Form 10KSB
period 1998-12-31
SWIFTY CARWASH & QUIK LUBE INC
filed 1999-04-01
CIK 1058307

=======================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

         (Mark One) [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1998

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from _____ to _____


                           Commission File No 0-25097



                       SWIFTY CARWASH AND QUIK-LUBE, INC.
              (Exact Name of Small Business Issuer in Its Charter)



                   Florida                       65-078-3722
           (State or other jurisdiction of  (I.R.S. Employer Identi-
            incorporation or organization)      fication No.)


                  17521 Crawley Road, Odessa, Florida     33556
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (813) 926-1603


         Securities registered under Section 12(b) of the Exchange Act:



         Securities registered under Section 12(g) of the Exchange Act:

                         Common stock, $.0001 par value

                  Class A Common Stock Warrants, $.01 par value




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenue for the most recent fiscal year, ending December 31, 1998, was $70,686.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 29, 1999, was approximately $1,109,280 based on the most recent sales of newly-issued common equity. The Company's Form 10-SB was effective on January 25, 1999 and reached the no comment stage on February 18, 1999. As of March 11, 1999, the Company was approved for trading on the OTC Bulletin Board.

The number of shares of the Company's common stock, par value $.0001 per share, outstanding as of March 29, 1999, was 8,404,120. The number of the Company's Class A Warrants, for the purchase of one share of common stock as of March 29, 1999, was 318,240.

Part I

Item 1.  Description of Business

The Company was formed to develop, own and operate a chain of full-service car washes and express oil change centers (the "Centers"). The Company's founders plan to capitalize on various trends that they believe will create a demand for the auto-related products and services to be provided by the Centers. One such trend is the steady reduction in the number of gas stations providing routine automobile maintenance such as oil changes. Thousands of the traditional, full-service stations have closed and many others have been converted to self-service stations offering no maintenance services. A second trend is the increased demand for convenience created by Americans' busier lifestyles. A majority of U.S. households now have two working spouses or a single working adult. Work and family responsibilities have both reduced spare time and increased the dependence on automobile transportation. As a result, fewer and fewer Americans are taking the time to change their own oil and/or wash their cars at home. Several companies have attempted to exploit these trends by opening stand-alone car washes or quick-lube centers. The Company believes that a market niche exists for the combination of these two services at one establishment. Accordingly, the Company anticipates that its full service Centers will be designed to fill this niche by offering a car wash, oil change and fluid check within a 15 to 20 minute period, all without an appointment.

The Company spent approximately $200 on demographic surveys of the area surrounding the first Center in Palm Harbor, Florida which were compiled by Urban Decisions Marketing, Inc. In addition to the trends discussed above, the Company is targeting high growth, high traffic areas for its Centers. With the assistance of data from Urban Decision Marketing, Inc. the Company found the area off of U.S. Highway 19 in Palm Harbour, Florida to be an area of high urban growth consistent with its target market for its first Center location. Additional locations will be targeted in similar areas to capture what the Company believes is its market niche.

The Company constructed its prototype Center in Palm Harbor Florida on real property owned by the Company (hereinafter the "Prototype Center"). The approximately one (1) acre site was purchased from Champion Hills by the Company's predecessor for $312,500. The land was assigned to the Company along with Steele Holdings' other assets in the reorganization. The Company entered into a contract in the amount of $15,500 with Oliveri Architects for the design of the Prototype Center. Equipment for the Prototype Center in the amount of $250,000 was purchased from O'Hanrahan Consultant's, Inc. Its contract provided for assistance with construction of the carwash and installation and operation of the equipment. The first Center was opened on January 18, 1999. It is too early to anticipate the profitability of operations at the first Center. Letters of intent have been issued regarding acquisition of other Center sites but none have been agreed upon as of January 26, 1999.

At its Prototype Center, the Company currently has four employees. The Company anticipates that each Center will have approximately 15-20 full and part-time employees, consisting of one manager, two assistant mangers, five to seven clerical and sales personnel and seven to ten employees in the Center's carwash and oil change operations. In addition, it has agreements for services with Donald Hughes, Raymond Lipsch and Stanley Rabushka all of whom are officers and/or founding shareholders in the Company.

One of the major areas of regulation facing the Company is waste disposal. The Company anticipates that it will participate in a product indemnification program with Pennzoil Products Company ("Pennzoil") for the disposal of product waste. Under the program, a Pennzoil approved waste-oil hauler removes the oil and lubricant waste from pre-approved containers on-site. Pennzoil will agree to indemnify the Company against any waste oil spills or improper disposal of the waste oil materials. In addition, the Centers are built without any drainage in the oil change pits to prevent accidental spills. 70% of the detergent and wax products used in the carwash are recycled within a built-in reclaim system at the Center. No permit was required to dispose of the additional waste products in the public sewage system.

The Company is in the development stage of conducting its business. Its operations are subject to various risks inherent in any start-up enterprise with no operating history. New ventures, such as the Company, frequently encounter unforeseen problems which often require more time and capital than budgeted, and are subject to all of the risks inherent in the organization of a new business venture. As a result of its developmental nature and its limited history, the Company may be expected, at least initially, to continue to sustain operating losses.

The officers and directors of the Company have no experience operating a business of this type. The Company is working with consultants who have experience in the industry: John Oster, and Edward O'Hanrahan. John Oster will be given 10,000 shares of the Company's restricted common stock in exchange for consulting regarding carwash start-up and operation for a period of one year. There are other carwash companies and car lube companies with more operating experience and financial resources than the Company. Currently, only minimal revenue has been received by the Company from operations. There can be no assurance that the Centers will be profitable.

Business

The Company anticipates that each Center will contain a full service carwash, car detailing station, oil change and lube bays and a retail area. The Centers will be designed so that cars can drive through the oil and lube bays and then drive through the carwash. The oil change and lube areas will be located in two or three bays designed and equipped to provide oil and filter changes, lubrication and replacement of most engine fluids. The service bays will each feature a basement in order to eliminate the need for hydraulic lifts and allow more than one technician to work on the car simultaneously. To increase efficiency, one technician will work from the basement and another technician will work at ground level. In addition to changing the oil, the technicians will also lubricate the chassis, check and fill the transmission, brakes, differential, power steering, window washer and battery fluids, check the air filter and inflate the tires to the proper pressure. The Company plans to have each Center use top-quality replacement motor oils, lubricants and filters as part of its standard oil change. The Centers will be designed and stocked to service almost every kind of vehicle, including foreign and older vehicles. Certain parts and supplies offered by the Company will be sold on a consignment basis, thereby reducing the amount of capital required for inventory.

The Company anticipates that each Center will be equipped with a 100-foot fully automatic conveyer featuring touch free equipment. The equipment will be fully computerized and will feature the latest technology in automated carwash equipment. Each car will be vacuumed prior to entering the wash and window interiors will be manually cleaned after the car exits the wash. Customers will also be given the opportunity to choose from a variety of optional services such as tire and interior treatment. The Company anticipates that each Center will also feature a separate station providing complete auto detailing on an expedited basis.

The Company plans for each Center to feature a customer lounge as well as a snack bar with coffee, espresso and related items. The lounge will include a retail area which will display a complete line of novelty and unique accessories. From windows located along one wall of the retail area, customers will be able to watch their cars as they are being washed.

The Company plans to use a computerized point of sale computer system in each Center, enabling the Company's management to identify strengths and weaknesses in each Center's operation. The computer system will also track customer data, sales and employee information. Each Center's computer system will eventually be linked to the Company's home office so that results can be analyzed by the Company's management on a daily basis.

In addition to the Company's full-service Centers, the Company may in the future develop one or more self-service Centers. The self-service Centers would be placed in locations that are not large enough to otherwise be usable for a full-service Center. Self-service Centers would probably consist of a series of four to five bays in which customers can wash their own cars using a devise that emits soap, pressurized water and wax. In addition, one bay may be dedicated to a touchless carwashing machine. The Company has not determined when it may develop self-service Centers, if ever, and accordingly, has not provided for the development of self-service Centers in its business plans described herein. Unless expressly stated otherwise, the use of the term "Center" throughout this Annual Report means a full-service Center, not a self-service Center.

The Company

Swifty Carwash is a Florida Corporation formed on September 23, 1997(the "Company"). The Company is a successor to Steele Holdings, Inc., a Florida Corporation formed on August 13, 1997. Rachel Steele was the sole shareholder of and President of Steele Holdings. On January 20, 1998, the Company and Steele Holdings, Inc., were reorganized with all the assets of Steele Holdings being transferred into the Company. All 6,000 authorized shares of common stock were exchanged on a one to one thousand basis for shares in the Company. The real estate owned by Steele Holdings, which was used to build the first Carwash Center in Pinellas County, and Steele Holdings' contract with Oliveri Architects for the design of the first carwash, were assigned to the Company for no consideration. After the reorganization, all stock in the Company was owned by the Company's president, Rachel Steele. Steele Holdings has conducted no other business, held no other assets and was dissolved on October 16, 1998.

Industry Description and Outlook

The quick oil change industry is highly competitive, with many local, national and regional chains. In addition, most automobile service centers also provide oil change services, though not on an expedited basis. The carwash industry is not as competitive, consisting mostly of local or regional establishments and only a few national chains. There are relatively few carwash centers that also provide oil changes on an expedited basis. The Company believes that by providing both of these services at its full service Centers, the Company will have a competitive advantage over establishments providing only one of these services.

Business Strategy

The Company's business plan for the twelve months consists of completing the development of its first two to three Centers and the standard operating policies and procedures that will be applicable to all Centers. The Company has been able to complete the first Center without the funds from its private offering which was completed in October 1998. The second Center will require approximately all of the funds from the Company's private offering. The Company anticipates that over the next three years, as the fifth and sixth Centers are being developed, the Company will also open a centralized administrative office.

Government Regulation

The Company is subject to various local, state and federal laws regulating the discharge of pollutants into the environment. The Company believes that its operations are in compliance in all material respects with applicable environmental laws and regulations. Compliance with these laws and regulations is not expected to materially affect the Company's competitive position. Even if the Company is able to enter into the Pennzoil indemnification program, there can be no assurance that the Company will not incur material environmental liability in connection with any of its properties.

Marketing

The Company plans to utilize a strong advertising program to attract customers. Using direct mail, radio, and newspaper ads, the Company plans to feature continual specials and promotions such as ladies days and senior days.

Item 2.  Description of Property

The Prototype Center began operations on January 18, 1999. It is located in Palm Harbor, Florida, on U.S. Highway 19. The Prototype Center cost $1.2 million dollars and the remaining Centers should cost between $800,000 and $900,000 to construct. The subject property containing the Prototype Center consists of approximately one (1) acre and previously received approval from Pinellas County for site construction. A construction contract was entered into between the Company and Brandon Construction Company for the Prototype Center construction with the amount of $525,486 being paid to Brandon. The Company and Rachel Steele, President of the Company, personally, entered into a promissory note with People's Bank in the amount of $525,000 to cover the construction of the carwash. The note has a maturity date of May 1, 2014 at a rate of one (1%) percent in excess of the Prime Rate. Said note is secured by a mortgage on the land owned in Pinellas County for the construction of the Prototype Center. Sites for the other Centers have not been finalized.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company has authorized 50,000,000 shares of common stock. The Company's stock began trading on the Over the Counter Market on March 11, 1999. There have been limited transactions to date. On March 15, 1999, the average high and low price of the Company's shares was $6.00. On March 23, 1999, the average high and low price for the Company's warrants was $1.25. These prices were obtained from www.investools.com reports. The approximate number of holders of record of each class of common equity securities is 28. No dividends have been declared to date. The future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. None of the outstanding warrants have been exercised.

Prior to its private offering, the Company sold shares to its officers and directors as set forth herein. Additional sales to qualifying purchasers have been made by the officers of the Company pursuant to Regulation D, Rule 504. The Company did not pay any sales commissions or discounts to any person for the cash sales for any shares and no public solicitation was used. No underwriter has participated in the sales made to date. The total offering price was one million dollars. Each Unit sold contained 800 shares of common stock and 1,600 Common Stock Purchase Warrants. The price for each Unit was $5,000. 198.9 Units were sold for a total consideration of $994,500 was raised under the exempt offering.

Special Note Regarding Forward Looking Statements

This annual report on Form 10-KSB of Swifty Carwash and Quik-Lube, Inc. for the year ended December 31, 1998 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Business Strategy and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, Swifty Carwash expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; labor difficulties; commodity prices for natural gas and crude oil; the effect of weather on crude oil and natural gas demand and consumption; competition for customer in the carwash and oil change industries; the costs of exploration and development of petroleum reserves; exploration risks; political risks impacting exploration and development; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Special Note Regarding Forward-Looking Statements."

Overview

The Company is a development stage, carwash and oil change company. The Company is considered to be in the development stage because it is devoting substantially all of its efforts to establishing its business and because its planned operations have just commenced in January 1999. There can be no assurance that the Company will ever achieve profitable operations.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. In order to be successful the Company must, among other things, successfully develop and commercialize its product candidates, secure all necessary proprietary rights, respond to competitive developments, and continue to attract, retain and motivate qualified persons. There can be no assurance that the Company will be successful in addressing these factors.

The Company's performance in the coming year will be determined by the operations of the Prototype Center, whether the Company successfully acquires additional Center sites. The operating expenses of the Company will depend on several factors, including the price of petroleum and oil products, and environmental regulations, specifically waste disposal regulations. Each of these factors will be discussed below.

Liquidity

As of December 31, 1998, the Company incurred $758,456 in long-term debt. The majority of this is a bank note for the purchase of equipment for the Prototype Center. The Company anticipates that it will have to continue to expend resources for the purchase of land and equipment for additional Centers. Its business plan calls for the development of approximately two sites in the coming year. The cost of the land will depend upon its location. Equipment and construction costs are anticipated to be $800 ,000 to $900,000.

From its inception through December 31, 1998, the Company sold 1,409,222 of Units comprised of common stock and warrants, including, $994,500 which was raised by the Company's private offering pursuant to Regulation D. The Company registered its common shares under the Securities and Exchange Act and became effective on January 27, 1999. Subsequently, on March 11, 1999, the Company was approved for trading on the OTC Bulletin Board. Over the long-term the Company will depend on revenue from operations. Profit from operations is anticipated to be sufficient to pay the costs of operating the Prototype Center but is not anticipated to be sufficient to fund the purchase and construction of other Centers in the coming year. If necessary the Company will attempt to obtain additional funding from commercial lenders to finance new Centers.

Capital Resources

The Company plans to increase its size and incur expenditures in the coming year and include new Centers. As of December 31, substantially all of the Company's assets are leveraged against loans to the Company for the construction of its Prototype Center. The payment on the note will increase in 1999 to $79,500. To date no new Center sites have been agreed upon. Upon agreeing on a particular site, the Company will incur land, new building and equipment purchase expenses. In anticipation of this expense, the Company has deposited $210,00 for use by Don Hughes General Contractor, Inc. in the construction of the next Center.

Additional resources of the Company have been allocated to a six (6) year license agreement with the Tampa Bay Buccaneers for a Luxury Suite. The agreement required a deposit of $30,000 and then $30,000 per year with half due on September 1, and half due on December 1 of each year. The term of the license agreement began in 1998.

Results of Operations

Administrative and start-up expenses increased from $3,105 in 1997 to $363,290 in 1998. This was due substantially to the Company's retaining consultants and the costs of the design and start up of the Prototype Center. The Company expects its general and administrative expenses to increase in 1999 due to hiring additional personnel (15-20 per Center) and incurring normal operational expenses for its Centers. It is anticipated that should the Company obtain an additional Center site, it plans on incurring similar building and equipment costs. The operating costs for the Centers will consist primarily of product inventory and wages.

Year 2000

The Company substantially relies on the PDQ Open Line Tunnel with Modifications in it carwash system. Defective date programming in information technology, and computer hardware and software might cause problems in the year 2000. Date errors may impact computer applications and also production resources, and the procedures of outside suppliers and independent contractors. Importantly, it is not always known where such date information is used. The Company has received written assurances that its software is year 2000 compliant. Not only will the Company continue to request written guarantees of year 2000 compliance with all software, hardware and information technology systems it purchases, but also, the Company plans to conduct regular back-ups of any accounting or inventory data throughout the year and immediately prior to the year change to preserve all information contained on its computer systems. Additionally, the carwash system used by the Company may be manually overridden so that it can be operated by hand in the event that its hardware or software is effected by the year 2000.

Item 7.  Financial Statements













                              Financial Statements

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                        Year Ended December 31, 1998 and
                   Periods August 13, 1997 (Date of Inception)
                       through December 31, 1997 and 1998

                          Independent Auditors' Report

                        Swifty Carwash & Quik-Lube, Inc.

                              Financial Statements

                        Year Ended December 31, 1998 and
                   Periods August 13, 1997 (Date of Inception)
                       through December 31, 1997 and 1998











                                    Contents




Independent Auditors' Report on Financial Statements...........................1

Financial Statements:

    Balance Sheet..............................................................2
    Statements of Operations...................................................3
    Statements of Changes in Stockholders' Equity..............................4
    Statements of Cash Flows.................................................5-6
    Notes to Financial Statements...........................................7-12

                          Independent Auditors' Report



Board of Directors
Swifty Carwash & Quik-Lube, Inc.
  (A Development Stage Enterprise)
Odessa, Florida


We have audited the accompanying balance sheet of Swifty Carwash & Quik-Lube, Inc. (a development stage enterprise) as of December 31, 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1998 and the periods August 13, 1997 (date of inception) through December 31, 1997 and 1998. These financial statements are the responsibility of the management of Swifty Carwash & Quik-Lube, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swifty Carwash & Quik-Lube, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended and for the periods August 13, 1997 (date of inception) through December 31, 1997 and 1998 in conformity with generally accepted accounting principles.



Pender, Newkirk & Company
Certified Public Accountants
Tampa, Florida
March 7, 1999

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                December 31, 1998




Assets
Current assets:
    Cash                                                          $      70,686
    Loans to stockholder                                                 38,354
    Prepaid assets                                                      144,821
                                                                  --------------
Total current assets                                                    253,861

Property and equipment not yet placed in service                      1,306,212
                                                                  --------------
Other assets:
    Deposit held by stockholder                                         210,000
    Deposits                                                             32,400
    Prepaid expenses, long-term portion                                 157,735
    Other assets                                                         15,616
                                                                  --------------
Total other assets                                                      415,751
                                                                  --------------
                                                                  $   1,975,824
                                                                  ==============
Liabilities and Stockholders' Equity Current liabilities:
    Accounts payable                                              $      73,162
    Payable to a stockholder                                              5,700
    Current maturities of notes payable and long-term debt               79,500
                                                                  --------------
Total current liabilities                                               158,362
                                                                  --------------
Long-term liabilities:
    Notes payable and long-term debt, less current maturities     $     695,956
    Consulting contract payable in common stock                          62,500
Total long-term liabilities                                       --------------
                                                                  $     758,456
                                                                  --------------
Stockholders' equity:
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 8,394,120 shares issued and outstanding       $         839
    Paid in capital                                                   1,409,222
    Deficit accumulated during development stage                       (351,055)
                                                                  --------------
Total stockholders' equity                                        $   1,059,006
                                                                  --------------
                                                                  --------------
                                                                  $   1,975,824
                                                                  ==============

Read independent auditors' report.  The accompanying
notes are an integral part of the financial statements.                        2

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                            Statements of Operations




                                                            Period August 13,
                                           Year Ended         1997 through
                                          December 31,         December 31,
                                             1998           1997          1998
                                        ----------------------------------------

Administrative and start-up expenses    $  363,290    $    3,105     $  366,395


Interest income                             10,892         4,448         15,340
                                        ----------------------------------------

Net (loss) income                       $ (352,398)   $    1,343     $ (351,055)
                                        ========================================

Net loss per share                      $     (.04)   $        0     $     (.05)
                                        ========================================

Weighted average common shares
outstanding                              8,209,478     6,000,000      7,596,950
                                        ========================================



























Read independent auditors' report.  The accompanying
notes are an integral part of the financial statements.                        3

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                  Statements of Changes in Stockholders' Equity

                        Year Ended December 31, 1998 and
                   Periods August 13, 1997 (Date of Inception)
                       through December 31, 1997 and 1998





                                                                                  Retained Earnings
                                         Common Stock                           (Deficit Accumulated
                                         ------------           Paid In          During Development
                                      Shares       Amount       Capital                 Stage)
                                      ===============================================================
Common stock issued for
  cash August 1997                    6,000,000     $ 600     $  149,400

Contributed capital for cash and
    reimbursement of expenditures
    September 1997                                               236,377

Income for period                                                                   $    1,343
                                      ----------------------------------------------------------------

Balance, December 31, 1997            6,000,000       600        385,777                 1,343

Common stock issued January 1998      2,235,000       223         22,127

Common stock issued through
    Regulation D Offering, net of
    offering costs of $28,166, March
    1998 through October 1998           159,120        16        966,318

Services donated by a stockholder                                 35,000

Loss for period                                                                       (352,398)
                                      ================================================================
Balance, December 31, 1998            8,394,120     $ 839     $1,409,222            $ (351,055)
                                      ================================================================










Read independent auditors' report.  The accompanying
notes are an integral part of the financial statements.                        4

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows





                                                                    Year Ended            Period August 13, 1997
                                                                   December 31,             through December 31,
                                                                      1998                 1997              1998

Operating activities
    Net (loss) income                                           $    (352,398)      $     1,343      $     (351,055)
                                                                ----------------------------------------------------
    Adjustments to reconcile net (loss)
        income to net cash (used) provided
        by operating activities:
           Contributed services                                        47,126                                47,126
           Increase in prepaid asset                                 (240,056)                             (240,056)
           Increase in accounts payable                                34,957                                42,662
           Decrease in income taxes payable                              (250)              250
                                                                ---------------------------------------------------
    Total adjustments                                                (158,223)              250            (150,268)
                                                                ---------------------------------------------------
    Net cash (used) provided by operating
        activities                                                   (510,621)            1,593            (501,323)
                                                                ---------------------------------------------------

Investing activities
    Acquisition of building and equipment                          (1,133,010)           (6,162)         (1,166,403)
    Increase in deposits and other assets                            (243,153)          (27,948)           (251,575)
                                                                ---------------------------------------------------
    Net cash used by investing activities                          (1,376,163)          (34,110)         (1,417,978)
                                                                ---------------------------------------------------

Financing activities
    Proceeds from issuance of notes payable                           668,687                               668,687
    Payments on notes payable                                          (2,540)                               (2,540)
    Net proceeds from issuance of stock and
        contribution of cash                                          969,058           379,936           1,356,494
    Advances from a stockholder                                         3,200                                 5,700
    Net advances to a stockholder                                     (38,354)                              (38,354)
    Decrease (increase) in stock payable                                                 10,000
                                                                ---------------------------------------------------
    Net cash provided by financing activities                       1,600,051           389,936           1,989,987
                                                                ---------------------------------------------------

Net (decrease) increase in cash and
    cash equivalents                                                 (286,733)          357,419              70,686

Cash and cash equivalents, beginning
    of period                                                         357,419
                                                                ---------------------------------------------------
Cash and cash equivalents, end of period                        $      70,686       $   357,419      $       70,686
                                                                ===================================================







Read independent auditors' report.  The accompanying
notes are an integral part of the financial statements.                        5

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows




Supplemental disclosures of noncash investing and financing activities:

During the period August 13, 1997 (date of inception) through December 31, 1997, the Company recorded offering costs, organizational costs, project costs, and equipment totaling $6,441 as contributed capital that were unreimbursed expenditures incurred by a stockholder.

During the period August 13, 1997 (date of inception) through December 31, 1997, the Company incurred a payable in connection with the incurrence of $7,705 of capitalized offering costs.

As of December 31, 1998, the Company reflected the construction of the carwash facilities of $109,309 as a loan payable.

The Company paid interest during 1998 of approximately $12,800.

During 1998, the Company issued stock in satisfaction of a $10,000 stock payable.

During 1998 and for the period from inception, the Company incurred a prepaid asset of $62,500 in connection with its obligation to issue 10,000 shares of stock.
























Read independent auditors' report.  The accompanying
notes are an integral part of the financial statements.                        6

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                        Year Ended December 31, 1998 and
                   Periods August 13, 1997 (Date of Inception)
                       through December 31, 1997 and 1998




1.      Basis of Presentation, Reorganization, and Going Concern

Steele Holdings, Inc. (a Florida corporation) was incorporated on August 13, 1997. Swifty Carwash & Quik-Lube, Inc. (a Florida corporation) was incorporated on September 23, 1997. On January 20, 1998, these companies entered into a plan of reorganization whereby Steele Holdings, Inc. transferred to Swifty Carwash & Quik-Lube, Inc. all of its assets in exchange for 6,000,000 shares of stock which represented all of the stock outstanding of Swifty Carwash & Quik-Lube, Inc. These shares were immediately distributed to the stockholder of Steele Holdings, Inc. in a complete liquidation and cancellation of its stock. The accompanying financial statements reflect this reorganization in a manner similar to a pooling of interest and as though it occurred on August 13, 1997. As part of the reorganization, 2,235,000 shares of stock were issued to three officers who were considered to be founders. The Company valued these shares at $.01 per share, an amount they determined to be a fair value based on the risk and uncertainty of this start-up company.


2.      Significant Accounting Policies

The significant accounting policies followed are:

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company maintains cash accounts in excess of the Federal Deposit Insurance Corporation's insured limit of $100,000.

        Property and equipment are stated at cost. Depreciation is calculated over the useful lives of the assets. No depreciation has been recorded in the accompanying financial statements since the equipment has not been placed into service.





Read independent auditors' report.                                             7

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                        Year Ended December 31, 1998 and
                   Periods August 13, 1997 (Date of Inception)
                       through December 31, 1997 and 1998




2.      Significant Accounting Policies (continued)

        Costs incurred in connection with private placement memorandums are capitalized as offering costs and offset against proceeds from the offering if successful or expensed if not successful.

        Loss per share is based on the weighted average number of common shares outstanding during each period after giving effect to the recapitalization described in Note 1. The Company has implemented SFAS No. 128. There is no effect on the prior loss per share amounts based on this statement. In computing diluted earnings per share, warrants exercisable into 318,240 shares were excluded because the effects were antidilutive.

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

        The Company follows the policy of capitalizing interest as a component of the cost of property and equipment constructed for its own use. In 1998, total interest incurred amounted to $12,794, of which none was charged to operations.

        Advertising costs are charged to operations when incurred. Advertising expense was approximately $22,500 for the year ended December 31, 1998 and there were no advertising costs that met the criteria for capitalization. There were no advertising costs capitalized or expensed during 1997.

        Certain minor reclassifications have been made in the 1997 financial statements to conform to the classifications used in 1998.






Read independent auditors' report.                                             8

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                        Year Ended December 31, 1998 and
                   Periods August 13, 1997 (Date of Inception)
                       through December 31, 1997 and 1998




3.      Property and Equipment Not Yet Placed In Service

Property and equipment not yet placed in service as of December 31, 1998 consist of:

        Land and buildings                                         $     956,803
        Furniture and fixtures                                            12,028
        Machinery and equipment                                          337,381
                                                                   =============
                                                                   $   1,306,212

The Company has not recorded depreciation expense on these assets as they have not been placed in service as of December 31, 1998.

Substantially all of the Company's property and equipment are pledged as collateral on loans as of December 31, 1998.


4.      Notes Payable and Long-Term Debt

Notes payable and long-term debt as of December 31, 1998 consist of:

     Note payable  to bank;  construction  loan;
          maximum  amount  of  $525,000; interest
          at prime plus 1.0% (9.25% at September
          30,  1998);  interest only   through
          May  1999;   principal   and   interest
          payments of approximately  $5,000 per month
          beginning June 1999 through May 2014; secured
          by mortgage; personally guaranteed by the
          majority stockholder                                       $   446,687
      Note payable to bank; interest at 10.0%; $4,264
          payable per month through November 2003
          including interest; secured b equipment and
          mortgage; personally guaranteed by the majority
          stockholder                                                    197,460
      Note payable to finance company; interest at 14.9%;
          payment of $522 per month including interest
          through December 2003; secured by equipment                     22,000
      Construction draws and retainages due                              109,309
                                                                        --------
                                                                         775,456
      Less amounts currently due                                          79,500
                                                                        ========
                                                                     $   695,956



Read independent auditors' report.                                             9

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                        Year Ended December 31, 1998 and
                   Periods August 13, 1997 (Date of Inception)
                       through December 31, 1997 and 1998




4.      Notes Payable and Long-Term Debt (continued)

The construction draws and retainages due per the above represent the amounts due under contracts for work performed through December 31, 1998. Of this amount, $78,313 is to be advanced under the construction loan and the balance was paid by the Company subsequent to year-end.

The following is a schedule by year of the approximate principal payments required on the above notes as of December 31, 1998:

             1999                        $    79,500
             2000                             60,000
             2001                             66,000
             2002                             72,800
             2003                             76,800
             Thereafter                      420,356
                                           =========
                                         $   775,456

5.      Income Taxes

No provision for income taxes is recorded due to the amount of tax losses incurred since inception.

Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of realization of the benefit of the amortization of these start-up costs.

The components of deferred tax assets at December 31, 1998 consist of the following:

            Deferred tax assets:
                Start-up costs                     $    110,508
                Valuation allowance                    (110,508)
                                                    ------------
            Total deferred tax assets              $          0
                                                    ============




Read independent auditors' report.                                            10

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                        Year Ended December 31, 1998 and
                   Periods August 13, 1997 (Date of Inception)
                       through December 31, 1997 and 1998




6.      Stock Offering

On February 18, 1998, the Company offered 160,000 shares of common stock and 320,000 common stock warrants through a private placement memorandum to raise $1.0 million. Each warrant entitles the holder to purchase one share of the Company's common stock at $7.25 per share at any time after 30 days from their issue date through December 31, 2000. Prior to their expiration, each warrant may be redeemable by the Company at a price of $.01.

As of December 31, 1998, 159,120 shares of stock and 318,240 common stock warrants have been issued under the above offering.


7.      Commitments and Related Party Transactions

During the period ended December 31, 1998, subsequent to the Company's reorganization, the Company issued 2,235,000 shares of stock to directors and officers at $.01 per share.

During 1998, the Company advanced approximately $118,000 to the majority stockholder. Of this amount, $96,166 was formalized into an unsecured promissory note which bears interest at eight percent. The note is to be repaid to the Company in quarterly installments of principal and interest of $5,000 beginning on November 15, 1998 until the balance is repaid in full. During the year, the stockholder repaid approximately $83,600. The balance of this note at December 31, 1998, together with interest, amounted to approximately $38,350.

During the year ended December 31, 1998, the president performed services for the Company at no cost. The Board of Directors valued these services at $35,000 and recorded this amount as additional paid-in capital.

On August 8, 1998, the Company entered into a consulting and contracting agreement with a stockholder whereby the stockholder will explore, investigate, and locate appropriate parcels of land and supplies of equipment on behalf of the Company. In addition, the stockholder will provide certain construction services to the Company. In exchange for these services, the Company will pay the stockholder between three and five percent of the total costs of projects which have been negotiated or performed by the stockholder. Included in deposits at December 31, 1998 is $210,000 paid to the stockholder to be used on behalf of the Company in connection with this agreement.



Read independent auditors' report.                                            11

                        Swifty Carwash & Quik-Lube, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                        Year Ended December 31, 1998 and
                   Periods August 13, 1997 (Date of Inception)
                       through December 31, 1997 and 1998




7.      Commitments and Related Party Transactions (continued)

In November 1998, the company entered into a consulting contract with a stockholder. The contract calls for annual compensation of $72,500 for a period of three years.

The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

During the year ended December 31, 1998, the Company entered into a contract to construct a car wash facility for a total contract price, including change orders, of approximately $597,800. As of December 31, 1998, all construction costs have been incurred under this contract.

During the year ended December 31, 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at December 31, 1998 is a $30,000 deposit in accordance with the terms of this agreement; the Company incurred an expense of $24,000 during 1998. The Company is committed under this agreement for an annual fee of $30,000 through 2003.

The Company entered into a three-year advertising promotion and publicity agreement for $270,000. This amount has been capitalized and is being amortized over the three-year term.


8.      Warrants

At December 31, 1998, the Company had outstanding exercisable warrants to purchase 318,240 shares of the Company's common stock of $7.25 per share. The warrants expire on December 31, 2000. At December 31, 1998, 318,240 shares of common stock were reserved for that purpose.

Prior to expiration, the warrants may be redeemed by the Company at a price of $.01.









Read independent auditors' report.                                            12

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any disagreement with its independent auditor on any matter of accounting principles or practices or financial statement disclosure.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following is a brief description of the educational and business experience of each director, executive officer and key employee of the Company:

Rachel L. Steele, age 30, is a Director as well as President and Secretary of the Company. Ms. Steele is a graduate of the University of Southern Florida with a degree in Business Administration. Since graduating from college in May of 1994, Ms. Steele has spent the majority of her time managing her own investment portfolio. In addition, Ms. Steele has from time to time provided certain financial consulting services to individuals and corporations.

Raymond Lipsch, age 59, is a Director, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company. Mr. Lipsch attended Northwestern University in Illinois. Mr. Lipsch has over 30 years of entrepreneurial and management experience, specializing in the development of new companies, developing new divisions and re-energizing troubled ones. Since 1992, Mr. Lipsch has been engaged in the sales and marketing of insurance products, first as an independent agent, then as a sales representative for American Express. Since May 1994, Mr. Lipsch has been employed as a sales representative for Av-Med.

Donald C.  Hughes,  age 44, is a  Director  as well as a Vice  President  of the
Company. Mr. Hughes graduated from the University of Florida in 1977 with a degree in Building Construction. In 1985, Mr. Hughes formed his own construction company, Donald C. Hughes General Contractor, Inc., which has been in operation for thirteen years and which engages primarily in the development and construction of single family residences and small commercial buildings.

Stanley D. Rabushka, age 64, has been employed by the Company as a business advisor and consultant since operations began in September 1997. Mr. Rabushka graduated from Washington University in 1956 and 1958 with degrees of Bachelor of Science in Engineering Physics and Master of Arts in Mathematics. After a career involving scientific and engineering work for Emerson Electric and the United States Government, among others, Mr. Rabushka served for more than 15 years as Vice President and General Manager for Louis Cap Company, a leading manufacturer of men's headwear. Mr. Rabushka earned his Juris Doctoris degree from Saint Louis University in 1977 and has been a practicing attorney since that time with offices in St. Louis, Missouri. Mr. Rabushka, however, will not provide legal service for the Company, as the Company has retained other counsel for that purpose.

The above listed individuals have been officers and directors of the Company since its reorganization on January 20, 1998. No voting arrangements exist between them. The above persons were selected pursuant to provisions in Article IV of the Company's By-Laws, all holding office for a period of one year or until their successors are elected and qualified. None of the officers or directors of the Company have been involved in legal proceedings during the past five years which are material to an evaluation of the ability or integrity of any director, person nominated to become a director, or executive officer of the issuer, including any state or Federal criminal and bankruptcy proceedings.

Item 10.  Executive Compensation

Name of Individual         Capacities in which       Aggregate Renumeration
                               Was received

Rachel Steele                  President                     $117,981

Raymond Lipsch                 Consultant                    $ 72,500

Donald Hughes                  Consultant                    $210,000

Stanley Rabushka               Consultant                    $ 14,000*

*Mr. Rabushka received 1,400,000 share of common stock as partial compensation for services. Although the initial agreement between Mr. Rabushka and the Company valued the shares at .0463 for tax purposes , the Company determined that the shares were to be valued at .01 and authorized the same with the consent of Mr. Rabushka.

None of the Company's officers currently receive a salary from the Company, and all but Ms. Steele are engaged in other enterprises on a full-time basis. Rachel Steele has received advances during the year in lieu of salary totaling $117,981; $83,642 of which has been repaid. As of December 31 , $38,354 remains unpaid, and includes interest computed at eight (8%) percent. This compensation was exchanged for services on behalf of the Company in arranging the construction of the Prototype Center and preparing to list the Company's stock on over-the-counter markets. In addition, Ms. Steele donated services valued by the Company at $35,000 in preparing the Company to sell its securities over-the-counter and working with contractors and employees to open the Prototype Center. Although the Company anticipates entering into an employment contract with Ms. Steele in the future, no agreements have been reached regarding the terms of any future compensation.

Since the reorganization and through November 15 1998, Mr. Lipsch has received compensation for consulting services totaling $72,500 pursuant to his oral agreement for regarding the Company's private and public offerings for a time not less then 250 hours per year. Mr. Lipsch's contract provides for this same arrangement every calendar year expiring on November 15, 2001. The Company has not reached any agreement regarding future compensation to Mr. Lipsch beyond November 2001.

Don Hughes as president of Don Hughes General Contractor, Inc., who is also a Director and Vice-President of Swifty, has entered into a contract with the Company to provide consulting services in construction and real estate for which a sum of $210,000 was deposited for his use. None of the funds have been used as of the date of this offering. This arrangement is anticipated to be applied when the second Center site is located, and to end after its construction. Mr. Hughes' contract provides that his Corporation will provide construction services for the Centers when agreeable to both parties. No agreements regarding compensation beyond the terms of the aforementioned contract have been reached between the Company and Mr. Hughes.

The above three officers of the Company may be paid a salary at some point in the future as their responsibilities as Directors with the Company increase. At this time, the Company does not plan on paying its Board of Directors in return for their services as Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

None of the officers and directors have received a salary during the past twelve months. There are no officer or director groups. As a group, the officers and directors of the Company own 81% of the outstanding shares of common stock. As of March, 1999 the stock ownership of the Officers and Directors and 10% Shareholders was as follows.


Title                  Name and                Amt and         Percent
 of                    Address                Nature of          of
Class              of Beneficial Owner   Beneficial Ownership   Class

Common             Rachel L. Steele           5,940,000          71%
Stock              17521 Crawley Road
                   Odessa, FL 33556

Common             Stanley and Arlene         1,400,000          17%
Stock              Rabushka
                   250 South Brentwood,
                   Suite 4-L
                   St. Louis, MO 63105

Common             Raymond Lipsch*              611,520          07%
Stock              19522 Michigan Avenue
                   Odessa, FL 33556

Common             Donald Hughes*               267,720          03%
Stock              3112 Harborview Avenue
                   Tampa, FL 33611
Common
Stock              Total                      8,219,240          98%

*Don Hughes and Raymond Lipsch also own the warrants in the following number and with the following terms:

                        Class         Amount  Exercise Price      Exercise Date
Donald Hughes   Class A Common Stock  65,440       7.25             12/31/00
Raymond Lipsch  Class A Common Stock  23,040       7.25             12/31/00

Item 12.  Certain Relationships and Related Transactions

On January 20, 1998, the Company and Steele Holdings, Inc., were reorganized with all the assets of Steele Holdings being transferred into Swifty Carwash & Quik-Lube, Inc. All 6,000 shares of common stock were exchanged on a one to one thousand basis for shares in the Company. The real estate owned by Steele Holdings, which was used to build the first Carwash Center in Pinellas County, and Steele Holdings' contract with Oliveri Architect for the design of the first carwash, were assigned to the Company for no consideration. After the reorganization, all stock in the Company was owned by the Company's president, Rachel Steele.

None of the Company's officers currently receive a salary from the Company, and all but Ms. Steele are engaged in other enterprises on a full-time basis. Rachel Steele has received advances during the year in lieu of salary totaling $117,981. $83,642 of which has been repaid. As of December 31 , $38,354 remains unpaid, and includes interest computed at eight (8%) percent. This compensation is for services on behalf of the Company in arranging the construction of the first Center and preparing to list the Company's stock on over-the-counter markets. In addition, Ms. Steele donated services valued by the Company at $35,000 in preparing the Company to sell its securities over-the-counter and working with contractors and employees to open the Prototype Center.

Mr. Lipsch has received compensation for consulting services totaling $72,500 pursuant to his agreement regarding the private and public offerings for a time of not less then 250 hours per year. Mr. Lipsch's contract provides for this same arrangement every calendar year expiring on November 15, 2001.

Don Hughes as president of Don Hughes General Contractor, Inc., who is also a Director and Vice-President of Swifty, has entered into a contract with the Company to provide consulting services in construction and real estate for which a sum of $210,000 was deposited for his use. None of the funds have been used as of the date of this offering. This arrangement is anticipated to be applied when the second Center site is located, to end after its construction. Mr. Hughes' contract provides that his Corporation will provide construction services for the Centers when agreeable to both parties.

The Company entered into an agreement for services and stock with Stanley Rabushka in addition to the agreement included as an exhibit to Swifty's Form 10-SB filed on November 26, 1998. The agreement is for the term beginning April 6, 1998 and ending April 6, 2001. The amount of compensation provided by the agreement is as approved by the Board from time to time. In addition, the Company and Mr. Rabushka have signed an agreement for the issuance of stock. This agreement, dated April 6, 1998, provide for common stock totaling 1,400,000 shares to be valued at .0483 cents per share for tax purposes or a total of $67,620.00 as compensation for services. This agreement has subsequently been modified by written action of the Company and signed by Mr. Rabushka to indicate that the value of the stock is .01 per share.

In addition, the Company has entered into a six (6) year license agreement with the Tampa Bay Buccaneers for a Luxury Suite. The agreement required a deposit of $30,000 and then payments of $30,000 per year with half of that amount due on September 1, and half due on December 1. The term of the agreement began in 1998.

Item 13.  Exhibits and Reports on Form 8-K

Exhibits marked by asterisk(s) have not been included with this Annual Report on Form 10-KSB, but instead have been incorporated by reference to other documents filed by the Company with the Commission.

Exhibit   Description                                                  Number

*(2)Plan of Acquisition, Reorganization,
    Arrangement, Liquidation or Succession....................................
 (3)Articles of Incorporation and By-Laws.....................................

    *(a)Articles of Incorporation.............................. ..............
   **(b)By-Laws...............................................................

(4)Instruments Defining the Rights of Security Holders

    *(a)Subscription Agreement................................................
    *(b)Warrant Agreement.....................................................

(9)Voting Trust Agreements................................................None

(10)Material Contracts........................................................
    *(a)Equipment Purchase Contract...........................................
    *(b)Construction Contract.................................................
    *(c)Architect Contract....................................................
    *(d)Consulting Contract-Donald Hughes.....................................
    *(e)Employment Contract-Stanley Rabushka..................................
    *(f)Promissory Note - Swifty..............................................
    *(g)Promissory Note - Steele .............................................
    *(h)Consulting Contract-John Oster .......................................
    *(i)Raymond Lipsch Contract ..............................................
    *(j)Land Purchase Contract................................................
     (k) Stanley Rabushka Employment and Stock Agreement......................
     (l) Tampa Bay Buccaneers Agreement.......................................

(11)Statement re: computation of per share earnings...........................

(13)Annual or quarterly reports: Form 10-Q.................................None

(16)Letter regarding Changes in Certifying Accountant......................None

(18)Letter on change in accounting principles..............................None

(21)Subsidiaries of the Registrant.........................................None

(22)Published report regarding matters submitted to vote...................None

(24)Power of Attorney......................................................None

(27)Financial Data Schedule................................................

(99)Additional Exhibits....................................................None


*  Previously filed with Form 10-SB on November 23, 1998.
** Previously filed with Form 10-SBA No. 1 on February 2, 1999.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Swifty Carwash & Quik-Lube, Inc.

Date:   March 31, 1999



                                              By: /s/ Rachel Steele
                                                  -----------------------
                                                  Rachel Steele, President,
                                                  Secretary, Director


                                              By: /s/ Raymond Lipsch
                                                  -----------------------
                                                  Raymond Lipsch,
                                                  Chief Executive Officer,
                                                  Chief Financial Officer,
                                                  Treasurer, Director


                                              By: /s/ Donald Hughes
                                                  ----------------------
                                                  Donald Hughes, Vice President,
                                                  Director