Form 10QSB
period 1999-03-31
SWIFTY CARWASH & QUIK LUBE INC
filed 1999-05-13
CIK 1058307

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                        For the transition period from to

                                  -------------

                        Commission file number: 0-25097

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


                                 -------------

Check whether the issuer:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of May 3, 1999 was 8,604,120.

================================================================================

                               Index to Form 10QSB


Part I - Financial Information                                              Page

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet March 31, 1999...............................1

         Condensed Statements of Operations - Three Months Ended
         March 31, 1999 and for the period August 13, 1997
         (Date of Inception) through March 31, 1999...........................2

         Condensed Statements of Cash Flows - Three Months Ended
         March 31, 1999 and for the period August 13, 1997
         (Date of Inception) through March 31, 1999...........................3

         Notes to Condensed Financial Statements..............................4

Item 2.  Management's Discussion and Analysis or Plan of Operation............8

Part II - Other Information

Item 1.  Legal Proceedings...................................................10

Item 2.  Changes in Securities and Use of Proceeds...........................10

Item 4. Submission of Matters to a Vote of Security Holders..................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

Signatures...................................................................14

Exhibit Index................................................................15

Part I.  Financial Information

Item 1.  Financial Statements



                        SWIFTY CARWASH & QUIK-LUBE, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                                 March 31, 1999
                                                                 --------------

                                     ASSETS
                                    -------

Current assets
  Cash and cash equivalents                                      $       38,108
  Inventory                                                               5,357
  Loans to stockholders                                                  13,000
  Prepaid expenses                                                      152,633
                                                                 --------------
      Total current assets                                             209,098
                                                                 --------------
Property and equipment
  Land                                                                  312,500
  Building                                                              651,325
  Equipment                                                             348,076
                                                                 --------------
                                                                      1,311,901
  Less: Accumulated depreciation                                        (14,871)
                                                                 --------------
      Total property and equipment                                    1,297,030
                                                                 --------------
Other assets
  Loans to stockholder                                                   24,005
  Deposits                                                               32,600
  Deposit held by stockholder                                           210,000
  Prepaid expenses, long-term portion                                   111,764
  Other assets                                                           14,531
                                                                 --------------
      Total other assets                                                392,900
                                                                 --------------
Total Assets                                                     $    1,899,028
                                                                 ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Accounts payable                                               $      101,718
  Payable to stockholders                                                 5,700
  Current maturities of notes payable and long-term debt                 74,500
                                                                 --------------
      Total current liabilities                                         181,918
                                                                 --------------
Long-term liabilities
  Notes payable and long-term debt, less current maturities             707,926
                                                                 --------------
Stockholders' equity
  Common stock; $.0001 par value; 50,000,000 shares
  authorized; 8,404,120 shares issued and outstanding                       840
Paid in capital                                                       1,471,721
Accumulated deficit                                                    (463,377)
                                                                 --------------
      Total stockholders' equity                                      1,009,184

                                                                 --------------
Total Liabilities and Stockholders' Equity                       $    1,899,028
                                                                 ==============


                See accompanying notes to financial statements.

                        SWIFTY CARWASH & QUIK-LUBE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Revenues
  Operating revenues                               $    38,138     $        -
  Interest income                                        2,223            3,707
                                                   ------------    ------------
      Total revenues                                    40,361            3,707
                                                   ------------    ------------
Expenses
  Operational costs                                     45,515              -
  Depreciation and amortization                         54,115              -
  Other general and administrative                      38,845           45,934
  Interest expense                                      14,207              -
                                                   ------------    ------------
      Total expenses                                   152,682           45,934
                                                   ------------    ------------
Net loss                                           $  (112,321)    $    (42,227)
                                                   ============    ============
Net loss per common share                          $      (.01)    $       (.01)
                                                   ============    ============
Weighted average common shares outstanding           8,404,120        8,240,333
                                                   ============    ============




                See accompanying notes to financial statements.

                        SWIFTY CARWASH & QUIK-LUBE, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Cash flows from operating activities
  Net loss                                         $  (112,321)    $    (42,227)
                                                   ------------    ------------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortizati on                     54,115              -
     Increase in interest receivable                    (1,952)             -
     Increase in inventory                              (5,357)             -
     Increase in accounts payable                       28,556           24,201
                                                   ------------    ------------
            Total adjustments                           75,362           24,201
                                                   ------------    ------------
       Net cash used in operating activities           (36,959)         (18,026)
                                                   ------------    ------------


Cash flows from investing activities
  Acquisition of building and equipment                 (5,689)         (23,482)
  Decrease (increase) in deposits and other assets        (200)           1,123
                                                   ------------    ------------
     Net cash used in investing activities              (5,889)         (22,359)
                                                   ------------    ------------

Cash flows from financing activities
  Payments on notes payable                            (34,030)             -
  Net proceeds from issuance of stock                      -            122,305
  Advances from stockholders                            41,000              -
  Net advances (to) from a stockholder                   3,300           (8,400)
                                                   ------------    ------------
      Net cash provided by financing activities         10,270          113,905
                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents   (32,578)          73,520

Cash and cash equivalents, beginning of period          70,686          357,419
                                                   ------------    ------------
Cash and cash equivalents, end of period           $    38,108     $    430,939
                                                   ============    ============






                See accompanying notes to financial statements.

                        SWIFTY CARWASH & QUIK-LUBE, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Continued)




Supplemental disclosures of noncash investing and financing activities:

In March 1999, the Company issued 10,000 shares of common stock due under a consulting contract executed in 1998.

Supplemental disclosure of cash flow information:

The Company paid approximately $14,000 in interest for the three months ended March 31, 1999.




















                See accompanying notes to financial statements.

                        SWIFTY CARWASH & QUIK-LUBE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Anaudited)

The information presented herein as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, is unaudited.

(1) Basis of Presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 1998.

(2) Development Stage Enterprise:

Prior to January 1, 1999, the Company was considered a development stage enterprise.

(3) Notes Payable:

The Company borrowed $41,000 from three shareholders during the three months ended March 31, 1999. These notes are payable in annual installments of $15,623, including interest at 7%, beginning June 1, 1999. The debt is convertible into shares of the Company's common stock at price of $1.00 per share.

(4) Income Taxes:

The Company has provided a 100% valuation allowance for the income tax benefit resulting from the losses incurred since inception. Therefore, no income tax provision or benefit is provided in the accompanying statement of operations.

(5) Stock Offering:

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

                        SWIFTY CARWASH & QUIK-LUBE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(6) Commitments and Related Party Transactions:

During the period ended December 31, 1998, subsequent to the Company's reorganization, the Company issued 2,235,000 shares of stock to directors and officers at $.01 per share.

During 1998, the Company advanced approximately $118,000 to the majority stockholder. Of this amount, $96,166 was formalized into an unsecured promissory note which bears interest at eight percent. The note is to be repaid to the Company in quarterly installments of principal and interest of $5,000 beginning on November 15, 1998 until the balance is repaid in full. During the year, the stockholder repaid approximately $83,600. The balance of this note at March 31, 1999, together with interest, amounted to approximately $37,000.

During 1998, the president performed services for the Company at no cost.
The Board of Directors valued these services at $35,000 for 1998 and recorded this amount as additional paid-in capital. Other general and administrative expenses for the three months ended March 31, 1998, includes $8,750 in expense for these services.

On August 8, 1998, the Company entered into a consulting and contracting agreement with a stockholder whereby the stockholder will explore, investigate, and locate appropriate parcels of land and supplies of equipment on behalf of the Company. In addition, the stockholder will provide certain construction services to the Company. In exchange for these services, the Company will pay the stockholder between three and five percent of the total costs of projects which have been negotiated or performed by the stockholder. No services were earned under this agreement for the three months ended March 31, 1999. Included in deposits at March 31, 1999 is $210,000 paid to the stockholder to be used on behalf of the Company in connection with this agreement.

In November 1998, the Company entered into a consulting contract with a stockholder. The contract calls for annual compensation of $72,500 for a period of three years. The Company has accrued and expensed $18,125 for the three months ended March 31, 1999, under this contract.

The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

During the year ended December 31, 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at March 31, 1999 is a $30,000 deposit in accordance with the terms of this agreement. The Company is committed under this agreement for an annual fee of $30,000 through 2003. The Company expensed $7,500 and $6,000 for the three months ended March 31, 1999 and 1998, respectively, under this agreement.

The Company entered into a three-year advertising promotion and publicity agreement for $270,400. This amount has been capitalized and is being amortized over the three-year term. The Company expensed $22,500 for the three months ended March 31, 1999, under this agreement.

                        SWIFTY CARWASH & QUIK-LUBE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)
(7) Warrants:

At March 31, 1999, the Company had outstanding exercisable warrants to purchase 318,240 shares of the Company's common stock of $7.25 per share. The warrants expire on December 31, 2000. At March 31, 1999, 318,240 shares of common stock were reserved for that purpose.

Prior to expiration, the warrants may be redeemed by the Company at a price of $.01.

(8) Net Loss Per Common Share:

Net loss per common share is computed in accordance with the requirements of
Statement of Financial Accounting Standards No. 128 (SFAS 128).   SFAS 128
requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. In computing diluted loss per share, warrants exercisable into 318,240 common shares were excluded because the effect is antidilutive.

Item 2. Management's  Discussion and Analysis or Plan of Operations.

    The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and the related Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. These and additional risk factors are identified in our annual report to the Securities and Exchange Commission filed on forms 10-KSB and in other SEC filings.

Liquidity

The Company's working capital was approximately $27,000 as of March 31, 1999. This decrease of $68,000 from December 31, 1998, is due to additional expenses incurred for the opening the initial Prototype Center in January 1999. The Company incurred a net loss of $112,321 for the three months ended March 31, 1999, on revenues from operations of $38,138 compared to a loss of $42,227 for the three months ended March 31, 1998, when the Company was in the development stage.

As of March 31, 1999, the Company has approximately $782,000 in long-term debt, including an additional $41,000 from three shareholders incurred in 1999. The majority of this debt was used to finance the construction of the building and purchase of equipment for the Prototype Center. The Company anticipates that it will continue to expend resources for land, construction of facilities and equipment for additional Centers. Its business plan calls for the development of approximately two sites in the coming year. The cost of the land will depend upon its location. Equipment and construction costs are anticipated to be $900,000 per Center.

From its inception through December 31, 1998, the Company sold 198.9 Units comprised of common stock and warrants, raising $994,500 in the Company's private offering pursuant to Regulation D. The Company registered its common shares under the Securities and Exchange Act. The registration became effective on January 27, 1999. On March 11, 1999, the Company was approved for trading on the OTC Bulletin Board. Over the long-term the Company will depend on revenue from operations. Profit from operations is anticipated to be sufficient to pay the costs of operating the Prototype Center but is not anticipated to be sufficient to fund the purchase and construction of additional Centers. The Company plans to obtain additional funding from commercial lenders to finance new Centers and may raise additional capital to finance the Company's growth.

Capital Resources

The Prototype Center was constructed and equipped at a cost of approximately $1,300,000, approximately $747,000 of which was financed with long term debt. The annual principal payments on long term debt in 1999 are $79,500. As of March 31, 1999, substantially all of the Company's assets are leveraged against the loans for the construction of its Prototype Center.

The Company plans to increase its size and incur additional expenditures in the coming year by constructing new Centers. Additional sites, when committed, will require additional capital for acquisition of land, building, equipment and initial opening expenses. In anticipation of these future activities, the Company has deposited $210,000 for use by Don Hughes General Contractor, Inc.
in the construction of the next Center or capital improvements on the Prototype Center. To date, no new Center sites have been committed.

Future resources of the Company have been committed to a six year license agreement with the Tampa Bay Buccaneers for a Luxury Suite beginning in 1998. The agreement required an initial deposit of $30,000 with annual payments due of $30,000, due in equal installments of $15,000 on September 1, and December 1 each year.

Results of Operations

Prior to January 1, 1999, the Company was considered in the development stage. The Company opened its Prototype Center in January, 1999. For the three months ended March 31, 1999, the Company incurred a net loss of $112,321 on revenues from operations of $38,138 compared to a loss of $42,227 for the three months ended March 31, 1998, when the Company was in the development stage. The increase in expenses was due primarily to opening and promoting the Prototype Center.

Although it is too soon to determine the profitability of the Company, the Company's revenues from operations have increased each month in the first quarter of 1999 as follows: January $692, February $16,429, and March $21,018. In addition, during the first quarter of operations, the Company has tracked customers and has found a trend of repeat customers.

Administrative and start-up expenses of $45,934 during the three months ended March 31, 1998 were due substantially to the Company's retaining consultants, legal and accounting assistance and personnel costs during the early stages of the Company's formation and the design and construction of the Prototype Center. The Company expects its personnel, depreciation and amortization, interest, advertising and other operating expenses to increase in 1999 due to the opening of the Prototype Center in January 1999. The Company also expects to incur additional legal and accounting expenses as a result becoming a reporting Company and additional consulting expenses as a result of the Company's expansion plans. When the Company develops additional Centers, additional opening, operating and promotional costs will be incurred.

The Company has begun cooperative marketing in conjunction with the Palm Harbor Gold's Gym and Domino's Pizza in order to increase consumer awareness and attract new customers. The cost of this marketing, which is anticipated to be $3,900, will be allocated between the Company, Domino's Pizza and Gold's Gym. In addition, through its advertising consultant, David Gindley, the Company has begun direct mail marketing to area consumers. Both advertising methods are anticipated to generate more revenue for the Company.

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

Part II - Other Information

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

Exhibit Description .......................................  Page

 (2)   Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession .........................   None

 (4)   Instruments Defining the Rights of Security Holders   None

(10)   Material Contracts ................................   None

(11)   Statement re: Computation of Per Share Earnings ...   Note 8 to
                                                             Financial
                                                             Statements

(15)   Letter re: Unaudited Interim Financial Information    None

(18)   Letter re: Change in Accounting Principles ........   None

(19)   Report Furnished to Security Holders ..............   None

(22)   Published Report re: Matters Submitted to Vote of
       Security Holders ..................................   None

(23)   Consents of Experts and Counsel ...................   None

(24)   Power of Attorney .................................   None

(27)   Financial Data Schedule

(99)   Additional Exhibits ...............................   None
   (b) Reports on Form 8-K ...............................   None

                                   Signatures


SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



(Registrant)    SWIFTY CARWASH & QUIK-LUBE, INC.


                                        /s/ Rachel Steele
By:(Signature and Title)__________________________________________________
                                RACHEL STEELE, President, Secretary

                5/4/99
Date: _________________________________


                                        /s/ R. Lipsch
By:(Signature and Title)__________________________________________________
                                RAYMOND LIPSCH, Treasurer
                                Chief Financial Officer


                5/4/99
Date: _________________________________