Form 10QSB
period 1999-06-30
SWIFTY CARWASH & QUIK LUBE INC
filed 1999-08-16
CIK 1058307

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

                For the quarterly period ended June 30, 1999

                                       or

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


                                 -------------

Check whether the issuer:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of July 30, 1999 was 8,604,120.

================================================================================

                               Index to Form 10QSB


Part I - Financial Information                                              Page

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet June 30 , 1999...............................1

         Condensed Statements of Operations - Six Months Ended
         June 30, 1999 and for the period August 13, 1997
         (Date of Inception) through June 30 , 1999...........................2

         Condensed Statements of Cash Flows - Six Months Ended
         June 30, 1999 and for the period August 13, 1997
         (Date of Inception) through June 30 , 1999...........................3

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

Item 4. Submission of Matters to a Vote of Security Holders..................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

Signatures...................................................................14

Exhibit Index................................................................15

Part I.  Financial Information

Item 1.  Financial Statements



                        SWIFTY CARWASH & QUIKLUBE, INC.

                                  BALANCE SHEET

                                   (Unaudited)


                                  ASSETS


                                                        June 30, 1999

Current assets

   Cash and cash equivalents ....................$ ...........           46,165
   Inventory .................................................            5,613
   Loans to stockholders .....................................           32,500
   Deposit held by stockholder ...............................          210,000
   Prepaid expenses ..........................................          152,633

            Total current assets .............................          446,911

Property and equipment

   Land ......................................................          312,500
   Building ..................................................          653,084
   Equipment .................................................          351,173
                                                                      1,316,757

   Less: Accumulated depreciation ............................          (29,822)


            Total property and equipment .....................        1,286,935

Other assets

   Loans to stockholders .....................................           56,437
   Deposits ..................................................           32,600
   Prepaid expenses, longterm portion .......................           73,606
   Other assets ..............................................           14,194
            Total other assets ...............................          176,837

                                                                    ===========
Total Assets .................................................      $ 1,910,683


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities

   Accounts payable and accrued expenses .......................    $    75,599
   Payable to stockholders .....................................          5,700
   Current maturities of notes payable and longterm debt ......         74,500
            Total current liabilities ..........................        155,799

Longterm liabilities

   Notes payable and longterm debt, less current maturities ...        699,070

Stockholders' equity

   Common stock; $.0001 par value; 50,000,000 shares
     authorized; 8,604,120 shares issued and outstanding .......            860
   Paid in capital .............................................      1,671,701
   Accumulated deficit .........................................       (616,747)
            Total stockholders' equity .........................      1,055,814

                                                                    ===========
Total Liabilities and Stockholders' Equity .....................    $ 1,910,683

                 See accompanying notes to financial statements.

                        SWIFTY CARWASH & QUIKLUBE, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               Three Months Ended                   Six Months Ended
                                                                     June 30,                           June 30,

                                                              1999             1998             1999           1998
Revenues
   Operating revenues ..................................$        47,069    $            $    85,207    $
   Interest income ......................................         1,371          2,304          3,594          6,011
            Total revenues ..............................        48,440          2,304         88,801          6,011

Expenses
   Operational costs ....................................        80,333                     125,848
   Depreciation and amortization ........................        52,696                     106,811
   Other general and administrative .....................        49,581         80,198         88,426        126,132
   Interest expense .....................................        19,201                      33,408
            Total expenses ..............................       201,811         80,198        354,493        126,132

Net loss ................................................   $  (153,371)   $   (77,894)   $  (265,692)   $  (120,121

Net loss per common share ...............................   $      (.02)   $      (.01)   $      (.03)   $      (.01)

Weighted average common shares outstanding ..............     8,604,120      8,278,254      8,504,120      8,259,293


                 See accompanying notes to financial statements.

                        SWIFTY CARWASH & QUIKLUBE, INC.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                                1999           1998
Cash flows from operating activities
   Net loss ................................................   $(265,692)   $(120,121)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization ......................     106,811        --
        Stock issued for services ..........................      17,500        --
        Increase in interest receivable on shareholder loans      (3,139)       --
        Increase in inventory ..............................      (5,613)       --
        Increase in accounts payable and accrued expenses ..       2,437       22,297
                 Total adjustments .........................     100,496       39,797

          Net cash used in operating activities ............    (165,196)     (80,324)

Cash flows from investing activities
   Acquisition of building and equipment ...................     (10,545)    (393,691)
   Decrease (increase) in deposits and other assets ........         550      (24,412)
          Net cash used in investing activities ............      (9,995)    (418,103)

Cash flows from financing activities
   Payments on notes payable ...............................      (1,886)
   Net proceeds from issuance of stock .....................     200,000      322,655
   Net loans to a stockholder ..............................     (47,444)     (61,100)
          Net cash provided by financing activities ........     150,670      261,555

Net decrease in cash and cash equivalents ..................     (24,521)    (236,872)

Cash and cash equivalents, beginning of period .............      70,686      357,419

Cash and cash equivalents, end of period ...................   $  46,165    $ 120,547


                 See accompanying notes to financial statements.

                        SWIFTY CARWASH & QUIKLUBE, INC.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                   (Continued)

Supplemental disclosures of noncash investing and financing activities:

In March 1999, the Company issued 10,000 shares of common stock due under a consulting contract executed in 1998 valued at $62,500.

The Company had financed construction in progress with a mortgage payable of approximately $100,000 at June 30, 1998.

Supplemental disclosure of cash flow information:

The Company paid approximately $33,000 and $1,000 in interest for the six months ended June 30, 1999 and 1998, respectively.

                 See accompanying notes to financial statements.

                        SWIFTY CARWASH & QUIKLUBE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999

                                   (Unaudited)

The information presented herein as of June 30, 1999, and for the six and three months ended June 30, 1999 and 1998, is unaudited.

(1)      Basis of Presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Rule 1001 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the six and three month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10KSB for the year ended December 31, 1998.

()       Development Stage Enterprise:

Prior to January 1, 1999, the Company was considered a development stage enterprise.

()       Notes Payable:

The Company borrowed $41,000 from three shareholders during the six months ended June 30, 1999. These notes are payable in annual installments of $15,623, including interest at 7%, beginning June 1, 1999. The debt is convertible into shares of the Company's common stock at a price of $1.00 per share.

(4)      Income Taxes:

The Company has provided a 100% valuation allowance for the income tax benefit resulting from the losses incurred since inception. Therefore, no income tax provision or benefit is provided in the accompanying statement of operations.

(5)      Stock Offering:

The Company received $200,000 during 1999 from the sale of 200,000 shares of common stock in a private placement.

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

()       Commitments and Related Party Transactions:

During the period ended December 31, 1998, subsequent to the Company's reorganization, the Company issued 2,235,000 shares of stock to directors and officers at $.01 per share.

During 1998, the Company advanced approximately $118,000 to the majority stockholder. Of this amount, $96,166 was formalized into an unsecured promissory note which bears interest at eight percent. The note is to be repaid to the Company in quarterly installments of principal and interest of $5,000 beginning on November 15, 1998 until the balance is repaid in full. The balance of this note at June 30, 1999, together with interest, amounted to approximately $64,000.

The Company loaned $25,000 to a stockholder under a note receivable. Quarterly payments of $6,250 plus interest at prime plus 1% are due quarterly beginning October 1, 1999 until paid in full.

During 1998, the president performed services for the Company at no cost. The Board of Directors valued these services at $35,000 for 1998 and recorded this amount as additional paidin capital. Other general and administrative expenses for the six months ended June 30, 1999, includes $17,500 in expense for these services.

On August 8, 1998, the Company entered into a consulting and contracting agreement with a stockholder whereby the stockholder will explore, investigate, and locate appropriate parcels of land and supplies of equipment on behalf of the Company. In addition, the stockholder will provide certain construction services to the Company. In exchange for these services, the Company will pay the stockholder between three and five percent of the total costs of projects which have been negotiated or performed by the stockholder. No services were earned under this agreement for the six months ended June 30, 1999. Included in deposits at June 30, 1999 is $210,000 paid to the stockholder to be used on behalf of the Company in connection with this agreement.

The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

During the year ended December 31, 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at June 30, 1999 is a $30,000 deposit in accordance with the terms of this agreement. The Company is committed under this agreement for an annual fee of $30,000 through 2003. The Company expensed $15,000 and $12,000 for the six months ended June 30, 1999 and 1998, respectively, under this agreement.

The Company entered into a three year advertising promotion and publicity agreement for $270,400. This amount has been capitalized and is being amortized over the threeyear term. The Company expensed $45,000 for the six months ended June 30, 1999, under this agreement.


(7)      Warrants:

At June 30, 1999, the Company had outstanding exercisable warrants to purchase 318,240 shares of the Company's common stock of $7.25 per share. The warrants expire on December 31, 2000. At June 30, 1999, 318,240 shares of common stock were reserved for that purpose.

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

Liquidity

The Company's working capital was approximately $50,000 as of June 30, 1999. This decrease of $45,000 from December 31, 1998, is due to additional expenses incurred for the opening the initial Prototype Center in January 1999, and a loss from operations to date. The Company incurred a net loss of $265,692 for the six months ended June 30, 1999, on revenues from operations of $85,207 compared to a loss of $121,173 for the six months ended June 30, 1998, when the Company was in the development stage.

As of June 30, 1999, the Company has approximately $774,000 in long-term debt, including an additional $41,000 from three shareholders incurred in 1999. The majority of this debt was used to finance the construction of the building and purchase of equipment for the Prototype Center. The Company anticipates that it will continue to expend resources for land, construction of facilities and equipment for additional Centers. Its business plan calls for the development of approximately two sites in the coming year. The cost of the land will depend upon its location. Equipment and construction costs are anticipated to be $900,000 per Center.

From its inception through December 31, 1998, the Company sold 198.9 Units comprised of common stock and warrants, raising $994,500 in the Company's private offering pursuant to Regulation D. The Company registered its common shares under the Securities and Exchange Act. The registration became effective on January 27, 1999. On March 11, 1999, the Company was approved for trading on the OTC Bulletin Board. In April 1999, the Company sold 200,000 shares of stock for $200,000. Over the long-term the Company will depend on revenue from operations. Profit from operations is anticipated to be sufficient to pay the costs of operating the Prototype Center but is not anticipated to be sufficient to fund the purchase and construction of additional Centers. The Company plans to obtain additional funding from commercial lenders to finance new Centers and may raise additional capital to finance the Company's growth.

Capital Resources

The Prototype Center was constructed and equipped at a cost of approximately $1,300,000, approximately $747,000 of which was financed with long term debt. The annual principal payments on long term debt in 1999 are $79,500. As of June 30, 1999, substantially all of the Company's assets are leveraged against the loans for the construction of its Prototype Center.

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

Results of Operations

Prior to January 1, 1999, the Company was considered in the development stage. The Company opened its Prototype Center in January, 1999. For the six months ended June 30, 1999, the Company incurred a net loss of $265,692 on revenues from operations of $85,207 compared to a loss of $121,173 for the six months ended June 30, 1998, when the Company was in the development stage.

The Company's sales increased 23% for the three months ended June 30, 1999 to $47,069 from $38,138 for the previous quarter. However, the Company's $153,371 loss for the three months ended June 30, increased 36% over the previous quarter's loss of $112,321 due to increased operating expenses due primarily to opening and promoting the Prototype Center.

Although it is too soon to determine the profitability of the Company, the Company's revenues from operations have increased each month in the first quarter of 1999 as follows: January $692, February $16,429, and March $21,018. In addition, during the first quarter of operations, the Company has tracked customers and has found a trend of repeat customers.

Administrative and start-up expenses of $126,132 during the six months ended June 30, 1998 were due substantially to the Company's retaining consultants, legal and accounting assistance and personnel costs during the early stages of the Company's formation and the design and construction of the Prototype Center. The Company expects its personnel, depreciation and amortization, interest, advertising and other operating expenses to increase in 1999 due to the opening of the Prototype Center in January 1999. The Company also expects to incur additional legal and accounting expenses as a result becoming a reporting Company and additional consulting expenses as a result of the Company's expansion plans. When the Company develops additional Centers, additional opening, operating and promotional costs will be incurred.

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

Part II - Other Information

Item 1.  Legal Proceedings.

         None.


Item 2.   Changes in Securities and Use of Proceeds

The Company issued a total of 200,000 restricted common shares (100,000 on April 19, 1999 and 100,000 shares on April 29, 1999) in a private sale at a price of $1.00 per share. The proceeds of the sales were used to finance operations.

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

    (a)  Exhibits.

Exhibit Description .......................................  Page

 (2)   Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession .........................   None

 (4)   Instruments Defining the Rights of Security Holders   None

(10)   Material Contracts ................................
(10.1) Employment Agreement of David Weintraub

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

                7/30/99
Date: _________________________________


                                        /s/ R. Lipsch
By:(Signature and Title)__________________________________________________
                                RAYMOND LIPSCH, Treasurer
                                Chief Financial Officer


                7/30/99
Date: _________________________________