Form 10QSB
period 1999-09-30
SWIFTY CARWASH & QUIK LUBE INC
filed 1999-11-15
CIK 1058307

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

                For the quarterly period ended September 30, 1999

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

                        For the transition period from to

                                  -------------

                        Commission file number: 0-25097

                               SWIFTYNET.COM, INC.

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

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of October 31, 1999 was 8,604,120.

================================================================================

                               Index to Form 10QSB

Part I - Financial Information                                          Page

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet September 30 ,1999...........................1

         Condensed Statements of Operations - Nine Months Ended
         September 30, 1999 and 1998 and for the Three Months ended
         September 30, 1999 ..................................................2

         Condensed Statements of Cash Flows - Nine Months Ended
         September 30, 1999...................................................3

         Notes to Condensed Financial Statements..............................4

Item 2.  Management's Discussion and Analysis or Plan of Operation............7

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K....................................10

Signatures...................................................................14

Exhibit Index................................................................15

Part I   Financial Information

                               SWIFTYNET.COM, INC.
                                  BALANCE SHEET
                                   (Unaudited)



                                     ASSETS


                                                                 September 30,
                                                                       1999
                                                                 --------------


Current assets
   Cash and cash equivalents                                     $      39,500
   Inventory                                                             5,413
   Loans to stockholders                                                32,500
   Deposit held by stockholder                                         210,000
   Prepaid expenses                                                    152,633
                                                                 --------------
            Total current assets                                       440,046
                                                                 --------------

Property and equipment
   Land                                                                312,500
   Building                                                            653,084
   Equipment                                                           351,173
                                                                 --------------
                                                                     1,316,757
   Less: Accumulated depreciation                                       44,800
                                                                 --------------
            Total property and equipment                             1,271,957
                                                                 --------------

Other assets
   Loans to stockholders                                                 7,956
   Deposits                                                             32,600
   Prepaid expenses, long-term portion                                  35,447
   Other assets                                                         13,857
                                                                 --------------
            Total other assets                                          89,860
                                                                 --------------
Total Assets                                                     $   1,801,863
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
   Accounts payable and accrued expenses                         $      38,381
   Payable to stockholders                                               5,700
   Current maturities of notes payable and long-term debt               74,500
                                                                 --------------
            Total current liabilities                                  118,581
                                                                 --------------

Long-term liabilities
   Notes payable and long-term debt, less current maturities           685,396
                                                                 --------------

Stockholders' equity
   Common stock; $.0001 par value; 50,000,000 shares
    authorized; 8,604,120 shares issued and outstanding                    860
   Paid in capital                                                   1,710,451
   Accumulated deficit                                                (713,425)
                                                                 --------------
           Total stockholders' equity                                  997,886
                                                                 --------------
Total Liabilities and Stockholders' Equity                       $   1,801,863
                                                                 ==============

                 See accompanying notes to financial statements
                                        1

                               SWIFTYNET.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                            Nine Months Ended
                                                                 September 30,                               September 30,
                                                         --------------------------                   -------------------------
                                                             1999           1998                          1999          1998
                                                         ------------    ----------                   -----------    ----------

Revenues
   Operating revenues                                    $     33,847    $       -                    $   119,054    $       -
   Interest income                                                 28           501                         3,622         6,512
                                                         ------------    ----------                   -----------    ----------
      Total revenues                                           33,875           501                       122,676         6,512
                                                         ------------    ----------                   -----------    ----------

Expenses
   Operational costs                                           49,308            -                        175,156            -
   Depreciation and amortization                               53,474            -                        160,285            -
   Other general and administrative                            10,599        69,904                        99,025       196,036
   Interest expense                                            17,172         3,092                        50,580         3,092
                                                         ------------    ----------                   -----------    ----------
      Total expenses                                          130,553        72,996                       485,046       199,128
                                                         ------------    ----------                   -----------    ----------
Net loss                                                 $    (96,678)   $  (72,495)                  $  (362,370)   $ (192,616)
                                                         ============    ==========                   ===========    ==========

Net loss per common share                                $       (.01)   $     (.01)                  $      (.04)   $     (.02)
                                                         ============    ==========                   ===========    ==========

Weighted average common shares                              8,604,120     8,306,628                     8,527,930     8,116,243
    outstanding



                 See accompanying notes to financial statements
                                       2

                               SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                    --------------------------
                                                                                                       1999            1998
                                                                                                    -----------    -----------
Cash flows from operating activities
   Net loss                                                                                         $  (362,370)   $  (192,616)
                                                                                                    -----------    -----------

   Adjustments to reconcile net loss to
    net cash used in operating activities
     Depreciation and amortization                                                                      160,285             -
     Donated services                                                                                    38,750             -
     Increase in interest receivable on stockholder loans                                                (3,139)            -
     Increase in inventory                                                                               (5,413)            -
     Increase (decrease) in accounts payable and accrued expenses                                       (34,781)        36,250
                                                                                                    -----------    -----------
                 Total adjustments                                                                      155,702         36,250
                                                                                                    -----------    -----------
          Net cash used in operating activities                                                        (206,668)      (156,366)
                                                                                                    -----------    -----------

Cash flows from investing activities
   Acquisition of building and equipment                                                                (10,545)      (695,124)
   Decrease (increase) in deposits and other assets                                                         550       (223,696)
                                                                                                    -----------    -----------
          Net cash used in investing activities                                                          (9,995)      (918,820)
                                                                                                    -----------    -----------

Cash flows from financing activities
   Proceeds from issuance of notes payable                                                                   -         206,686
   Payments on notes payable                                                                            (56,560)            -
   Net proceeds from issuance of stock                                                                  200,000        706,896
   Net loans from (to) stockholders                                                                      42,037        (99,166)
   Increase in stock payable                                                                                 -         (10,000)
                                                                                                    -----------    -----------
          Net cash provided by financing activities                                                     185,477        804,416

                                                                                                    -----------    -----------
Net decrease in cash and cash equivalents                                                               (31,186)      (270,770)

Cash and cash equivalents, beginning of period                                                           70,686        357,419

                                                                                                    -----------    -----------
Cash and cash equivalents, end of period                                                            $    39,500    $    86,649
                                                                                                    ===========    ===========

                 See accompanying notes to financial statements
                                       3

                               SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Continued)

Supplemental disclosures of noncash investing and financing activities:

In March 1999, the Company issued 10,000 shares of common stock due under a consulting contract executed in 1998 valued at $62,500.

The Company had financed construction in progress with a mortgage payable of approximately $242,894 at September 30, 1998.

Supplemental disclosure of cash flow information:

The Company paid approximately $51,000 and $3,000 in interest for the nine months ended September 30, 1999 and 1998, respectively.



                 See accompanhing notes to financial statements

                              SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOW
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Continued)



The information presented herein as of September 30, 1999, and for the nine and three months ended September 30, 1999 and 1998, is unaudited.

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

Operating results for the nine and three month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 1998.

The Company changed its name to SwiftyNet.com, Inc. from Swifty Carwash & Quik-Lube, Inc. in October 1999.

(2)          Development Stage Enterprise:

Prior to January 1, 1999, the Company was considered a development stage enterprise.

(3)          Notes Payable:

The Company borrowed $41,000 from three stockholders during the nine months ended September 30, 1999. These notes are payable in annual installments of $15,623, including interest at 7%, beginning September 1, 1999. The debt is convertible into shares of the Company's common stock at a price of $1.00 per share.

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

On February 18, 1998, the Company offered 160,000 shares of common stock and 320,000 common stock warrants through a private placement memorandum to raise $1 million. Each warrant entitles the holder to purchase one share of the Company's common stock at $7.25 per share at any time after 30 days from their issue date through December 31, 2000. Prior to their expiration, each warrant may be redeemable by the Company at a price of $.01.


                 See accompanying notes to financial statements
                                       5

                              SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOW
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Continued)


As of December 31, 1998, 159,120 shares of stock and 318,240 common stock warrants have been issued under the above offering. No warrants have been redeemed to date.

(6)          Commitments and Related Party Transactions:

During the period ended December 31, 1998, subsequent to the Company's reorganization, the Company issued 2,235,000 shares of stock to directors and officers at $.01 per share.

During 1998, the Company advanced approximately $118,000 to the majority stockholder. Of this amount, $96,166 was formalized into an unsecured promissory note which bears interest at eight percent. The note is to be repaid to the Company in quarterly installments of principal and interest of $5,000 beginning on November 15, 1998 until the balance is repaid in full. The balance of this note at September 30, 1999, together with interest, amounted to approximately $15,000.

The Company loaned $25,000 to a stockholder under a note receivable. Quarterly payments of $6,250 plus interest at prime plus 1% are due quarterly beginning October 1, 1999 until paid in full.

During 1998, the president performed services for the Company at no cost. The Board of Directors valued these services at $35,000 for 1998 and recorded this amount as additional paid-in capital. For 1999, the president and operations manager also performed services at no cost. Other general and administrative expenses for the nine months ended September 30, 1999, includes $37,750 in expense for these services.

On August 8, 1998, the Company entered into a consulting and contracting agreement with a stockholder whereby the stockholder will explore, investigate, and locate appropriate parcels of land and supplies of equipment on behalf of the Company. In addition, the stockholder will provide certain construction services to the Company. In exchange for these services, the Company will pay the stockholder between three and five percent of the total costs of projects which have been negotiated or performed by the stockholder. No services were earned under this agreement for the nine months ended September 30, 1999. Included in deposits at September 30, 1999 is $210,000 paid to the stockholder to be used on behalf of the Company in connection with this agreement.

The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

During the year ended December 31, 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at September 30, 1999 is a $30,000 deposit in accordance with the terms of this agreement. The Company is committed under this agreement for an annual fee of $30,000 through 2003. The Company expensed $22,500 and $18,000 for the nine months ended September 30, 1999 and 1998, respectively, under this agreement.

The Company entered into a three-year advertising, promotion and publicity agreement for $270,400. This amount has been capitalized and is being amortized over the three-year term. The Company expensed $67,600 for the nine months ended September 30, 1999, under this agreement.

                 See accompanying notes to financial statements
                                       6

                              SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOW
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Continued)

(7)         Net Loss Per Common Share:

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

Liquidity

The Company's working capital less prepaid expenses was approximately $170,000 as of September 30, 1999, which remains principally unchanged from December 31, 1998. Included in working capital is a $210,000 deposit under a consulting and construction agreement with a stockholder. This deposit is due to the Company on demand. If needed, payment on approximately $50,000 currently due to shareholders could be deferred beyond one year. The Company had a net loss of $362,370 for the nine months ended September 30, 1999. This loss was funded from cash reserves generated from previous sales of stock.

As of September 30, 1999, the Company has approximately $760,000 in long-term debt, including an additional $41,000 from three shareholders incurred in 1999. The majority of this debt was used to finance the construction of the building and purchase of equipment for the Prototype Center. The Company anticipates that it will continue to expend resources for land, construction of facilities and equipment for additional Centers. Its business plan calls for the development of approximately two sites in the coming year. The cost of the land will depend upon its location. Equipment and construction costs are anticipated to be $900,000 per Center.

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

The Company has extended the expiration date of the outstanding warrants pursuant to the warrant resolution dated February 10, 1998 of the Company from December 31, 2000 through December 31, 2001.

Capital Resources

The Prototype Center was constructed and equipped at a cost of approximately $1,300,000, approximately $747,000 of which was financed with long term debt. The annual principal payments on long term debt in 1999 are $79,500. As of September 30, 1999, substantially all of the Company's assets are collateral for loans for the construction of its Prototype Center.

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

In addition, the Company changed its name to SwiftyNet.com, Inc. to reflect the Company's planned entrance in e-commerce and interactive internet sites. The Company intends to enter this market through acquisition of existing businesses. The Company is exploring alternatives to finance this expansion.

Results of Operations

Prior to January 1, 1999, the Company was considered in the development stage. The Company opened its Prototype Center in January, 1999. For the nine months ended September 30, 1999, the Company incurred a net loss of $362,370 on revenues from operations of $119,054 compared to a loss of $192,616 for the nine months ended September 30, 1998, when the Company was in the development stage.

The Company's business is expected to be seasonal. The car wash season in Florida typically begins in the fall when tourists begin to travel to Florida for the winter. Management expects many of these seasonal travelers will utilize the Center for car wash and lube (oil change) services while they remain in the area. The car wash side of the business is also heavily influenced by the weather, particularly rain, which tends to be more frequent in the summer months, thereby decreasing car wash revenues during the times of inclement weather. Management expects the lube shop revenues to remain somewhat constant throughout the year.

Total revenues of $33,847 for the third quarter of 1999 decreased from revenues of $47,069 for the second quarter and $38,138 for the first quarter of 1999 due to normal summer seasonality.

The Company's $96,678 loss for the third quarter of 1999, decreased 37% from the $153,371 loss for the second quarter of 1999 due to decreased expenses for the third quarter. Operational costs decreased from $80,333 for the second quarter to $49,308 for the third quarter of 1999 due to more efficient operations and personnel staffing. General and administrative expenses decreased from $49,581 for the second quarter to $10,599 for the third quarter of 1999 due principally to the reduction of professional and consulting costs.

Administrative and start-up expenses of $196,036 during the nine months ended September 30, 1998 were due substantially to the Company's retaining consultants, legal and accounting assistance and personnel costs during the early stages of the Company's formation and the design and construction of the Prototype Center. The Company expects its personnel, depreciation and amortization, interest, advertising and other operating expenses to increase in 1999 due to the opening of the Prototype Center in January 1999. The Company also expects to incur additional legal and accounting expenses as a result becoming a reporting Company and additional consulting expenses as a result of the Company's expansion plans. When the Company develops additional Centers, additional opening, operating and promotional costs will be incurred.

The Company has tracked customers and has found a trend of repeat customers. Therefore, the Company periodically mails promotional materials to such customers. The Company continues to use cooperative marketing in conjunction with other local businesses in order to increase consumer awareness and attract new customers. In addition, through its advertising consultant, David Gindley, the Company has begun direct mail marketing to area consumers. Both advertising methods are anticipated to generate more revenue for the Company.

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

Part II - Other Information

Item 1.  Legal Proceedings                                                 None

Item 2.  Changes in Securities and Use of Proceeds                         None

Item 4.  Submission of Matters to a Vote of Security Holders               None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

Exhibit Description ...................................................... Page

 (2)   Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession ......................................... None

(4)    Instruments Defining the Rights of Security Holders................ None

(10)   Material Contracts ................................................ None

(11)   Statement re: Computation of Per Share Earnings .............. Note 7 to
                                                                      Financial
                                                                     Statements

(15)   Letter re: Unaudited Interim Financial Information................. None

(18)   Letter re: Change in Accounting Principles ........................ None

(19)   Report Furnished to Security Holders .............................. None

(22)   Published Report re: Matters Submitted to Vote of
       Security Holders .................................................. None

(23)   Consents of Experts and Counsel ................................... None

(24)   Power of Attorney ................................................. None

(27)   Financial Data Schedule

(99)   Additional Exhibits ............................................... None
   (b) Reports on Form 8-K ............................................... None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SWIFTYNET.COM, INC.

SIGNATURE                      TITLE                                 DATE


 /S/ Rachel Steele
___________________           President                        November 5, 1999
Rachel Steele


 /S/ Raymond Lipsch
____________________          Treasurer                        November 5, 1999
Raymond Lipsch                Chief Financial Officer