Form 10KSB
period 1999-12-31
SWIFTY CARWASH & QUIK LUBE INC
filed 2000-03-31
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
               (Mark One)
               [X] Annual report under section 13 or 15 (D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                    [ ] Transition report under section 13 or 15 (d) of the Securities Exchange Act of
                    1934 for the transition period from _____
                                    to _____

                               SWIFTYNET.COM, INC.
                 (Name of small business issuer in its charter)

                 Florida                              65-078-3722
            (State or other jurisdiction of    (I.R.S. Employer Identi-
            incorporation or organization)          fication No.)

                    17521 Crawley Road, Odessa, Florida 33556
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (813) 926-1603

Securities registered under
Section 12(b) of the Exchange Act:          Name of exchange on which registered

              None                                       OTC
                                                     Bulletin Board

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

The issuer's revenue for the most recent fiscal year, ending December 31, 1999, was $179,382.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2000, was approximately $10,701,663.

The number of shares of the Company's common stock, par value $.0001 per share, outstanding as of February 1, 2000, was 10,902,120. The number of the Company's Class A Warrants, for the purchase of one share of common stock as of February 26, 2000, was 318,240.

                     Transitional Small Business Disclosure
                     Format (Check One)

                     Yes____ No X

Part I

Item 1.  Description of Business

The Company

SwiftyNet.com, Inc. is a Florida Corporation formed on September 23, 1997(the "Company"). The Company is a successor to Steele Holdings, Inc., a Florida Corporation formed on August 13, 1997. Rachel Steele was the sole shareholder of and President of Steele Holdings. On January 20, 1998, the Company and Steele Holdings, Inc., were reorganized with all the assets of Steele Holdings being transferred into the Company. All 6,000 authorized shares of common stock were exchanged on a one to one thousand basis for shares in the Company. After the reorganization, all stock in the Company was owned by the Company's president, Rachel Steele. Steele Holdings has conducted no other business, held no other assets and was dissolved on October 16, 1998. On October 22, 1999, the Company changed its name to SwiftyNet.com, Inc.

The Company was formed to develop, own and operate a chain of full-service car washes and express oil change centers (the "Centers"). The Company believes that a market niche exists for the combination of these two services at one establishment. Accordingly, the Company believes that its full service
Centers will be designed to fill this niche by offering a car wash, oil change and fluid check within a 15 to 20 minute period, all without an appointment.

The Company constructed its prototype Center in Palm Harbor Florida on real property owned by the Company (hereinafter the "Prototype Center"). The approximately one (1) acre site was purchased from Champion Hills by the Company's predecessor for $312,500. The first Center was opened on January 18, 1999. At its Prototype Center, the Company currently has six part-time employees.

On December 17, 1999, SwiftyNet,.com, Inc. purchased all of the outstanding shares of Rankstreet.com, Inc. ("Rankstreet"), in exchange for 4,000,000 shares of common stock. Rankstreet is developing a world wide web site to provide comparative statistical analysis of Internet advertising. Rankstreet is a Florida corporation that was formed on October 28, 1999. Its assets consist primarily of the service contributions of its three shareholders and a $10,000 contract for software development. SwiftyNet.com issued 2,000,000 shares of common stock to the three principal shareholders of Rankstreet (the "Principals") at closing. Once the Rankstreet.com web site is fully functional and available for customer usage, the Principals shall receive an additional 1,000,000 shares. One year from the date that the Rankstreet web site is advertised for use by the general public, the Principals shall receive 1,000,000 more common shares. Pursuant to the purchase agreement, the Principals have an option to purchase 51% of Rankstreets' outstanding shares 30 days following a successful initial public offering of Rankstreets' securities for seventy-five thousand dollars ($75,000).

When operational, Rankstreet will provide rankings of the number of hits on a specific web site. The sites will be grouped by industry. The web site will also act as a server for business to business advertising. The primary expenditures for the development of the Rankstreet site were made prior to its acquisition by the Company and are reflected in the financial statements and in Management's Discussion and Analysis.

Industry Description and Outlook

The quick oil change industry is highly competitive, with many local, national and regional chains. In addition, most automobile service centers also provide oil change services, though not on an expedited basis. The carwash industry is not as competitive, consisting mostly of local or regional establishments and only a few national chains. There are relatively few carwash centers that also provide oil changes on an expedited basis. The carwash industry experiences seasonal fluxuation.

Currently, there is very little competition providing the same services as Rankstreet plans to provide. The Company believes that it will face more competition in the coming year. These factors will be affected by the continued growth of the Internet, particularly in the business to business sector.

Business Strategy

The Company intends to continue to diversify. Over the next year it will focus the majority of its efforts on the development and opening of the Rankstreet.com web site. The site is anticipated to open on April 1st, 2000. It anticipates that the success of the web site will depend upon the continued growth of the Internet trend. The Company signed nondisclosure and noncompetition contracts with all of Rankstreets developers, employees and consultants. No trademarks have been filed. In the future, the Company intends to continue to look for opportunities to purchase and develop new and innovative Internet and other technologies and will continue to diversify its business.

In January of 2000, the Company entered into a private placement for the sale of more than 5,000,000 units with each unit consisting of one common share and one warrant, pursuant to Regulation D,506. The Company plans to use the proceeds from the offering to further develop the Rankstreet site and for the potential acquisition of other businesses.

In December 1999, the Company entered into a new warrant agreement for the warrants under the private placement. The exercise price for the warrants is $7.25 with an exercise period of two years.

Government Regulation

The Company is subject to various local, state and federal laws regulating the discharge of pollutants into the environment. The Company believes that its operations are in compliance in all material respects with applicable environmental laws and regulations. Compliance with these laws and regulations is not expected to materially affect the Company's competitive position. Even if the Company is able to enter into the Pennzoil indemnification program, there can be no assurance that the Company will not incur material environmental liability in connection with any of its properties. Regarding its wholly owned subsidiary, the Company is subject to developing regulations involving the Internet. The Company believes that it is currently in compliance with all state and federal Internet regulation and will continue to monitor those regulations as they develop.

Rankstreet.com, as an Internet company, is subject to some regulation in every state, as well and federal regulation. The Company believes that the number of regulations will continue to increase and that compliance will become more expensive. Currently the Company believes that Rankstreet is in compliance with all state and federal regulations.

Marketing

The Company has tracked customers and has found a trend of repeat customers. Therefore, the Company periodically mails promotional materials to such customers. The Company is using cooperative marketing in conjunction with other local businesses in order to increase consumer awareness and attract new customers. In addition, through its advertising consultant, David Gindley, the Company has used direct mail marketing to area consumers.

On January 3, 2000, the Company entered into a consulting agreement with John and Mildred Martinez for the design and construction of its web site. The Company agreed to pay a fee of 40,000 restricted shares of common stock valued at $.75 per share to the consultants. The web site for the Company was completed in January.

On or around April 1, 2000, the Company's wholly owned subsidiary, Rankstreet.com, Inc., will commence operations and open it web site ranking web site. With the opening of this site Rankstreet will offer two million dollars in free advertising on the site to the winner of a drawing. Rankstreet plans to offer the contest across the U.S. subject to various state sweepstakes rules.

Item 2.  Description of Property

The Prototype Center is located in Palm Harbor, Florida, on U.S. Highway 19. The Prototype Center cost $1.2 million dollars. The subject property containing the Prototype Center consists of approximately one (1) acre and previously received approval from Pinellas County for site construction. A construction contract was entered into between the Company and Brandon Construction Company for the Prototype Center construction with the amount of $525,486 being paid to Brandon. The Company and Rachel Steele, President of the Company, personally, entered into a promissory note with People's Bank in the amount of $525,000 to cover the construction of the carwash. The note has a maturity date of May 1, 2014 at a rate of one (1%) percent in excess of the Prime Rate. Said note is secured by a mortgage on the land owned in Pinellas County for the construction of the Prototype Center.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the 1999 year.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock and warrants are traded on the Over-the-Counter Bulletin Board. The Company's stock began trading on the Over-the-Counter market on March 11, 1999. The high and low sales prices for each quarter since then are as follows:

                                            Common Stock
                                     High                Low

   1st quarter 1999                  5.17                5.13
   2nd quarter 1999                  4.44                4.35
   3rd quarter 1999                  3.47                2.88

                                              Warrants
                                     High                Low

   1st quarter 1999                  1.11              1.11
   2nd quarter 1999                   .31               .31
   3rd quarter 1999                   .24               .24

The approximate number of holders of record of common stock is 37. The number of warrant holders is 11. No dividends have been declared to date. The future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. None of the outstanding warrants have been exercised.

Special Note Regarding Forward Looking Statements

This annual report on Form 10-KSB of SwiftyNet.com, Inc. for the year ended December 31, 1999 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Business Strategy and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, SwiftyNet.com expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; labor difficulties; commodity prices for natural gas and crude oil; the effect of weather on crude oil and natural gas demand and consumption; competition for customer in the carwash and oil change industries; competition from other Internet companies; the costs of exploration and development of petroleum reserves; popularity of the Internet; exploration risks; political risks impacting exploration and development; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

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

PLAN OF OPERATION

In January 1999 the Company began operating its car wash and quick lube shop (the Center) in Florida. The Company expected revenues from the center to be seasonal and that expectation held true in 1999. The seasonality is in part due to a segment of the population that only resides in Florida for part of the year. This population shift impacts both car wash and lube shop revenues. Other seasonality issues relate to weather. In summer months when it typically rains quite a bit, car wash revenues would typically decline. Revenues for the four quarters in 1999 were $38,138, $47,069, $33,847 and $60,328, respectively. The
Company also has been advertising and doing promotions to increase sales, which should provide momentum heading into 2000. The Company believes that customer awareness from 1999 promotions and advertising will cause sales to increase in 2000, the second year of operations.

Additionally, the Company has worked to achieve more efficient operations at the Center. Cost of revenues exceeded revenues for the first three quarters of 1999, but by the fourth quarter revenues exceeded operational costs. The Company anticipates that revenues will cover the Center operational costs in 2000, both due to the anticipated increase in revenues described above, and due to the minimization of operational costs.

The Company has funded a substantial portion of its 1999 expenses through agreements that were paid for in 1998, or were paid for through the issuance of stock. Additionally, the Company's president and operations manager have contributed their salaries to the Company. Consequently, the operating activities of the Company have only used approximately $282,000 in cash in 1999. This will likely not continue at the same magnitude since the prepaid expenses at the start of 1999 have been substantially used. However, many of the Company's consultants have been agreeable to accepting stock for services, which should continue. Lastly, the Company's president and operations manager are expected to continue to contribute their salaries to the Company in 2000, if necessary. Many of these general and administrative costs are consulting in nature and relate to improving and expanding the Company's future activities.

The Company will have to raise additional funds in 2000, to cover its general and administrative expenses and to fund the Company's expansion plans. Early in 2000, the Company entered into a Regulation D limited offering of its stock, to raise a maximum of $5,000,000.

The Company's expansion plans include acquiring and developing unique Internet companies, technologies and Web properties. In December 1999, the Company acquired all the outstanding stock of Rankstreet.com, Inc. in a stock for stock transaction that required no cash outflow. Rankstreet.com plans to launch its all-in-one Web site that includes a directory, Web counter and business to business Internet advertising agency. Revenues will be generated through the sale of banner advertising, commissions earned from selling advertising for participating web sites and consulting related to Internet marketing. Rankstreet.com and its Web site are in the development stage. In connection with the acquisition of Rankstreet.com, the Company entered into employment contracts with two individuals. The base salary is to be determined by the Board of Directors. Additionally, the contracts include a provision to pay a percentage of pre-tax profits or revenues. There have been no revenues from Rankstreet.com during 1999. The software development costs to launch the initial Rankstreet.com Web site have been expended as of March 15, 2000 and was funded through operations and stock sales in December, 1999.

The Company does not have any planned major purchase or sale of property and equipment and does not anticipate any additional debt financing in 2000. However, if the Company's plans related to acquiring Internet based businesses is successful, the Company will consider selling the Center. Interest expense should maintain level in 2000 compared to 1999. The Company also does not anticipate any significant changes in the number of employees.

Item 7.  Financial Statements







                          INDEPENDENT AUDITORS' REPORT




Board of Directors
SwiftyNet.com, Inc.
Odessa, Florida:


We have audited the accompanying consolidated balance sheet of SwiftyNet.com, Inc. as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the management of SwiftyNet.com, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SwiftyNet.com, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.




/s/Pender, Newkirk & Company
Certified Public Accountants
Tampa, Florida
March 10, 2000

                               SWIFTYNET.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999




                                     ASSETS
Current assets
  Cash                                                        $          37,625
  Inventory                                                               7,060
  Prepaid expenses                                                       45,004
                                                                 --------------
         Total current assets                                            89,689
                                                                 --------------
Property and equipment, net                                           1,266,203
                                                                 --------------
Other assets
  Goodwill and software development cost, net                         1,553,875
  Deposits                                                               32,600
  Other assets                                                           13,520
                                                                 --------------
         Total other assets                                           1,599,995
                                                                 --------------
Total Assets                                                  $       2,955,887
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                       $          58,828
  Payable to stockholders                                                24,665
  Current maturities of long-term debt                                   59,983
                                                                ---------------
         Total current liabilities                                      143,476
                                                                ---------------
Long-term debt, less current maturities                                 635,889
                                                                ---------------
Commitments and contingencies (Notes 6 and 7)

Stockholders' equity
  Common stock; $.0001 par value; 50,000,000
  shares authorized; 10,907,120 shares
  issued and outstanding                                                  1,090
Paid-in capital                                                       3,563,721
Accumulated deficit                                                  (1,388,289)
                                                                ---------------
         Total stockholders' equity                                   2,176,522
                                                                ===============
Total Liabilities and Stockholders' Equity                    $       2,955,887

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                               SWIFTYNET.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                   1999               1998
                                                 --------           --------
Revenues                                      $   179,382          $    -

Expenses                                        ------------       ------------
  Cost of revenues                                230,510               -
  Selling, general and administrative             851,422             363,290
  Depreciation and amortization                    74,924               -
                                                ------------       ------------
         Total expenses                          1,156,856            363,290
                                                ------------       ------------
Other income (expense)
  Interest income                                    3,460             10,892
  Interest expense                                 (63,220)             -
         Total other income (expense)           ------------       ------------
                                                   (59,760)            10,892
                                                ------------       ------------
Net loss                                      $ (1,037,234)        $  (352,398)
                                                ------------       ------------
Net loss per common share                     $      (0.12)        $      (.04)
                                                ------------       ------------
Weighted average common shares outstanding        8,699,531          8,209,478
                                                =============      ============

                 The accompanying notes to financial statements
                     are an integral part of these statements.

                               SWIFTYNET.COM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                 Retained
                                                                                                 Earnings             Total
                                                                                               (Accumulated        Stockholders'
                                                             Common Stock          Paid-in       Deficit)             Equity
                                                          Shares        Amount     Capital
                                                          ------        ------     -------     ------------         ----------

Balance, December 31, 1997                                6,000,000   $   600   $   385,777    $   1,343       $     387,720

Common stock issued                                       2,235,000        223       22,127          -                 22,350

Common stock issued through Regulation D offering,
  net of offering costs
  of $28,166                                                159,120         16      966,318           -               966,334

Services donated by a stockholder                             -             -        35,000           -                35,000

Net loss                                                      -             -        -           (352,398)           (352,398)
                                                           ---------     -------  ---------     ----------          ----------
Balance, December 31, 1998                                 8,394,120       839    1,409,222      (351,055)          1,059,006

Common stock sold                                            291,000        29      290,971          -                291,000

Common stock issued to consultants and
 in satisfaction of obligation                               272,000        27      324,473          -                324,500

Common stock reacquired and cancelled in settlement
  of deposit receivable                                      (50,000)       (5)    (209,995)         -               (210,000)

Services donated by stockholder                                 -            -       53,750          -                 53,750

Common stock issued by shareholder in settlement of
  Company obligations                                           -            -      133,000          -                133,000

Common stock issued for acquisition of
  Rankstreet.com, Inc. (Note 2)                            2,000,000       200    1,562,300          -              1,562,500

Net loss                                                       -             -       -          (1,037,234)         1,037,234)
                                                          ----------   --------  ---------     -----------        ------------
Balance, December 31, 1999                                10,907,120   $ 1,090  $ 3,563,721   $ (1,388,289)    $    2,176,522
                                                          ==========   =======  ===========   =============    ===============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                               SWIFTYNET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                Increase (Decrease) in Cash and Cash Equivalents




                                                   1999               1998
Operating activities                               ----               ----

  Net loss                                $      (1,037,234)  $      (352,398)
  Adjustments to reconcile net loss            -------------     -------------
   to net cash used in operating
   activities:
      Contributed services                           53,750             35,000
      Stock issued to consultants                   262,000             12,126
      Stock issued by shareholder in
       settlement of Company obligations            133,000                -
      Depreciation and amortization                  74,924                -
      Increase in inventory                          (7,060)               -
      Decrease (increase) in prepaid expenses       257,552           (240,056)
      Increase (decrease) in accounts payable       (18,709)            34,957
      Decrease in income taxes payable                 -                  (250)
                                                -------------     -------------
             Total adjustments                      755,457           (158,223)
                                                -------------     -------------
        Net cash used in operating activities      (281,777)          (510,621)
                                                -------------     -------------
Investing activities

  Acquisition of property and equipment             (19,819)        (1,133,010)
  Increase in deposits and other assets                (200)          (243,153)
                                               -------------      -------------
        Net cash used in investing activities       (20,019)        (1,376,163)
                                               -------------      -------------
Financing activities
  Proceeds from issuance of notes payable             78,313           668,687
  Payments on notes payable                         (116,897)           (2,540)
  Net proceeds from issuance of stock and
    contribution of cash                              250,000           969,058
  Net advances from (to) a stockholder                 57,319           (35,154)
                                                 -------------      -----------
        Net cash provided by financing activities     268,735         1,600,051
                                                 -------------      -----------
Net decrease in cash and cash equivalent              (33,061)         (286,733)

Cash and cash equivalents, beginning of year           70,686           357,419
                                                --------------      -----------
Cash and cash equivalents, end of year      $          37,625    $       70,686
                                                ==============    =============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                               SWIFTYNET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




Supplemental disclosures of noncash investing and financing activities

                                                    1999               1998
                                                  ---------         ----------
Business acquired by issuing
  2,000,000 shares of common stock              $  1,562,500       $      -

Settlement of deposit receivable
  by reacquiring 50,000 shares of
  common stock                                       210,000              -

Settlement of obligation to
  issue 10,000 shares of common stock by
  issuing the stock                                   62,500              -

Acquisition of prepaid asset
  with obligation to issue 10,000
  shares of common stock                                -                62,500

Settlement of obligation to issue
  common stock by issuing the stock                     -                10,000

Settlement of debt by issuance of
  41,000 shares of common stock                       41,000             -

As of December 31, 1998, the Company reflected the construction of the carwash facilities of $109,309 as a loan payable.

Cash flow information

                                                     1999               1998
                                                  ---------            ------
Cash paid for interest                        $    63,220        $      12,800
Cash paid for income taxes                            -                  -


                 The accompanying notes to financial statements
                    are an integral part of these statements.
                                       10

                               SWIFTYNET.COM, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998




(1)      Significant Accounting Policies:

The following is a summary of the more significant accounting policies and practices of SwiftyNet.com, Inc. (the Company) which affect the accompanying financial statements.

     (a) Organization-Steele Holdings, Inc. was incorporated on August 13, 1997. SwiftyNet.com, Inc. was incorporated on September 23, 1997. On January 20, 1998, these companies entered into a plan of reorganization whereby Steele Holdings, Inc. transferred to SwiftyNet.com, Inc. all of its assets in exchange for 6,000,000 shares of stock, which represented all of the stock outstanding of SwiftyNet.com, Inc. These shares were immediately distributed to the stockholder of Steele Holdings, Inc. in a complete liquidation and cancellation of its stock. The accompanying financial statements reflect this reorganization in a manner similar to a pooling of interest and as though it occurred on August 13, 1997. As part of the reorganization, 2,235,000 shares of stock were issued to three officers who were considered to be founders. The Company valued these shares at $.01 per share, an amount they determined to be a fair value based on the relevant risks and uncertainties. The Company changed its name from Swifty Carwash & Quik-Lube, Inc. to SwiftyNet.com, Inc. on October 20, 1999.

     (b) Operations-The Company operates a carwash and oil change facility in Florida that began operations in January 1999. On December 17, 1999, the Company acquired Rankstreet.com, Inc. (Rankstreet), a development stage enterprise. Rankstreet is developing Internet software to provide historical and current statistical data on visits to other Internet web sites.

     (c) Basis of presentation-The financial statements include the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated. Prior to January 1, 1999, the Company was considered a development stage enterprise.

     (d) Use of estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (e) Cash and cash equivalents-For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (f) Inventory-Inventory is stated at the lower of cost on market cost using the first in, first out method. Inventory consists of wash chemicals, oil and oil filters used in the Company's operations.

     (g) Property and equipment-Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the useful lives of the assets, ranging from 10 to 40 years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or are otherwise disposed of, the asset account and related accumulated depreciation account are relieved and any gain or loss is reflected in the statement of operations.

                               SWIFTYNET.COM, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(1)      Significant Accounting Policies:  (Continued)

     (h) Capitalized interest-The Company capitalized interest as a component of the cost of property and equipment constructed for its own use. In 1998, total interest incurred was $12,794, of which none was charged to operations.

     (i) Loss per common share-Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, after giving effect to the recapitalization described in Note 1. In computing diluted earnings per share, 2,000,000 shares to be issued contingent on certain events in connection with the Rankstreet acquisition and warrants exercisable into 318,240 shares were excluded because the effects were antidilutive.

     (j) Start-up costs-The initial costs incurred to organize the Company were expensed when incurred.

     (k) Advertising-Advertising costs are charged to operations when incurred. Advertising expense was $13,561 for the year ended December 31, 1999.

     (l) Deferred income taxes-Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

     (m) Reclassifications-Certain reclassifications have been made to 1998 financial information to conform to the 1999 presentation.

     (n) Goodwill and software development cost-Goodwill and software development cost are a result of the business acquisition described in
     Note 2. The Company follows SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the application stage are capitalized, costs incurred during the preliminary project stage and the post implementation/operational stage are expensed. These assets are being amortized using the straight-line method over their estimated useful life of five years. Accumulated amortization was $13,000 at December 31, 1999.


(2)       Business Acquisition:

     On December 17, 1999, the Company purchased all the outstanding stock of Rankstreet.com, Inc., a development stage enterprise. The Company issued 2,000,000 shares of common stock. The 2,000,000 shares are subject to cancellation if the Rankstreet.com web site is not functional and available for interactive customer usage by November 17, 2000. In addition, the Company will issue an additional 1,000,000 shares at which time the Rankstreet.com web site is fully functional and available for interactive customer usage. The Company will issue an additional 1,000,000 shares one year from the date the Rankstreet.com web site is advertised for use by the general public. These contingent shares will be recorded when the outcome of the event is determinable beyond a reasonable doubt. As of December 31, 1999, the events that cause the additional shares to be issued had not occurred.

                              SWIFTYNET.COM, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


(2)      Business Acquisition:  (Continued)

In addition, the selling Rankstreet.com shareholders are each issued an option to purchase as a group 51% of Rankstreet's outstanding common stock for $75,000 as of a date 30 days following a successful initial public offering of Rankstreet.com, Inc. securities.

In the transaction, accounted for as a purchase, the Company recorded the above acquisition at $1,562,500, the current market value attributed to the 2,000,000 share less a 50% discount because the shares are unregistered and are such a significant block of stock for the Company. The $1,562,500 has been classified as goodwill and software development costs and is being amortized over five years, its estimated useful life. The Company recorded $13,000 of amortization expense for 1999.

Rankstreet.com had no significant results of operations either prior or subsequent to its acquisition.

The value of the additional 2,000,000 shares will be recorded when their issuance is assured.


(3)       Property and Equipment:

Property and equipment as of December 31, 1999, consist of:

  Land                                                              $   312,500
  Buildings and improvements                                            662,358
  Furniture and fixtures                                                 16,244
  Machinery and equipment                                               334,929
                                                                    -----------
                                                                      1,326,031
  Less: accumulated  depreciation                                        59,828
                                                                    -----------
  Property  and  equipment,  net                                    $ 1,266,203
                                                                    ===========
The Company began operations in 1999. Therefore, no depreciation expense was recorded in 1998.


Substantially all of the Company's property and equipment are pledged as collateral on loan agreements.


(4)      Long-term Debt:

Long-term debt as of December 31, 1999, consists of the following:

  Mortgage  note payable to bank,  interest
     at 2.75% over 3 years  treasury  rate,
     monthly  payments of $5,017 including  principal
     and interest through May 2014,
     personally  guaranteed  by the  majority
     stockholder,  collateralized  by  real
     estate,  furniture,  fixtures  and  equipment                  $ 512,576

  Note  payable to bank,
     interest  at 10%,  $4,264  payable per month
     through  November  2003  including
     interest, collateralized by equipment and
     mortgage, personally guaranteed by the
     majority stockholder                                             164,498

  Note payable to finance company, interest
     at 14.9%,payment  of  $522  per  month
     including   interest   through   December  2003,
     collateralized  by  equipment                                     18,798
                                                                   ----------
                                                                      695,872
Less:  Amounts currently due                                           59,983
                                                                   ----------
                                                                    $ 635,889
                                                                   ==========
 (4) Long-term Debt: (Continued)

                               SWIFTYNET.COM, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


The following is a schedule by year of the approximate principal payments required on the above notes as of December 31, 1999:

                        Year Ending December 31,                     Amount
                        ------------------------                  -----------
                              2000                               $    59,983
                                                                 ===========
                              2001                               $    66,035
                                                                 ===========
                              2002                               $    72,718
                                                                 ===========
                              2003                               $    74,720
                                                                 ===========
                              2004                               $    27,403
                                                                 ===========

(5)      Income Taxes:


No provision of income taxes has been recorded for 1999 or 1998 due to net losses incurred.

Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes and differences in lives and depreciation methods for property and equipment. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of realization of the benefit of the net operating losses against future taxable income. The components of deferred tax assets at December 31, 1999, consist of the following:

     Deferred tax assets:
       Net Operating loss                                     $      235,000
       Deferred start up costs                                        45,000
       Valuation allowance                                          (280,000)
              Net deferred tax asset                           ---------------
                                                              $          -
                                                                ==============

The Company has operating losses of approximately $944,000 which can be used to offset future taxable income. These losses begin to expire in the year 2018.


(6)      Stock Offering:

During 1998, the Company sold 159,120 shares of common stock and 318,240 common stock warrants through a private placement memorandum. Each warrant entitles the holder to purchase one share of the Company's common stock at $7.25 per share at any time after 30 days from their issue date through December 31, 2001. Prior to their expiration, each warrant may be redeemable by the Company at a price of $.01. As of December 31, 1999, no warrants have been redeemed.

                               SWIFTYNET.COM, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


(7)      Commitments and Related Party Transactions:

The President and Operations Manager performed services for the Company at no cost. The Board of Directors valued these services at $53,750 and $35,000 at 1999 and 1998, respectively, and recorded this amount as an expense and an increase in additional paid-in capital in the accompanying financial statements. The Operations Manager has an employment contract through March 2001, with a minimum salary of $25,000 per year.

In connection with the acquisition of Rankstreet.com, Inc. the Company entered into employee agreements with two individuals for a period ending November 19, 2001. These agreements are automatically renewable for an additional two year period unless canceled by written notice by either party. The terms of these agreements call for the payment of a base salary to be determined by the Board of Directors of Rankstreet.com, Inc. subject to a percentage of pre-tax profit or revenue. The Board of Directors has not determined the amount of base pay. In the event that the Company terminates these employees, the Company shall pay an amount equal to 100% of the employee's base salary for the remainder of the agreement or a period of two years, whichever is less.

During 1999, the Company issued 262,000 shares of common stock to certain individuals for services, some of whom are current shareholders. The Company recorded an expense of $262,000, the estimated value of the shares issued based on other sales of stock during the year.

During 1999, the Company's majority shareholder transferred 133,000 shares of common stock to certain individuals, some whom are current shareholders, for services performed on behalf of the Company. The Company recorded a contribution to capital and an expense of $133,000, the estimated value of the shares issued based on other sales of stock during the year.

At December 31, 1998, a majority stockholder owed the Company $38,354. During 1999, this amount was repaid plus $2,921 representing interest at eight percent. The stockholder then advanced the Company an additional $18,965. This amount is unsecured and is due on demand with interest at eight percent.

On August 8, 1998, the Company entered into a consulting and contracting agreement with a stockholder whereby the stockholder would explore, investigate, and locate appropriate parcels of land and supplies of equipment on behalf of the Company. In addition, the stockholder would provide certain construction services to the Company. In exchange for these services, the Company would pay the stockholder between three and five percent of the total costs of projects which have been negotiated or performed by the stockholder. The Company paid the stockholder $210,000 to be used on behalf of the Company in connection with this agreement. In 1999, the stockholder returned 50,000 shares of common stock to the Company in settlement of this deposit. These shares have been cancelled.

In November 1998, the Company entered into a consulting contract with a stockholder. The contract calls for annual compensation of $72,500 for a period of three years. During 1999, this contract was amended to allow the consultant to provide services on an as needed basis for a negotiated amount rather than a stated amount. No fees have been paid under this contract.

During 1998, subsequent to the Company's reorganization, the Company issued 2,235,000 shares of stock to directors and officers at $.01 per share.

The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

                               SWIFTYNET.COM, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(7)      Commitments and Related Party Transactions:  (Continued)

During 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at December 31, 1999 and 1998 is a $30,000 deposit in accordance with the terms of this agreement; the Company incurred an expense of $31,120 and $24,000 during 1999 and 1998, respectively. The Company is committed under this agreement for an annual fee of $30,000 through 2003.

The Company entered into a three-year advertising promotion and publicity agreement and recorded a prepaid expense of $270,400. Each year, the Company reduces this prepaid asset in amounts equal to the greater of the actual costs incurred under the agreement or an amount equal to the amortization of the initial amount over the three year term using the straight line method. The Company expensed $230,467 and $22,533 in 1999 and 1998, respectively.


(8)      Segments:

The Company operates in two business segments. Currently, the only operating segment is a carwash and quick lube establishment. Substantially all revenues and expenses reported in the statement of operations for 1999 and 1998 relate to this segment. All assets and liabilities reported on the balance sheet at December 31, 1999 also relate to this segment except for $1,549,500 in goodwill and software development cost, which relate to the Internet services segment.
The Company acquired a subsidiary in December 1999 (see Note 2) which is developing Internet software. There are no substantial revenue or expenses of the Internet operation in 1998 or 1999.


(9)      Subsequent Event:

Subsequent to year end, the Company's Board of Directors consented to conduct a private placement pursuant to Regulation D 506 of the Securities Act of 1933 for the sale of 5,000,000 units. Each unit consists of one share of stock and one warrant with a price of $1.00 per unit. The warrants carry an exercise price of $7.25 for an exercise period of two years.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following is a brief description of the educational and business experience of each director, executive officer and key employee of the Company:

Rachel L. Steele, age 31, is a Director as well as President and Secretary of the Company. She has held these positions since the inception of the Company. Ms. Steele is a graduate of the University of Southern Florida with a degree in Business Administration. Since graduating from college in May of 1994, Ms. Steele has spent the majority of her time managing her own investment portfolio. In addition, Ms. Steele has from time to time provided certain financial consulting services to individuals and corporations.

Raymond Lipsch, age 60, is a Director, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company. Mr. Lipsch has been CEO, Treasurer and Director since inception of the Company. Mr. Lipsch was elected as CFO in the first quarter of 1999. Mr. Lipsch attended Northwestern University in Illinois. Mr. Lipsch has over 30 years of entrepreneurial and management experience, specializing in the development of new companies, developing new divisions and re-energizing troubled ones. Since 1992, Mr. Lipsch has been engaged in the sales and marketing of insurance products, first as an independent agent, then as a sales representative for American Express. Since May 1994, Mr. Lipsch has been employed as a sales representative for Av-Med.

Donald C. Hughes, age 45, is a Director as well as a Vice President of the Company. Mr. Hughes has held these positions since the inception of the Company. Mr. Hughes graduated from the University of Florida in 1977 with a degree in Building Construction. In 1985, Mr. Hughes formed his own construction company, Donald C. Hughes General Contractor, Inc., which has been in operation for thirteen years and which engages primarily in the development and construction of single family residences and small commercial buildings.

Stanley D. Rabushka, age 65, has been employed by the Company as a business advisor and consultant since operations began in September 1997. Mr. Rabushka graduated from Washington University in 1956 and 1958 with degrees of Bachelor of Science in Engineering Physics and Master of Arts in Mathematics. After a career involving scientific and engineering work for Emerson Electric and the United States Government, among others, Mr. Rabushka served for more than 15 years as Vice President and General Manager for Louis Cap Company, a leading manufacturer of men's headwear. Mr. Rabushka earned his Juris Doctoris degree from Saint Louis University in 1977 and has been a practicing attorney since that time with offices in St. Louis, Missouri. Mr. Rabushka, however, will not provide legal service for the Company, as the Company has retained other counsel for that purpose.

David Weintraub, age 36, has been the Operations Manager for the Company since April 1999. Mr. Weintraub has managed his own portfolio for the five years prior to working for the Company.

Richard Kleinberg, age 50, is the sole Director and President of Rankstreet.com, Inc. He has held these positions since the Company's inception in October 1999. In 1971, Mr. Kleinberg graduated from Suny State University in Albany, New York with a Bachelors of Science in Sociology. From May 1996 to April 1998, Mr. Kleinberg was the Resource Director for Wolf Advisory/Arcus where he oversaw corporate technology staffing for clients. From April 1998 to the present time, he is President of Thunderland Corporation, a technology consulting and staffing company. In that position he directs and administers the corporation.

Vladimir Rafalovich, age 38, is Vice President of Technology for Rankstreet.com, Inc. He has held that position since October 1999. He graduated from the Russian Academy of Science in 1990 with a PH.D. in Physics. From April 1999 to the present, Mr. Rafalovich has worked for Cox Target Media as a software development engineer. From February 1998 until April 1999, he worked in the same position for Briggs Industries. Since December 1996 he has worked as a software engineer for Briggs Industries and Sembler Company. Prior to that he was an Instructor at Daniel Webster College. From February 1996 to December 1996, Mr. Rafalovich worked as a programmer/analyst for DNS Worldwide.

No voting arrangements exist between the officers and directors. The above persons were selected pursuant to provisions in Article IV of the Company's By-Laws, all holding office for a period of one year or until their successors are elected and qualified. None of the officers or directors of the Company have been involved in legal proceedings during the past five years which are material to an evaluation of the ability or integrity of any director, person nominated to become a director, or executive officer of the issuer, including any state or Federal criminal and bankruptcy proceedings.

Beneficial Owner Reporting Compliance
                                                     Failure to File Form 5
Stanley and Arlene Rabushka
10% Shareholder                                      February 2000

Item 10.  Executive Compensation

                           Summary Compensation Table
                                                       Long Term Compensation
                                 Annual Compensation      Awards    Payouts

    (a)                       (b)    (c)        (d)      (e)       (f)         (g)             (h)         (i)
Name and                                                Other                  Securities                   All
Principal                                               Annual   Restricted    Underlying                  Other
Position                                                Compen     Stock        Options/       LTIP      Compens-
                              Year   Salary($) Bonus($)  sation    Awards($)     SARs(#)      Payouts($)   sation($)
Rachel Steele
President, Secretary           0       0         0        0            0         0              0            0

Raymond Lipsch
CEO, CFO, Treasurer            0       0         0        0            0         0              0             0

Donald Hughes
Vice President                 0       0         0        0            0         0              0             0

Richard Kleinberg
President (Rankstreet)         0       0         0        0            0         0              0             0

Vladimir Rafalovich            0       0         0        0            0         0               0            0
Vice President(Rankstreet)

All of the Company's officers and director but Ms. Steele are engaged in other enterprises on a full-time basis. Ms. Steele donated her salary ($36,000) to the Company. No other officer or directors have been compensated for their services in those capacities. At this time, the Company does not plan on paying its Board of Directors in return for their services as Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

None of the officers and directors have received a salary during the past twelve months. There are no officer or director groups. As a group, the officers and directors of the Company own 82% of the outstanding shares of common stock. As of March, 1999 the stock ownership of the Officers and Directors and 10% Shareholders was as follows.

Title           Name and                   Amt and                  Percent
 of             Address                   Nature of                   of
Class       of Beneficial Owner       Beneficial Ownership           Class

Common        Rachel L. Steele            5,379,659                   49%
Stock         17521 Crawley Road
              Odessa, FL 33556

Common        Stanley and Arlene          1,215,800                   11%
Stock         Rabushka
              250 South Brentwood,
              Suite 4-L
              St. Louis, MO 63105

Common        Raymond Lipsch                483,520                    4%
Stock         9522 Michigan Avenue
              Odessa, FL 33556

Common        Donald Hughes                 271,720                    2%
Stock         3112 Harborview Avenue
              Tampa, FL 33611

Common        Richard Kleinberg             800,000                    7%
Stock         614 Rollingwood Lane
              Valrico, FL 33594

Common        Vladimir Rafalovich           800,000                    7%
Stock         3407 Williston Loop
              Lank O'Lakes, FL 34639

Common
Stock         Total                       8,950,699                   82%

Don Hughes and Raymond Lipsch also own the warrants in the following number and with the following terms:

                     Class               Amount  Exercise Price   Exercise Date

Donald Hughes   Class A Common Stock     65,440      7.25            12/31/01

Raymond Lipsch  Class A Common Stock     23,040      7.25            12/31/01

Item 12.  Certain Relationships and Related Transactions

The Company entered into an employment contract with David Weintraub on April 1, 1999. Mr. Weintraub will be employed by the Company as Operations Manager for a salary of $25,000 per year. The term of employment is two years. In 1999, Mr. Weintraub donated his salary for the year 1999 to the Company.

On December 13, 1999, Rankstreet entered into employment agreements with Richard Kleinberg and Vladimir Rafalovich. They shall act as President and Vice-President of Marketing for Rankstreet.com respectively. They will both be compensated at a base salary to be determined by the Board of Directors and based upon the profitability of the Rankstreet.com web site once that site opens. The site is anticipated to open on April 1, 2000. No compensation other than the share received during Rankstreet's acquisition has been paid. The term of the contracts are two years and are automatically renewable unless cancelled in writing by either party.

On July 20, 1999, the Company entered into a promissory note with Stanley Rabushka, a greater than 10% shareholder for $25,000 at a rate of 1% over prime. That note has been paid off by legal services performed by Mr. Rabushka for the Company in early 2000. The Company also extended loans to Donald Hughes, its Vice President and Director, and Raymond Lipsch, its Chief Executive Office, Chief Financial Officer, Treasurer and Director as well as another shareholder in the amount of $41,000. The terms of the promissory notes dated March 1, 1999 were for repayment in equal monthly installments at 7% interest per annum. The debt was converted to shares of common stock and paid back to the shareholders in May 1999.

On or around December 13, 1999, the Company entered into a consulting agreement with Edgar Arvelo, a former principal of Rankstreet. Pursuant to that agreement Mr. Arvelo will provide the Rankstreet with consulting services for web site development in excess of 2000 hours per year for one year. The agreement provides that all services have been compensated for under the original Rankstreet acquisition when Mr. Arvelo was issued 400,000 shares of the Company stock.

Don Hughes as president of Don Hughes General Contractor, Inc., who is also a Director and Vice-President of the Company, entered into a contract with the Company to provide consulting services in construction and real estate for which a sum of $210,000 was deposited for his use. On or around November 30, 1999, Mr. Hughes paid the Company for the amount deposited by returning 50,000 shares of stock to the Company with each share being valued at $4.00 voiding any agreement for consulting services.

Since the reorganization and through November 15 1998, Mr. Lipsch received compensation for consulting services totaling $72,500 pursuant to his oral agreement regarding consulting for the Company's private and public offerings for a time not less then 250 hours per year. Mr. Lipsch's contract provided for this same arrangement every calendar year expiring on November 15, 2001. On April 1, 1999, the Company entered into a new agreement with Mr. Lipsch for consulting services with the rate of compensation to be determined by the Board of Directors. No compensation has been received under this agreement as of the end of 1999.

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

Exhibit   Description                                                    Number

(2)Plan of Acquisition, Reorganization,
    Arrangement, Liquidation or Succession....................................
 (3)Articles of Incorporation and By-Laws.....................................

    *(a)Articles of Incorporation.............................................
   **(b)By-Laws.............................................. ................
     (c) Name Change Amendment................................................
(4)Instruments Defining the Rights of Security Holders

    *(a)Subscription Agreement................................................
    *(b)Warrant Agreement.....................................................
     (c)Warranty Agreement 2000
(9)Voting Trust Agreements..................................................None

(10)Material Contracts.......................................................
    *(a)Equipment Purchase Contract..........................................
    *(b)Construction Contract................................................
    *(c)Architect Contract...................................................
    *(d)Consulting Contract-Donald Hughes....................................
    *(e)Employment Contract-Stanley Rabushka.................. ..............
    *(f)Promissory Note - Swifty.............................................
    *(g)Promissory Note - Steele ............................................
    *(h)Consulting Contract-John Oster ......................................
    *(i)Raymond Lipsch Contract .............................................
    *(j)Land Purchase Contract...............................................
   **(k) Stanley Rabushka Employment and Stock Agreement.......  ............
   **(l) Tampa Bay Buccaneers Agreement......................................
     (m)Edgar Arvelo Consulting Contract.....................................
     (n)Richard Kleinberg Employment Contract................................
     (o)Vladimir Rafalovich..................................................
     (p)Martinez Consulting Contract..........................................

(11)Statement re: computation of per share earnings......................Note 1

(13)Annual or quarterly reports: Form 10-Q..................................None

(16)Letter regarding Changes in Certifying Accountant.......................None

(18)Letter on change in accounting principles...............................None

(21)Subsidiaries of the Registrant..........................................None

(22)Published report regarding matters submitted to vote.... ...............None

(24)Power of Attorney.......................................................None

(27)Financial Data Schedule...................................................

(99)Additional Exhibits.....................................................None


* Previously filed with Form 10-SB on November 23, 1998.
** Previously filed with Form 10-SBA No. 1 on February 2, 1999.

Reports on Form 8-K

         On or around December 21, 1999, the Company filed a report on form 8-K regarding its purchase of Rankstreet.com, Inc. This form was amended on February 11, 2000

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SwiftyNet.com, Inc.

Date:   March 28, 2000



                                             By:/S/ Rachel Steele

                                             -----------------------
                                             Rachel Steele, President,
                                             Secretary, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:March 28, 2000                          By:/S/ Rachel Steele
                                             -----------------------
                                             Rachel Steele, President,
                                             Secretary, Director

Date:March 28, 2000                          By:/S/ Raymond Lipsch
                                             -----------------------
                                             Raymond Lipsch,
                                             Chief Executive Officer,
                                             Chief Financial Officer,
                                             Treasurer, Director

Date:March 28, 2000                          By:/S/ Donald Hughes
                                             ----------------------
                                             Donald Hughes, Vice President,
                                             Director