Form 10QSB
period 2000-03-31
SWIFTY CARWASH & QUIK LUBE INC
filed 2000-05-15
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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


                    761 Coral Drive, Tampa, Florida 33602
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (813) 926-1603


                                  -------------

Check whether the issuer:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of April 28, 2000 was 10,952,210.

                               Index to Form 10QSB


Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)


         Balance Sheet March 31, 2000........................................2

         Statements of Operations -  Three Months
         Ended March 31, 1999 and March 31, 2000.............................3

         Statements of Cash Flows - Three Months
         Ended March 31, 1999 and March 31, 2000.............................4

         Notes to Financial Statements.......................................5

Item 2.  Management's Discussion and Analysis or Plan of Operation..........10

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds..........................11

Item 6.  Exhibits and Reports on Form 8-K...................................12

Signatures..................................................................13

Item 1.  Financial Statements

                               SWIFTYNET.COM, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                               SWIFTYNET.COM, INC.
                                  BALANCE SHEET

                                                                March 31, 2000
                                                                --------------
                                        ASSETS                   (Unaudited)
Current assets

  Cash and cash equivalents                                   $          2,929
  Inventory                                                              7,060
  Prepaid expenses                                                      25,500
                                                                   -----------
         Total current assets                                           35,489
                                                                   -----------
Property and equipment

  Land                                                                 312,500
  Building                                                             662,358
  Equipment                                                            351,173
  Software                                                             109,255
                                                                   -----------
                                                                     1,435,286
                                                                   -----------
  Less: Accumulated depreciation                                       (83,088)
                                                                   -----------
         Total property and equipment                                1,352,198
                                                                   -----------
Other assets

  Goodwill, net                                                      1,469,285
  Deposits                                                              32,600
  Other assets                                                          13,183
                                                                    ----------
         Total other assets                                          1,515,068
                                                                    ----------
Total Assets                                                  $      2,902,755
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                        $        79,265
  Payable to stockholders                                               73,985
  Current maturities of notes payable and long-term debt                59,983
                                                                    ----------
         Total current liabilities                                     213,233
                                                                    ----------
Other liabilities
 Notes payable and long-term debt, less current maturities             621,429
  Accrued loss from discontinued operations                            350,000
                                                                     ---------
         Total other liabilities                                       971,429
                                                                     ---------
Stockholders' equity

  Common stock; $.0001 par value; 50,000,000 shares
    authorized; 11,069,100 shares issued and outstanding                1,107
  Paid in capital                                                    3,711,978
  Accumulated deficit                                               (1,994,992)
                                                                    ----------
         Total stockholders' equity                                  1,718,093
                                                                    ----------
Total Liabilities and Stockholders' Equity                        $  2,902,755
                                                                    ==========


    The accompanying notes are an integral part of the financial statements.

                               SWIFTYNET.COM, INC.
                           STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         March 31,
                                                  --------------------------
                                                  2000              1999
                                                  -------        ----------
                                                 (unaudited)     (unaudited)

Revenues

  Operating revenues                           $       -       $        -
  Interest income                                      37            2,223
                                                  -------          -------
         Total revenues                                37            2,223
                                                  -------          -------
Expenses

  Operational costs                                 6,183            -
  Depreciation and amortization                    86,350            -
  Other general and administrative                107,782           38,845
                                                 --------         --------
                                                  200,315           38,845

        Total expenses
                                                 --------          --------
Loss from continuing operations                  (200,278)         (36,622)
                                                 ---------         --------
Discontinued operations

  Loss from discontinued carwash and
   quick-lube operations                         (56,425)          (75,699)
  Provision for loss on disposal of
   property, equipment
    and related assets                          (350,000)              -
                                                ---------          --------
Loss from discontinued operations               (406,425)          (75,699)

                                               ----------         ---------
Net loss                                    $   (606,703)     $   (112,321)
                                                =========         =========
Loss per common share

  From continuing operations                $       (.02)             -
  From discontinued operations                      (.04)             (.01)
                                              -----------        ----------
         Total loss per share               $       (.06)      $      (.01)

Weighted average common shares outstanding  $ 11,011,489       $  8,404,120
                                             ============        ==========



    The accompanying notes are an integral part of the financial statements.

                               SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                             March 31,
                                                       -----------------------
                                                       2000           1999
                                                       --------    -----------
                                                  (unaudited)      (unaudited)

Cash flows from operating activities
  Net loss                                      $   (606,703)    $   (112,321)
                                                   ----------      -----------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Contributed services                            15,000              -
      Depreciation and amortization                  101,722           54,115
      Increase in interest receivable                                  (1,952)
      Decrease in prepaid expenses                    19,504              -
      Increase in inventory                              -             (5,357)
      Increase in accounts payable and
       accrued expenses                               20,437           28,556
      Increase in accrued loss from
       discontinued operations                       350,000              -
                                                    ---------        ---------
             Total adjustments                       506,663           75,362

                                                    ---------        ---------
   Net cash used in operating activities            (100,040)         (36,959)
                                                    ---------        ---------
Cash flows from investing activities
  Acquisition of property and equipment               (4,040)          (5,689)
  Increase in deposits and other assets                  -               (200)
                                                    ---------        ---------
   Net cash used in investing activities              (4,040)          (5,889)
                                                    ---------        ---------
Cash flows from financing activities
  Payments on notes payable                          (14,460)         (34,030)
  Net proceeds from issuance of stock                 34,524            -
  Net advances from stockholders                      49,320           44,300
                                                    ---------         -------
   Net cash provided by financing activities          69,384           10,270


Net decrease in cash and cash equivalents            (34,696)         (32,578)

Cash and cash equivalents, beginning of period        37,625           70,686
                                                     --------          ------
Cash and cash equivalents, end of period           $   2,929        $  38,108




    The accompanying notes are an integral part of the financial statements.

                               SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOWS


                                   (Continued)

Supplemental disclosures of noncash investing and financing activities:

In March 1999, the Company issued 10,000 shares of common stock due under a consulting contract executed in 1998.

In March 2000, the Company issued 125,000 shares of stock for capitalized software valued at $98,750.

Supplemental disclosure of cash flow information:

The Company paid approximately $15,000 and $14,000 in interest for the three months ended March 31, 2000 and 1999, respectively.


    The accompanying notes are an integral part of the financial statements

                               SWIFTYNET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

The information presented herein as of March 31, 2000 and for the three-months ended March 31, 2000 and 1999 is unaudited.

(1)   Basis of Presentation:

The accompanying financial statements of SwiftyNet.com, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 1999.

(2)   Business Acquisition:

On December 17, 1999, the Company purchased all the outstanding stock of Rankstreet.com, Inc., a development stage enterprise. The Company issued 2,000,000 shares of common stock. The 2,000,000 shares are subject to cancellation if the Rankstreet.com web site is not functional and available for interactive customer usage by November 17, 2000. In addition, the Company will issue an additional 1,000,000 shares at which time the Rankstreet.com web site is fully functional and available for interactive customer usage. The Company will issue an additional 1,000,000 shares one year from the date the Rankstreet.com web site is advertised for use by the general public. These contingent shares will be recorded when the outcome of the event is determinable beyond a reasonable doubt. On May 4, 2000, it was determined the website was functional and the additional 1,000,000 shares are due. The March 31, 2000 financial statements do not reflect the issuance of these additional shares.

In addition, the selling Rankstreet.com shareholders were each issued an option to purchase as a group 51% of Rankstreet's outstanding common stock for $75,000 as of a date 30 days following a successful initial public offering of Rankstreet.com, Inc. securities.

In the transaction, accounted for as a purchase, the Company recorded the above acquisition at $1,562,500, the current market value attributed to the 2,000,000 shares less a 50% discount because the shares are unregistered and are a significant block of stock for the Company. The $1,562,500 has been classified as goodwill and software and is being amortized over five years, its estimated useful life. The Company recorded $78,125 of amortization expense for the three-months ended March 31, 2000.

Rankstreet.com has no significant results of operations either prior or subsequent to its acquisition.

The value of the additional 2,000,000 shares will be recorded when their issuance is assured.

(3)   Stock Offering:
      ---------------

On February 29, 2000 the Company's Board of Directors approved a private placement pursuant to Regulation D 506 of the Securities Act of 1933 for the sale of 5,000,000 units. Each unit consists of one share of stock and one warrant with a price of $1.00 per unit. The warrants carry an exercise price of $7.25 for an exercise period of two years. The Company sold 36,980 units as of March 31, 2000.

                              SWIFTYNET.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

(4)   Commitments, Contingencies and Related Party Transactions:
      ----------------------------------------------------------

The President and Operations Manager performed services for the Company at no cost. The Board of Directors valued these services at $15,000 and $8,750 for the three-months ended March 31, 2000 and 1999, respectively and recorded this amount as an expense and an increase in additional paid-in capital in the accompanying financial statements. The Operations Manager has an employment contract through March 2001, with a minimum salary of $25,000 per year.

In connection with the acquisition of Rankstreet.com, Inc. the Company entered into employee agreements with two individuals for a period ending November 19, 2001. These agreements are automatically renewable for an additional two year period unless canceled by written notice by either party. The terms of these agreements call for the payment of a base salary to be determined by the Board of Directors of Rankstreet.com, Inc. plus a percentage of pre-tax profit or revenue. The Board of Directors has not determined the amount of base pay. In the event that the Company terminates these employees, the Company shall pay an amount equal to 100% of the employee's base salary for the remainder of the agreement or a period of two years, whichever is less. No amounts were due at March 31, 2000 under these agreements.

The shareholder advanced the Company funds and the Company owed the shareholder $18,985 at December 31, 1999. During 2000, the shareholder advanced the Company an additional $49,300. The Company owed the shareholder $68,285 at March 31, 2000.

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

During 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at March 31, 2000 is a $30,000 deposit in accordance with the terms of this agreement; the Company incurred an expense of $7,530 and $7,500 for the three-months ended March 31, 2000 and 1999, respectively. The Company is committed under this agreement for an annual fee of $30,000 through 2003.

During 1998, the Company entered into a three-year advertising, promotion and publicity agreement and recorded a prepaid expense of $270,400. Each year, the Company reduces this prepaid asset in amounts equal to the greater of the actual costs incurred under the agreement or an amount equal to the amortization of the initial amount over the three year term using the straight line method. The Company expensed $17,400 and $22,500 for the three-months ended March 31, 2000 and 1999, respectively.

                              SWIFTYNET.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

(5) Warrants:

At March 31, 2000, the Company had outstanding exercisable warrants to purchase 355,220 shares of the Company's common stock at $7.25 per share. The warrants expire in 2002.

Prior to expiration, the warrants may be redeemed by the Company at a price of $.01. As of March 31, 2000 no warrants have been redeemed.

(6)   Net Loss Per Common Share:
      --------------------------

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. In computing diluted loss per share, warrants exercisable into 355,220 common shares were excluded because the effect is antidilutive.

(7)   Discontinued Operations:
      ------------------------

On April 19, 2000, the Company sold or disposed of 100% of the assets and liabilities of its carwash and quick-lube segment. The sale price was $1,000,000 and the Company received approximately $223,000 after selling expenses and payment of related mortgages. The results of operations for the periods presented are reported as a component of discontinued operations in the statements of operations. Additionally, the loss incurred on the sale of the operations is also presented separately as a component of discontinued operations. The estimated loss on the disposal of the discontinued operations of $350,000 represents the estimated loss on sale of the segment assets and operations through the disposal date.

Summarized results of carwash and quick-lube operations for the three-months periods ended March 31, 2000 and 1999 are as follows:

                                                  Three-Months Ended
                                              --------------------------
                                              March 31,         March 31,
                                                2000              1999
                                              ------------      ---------
     Net sales                                $  67,574        $   40,361
                                              =========        ==========
     Operating loss                           $ (56,425)       $  (75,699)
                                              =========        ==========
     Loss from discontinued operations        $ (56,425)       $  (75,699)
                                              =========        ==========

                              SWIFTYNET.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


(7)   Discontinued Operations:  (Continued)
      ------------------------

The assets and liabilities of the carwash segment that were disposed of or sold consisted of the following in the March 31, 2000 balance sheet:

     Assets

       Property and equipment, net                 $     1,241,653
       Loan costs, net                                      13,183
       Other assets                                          7,060
                                                      ------------
                                                         1,261,896
                                                      ------------
     Liabilities

       Note payable, equipment                             155,747
       Mortgage payable                                    507,744
       Accrued property taxes                               11,300
                                                           674,791

             Net assets to be disposed of             ------------
                                                    $      587,105
                                                      ============

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


PLAN OF OPERATION

In April, 2000, the Company sold its car wash and quick lube shop (the Center) to allow the Company to focus its efforts entirely on its internet business. The Company plans to focus all its attentions for the next year on its subsidiary Rankstreet.com, Inc. and other potential acquisitions of Internet related companies. The sale of the Center resulted in net cash proceeds of approximately $223,000 which will provide working capital to further the development of the Company's internet business.

As of March 31, 2000, the Company had a negative working capital position, before sale of the Center, and had accumulated losses since inception. The Company's loss from continuing operations for the three months ended March 31, 2000 was $200,278. Of this amount, approximately half consisted of depreciation and amortization or salaries contributed to the Company. Therefore the cash used in continuing operations was approximately $100,000. The sale of the car wash and quick lube shop generated approximately $223,000 in cash after the payoff of both mortgages on the Center. These funds will be used to reduce accounts payable and to fund working capital for the next year. After the sale of the Center, the Company has one note payable totaling approximately $17,000 and normal recurring accounts payable. Additionally, the Company has few fixed general and administrative expenses. Since inception, two of the Company employees have contributed their salaries to the Company, reducing cash requirements. The other two Company employees are paid from profits only, again limiting cash requirements. The Company believes that the cash generated from the Center sale, and continuing stockholder loans as needed, will be sufficient to meet normal operating requirements.

The Company is actively seeking to raise money to fund expansion plans. Early in 2000, the Company entered into a Regulation D limited offering of its stock, to raise a maximum of $5,000,000. As of March 31, 2000, $36,980 has been raised through this offering.

The Company's expansion plans include the launching and marketing of Rankstreet.com. In December 1999, the Company acquired all the outstanding stock of Rankstreet.com, Inc. in a stock for stock transaction that required no cash outflow. Rankstreet.com launched its Web site in early May 2000. This all-in-one Web site includes a directory, Web counter and business to business Internet advertising agency. The primary function of the Web site is to provide comparative statistical analysis of Internet advertising.

The Company is currently sending out e-mails to more than 2.3 million Web publishers inviting them to list their site on Rankstreet.com. This form of marketing will be on going. The Company also is running a promotion until December 31, 2000 to attract more listing on Rankstreet.com. The $3 million advertising sweepstakes will give three entrants $1 million each in advertising space on Rankstreet.com. These marketing activities require minimal amounts of cash.

The software development costs to launch the initial Rankstreet.com web site have been expended as of March 31, 2000. These costs were funded through operations and stock sales in December 1999 and the first quarter of 2000. Additional enhancements to the Web site will take place, as funds are available.

The Company plans to generate revenues from its Web site in several ways. Revenues will be generated through the sale of banner advertising, commissions earned from selling advertising for participating web sites, and consulting related to Internet marketing. The Company will also design banner ads for advertisers for a fee.

The Company's expansion plans also include acquiring and developing other unique Internet companies. No businesses have been selected or are under consideration for acquisition.

The Company does not have any planned major purchases of property and equipment and does not anticipate any additional debt financing in 2000. The Company is currently seeking more office space for expanding operations. This includes the hiring of ad sales professionals, Web designers, software engineers and administrative personnel.

The success and magnitude of the above described expansion plans are dependent upon the Company's ability to raise funds. In March 2000, the Company entered into a Regulation D private placement to raise $5,000,000 through the sale of 5,000,000 units. Each unit consists of one common share and one warrant to purchase common shares at $7.25 through February 2002. If the Company is successful in raising the $5,000,000, plans are to use the funds for Web development ($500,000), advertising and marketing ($1,250,000), acquisitions ($2,250,000) and working capital ($1,000,000).

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

On January 3, 2000, the Company authorized the issuance of 60,000 shares of common shares to Marlene Trupiano and 40,000 common shares to John and Mildred Martinez in consideration of their services in designing and constructing the Company's World Wide Web site. The common shares were issued in a private transaction pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit   Description                                                    Number

   (2)Plan of Acquisition, Reorganization,
    Arrangement, Liquidation or Succession......................................
   (3)Articles of Incorporation and By-Laws.....................................

    *(3.1)Articles of Incorporation.............................................
   **(3.2)By-Laws.............................................. ................
     (3.4) Name Change Amendment................................................
   (4)Instruments Defining the Rights of Security Holders

    *(4.1)Subscription Agreement................................................
    *(4.2)Warrant Agreement.....................................................
     (4.3)Warranty Agreement 2000

   (10)Material Contracts.......................................................
    *(10.1)Equipment Purchase Contract..........................................
    *(10.2)Construction Contract................................................
    *(10.3)Architect Contract...................................................
    *(10.4)Consulting Contract-Donald Hughes....................................
    *(10.5)Employment Contract-Stanley Rabushka.................. ..............
    *(10.6)Promissory Note - Swifty.............................................
    *(10.7)Promissory Note - Steele ............................................
    *(10.8)Consulting Contract-John Oster ......................................
    *(10.9)Raymond Lipsch Contract .............................................
    *(10.10)Land Purchase Contract..............................................
   **(10.11) Stanley Rabushka Employment and Stock Agreement...................
   **(10.12) Tampa Bay Buccaneers Agreement....................................
  ***(10.13)Edgar Arvelo Consulting Contract...................................
  ***(10.14)Richard Kleinberg Employment Contract..............................
  ***(10.15)Vladimir Rafalovich...............................................
  ***(10.16)Martinez Consulting Contract.......................................
 ****(10.17)Purchase and Sale Contract between Jim Malak
            and/or Assigns and SwiftyNet.com, Inc.
            dated April 6, 2000.............................................
    (11)Statement re: computation of per share earnings................Note 6 to
                                                                       Financial
                                                                      Statements

    (15)Letter re: Unaduited Itnerim Financial Information..................None

    (16)Letter regarding Changes in Certifying Accountant...................None

    (18)Letter on change in accounting principles...........................None

    (19)Report Furnished to Security Holders ...............................None

    (22)Published report regarding matters submitted to vote................None

    (23)Consents of Experts and Counsel.....................................None

    (24)Power of Attorney...................................................None

****(27)Financial Data Schedule.................................................

    (99)Additional Exhibits.................................................None

* Previously filed fir Form 10-SB on November 23, 1998.
**Previously filed with Form 10-SBA No. 1 on Februiary 2, 1999.
*** Previously filed with Form 10-KSB filed on March 30, 2000.
****Filed herewith.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SWIFTYNET.COM, INC.


SIGNATURE                  TITLE                                DATE



/s/Rachel Steele
__________________        President, Secretary                  May 12, 2000
Rachel Steele




/s/Raymond Lipsch
________________          Chief Executive Officer, Treasurer    May 12, 2000
Raymond Lipsch            Chief Financial Officer