Form 10QSB
period 2000-06-30
SWIFTY CARWASH & QUIK LUBE INC
filed 2000-08-10
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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


           201 East Kennedy Boulevard, Suite 520, Tampa, Florida 33602
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (813) 221-1387


                                  -------------

Check whether the issuer:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of August 8, 2000 was 12,514,120.

                               Index to Form 10QSB


Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)


         Balance Sheet June 30, 2000.........................................4

         Statements of Operations -  Six Months
         Ended June 30, 1999 and June 30,2000................................5

         Statements of Cash Flows - Six Months
         Ended June 30, 1999 and June 30, 2000...............................6

         Notes to Financial Statements.......................................8

Item 2.  Management's Discussion and Analysis or Plan of Operation..........11

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds........................None

Item 6.  Exhibits and Reports on Form 8-K...................................13

Signatures..................................................................14

Item 1.  Financial Statements



                               SWIFTYNET.COM, INC.

                              FINANCIAL STATEMENTS

                                 June 30, 2000

                               SWIFTYNET.COM, INC.
                                  BALANCE SHEET




                                                                   June 30, 2000
                                                                   -------------
                                                                    (unaudited)


                                     ASSETS
                                     ------


Current assets
  Cash and cash equivalents                                $           182,350
  Prepaid expenses                                                      17,970
                                                                  ------------
         Total current assets                                          200,320
                                                                  ------------
Property and equipment
  Equipment                                                             16,062
  Software                                                             216,755
                                                                  ------------
                                                                       232,817
  Less: Accumulated depreciation                                        27,647
                                                                  ------------
         Total property and equipment                                  205,170
                                                                  ------------

Other assets
  Goodwill, net                                                      2,341,264
  Deposits                                                              30,000
                                                                  ------------
         Total other assets                                          2,371,264
                                                                  ------------
Total Assets                                               $         2,776,754
                                                                  ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
  Accounts payable and accrued expenses                    $            48,460
  Payable to stockholders                                               86,940
  Current maturities of notes payable                                    4,000
                                                                  ------------
         Total current liabilities                                     139,400
                                                                  ------------

Other liabilities
  Note payable                                                          13,018
                                                                  ------------

Stockholders' equity
  Common stock; $.0001 par value; 50,000,000 shares
    authorized; 12,526,100 shares issued and outstanding                 1,252
  Paid in capital                                                    5,101,623
  Accumulated deficit                                               (2,478,539)
                                                                  ------------
         Total stockholders' equity                                  2,624,336

                                                                  ------------
Total Liabilities and Stockholders' Equity                 $         2,776,754
                                                                  ============




    The accompanying notes are an integral part of the financial statements.

                                                      SWIFTYNET.COM, INC.
                                                   STATEMENTS OF OPERATIONS


                                              Six-Months Ended                Three-Months Ended
                                                   June 30                           June 30,
                                    -----------------------------------    ------------------------------
                                         2000                 1999             2000             1999
                                    --------------        -------------    ------------     -------------
                                      (unaudited)          (unaudited)      (unaudited)      (unaudited)

REVENUES
Operating revenues                  $          --          $        --      $        --      $        --
Interest income                              2,217                3,594            2,180            1,371
                                    --------------         ------------    -------------    -------------
Total revenues                               2,217                3,594            2,180            1,371
                                    --------------         ------------    -------------    -------------

EXPENSES
 Operational costs                          29,434                  --            23,251              --
 Depreciation and amortization             232,434                  --           146,084              --
 Other general and administrative          424,143               88,426          316,361           49,581
 Interest expense                              660                  --               660              --
                                    --------------         ------------    -------------    -------------
 Total expenses                            686,671               88,426          486,356           49,581

                                    --------------         ------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS           (684,454)             (84,832)        (484,176)         (48,210)
                                    --------------         ------------    -------------    -------------
DISCONTINUED OPERATIONS
 Income (loss) from discontinued
   carwash and quick-lube operations       (55,796)            (180,860)             629         (105,161)
 Loss on disposal of property,
   equipment and related assets           (350,000)                 --               --               --

                                    --------------         ------------    -------------    -------------
LOSS FROM DISCONTINUED OPERATIONS         (405,796)            (180,860)             629         (105,161)

                                    --------------         ------------    -------------    -------------
NET LOSS                            $   (1,090,250)        $   (265,692)    $   (483,547)   $    (153,371)
                                    ==============         ============    =============    =============

LOSS PER COMMON SHARE
 From continuing operations         $         (.06)         $      (.01)    $       (.04)   $        (.01)
 Discontinued operations:
   Loss from operations                       (.01)                (.02)              --             (.01)
   Loss on disposal                           (.03)                 --                --              --
                                    --------------         ------------    -------------    -------------
     Total loss per share           $         (.10)         $      (.03)    $       (.04)   $        (.02)
                                    ==============         ============    =============    =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                            11,378,152            8,504,120       11,742,956        8,604,120
                                    ==============         ============    =============    =============



                                          The accompanying notes are an integral
                                             part of the financial statements.

                               SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOWS




                                                        Six-Months Ended
                                                             June 30,
                                                 -------------------------------
                                                     2000              1999
                                                 -------------------------------
                                                 (unaudited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $    (1,090,250) $      (265,692)
                                               ---------------  ---------------
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Stock issued for services                        273,540              -
      Contributed services                              23,750              -
      Depreciation and amortization                    247,806          106,811
      Loss from disposal of assets from
        discontinued operations                        350,000              -
      Decrease in prepaid expenses                       7,030              -
      Increase in interest receivable                      -             (3,139)
      Decrease in inventory                                -             (5,613)
      Increase in accounts payable and
      accrued expenses                                  30,928            2,437
                                               ---------------  ---------------
            Total adjustments                          933,054          100,496
                                               ---------------  ----------------
       Net cash used in operating activities          (157,196)        (165,196)
                                               ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                  (5,187)         (10,545)
 Decrease in deposits and other assets                   2,600              550
 Net proceeds from sale of discontinued
   business segment                                    223,071              -
                                               ----------------  ---------------
     Net cash provided by (used in)
       investing activities                            220,484           (9,995)
                                               ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on notes payable                             (15,363)          (1,886)
 Net proceeds from issuance of stock                    34,524          200,000
 Net advances from (to) stockholder                     62,275          (47,444)
                                               ---------------  ---------------
     Net cash provided by financing activities          81,436          150,670

                                               ---------------  ----------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            144,724          (24,521)

CASH AND CASH EQUIVALENTS, beginning of period          37,626           70,686

                                               ---------------  ----------------
CASH AND CASH EQUIVALENTS, end of period       $       182,350  $        46,165
                                               ===============  ================

                               SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)




Supplemental disclosures of noncash investing and financing activities:

The Company issued 1,235,000 shares of stock for goodwill and capitalized software valued at $1,206,250 during the six months ended June 30, 2000.

The Company issued 297,000 shares of stock for contributed services valued at $273,540 during the six months ended June 30, 2000.

The Company issued 10,000 shares of common stock due under a consulting contract executed in 1998 valued at $62,500 during the six months ended June 30, 1999.

Supplemental disclosure of cash flow information:

The Company paid approximately $33,000 in interest for both six months ended June 30, 2000 and 1999.

                               SWIFTYNET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000



The information presented herein as of June 30, 2000, and for the six and three-months ended June 30, 2000 and 1999, is unaudited.

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

Operating results for the six and three-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 1999.

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

During the three months ended June 30, 2000, it was determined the Rankstreet.com web site was fully functional and available for interactive customer use and the additional 1,000,000 shares were issued. The Company recorded the issuance at $1,000,000, the current market value attributed to the 1,000,000 shares less a 50% discount because the shares are unregistered and are a significant block of stock for the Company. The Company capitalized the $1,000,000 value as goodwill, which is being amortized over five years, its estimated useful life. The Company recorded $206,146 of amortization expense for the six-months ended June 30, 2000.

In addition, the selling Rankstreet.com shareholders were each issued an option to purchase as a group 51% of Rankstreet's outstanding common stock for $75,000 as of a date 30 days following a successful initial public offering of Rankstreet.com, Inc. securities.

Rankstreet.com has no significant results of operations either prior or subsequent to its acquisition.

The value of the remaining 1,000,000 shares will be recorded when their issuance is assured.

(3)   Stock Offering:

On February 29, 2000 the Company's Board of Directors approved a private placement pursuant to Regulation D 506 of the Securities Act of 1933 for the sale of 5,000,000 units. Each unit consists of one share of stock and one warrant with a price of $1.00 per unit. The warrants carry an exercise price of $7.25 for an exercise period of two years. The Company sold 36,980 units as of June 30, 2000.

(4)   Commitments, Contingencies and Related Party Transactions:

The President and Operations Manager performed services for the Company at no cost. The Board of Directors valued these services at $23,750 and $17,500 for the six-months ended June 30, 2000 and 1999, respectively and recorded this amount as an expense and an increase in additional paid-in capital in the accompanying financial statements. The Operations Manager has an employment contract through March 2001, with a minimum salary of $25,000 per year.

In connection with the acquisition of Rankstreet.com, Inc. the Company entered into employee agreements with two individuals for a period ending November 19, 2001. These agreements are automatically renewable for an additional two year period unless canceled by written notice by either party. The terms of these agreements call for the payment of a base salary to be determined by the Board of Directors of Rankstreet.com, Inc. plus a percentage of pre-tax profit or revenue. The Board of Directors has not determined the amount of base pay. In the event that the Company terminates these employees, the Company shall pay an amount equal to 100% of the employee's base salary for the remainder of the agreement or a period of two years, whichever is less. No amounts were due at June 30, 2000 under these agreements.

During 2000, certain shareholders advanced the Company $62,275. The Company owed the shareholders $86,940 at June 30, 2000.

In November 1998, the company entered into a consulting contract with a stockholder. The contract calls for annual compensation of $72,500 for a period of three years. During 1999, this contract was amended to allow the consultant to provide services on an as needed basis for a negotiated amount rather than a stated amount. The Company issued 67,000 shares of common stock to the consultant and recorded $61,744 in expense, the current market value attributed to the 67,000 shares less a 50% discount because the shares are unregistered, for the three and six-months ending June 30, 2000.

The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

During the six months ended June 30, 2000, the Company issued 235,000 shares of common stock to consultants for website design services. The transactions were valued at $206,250, the current market value attributed to the 235,000 shares less a 50% discount because the shares are unregistered. The Company capitalized the $206,250 as software.

During the three months ended June 30, 2000, the Company issued 230,000 shares of common stock to certain consultants for services. The transactions were valued at $212,060, the current market value attributed to the 230,000 shares less a 50% discount because the shares are unregistered. The Company expensed the $212,060.

During 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at June 30, 2000 is a $30,000 deposit in accordance with the terms of this agreement. The Company incurred an expense of $15,060 and $15,000 for the six-months ended June 30, 2000 and 1999, respectively. The Company is committed under this agreement for an annual fee of $30,000 through 2003.

During 1998, the Company entered into a three-year advertising, promotion and publicity agreement and recorded a prepaid expense of $270,400. Each year, the Company reduces this prepaid asset in amounts equal to the greater of the actual costs incurred under the agreement or an amount equal to the amortization of the initial amount over the three year term using the straight line method. The Company expensed $17,400 and $45,000 for the six-months ended June 30, 2000 and 1999, respectively. This amount was fully amortized at March 31, 2000.

(5)  Warrants:

At June 30, 2000, the Company had outstanding exercisable warrants to purchase 318,240 shares of the Company's common stock at $7.50 per share. The warrants expire in 2002.

At June 30, 2000, the Company also had exercisable warrants to purchase 36,980 shares of the Company's common stock at $7.25 per share. The warrants expire in 2002.

Prior to expiration, the warrants may be redeemed by the Company at a price of $.01. As of June 30, 2000 no warrants have been redeemed.


(6)   Net Loss Per Common Share:

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. In computing diluted loss per share, warrants exercisable into common shares were excluded because the effect is antidilutive.


(7)   Discontinued Operations:

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

Summarized results of carwash and quick-lube operations for the six and three-month periods ended June 30, 2000 and 1999 are as follows:

                                         Six-Months Ended                     Three-Months Ended
                                         ----------------                     ------------------
                               June 30, 2000       June 30, 1999       June 30, 2000      June 30, 1999
                              ---------------     ---------------     ---------------    ---------------
     Net sales                $        82,191     $        85,207     $        14,617     $       47,069
                              ===============     ===============     ===============     ==============

     Operating income (loss)  $       (55,796)    $      (180,860)    $           629     $      (105,161)
                              ===============     ===============     ===============     ==============
     Income (loss) from
      discontinued operations $       (55,796)    $      (180,860)    $           629     $      (105,161)
                              ===============     ===============     ===============     ===============

Item 2. Management's  Discussion and Analysis or Plan of Operations.




                               PLAN OF OPERATION


In April, 2000, the Company sold its car wash and quick lube shop (the Center) to allow the Company to focus its efforts entirely on its internet business. The Company plans to focus all its attention for the next year on its subsidiary Rankstreet.com, Inc. and other potential acquisitions of Internet-related companies. The sale of the Center resulted in net cash proceeds of approximately $223,000 which will provide working capital to further the development of the Company's internet business.

As of June 30, 2000, the Company had a positive working capital position, but continued to have losses from continuing operations. The Company's loss from continuing operations for the six months ended June 30, 2000 was $684,454. Of this amount, approximately one-third consisted of depreciation and amortization or salaries contributed to the Company, and one-half consisted of stock issued for services. Therefore the cash used in continuing operations was approximately $194,000 for the six months ended June 30, 2000. The sale of the Center generated approximately $223,000 in cash after the payoff of both mortgages which encumbered the Center. These funds are going to be used to fund operations for the next year. After the sale of the Center, the Company has one note payable totaling approximately $17,000 and normal recurring accounts payable. Additionally, the Company has few fixed general and administrative expenses. Since inception, two of the Company's employees have contributed their salaries to the Company, reducing cash requirements. The other two current Company employees are paid from profits only, again limiting cash requirements. Additionally, many of the Company's consultants have been willing to accept stock for services. The Company believes that the cash generated from the Center sale, and continuing stockholder loans as needed, will be sufficient to meet normal operating requirements.

The Company is actively seeking to raise money to fund expansion plans. Early in 2000, the Company began a limited offering of its stock, pursuant to Regulation D, to raise a maximum of $5,000,000. As of June 30, 2000, $36,980 has been raised through this offering. During July 2000, the Company raised an additional $72,500. The Company is now pursuing this fund raising more vigorously to continue the progress being made with Rankstreet.com.

The Company's expansion plans include the launching and marketing of Rankstreet.com. In December 1999, the Company acquired all the outstanding stock of Rankstreet.com, Inc. in a stock for stock transaction that required no cash outflow. Rankstreet.com launched its Web site in early May 2000. This all-in-one Web site includes a directory, Web counter and business to business Internet advertising agency. The primary function of the Web site is to provide comparative statistical analysis of Internet advertising. The Rankstreet.com website is now fully functional and operational. Approximately 800 websites are currently being ranked. The focus is now to increase the number of websites ranked and to sell advertising on the Rankstreet website.

The Company is currently sending e-mails to more than 2.3 million Web publishers inviting them to list their site on Rankstreet.com. This form of marketing will be ongoing. The Company also is running a promotion until December 31, 2000 to attract more listings on Rankstreet.com. The $3 million advertising sweepstakes will give three entrants $1 million each in advertising space on Rankstreet.com. Additionally the Company is "banner swapping" with other websites for more exposure. These marketing activities require minimal amounts of cash.

The software development costs to launch the initial Rankstreet.com web site have been expended as of June 30, 2000. These costs were funded through operations and stock sales in December 1999 and the first quarter of 2000 and through the issuance of stock in the second quarter of 2000. Additional enhancements to the Web site will take place, as funds are available.

The Company plans to generate revenues from its Web site in several ways. Revenues will be generated through the sale of banner advertising, commissions earned from selling advertising for participating web sites, and consulting related to Internet marketing. The Company will also design banner ads for advertisers for a fee. The Company is now beginning to sell advertising.

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

The success and magnitude of the above described expansion plans are dependent upon the Company's ability to raise funds. In March 2000, the Company began private placement pursuant to Regulation D to raise $5,000,000 through the sale of 5,000,000 units. Each unit consists of one common share and one warrant to purchase common shares at $7.25 through 2002. If the Company is successful in raising the $5,000,000, plans are to use the funds for Web development ($500,000), advertising and marketing ($1,250,000), acquisitions ($2,250,000)
and working capital ($1,000,000).

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

  (10)Material Contracts.......................................................
    *(10.1)Equipment Purchase Contract..........................................
    *(10.2)Construction Contract................................................
    *(10.3)Architect Contract...................................................
    *(10.4)Consulting Contract-Donald Hughes....................................
    *(10.5)Employment Contract-Stanley Rabushka.................. ..............
    *(10.6)Promissory Note - Swifty.............................................
    *(10.7)Promissory Note - Steele ............................................
    *(10.8)Consulting Contract-John Oster ......................................
    *(10.9)Raymond Lipsch Contract .............................................
    *(10.10)Land Purchase Contract..............................................
   **(10.11) Stanley Rabushka Employment and Stock Agreement....................
   **(10.12) Tampa Bay Buccaneers Agreement.....................................
  ***(10.13)Edgar Arvelo Consulting Contract....................................
  ***(10.14)Richard Kleinberg Employment Contract...............................
  ***(10.15)Vladimir Rafalovich.................................................
  ***(10.16)Martinez Consulting Contract........................................
 ****(10.17)Purchase and Sale Contract between Jim Malak
            and/or Assigns and SwiftyNet.com, Inc.
            dated April 6, 2000.................................................
    (11)Statement re: computation of per share earnings................Note 6 to
                                                                       Financial
                                                                      Statements

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

    (19)Report Furnished to Security Holders ...............................None

    (22)Published report regarding matters submitted to vote................None

    (23)Consents of Experts and Counsel.....................................None

    (24)Power of Attorney...................................................None

   +(27)Financial Data Schedule...............................................15

    (99)Additional Exhibits.................................................None

*    Previously filed with Form 10-SB on November 23, 1998.
**   Previously filed with Form 10-SBA No. 1 on Februiary 2, 1999.
***  Previously filed with Form 10-KSB filed on March 30, 2000.
**** Previously filed with Form 10-QSB filed May 15, 2000.
+    Filed herewith.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               SWIFTYNET.COM, INC.



Dated:  August 9, 2000   By:       /S/ Rachel Steele
                              --------------------------
                               RACHEL STEELE, President


Dated:  August 9, 2000   By:     /S/  Raymond Lipsch
                              --------------------------
                                RAYMOND LIPSCH, Treasurer
                                Chief Financial Officer