Form 10QSB
period 2000-09-30
SWIFTY CARWASH & QUIK LUBE INC
filed 2000-11-14
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended September 30, 2000

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                        For the transition period from to

                                  -------------

                         Commission file number: 0001058307

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


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of November 10, 2000 was 13,161,100.

                         Table of Contents to Form 10QSB


Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)


         Balance Sheet September 30, 2000....................................4

         Statements of Operations -  Nine Months
         Ended September 30, 1999 and September 30, 2000  ...................5

         Statements of Cash Flows - Nine Months
         Ended September 30, 1999 and September 30, 2000.....................6

         Notes to Financial Statements.......................................8

Item 2.  Management's Discussion and Analysis or Plan of Operation..........11

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds..........................12

Item 6.  Exhibits and Reports on Form 8-K...................................13

Signatures..................................................................14

Item 1.  Financial Statements

                               SWIFTYNET.COM, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

      The accompany notes are an integral part of the financial statements.
                               SWIFTYNET.COM, INC.
                                  BALANCE SHEET

                                                                                                    September 30, 2000
                                                                                                        (unaudited)
                                     ASSETS
Current assets
  Cash and cash equivalents                                                                        $             45,921
  Prepaid expenses                                                                                                8,985
  Due from stockholder                                                                                          137,416
                                                                                                   ---------------------
         Total current assets                                                                                   192,322

Property and equipment
  Equipment                                                                                                      16,062
  Software                                                                                                      216,755
                                                                                                                232,817
  Less: Accumulated depreciation                                                                                 45,710
                                                                                                   ---------------------
         Total property and equipment                                                                           187,107

Other assets
  Goodwill, net                                                                                               2,213,243
  Deposits                                                                                                       30,000
         Total other assets                                                                                   2,243,243

                                                                                                   ---------------------
Total Assets                                                                                       $          2,622,672


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                                            $              32,506
  Current maturities of note payable                                                                               4,000
                                                                                                   ---------------------
         Total current liabilities                                                                                36,506

Other liabilities
  Note payable                                                                                                    12,074

Stockholders' equity
  Common stock; $.0001 par value; 50,000,000 shares
    authorized; 13,430,100 shares issued and outstanding                                                           1,343
  Paid in capital                                                                                              5,844,412
  Accumulated deficit                                                                                         (3,271,663)
         Total stockholders' equity                                                                            2,574,092

                                                                                                   ---------------------
Total Liabilities and Stockholders' Equity                                                         $           2,622,672

                               SWIFTYNET.COM, INC.
                            STATEMENTS OF OPERATIONS




                                                           Three-Months Ended                  Nine-Months Ended
                                                              September 30,                      September 30,
                                                         2000              1999             2000              1999
                                                    (unaudited)      (unaudited)       (unaudited)      (unaudited)
Revenues
  Operating revenues                                $            -   $            -    $            -   $            -
  Interest income                                             1,999               28             4,216            3,622
                                                    ---------------               28
         Total revenues                                       1,999                              4,216            3,622

Expenses
  Operational costs                                          29,158               -             58,592               -
  Depreciation and amortization                             146,084               -            378,518               -
  Other general and administrative                          616,456           10,599         1,040,599           99,025
  Interest expense                                            3,424               -              4,084               -
         Total expenses                                     795,122           10,599         1,481,793           99,025

                                                    ---------------          (10,571)
Loss from continuing operations                            (793,123)                        (1,477,577)         (95,403)

Discontinued operations
  Income (loss) from discontinued carwash and
    quick-lube operations                                        -           (86,107)          (55,796)        (266,967)
  Loss on disposal of property, equipment and
    related assets                                               -                -           (350,000)              -

                                                    ---------------
Loss from discontinued operations                                -           (86,107)         (405,796)        (266,967)

                                                    ---------------                    ---------------
Net loss                                            $      (793,123) $       (96,678)  $    (1,883,373) $      (362,370)

Loss per common share
  From continuing operations                        $          (.06) $            -    $          (.13) $           (.01)
  Discontinued operations:
    Loss from operations                                         -              (.01)            -                  (.03)
    Loss on disposal                                             -                -               (.03)              -
                                                    ---------------  ----------------  ---------------  ----------------
         Total loss per share                       $          (.06) $          (.01)  $          (.16) $           (.04)

Weighted average common shares outstanding               12,776,389        8,604,120        11,844,231        8,527,930

                               SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOWS




                                                                                               Nine-Months Ended
                                                                                                 September 30,
                                                                                            2000              1999
                                                                                       (unaudited)      (unaudited)
Cash flows from operating activities
  Net loss                                                                             $    (1,883,373) $      (362,370)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock issued for services                                                                805,920            -
      Contributed services                                                                      32,500           38,750
      Depreciation and amortization                                                            393,890          160,285
      Loss from disposal of assets from discontinued operations                                350,000            -
      Decrease in prepaid expenses                                                              16,015            -
      Increase in interest receivable                                                            -               (3,139)
      Increase in inventory                                                                      -               (5,413)
      (Decrease) increase in accounts payable and accrued expenses                              14,974          (34,781)
                                                                                       ---------------
             Total adjustments                                                               1,613,299          155,702

                                                                                       ---------------
        Net cash used in operating activities                                                 (270,074)        (206,668)

Cash flows from investing activities
  Acquisition of property and equipment                                                         (5,187)         (10,545)
  Decrease in deposits and other assets                                                          2,600              550
  Net proceeds from sale of discontinued business segment                                      223,071            -
                                                                                       ---------------
        Net cash provided by (used in) investing activities                                    220,484           (9,995)

Cash flows from financing activities
  Payments on notes payable                                                                    (16,307)         (56,560)
  Net proceeds from issuance of stock                                                          236,274          200,000
  Net advances from (to) stockholder                                                          (162,082)          42,037
        Net cash provided by financing activities                                               57,885          185,477

                                                                                       ---------------
Net increase (decrease) in cash and cash equivalents                                             8,295          (31,186)

Cash and cash equivalents, beginning of period                                                  37,626           70,686

                                                                                       ---------------
Cash and cash equivalents, end of period                                               $        45,921  $        39,500

                               SWIFTYNET.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)




Supplemental disclosures of noncash investing and financing activities:

     The Company issued 1,235,000 shares of stock for goodwill and capitalized software valued at $1,206,250 during the nine months ended September 30, 2000.

     The Company issued 932,000 shares of stock for consulting services valued at $805,920 during the nine months ended September 30, 2000.

     In March 1999, the Company issued 10,000 shares of common stock due under a consulting contract executed in 1998 valued at $62,500.

Supplemental disclosure of cash flow information:

     The Company paid approximately $33,700 and $51,000 in interest for the nine months ended September 30, 2000 and 1999, respectively.

                               SWIFTYNET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



     The information presented herein as of September 30, 2000, and for the three and nine-months ended September 30, 2000 and 1999, is unaudited.

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

     Operating results for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 1999.

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

     As of June 30, 2000, it was determined the Rankstreet.com web site was fully functional and available for interactive customer use and the additional 1,000,000 shares were issued. The Company recorded the issuance at $1,000,000, the current market value attributed to the 1,000,000 shares less a 50% discount because the shares are unregistered and are a significant block of stock for the Company. The Company capitalized the $1,000,000 value as goodwill, which is being amortized over five years, its estimated useful life. The Company recorded $334,167 of amortization expense for the nine-months ended September 30, 2000.

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

(3)   Stock Sales:

     During 2000, the Company sold shares totaling 305,980 at prices ranging from $0.75 to $1.00 per share. Total proceeds of $236,274 were received from these sales. Certain shares were sold with warrants totaling 255,980. See Note 5 for the exercise price and termination dates of warrants.

(4)   Commitments, Contingencies and Related Party Transactions:

     The President and Operations Manager performed services for the Company at no cost. The Board of Directors valued these services at $32,500 and $37,750 for the nine-months ended September 30, 2000 and 1999, respectively and recorded this amount as an expense and an increase in additional paid-in capital in the accompanying financial statements. The Operations Manager has an employment contract through March 2001, with a minimum salary of $25,000 per year.

     In connection with the acquisition of Rankstreet.com, Inc. the Company entered into employee agreements with two individuals for a period ending November 19, 2001. These agreements are automatically renewable for an additional two year period unless canceled by written notice by either party. The terms of these agreements call for the payment of a base salary to be determined by the Board of Directors of Rankstreet.com, Inc. plus a percentage of pre-tax profit or revenue. The Board of Directors has not determined the amount of base pay. In the event that the Company terminates these employees, the Company shall pay an amount equal to 100% of the employee's base salary for the remainder of the agreement or a period of two years, whichever is less. No amounts were due at September 30, 2000 under these agreements.

Certain shareholders owed the Company $137,416 at September 30, 2000.

     In November 1998, the company entered into a consulting contract with a stockholder. The contract calls for annual compensation of $72,500 for a period of three years. During 1999, this contract was amended to allow the consultant to provide services on an as needed basis for a negotiated amount rather than a stated amount. During June 2000, the Company issued 67,000 shares of common stock to the consultant and recorded $61,744 in expense, the current market value attributed to the 67,000 shares less a 50% discount because the shares are unregistered.

     The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

     During the nine months ended September 30, 2000, the Company issued 235,000 shares of common stock to consultants for website design services. The transactions were valued at $206,250, the current market value attributed to the 235,000 shares less a 50% discount because the shares are unregistered. The Company capitalized the $206,250 as software.

     During the nine months ended September 30, 2000, the Company issued 840,000 shares of common stock to certain consultants for services. The transactions were valued at $726,926, the current market value attributed to the 840,000 shares less a 50% discount because the shares are unregistered. The Company expensed the $726,926.

     During 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at September 30, 2000 is a $30,000 deposit in accordance with the terms of this agreement. The Company incurred an expense of $24,045 and $22,500 for the nine-months ended September 30, 2000 and 1999, respectively. The Company is committed under this agreement for an annual fee of $30,000 through 2003.

     During 1998, the Company entered into a three-year advertising, promotion and publicity agreement and recorded a prepaid expense of $270,400. Each year, the Company reduces this prepaid asset in amounts equal to the greater of the actual costs incurred under the agreement or an amount equal to the amortization of the initial amount over the three year term using the straight line method. The Company expensed $17,400 and $67,600 for the nine-months ended September 30, 2000 and 1999, respectively. This amount was fully amortized at March 31, 2000.

     On July 31, 2000, the Company entered into a one-year consulting agreement whereby services provided are compensated through the issuance of 25,000 shares of unregistered stock each quarter beginning August 1, 2000. The agreement is cancelable with 30 days notice. As of September 30, 2000, the Company issued 25,000 shares under the agreement. The Company expensed $17,250, the current market value less a 50% discount because the shares are unregistered.


(5)   Warrants:

     At September 30, 2000, the Company had outstanding exercisable warrants to purchase 318,240 shares of the Company's common stock at $7.50 per share. The warrants expire in 2002.

     At September 30, 2000, the Company also had exercisable warrants to purchase 6,980 shares of the Company's common stock at $7.25 per share. The warrants expire in 2002.

     At September 30, 2000, the Company had outstanding exercisable warrants to purchase 249,000 shares of the Company's common stock at various prices based upon expiration dates. Warrants expiring in 2001, 2002 and 2003, are exercisable at $3.00, $5.00 and $7.00, respectively.

     Prior to expiration, the warrants may be redeemed by the Company at a price of $.01. As of September 30, 2000 no warrants have been redeemed.


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

     Summarized results of carwash and quick-lube operations for the three and nine-month periods ended September 30, 2000 and 1999 are as follows:

                                                  Three-Months Ended                      Nine-Months Ended
                                                     September 30,                          September 30,
                                                2000                1999                 2000               1999
     Net sales                           $              - $          33,847   $           82,191  $         119,054

     Operating income (loss)             $              -  $         (86,107)  $          (55,796) $        (266,967)

     Income (loss) from discontinued
       operations                        $              -  $         (86,107)  $          (55,796) $        (266,967)


     Item 2. Management's Discussion and Analysis or Plan of Operations.

PLAN OF OPERATION

     In April, 2000, the Company sold its car wash and quick lube shop (the Center) to allow the Company to focus its efforts entirely on its internet business. The Company plans to focus all its attentions for the next year on its subsidiary Rankstreet.com, Inc. and other potential acquisitions of Internet related companies. The sale of the Center resulted in net cash proceeds of approximately $223,000 which will provide working capital to further the development of the Company's internet business. As of September 30, 2000, the Company had a positive working capital position, but continued to have losses from continuing operations. The Company's loss from continuing operations for the nine months ended September 30, 2000 was $1,477,577. Of this amount, approximately one-third consisted of depreciation and amortization or salaries contributed to the Company, and one-half consisted of stock issued for services. Therefore the cash used in continuing operations was approximately $270,000 for the nine months ended September 30, 2000. The sale of the car wash and quick lube shop generated approximately $223,000 in cash after the payoff of both mortgages on the Center. These funds are going to be used to fund operations for the next year. After the sale of the Center, the Company has one note payable totaling approximately $17,000 and normal recurring accounts payable. Additionally, the Company has few fixed general and administrative expenses. Since inception, two of the Company employees have contributed their salaries to the Company, reducing cash requirements. The other two current Company employees are paid from profits only, again limiting cash requirements. Additionally, many of the Company's consultants have been willing to accept stock for services. The Company believes that the cash generated from the Center sale, and continuing stockholder loans as needed, will be sufficient to meet normal operating requirements.

     The Company's expansion plans include the launching and marketing of Rankstreet.com. In December 1999, the Company acquired all the outstanding stock of Rankstreet.com, Inc. in a stock for stock transaction that required no cash outflow. Rankstreet.com launched its Web site in early May 2000. This all-in-one Web site includes a directory, Web counter and business to business Internet advertising agency. The primary function of the Web site is to provide comparative statistical analysis of Internet advertising. The Rankstreet.com website is now fully functional and operational. Approximately 800 websites are currently being ranked. The focus is now to sign up additional websites and to sell advertising on the Rankstreet website. The Company is currently sending out e-mails to more than 2.3 million Web publishers inviting them to list their site on Rankstreet.com. This form of marketing will be on going. The Company also is running a promotion until December 31, 2000 to attract more listings on Rankstreet.com. The $3 million advertising sweepstakes will give three entrants $1 million each in advertising space on Rankstreet.com. Additionally the Company is "banner swapping' with other websites for more exposure. These marketing activities require minimal amounts of cash. The software development costs to launch the initial Rankstreet.com web site have been expended as of June 30, 2000. These costs were funded through operations and stock sales in December 1999 and the first quarter of 2000 and through the issuance of stock in the second quarter of 2000. Additional enhancements to the Web site will take place, as funds are available. The Company plans to generate revenues from its Web site in several ways. Revenues will be generated through the sale of banner advertising, commissions earned from selling advertising for participating web sites, and consulting related to Internet marketing. The Company will also design banner ads for advertisers for a fee. The Company is now beginning to sell advertising.

     The Company's expansion plans also include acquiring and developing other unique Internet companies. The Company entered into a nonbinding letter of intent on October 31, 2000 to purchase Ion Technologies for cash and stock. Ion Technologies manufactures and markets computer hardware and software related products. On October 11, 2000, the Company entered into a one year consulting agreement with Entertainment Network, Inc./ Netelligent Consulting, Inc. to assist the Company in the acquisition, development and marketing of Internet companies, technologies and Web properties. The Company agreed to issue 1,000,000 shares of its common stock with piggyback registration rights to the consultant upon execution of the contract. The Company does not have any planned major purchases of property and equipment and does not anticipate any additional debt financing in 2000. The Company is currently seeking more office space for expanding operations. This includes the hiring of ad sales professionals, Web designers, software engineers and administrative personnel. The success and magnitude of the above described expansion plans are dependent upon the Company's ability to raise funds. However, the Company plans to pursue its acquisition plans primarily through the issuance of additional shares of its common stock.

Part II

     Item 2.  Changes in Securities and Use of Proceeds

     The following common shares and warrants were sold by the company on the date shown and for the consideration stated in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D:



Shareholder                            No. Shares                 No. Warrants        Consideration                Date

Jay Youngerman                         50,000                                         $37,500                      6/30/2000

Denno Family Limited Partnership      100,000                     100,000             $75,000(shares and warrants) 9/17/2000

Leonard Root                           20,000                      20,000             $15,000(shares and warrants) 9/12/2000

Gary Anderson                          20,000                      20,000             $15,000(shares and warrants) 10/3/2000

Timothy Minnehan                       32,000                      32,000             $24,000(shares and warrants) 9/16/2000

Martha G. and John M. Meraviglia, II    7,000                       7,000             $ 5,250(shares and warrants) 6/30/2000

John M. Meraviglia, II                  7,500                       7,500             $ 5,625(shares and warrants) 10/7/2000

Bruce J. Meraviglia                     7,500                       7,500             $ 5,625(shares and warrants) 10/7/2000

Karen L. Danish                         7,500                       7,500             $ 5,625(shares and warrants) 10/7/2000

Martha G. Weiland                      10,000                      10,000             $ 7,500(shares and warrants) 10/31/2000

Laurie Stern                           25,000                                         services                     7/31/2000

Harlin Mitaur                          10,000                                         services                     8/28/2000

Gigi Pinizzotto                       200,000                                         services                     9/18/2000

Mark Daniel White                     300,000                                         services                     9/18/2000

Frank Pinizzotto                      100,000                                         services                     9/18/2000

Cindy Hepperla                          7,500                       7,500             $  5,625(shares and warrants)10/7/2000


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

  (10)Material Contracts.......................................................
    *(10.1)Equipment Purchase Contract..........................................
    *(10.2)Construction Contract................................................
    *(10.3)Architect Contract...................................................
    *(10.4)Consulting Contract-Donald Hughes....................................
    *(10.5)Employment Contract-Stanley Rabushka.................. ..............
    *(10.6)Promissory Note - Swifty.............................................
    *(10.7)Promissory Note - Steele ............................................
    *(10.8)Consulting Contract-John Oster ......................................
    *(10.9)Raymond Lipsch Contract .............................................
    *(10.10)Land Purchase Contract..............................................
   **(10.11) Stanley Rabushka Employment and Stock Agreement....................
   **(10.12) Tampa Bay Buccaneers Agreement.....................................
  ***(10.13)Edgar Arvelo Consulting Contract....................................
  ***(10.14)Richard Kleinberg Employment Contract...............................
  ***(10.15)Vladimir Rafalovich.................................................
  ***(10.16)Martinez Consulting Contract........................................
 ****(10.17)Purchase and Sale Contract between Jim Malak
            and/or Assigns and SwiftyNet.com, Inc.
            dated April 6, 2000.................................................
    +(10.18)Consulting Agreement with Netelligent Consulting
            dated October 11, 2000..........................................15
    +(10.19)Consulting Agreement with Frank Pinizzotto
            dated September 19, 2000........................................17
    +(10.20)Consulting Agreement with Gigi Pinizzotto
            dated September 19, 2000........................................22
    +(10.21)Professional Services Agreement with
            Laurie Stern dated July 31, 2000................................27
    +(10.22)Consulting Agreement with Mark Daniel White
            dated September 19, 2000........................................29
    +(11)Statement re: computation of per share earnings...............Note 6 to
                                                                       Financial
                                                                      Statements

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



                               SWIFTYNET.COM, INC.



Dated:  November 13, 2000   By:  /s/ Rachel Steele
                              --------------------------
                               RACHEL STEELE, President
                               Secretary


Dated:  November 13, 2000   By:  /s/  Raymond Lipsch
                              --------------------------
                                RAYMOND LIPSCH, Treasurer
                                Chief Financial Officer


Dated:  November 13, 2000   By:  /s/  Donald C. Hughes
                              ---------------------------
                                 DONALD C. HUGHES
                                 Vice President, Director

                              CONSULTANT AGREEMENT

     This Consulting Agreement executed on October 11, 2000 (the "Agreement") by and between SwiftyNet. Com, Inc. (the "Company"), a Florida corporation having its principal place of business at 201 East Kennedy Blvd. Suite 210, Tampa, Florida, 33602 and Netelligent Consulting, Inc., (the "Consultant") also a Florida corporation having its principal place of business at 412 East Madison Street, Tampa, Florida, 33602. Each of the undersigned represents and warrants that they have the full authority to enter into this agreement on behalf of their respective Companies and to obligate the Companies to the terms hereof, and that each has obtained proper authorization of the respective board of directors of their Companies in connection therewith.

                             BACKGROUND INFORMATION

     The Company wishes to secure the services of the Consultant for a definite period of time and upon the particular terms and conditions hereinafter set forth. The Consultant is willing to perform such services on the terms and conditions hereinafter set forth. Accordingly, the parties agree as follows:

                              OPERATIVE PROVISIONS

     1. Term. The term of this agreement shall be for one year from the date of the execution hereof, and may be extended from time to time as agreed upon by the parties.

     2. Description of Services. The Consultant shall provide Consulting advice and services to the Company with the respect to the business of the Company both present, and proposed including but not limited to advice and services on mergers and acquisitions, hosting, site development and traffic generation. In addition, Consultant shall provide such other advise and services as may be mutually agreed upon between Consultant and the Company. Consultant agrees to use all reasonable efforts to promote the business of the Company, and to maximize the Company's profits.

     3. Compensation. As full consideration for consulting services provided by Consultant the Company shall promptly pay to Consultant one million restricted treasury common shares of SwiftyNet.com upon consultant's execution of this Agreement. In addition, consultant shall be entitled to have all shares registered by Company (piggy-back rights) on the first registration statement filed by the Company subsequent to the execution of this agreement. In addition, the Company shall cooperate with Consultant in placing one of the Officers or Directors of Consultant as a director of SwiftyNet.com, as Consultant may designate.

     4. Proprietary Information. During or after the expiration of the terms of this Consultant Agreement, the Consultant agrees: (i) that it will maintain and preserve any proprietary information of the Company received by the Consultant by virtue of such services, including, without limitation, taking such steps to preserve the confidentiality of the proprietary information as it takes to preserve the confidentiality of its own confidential information, (ii) that it will disclose such proprietary information to its own employees on a
"need-to-know" basis only, and only to such employees who have agreed to maintain the confidentiality thereof; (iii) that it will not disclose such proprietary information to any third party (including subcontractors and consultants) without the express written consent of the Company.

5.       Miscellaneous Provisions.

     a. Enforceability: If any term or condition or this agreement shall be invalid or unenforceable to any extent or in any application, then the remainder of this agreement, and such term and condition of this agreement shall be valid and enforced to the fullest extent and in the broadest application permitted by law.

     b. Notice: All notices or other communications required or permitted to be given pursuant to this Agreement shall be in writing and shall be made by: (i) certified mail, return receipt requested; (ii) Federal Express, Express Mail, or similar overnight delivery or courier service; or (iii) delivery (in person or by facsimile or similar telecommunication transmission) to the party to whom it is to be given, to the address appearing elsewhere in this Agreement or to such other address as any party hereto may have designated by written notice forwarded to the other party in accordance with the provisions of this Section. Any notice or other communication given by certified mail shall be deemed given at the time of certification thereof, except for a notice changing a party's address which shall be deemed given at the time of receipt thereof. Any notice given by other means permitted by this Section shall be deemed given at the time of receipt thereof.

     c. Application of Florida Law: This agreement, and the application or interpretation thereof, shall be governed exclusively by its terms and by the laws of the State of Florida. Venue shall be deemed located in Hillsborough County, Florida.

     d.  Counterparts:   This  agreement  may  be  executed  by  any  number  of
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     e. Binding Effect: Each of the provisions and agreements herein contained shall be binding upon and inure to the benefit of the personal representatives, devisees, heirs, successors, transferees and assigns of the respective parties hereto.

     f. Jurisdiction: The parties agree that, irrespective of any wording that might be construed to be in conflict with this paragraph, this agreement is one for performance in Florida. The parties to this agreement agree that they waive any objection, constitutional, statutory or otherwise, to a Florida court's taking jurisdiction of any dispute between them. By entering into this agreement, the parties, and each of them understand that they might be called upon to answer a claim asserted in a Florida court.

     g. Waiver: No waiver of any provision of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

     h. Entire Agreement: This Agreement constitutes the entire Agreement between the parties pertaining to its subject matter, and it supersedes all prior contemporaneous agreement, representations, and understandings of the parties. No supplement, modifications, or amendment of this Agreement shall be binding unless executed in writing by all parties.

     IN WITNESS WHEREOF, the parties have executed this Agreement effective the date first stated above.

SwiftyNet. Com, Inc.                           Entertainment Network, Inc.

   /s/ Raymond Lipsch                             /s/ David G. Marshlack
By:____________________________                By:__________________________
Its CEO/Chairman, Raymond Lipsch               Its President, David G. Marshlack

                               CONSULTING AGREEMENT

DATE:             September 19, 2000

PARTIES:          FRANK PINIZZOTTO (the "Consultant")

                  SWIFTYNET.COM, INC.
                  a Florida corporation (the "Company")

AGREEMENTS:

SECTION 1.  RETENTION OF CONSULTANT

     1.1 Effective Date. Effective September 19, 2000 (the "Effective Date") the Company shall retain the Consultant as an independent contractor consultant, and the Consultant hereby accepts such consulting relationship, upon the terms and conditions set forth in this Agreement.

     1.2 Services. The Consultant agrees to serve the Company as a consultant regarding web design and Internet services. The Consultant shall perform and discharge well and faithfully for the Company such consulting services during the term of this Agreement as may be assigned to the Consultant from time to time by the President or Vice President for Operations of the Company or of SwiftyNet.com, Inc.; provided, however, that no such services shall require the availability of the Consultant in excess of 1,200 hours per year.


SECTION 2.  COMPENSATION

     2.1 Consulting Fee and Expense Reimbursement. In full satisfaction for any and all consulting services rendered by the Consultant for the Company under this Agreement, the Company shall pay the Consultant a consulting fee and retainer of 100,000 shares of the Company's common stock. All shares issued hereunder shall bear a restrictive legend. In addition to such consulting fees, the Company agrees to reimburse the Consultant for the Consultant's travel and reasonable living expenses away from the location of the Consultant's principal office directly incurred by the Consultant at the Company's request in performing consulting services for the Company. Such travel and living expenses shall be reimbursed monthly, at the same time the consulting fees are paid, so long as the Consultant provides the Company with invoices for such expenses, and such supporting information or receipts as the Company reasonably requests, prior to the date of payment.

     2.2 Additional Hours. The annual retainer payment for the Consultant's services is based on anticipated use of Consultant's time in the amount of 1,200 hours per year. Should the Company utilize Consultant's services in excess of 1,200 hours per year, Consultant shall be paid $50.00 per hour for additional time spent.

     2.3 Other Compensation and Fringe Benefits. The Consultant shall not receive any other compensation from the Company or participate in or receive benefits under any of the Company's employee fringe benefit programs or receive any other fringe benefits from the Company on account of the consulting services to be provided to the Company under this Agreement, including without limitation health, disability, life insurance, retirement, pension, and profit sharing benefits.

     2.4 Time Records and Reports. The Consultant shall prepare accurate and complete records of the Consultant's services for the Company under this Agreement and agrees to submit records on a monthly basis to the Company, along with such other documentation of the services performed under this Agreement as reasonably requested by the Company.


SECTION 3.  NATURE OF RELATIONSHIP; EXPENSES

     3.1 Independent Contractor. It is agreed that the Consultant shall be an independent contractor and shall not be the employee, servant, agent, partner, or joint venturer of the Company, or any of its officers, directors, or employees. The Consultant shall not have the right to or be entitled to any of the employee benefits of the Company or its subsidiaries. The Consultant has no authority to assume or create any obligation or liability, express or implied, on the Company's behalf or in its name or to bind the Company in any manner whatsoever.

     3.2 Insurance and Taxes. The Consultant agrees to arrange for the Consultant's own liability, disability, health, and workers' compensation insurance, and that of the Consultant's employees, if any. The Consultant further agrees to be responsible for the Consultant's own tax obligations accruing as a result of payments for services rendered under this Agreement, as well as for the tax withholding obligations with respect to the Consultant's employees, if any. It is expressly understood and agreed by the Consultant that should the Company for any reason incur tax liability or charges whatsoever as a result of not making any withholdings from payments for services under this Agreement, the Consultant will reimburse and indemnify the Company for the same.

     3.3 Equipment, Tools, Employees and Overhead. The Consultant shall provide, at the Consultant's expense, all equipment and tools needed to provide services under this Agreement, including the salaries of and benefits provided to any employees of the Consultant. Except as otherwise provided in this Agreement, the Consultant shall be responsible for all of the Consultant's overhead costs and expenses.


SECTION 4.  TERM

     4.1 Initial Term; Renewal. Unless otherwise terminated pursuant to the provisions of Section 4.2, the consulting relationship under this Agreement shall commence on the Effective Date and continue in effect until September 19, 2000 (the "Initial Term"). Thereafter, the term of the consulting relationship under this Agreement shall be extended for successive one-year periods subject to either party's right to terminate the consulting relationship at the end of the Initial Term or on any subsequent anniversary thereof by giving the other party at least 10 days' written notice prior to the effective date of such termination.

     4.2 Early Termination. The consulting relationship under this Agreement may be terminated prior to the end of the Initial Term or any renewal term by the death of the Consultant, the disability of the Consultant resulting in the inability of the Consultant to perform the consulting service, or by written notice from the Company that, in the Company's sole determination: (a) the Consultant has refused, failed, or is unable to render consulting services under this Agreement; (b) the Consultant has breached any of the Consultant's other obligations under this Agreement; or (c) the Consultant has engaged or is engaging in conduct that in the Company's sole determination is detrimental to the Company. If the consulting relationship is terminated for any of the reasons set forth in the preceding sentence, the right of the Consultant to the compensation set forth in Section 2 of this Agreement shall cease on the date of such termination, and the Company shall have no further obligation to the Consultant under any of the provisions of this Agreement.

     4.3 Effect of Termination. Termination of the consulting relationship shall not affect the provisions of Sections 5, 6, 7, and 8, which provisions shall survive any termination in accordance with their terms.


SECTION 5.  DISCLOSURE OF INFORMATION

     The Consultant acknowledges that the Company's trade secrets, private or secret processes as they exist from time to time, and information concerning products, developments, manufacturing techniques, new product plans, equipment, inventions, discoveries, patent applications, ideas, designs, engineering drawings, sketches, renderings, other drawings, manufacturing and test data, computer programs, progress reports, materials, costs, specifications, processes, methods, research, procurement and sales activities and procedures, promotion and pricing techniques, and credit and financial data concerning customers of the Company and its subsidiaries, as well as information relating to the management, operation, or planning of the Company and its subsidiaries (the "Proprietary Information") are valuable, special, and unique assets of the Company and its subsidiaries, access to and knowledge of which may be essential to the performance of the Consultant's duties under this Agreement. In light of the highly competitive nature of the industry in which the Company and its subsidiaries conduct their businesses, the Consultant agrees that all
Proprietary Information obtained by the Consultant as a result of the Consultant's relationship with the Company and its subsidiaries shall be considered confidential. In recognition of this fact, the Consultant agrees that the Consultant will not, during and after the Consulting Period, disclose any of such Proprietary Information to any person or entity for any reason or purpose whatsoever, and the Consultant will not make use of any Proprietary Information for the Consultant's own purposes or for the benefit of any other person or entity (except the Company and its subsidiaries) under any circumstances.


SECTION 6.  NONCOMPETITION AGREEMENT

     In order to further protect the confidentiality of the Proprietary Information and in recognition of the highly competitive nature of the industries in which the Company and its subsidiaries conduct their businesses, and for the consideration set forth herein, the Consultant further agrees as follows:

     6.1 Restriction on Competition. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly engage in any Business Activities (hereinafter defined), other than on behalf of the Company or its subsidiaries, whether such engagement is as an officer, director, proprietor, employee, partner, investor (other than as a holder of less than 1% of the outstanding capital stock of a publicly-traded corporation), consultant, advisor, agent, or other participant, in any geographic area in which the products or services of the Company or its subsidiaries have been distributed or provided during the period of the Consultant's consulting relationship with the Company. For purposes of this Agreement, the term "Business Activities" shall mean any business in which the Company is actively engaged as of the termination of this Agreement together with all other activities engaged in by the Company or any of its subsidiaries at any time during the Consultant's consulting relationship with the Company, and activities in any way related to activities with respect to which the Consultant renders consulting services under this Agreement.

     6.2 Dealings with Customers of the Company. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly engage in any of the Business Activities (other than on behalf of the Company or its subsidiaries) by supplying products or providing services to any customer with whom the Company or its subsidiaries have done any business during the consulting relationship with the Company, whether as an officer, director, proprietor, employee, partner, investor (other than as a holder of less than one percent (1%) of the outstanding capital stock of a publicly traded corporation), consultant, advisor, agent, or other participant.

     6.3 Assistance to Others. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly assist others in engaging in any of the Business Activities in any manner prohibited to the Consultant under this Agreement.

     6.4 Company's Employees. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly induce employees of the Company or any of its subsidiaries or affiliates to engage in any activity hereby prohibited to the Consultant or to terminate their employment.


SECTION 7.  INTERPRETATION

     It is expressly understood and agreed that although the Consultant and the Company consider the restrictions contained in Sections 5 and 6 of this Agreement reasonable for the purpose of preserving the goodwill, proprietary rights, and going concern value of the Company and its subsidiaries, if a final judicial determination is made by a court having jurisdiction that the time or territory or any other restriction contained in Sections 5 and 6 is an unenforceable restriction on the activities of the Consultant, the provisions of such restriction shall not be rendered void but shall be deemed amended to apply as to such maximum time and territory and to such other extent as such court may judicially determine or indicate to be reasonable. Alternatively, if the court referred to above finds that any restriction contained in Sections 5 and 6 or any remedy provided in Section 9 of this Agreement is unenforceable, and such restriction or remedy cannot be amended so as to make it enforceable, such finding shall not affect the enforceability of any of the other restrictions contained in this Agreement or the availability of any other remedy. The provisions of Sections 5 and 6 shall in no respect limit or otherwise affect the obligations of the Consultant under other agreements with the Company.


SECTION 8.  DESIGNS, INVENTIONS, PATENTS AND COPYRIGHTS

     8.1 Intellectual Property. The Consultant shall promptly disclose, grant, and assign to the Company for its sole use and benefit any and all designs, inventions, improvements, technical information, know-how and technology, and suggestions relating in any way to the products of the Company or its subsidiaries or capable of beneficial use by customers to whom products or services of the Company or its subsidiaries are sold or provided, that the Consultant may conceive, develop, or acquire during the Consultant's consulting relationship with the Company or its subsidiaries (whether or not during usual working hours), together with all copyrights, trademarks, design patents, patents, and applications for copyrights, trademarks, design patents, patents, divisions of pending patent applications, applications for reissue of patents and specific assignments of such applications that may at any time be granted for or upon any such designs, inventions, improvements, technical information, know-how, or technology (the "Intellectual Property").

     8.2 Assignments and Assistance. In connection with the rights of the Company to the Intellectual Property, the Consultant shall promptly execute and deliver such applications, assignments, descriptions, and other instruments as may be necessary or proper in the opinion of the Company to vest in the Company title to the Intellectual Property and to enable the Company to obtain and maintain the entire right and title to the Intellectual Property throughout the world. The Consultant shall also render to the Company, at the Company's expense, such assistance as the Company may require in the prosecution of applications for said patents or reissues thereof, in the prosecution or defense of interferences which may be declared involving any of said applications or patents, and in any litigation in which the Company or its subsidiaries may be involved relating to the Intellectual Property.

     8.3 Copyrights. The Consultant agrees to, and hereby grants to the Company, title to all copyrightable material first designed, produced, or composed in the course of or pursuant to the performance of work under this Agreement, which material shall be deemed "works made for hire" under Title 17, United States Code, Section 1.01 of the Copyright Act of 1976. The Consultant hereby grants to the Company a royalty-free, nonexclusive, and irrevocable license to reproduce, translate, publish, use, and dispose of, and to authorize others so to do, any and all copyrighted or copyrightable material created by the Consultant as a result of work performed under this Agreement but not first produced or composed by the Consultant in the performance of this Agreement, provided that the license granted by this paragraph shall be only to the extent the Consultant now has, or prior to the completion of work under this Agreement or under any later agreements with the Company or its subsidiaries relating to similar work may acquire, the right to grant such licenses without the Company becoming liable to pay compensation to others solely because of such grant.

     8.4 Patent Compensation. In consideration for the prompt execution and delivery of applications, assignments, descriptions, or other instruments in connection with any patents or patent applications the Company agrees to pay to Consultant $1,000 for each United States patent issued in the name of Consultant during the Consulting Period or within two years after termination of the Consulting Period; provided that the design, invention, improvement, know-how or technology forming the basis of such issued United States patent was conceived and reduced to practice during the Consulting Period.



SECTION 9.  REMEDIES

     The Consultant acknowledges and agrees that the Company's remedy at law for a breach or threatened breach of any of the provisions of Sections 5, 6, and 8 of this Agreement would be inadequate and, in recognition of this fact, in the event of a breach or threatened breach by the Consultant of any of the provisions of Sections 5, 6, and 8, the Consultant agrees that, in addition to its remedy at law, at the Company's option, all rights of the Consultant under this Agreement may be terminated, and the Company shall be entitled without posting any bond to obtain, and the Consultant agrees not to oppose a request for, equitable relief in the form of specific performance, temporary restraining order, temporary or permanent injunction, or any other equitable remedy which may then be available. The Consultant acknowledges that the granting of a temporary injunction, temporary restraining order or permanent injunction merely prohibiting the use of Proprietary Information would not be an adequate remedy upon breach or threatened breach of Sections 5 and 6, and consequently agrees upon any such breach or threatened breach to the granting of injunctive relief prohibiting the design, development, manufacture, marketing or sale of products and providing of services of the kind designed, developed, manufactured, marketed, sold or provided by the Company or its subsidiaries during the term of the Consultant's consulting relationship with the Company. Nothing contained in this Section 9 shall be construed as prohibiting the Company from pursuing, in addition, any other remedies available to it for such breach or threatened breach.


SECTION 10.  MISCELLANEOUS PROVISIONS

     10.1 Assignment. This Agreement shall not be assignable by either party, except by the Company to any subsidiary or affiliate of the Company or to any successor in interest to the Company's business.

     10.2 Binding Effect. The provisions of this Agreement shall be binding upon and inure to the benefit of the heirs, personal representatives, successors, and assigns of the parties.

     10.3 Notice. Any notice or other communication required or permitted to be given under this Agreement shall be in writing and shall be mailed by certified mail, return receipt requested, postage prepaid, addressed to the parties at the following addresses:

As to Consultant:                           Frank Pinizzotto
                                            12547 66th Street, N.
                                            Largo, FL 33733

As to Company:                              SwiftyNet.com, Inc.
                                            201 E. Kennedy Blvd., Suite 520
                                            Tampa, FL 33602


     All notices and other communications shall be deemed to be given at the expiration of three (3) days after the date of mailing. The address of a party to which notices or other communications shall be mailed may be changed from time to time by giving written notice to the other party.

     10.4 Litigation Expense. In the event of a default under this Agreement, the defaulting party shall reimburse the nondefaulting party for all costs and expenses reasonably incurred by the nondefaulting party in connection with the default, including without limitation attorney's fees. Additionally, in the event a suit or action is filed to enforce this Agreement or with respect to this Agreement, the prevailing party or parties shall be reimbursed by the other party for all costs and expenses incurred in connection with the suit or action, including without limitation reasonable attorney's fees at the trial level and on appeal.

     10.5 Waiver. No waiver of any provision of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

     10.6 Applicable Law. This Agreement shall be governed by and shall be construed in accordance with the laws of the state of Florida. Exclusive venue for any action arising hereunder or in connection herewith shall lie in state court in Alachua County, Florida.

     10.7 Entire Agreement. This Agreement constitutes the entire Agreement between the parties pertaining to its subject matter, and it supersedes all prior contemporaneous agreements, representations, and understandings of the parties. No supplement, modification, or amendment of this Agreement shall be binding unless executed in writing by all parties.


Company:                                  Consultant:

                                          /s/ FRANK PINIZZOTTO
SWIFTYNET.COM, INC.                       ______________________________________
    /s/ Rachel Steele                     FRANK PINIZZOTTO
By:__________________________________
        President
Title:_________________________________

                              CONSULTING AGREEMENT

DATE:             September 19, 2000

PARTIES:          GIGI PINIZZOTTO (the "Consultant")

                  SWIFTYNET.COM, INC.
                  a Florida corporation (the "Company")

AGREEMENTS:

SECTION 1.  RETENTION OF CONSULTANT

     1.1 Effective Date. Effective September 19, 2000 (the "Effective Date") the Company shall retain the Consultant as an independent contractor consultant, and the Consultant hereby accepts such consulting relationship, upon the terms and conditions set forth in this Agreement.

     1.2 Services. The Consultant agrees to serve the Company as a consultant regarding web design and Internet services. The Consultant shall perform and discharge well and faithfully for the Company such consulting services during the term of this Agreement as may be assigned to the Consultant from time to time by the President or Vice President for Operations of the Company or of SwiftyNet.com, Inc.; provided, however, that no such services shall require the availability of the Consultant in excess of 1,200 hours per year.


SECTION 2.  COMPENSATION

     2.1 Consulting Fee and Expense Reimbursement. In full satisfaction for any and all consulting services rendered by the Consultant for the Company under this Agreement, the Company shall pay the Consultant a consulting fee and retainer of 200,000 shares of the Company's common stock. All shares issued hereunder shall bear a restrictive legend. In addition to such consulting fees, the Company agrees to reimburse the Consultant for the Consultant's travel and reasonable living expenses away from the location of the Consultant's principal office directly incurred by the Consultant at the Company's request in performing consulting services for the Company. Such travel and living expenses shall be reimbursed monthly, at the same time the consulting fees are paid, so long as the Consultant provides the Company with invoices for such expenses, and such supporting information or receipts as the Company reasonably requests, prior to the date of payment.

     2.2 Additional Hours. The annual retainer payment for the Consultant's services is based on anticipated use of Consultant's time in the amount of 1,200 hours per year. Should the Company utilize Consultant's services in excess of 1,200 hours per year, Consultant shall be paid $50.00 per hour for additional time spent.

     2.3 Other Compensation and Fringe Benefits. The Consultant shall not receive any other compensation from the Company or participate in or receive benefits under any of the Company's employee fringe benefit programs or receive any other fringe benefits from the Company on account of the consulting services to be provided to the Company under this Agreement, including without limitation health, disability, life insurance, retirement, pension, and profit sharing benefits.

     2.4 Time Records and Reports. The Consultant shall prepare accurate and complete records of the Consultant's services for the Company under this Agreement and agrees to submit records on a monthly basis to the Company, along with such other documentation of the services performed under this Agreement as reasonably requested by the Company.


SECTION 3.  NATURE OF RELATIONSHIP; EXPENSES

     3.1 Independent Contractor. It is agreed that the Consultant shall be an independent contractor and shall not be the employee, servant, agent, partner, or joint venturer of the Company, or any of its officers, directors, or employees. The Consultant shall not have the right to or be entitled to any of the employee benefits of the Company or its subsidiaries. The Consultant has no authority to assume or create any obligation or liability, express or implied, on the Company's behalf or in its name or to bind the Company in any manner whatsoever.

     3.2 Insurance and Taxes. The Consultant agrees to arrange for the Consultant's own liability, disability, health, and workers' compensation insurance, and that of the Consultant's employees, if any. The Consultant further agrees to be responsible for the Consultant's own tax obligations accruing as a result of payments for services rendered under this Agreement, as well as for the tax withholding obligations with respect to the Consultant's employees, if any. It is expressly understood and agreed by the Consultant that should the Company for any reason incur tax liability or charges whatsoever as a result of not making any withholdings from payments for services under this Agreement, the Consultant will reimburse and indemnify the Company for the same.

     3.3 Equipment, Tools, Employees and Overhead. The Consultant shall provide, at the Consultant's expense, all equipment and tools needed to provide services under this Agreement, including the salaries of and benefits provided to any employees of the Consultant. Except as otherwise provided in this Agreement, the Consultant shall be responsible for all of the Consultant's overhead costs and expenses.


SECTION 4.  TERM

     4.1 Initial Term; Renewal. Unless otherwise terminated pursuant to the provisions of Section 4.2, the consulting relationship under this Agreement shall commence on the Effective Date and continue in effect until September 19, 2000 (the "Initial Term"). Thereafter, the term of the consulting relationship under this Agreement shall be extended for successive one-year periods subject to either party's right to terminate the consulting relationship at the end of the Initial Term or on any subsequent anniversary thereof by giving the other party at least 10 days' written notice prior to the effective date of such termination.

     4.2 Early Termination. The consulting relationship under this Agreement may be terminated prior to the end of the Initial Term or any renewal term by the death of the Consultant, the disability of the Consultant resulting in the inability of the Consultant to perform the consulting service, or by written notice from the Company that, in the Company's sole determination: (a) the Consultant has refused, failed, or is unable to render consulting services under this Agreement; (b) the Consultant has breached any of the Consultant's other obligations under this Agreement; or (c) the Consultant has engaged or is engaging in conduct that in the Company's sole determination is detrimental to the Company. If the consulting relationship is terminated for any of the reasons set forth in the preceding sentence, the right of the Consultant to the compensation set forth in Section 2 of this Agreement shall cease on the date of such termination, and the Company shall have no further obligation to the Consultant under any of the provisions of this Agreement.

     4.3 Effect of Termination. Termination of the consulting relationship shall not affect the provisions of Sections 5, 6, 7, and 8, which provisions shall survive any termination in accordance with their terms.


SECTION 5.  DISCLOSURE OF INFORMATION

     The Consultant acknowledges that the Company's trade secrets, private or secret processes as they exist from time to time, and information concerning products, developments, manufacturing techniques, new product plans, equipment, inventions, discoveries, patent applications, ideas, designs, engineering drawings, sketches, renderings, other drawings, manufacturing and test data, computer programs, progress reports, materials, costs, specifications, processes, methods, research, procurement and sales activities and procedures, promotion and pricing techniques, and credit and financial data concerning customers of the Company and its subsidiaries, as well as information relating to the management, operation, or planning of the Company and its subsidiaries (the "Proprietary Information") are valuable, special, and unique assets of the Company and its subsidiaries, access to and knowledge of which may be essential to the performance of the Consultant's duties under this Agreement. In light of the highly competitive nature of the industry in which the Company and its subsidiaries conduct their businesses, the Consultant agrees that all
Proprietary Information obtained by the Consultant as a result of the Consultant's relationship with the Company and its subsidiaries shall be considered confidential. In recognition of this fact, the Consultant agrees that the Consultant will not, during and after the Consulting Period, disclose any of such Proprietary Information to any person or entity for any reason or purpose whatsoever, and the Consultant will not make use of any Proprietary Information for the Consultant's own purposes or for the benefit of any other person or entity (except the Company and its subsidiaries) under any circumstances.


SECTION 6.  NONCOMPETITION AGREEMENT

     In order to further protect the confidentiality of the Proprietary Information and in recognition of the highly competitive nature of the industries in which the Company and its subsidiaries conduct their businesses, and for the consideration set forth herein, the Consultant further agrees as follows:

     6.1 Restriction on Competition. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly engage in any Business Activities (hereinafter defined), other than on behalf of the Company or its subsidiaries, whether such engagement is as an officer, director, proprietor, employee, partner, investor (other than as a holder of less than 1% of the outstanding capital stock of a publicly-traded corporation), consultant, advisor, agent, or other participant, in any geographic area in which the products or services of the Company or its subsidiaries have been distributed or provided during the period of the Consultant's consulting relationship with the Company. For purposes of this Agreement, the term "Business Activities" shall mean any business in which the Company is actively engaged as of the termination of this Agreement together with all other activities engaged in by the Company or any of its subsidiaries at any time during the Consultant's consulting relationship with the Company, and activities in any way related to activities with respect to which the Consultant renders consulting services under this Agreement.

     6.2 Dealings with Customers of the Company. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly engage in any of the Business Activities (other than on behalf of the Company or its subsidiaries) by supplying products or providing services to any customer with whom the Company or its subsidiaries have done any business during the consulting relationship with the Company, whether as an officer, director, proprietor, employee, partner, investor (other than as a holder of less than one percent (1%) of the outstanding capital stock of a publicly traded corporation), consultant, advisor, agent, or other participant.

     6.3 Assistance to Others. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly assist others in engaging in any of the Business Activities in any manner prohibited to the Consultant under this Agreement.

     6.4 Company's Employees. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly induce employees of the Company or any of its subsidiaries or affiliates to engage in any activity hereby prohibited to the Consultant or to terminate their employment.


SECTION 7.  INTERPRETATION

     It is expressly understood and agreed that although the Consultant and the Company consider the restrictions contained in Sections 5 and 6 of this Agreement reasonable for the purpose of preserving the goodwill, proprietary rights, and going concern value of the Company and its subsidiaries, if a final judicial determination is made by a court having jurisdiction that the time or territory or any other restriction contained in Sections 5 and 6 is an unenforceable restriction on the activities of the Consultant, the provisions of such restriction shall not be rendered void but shall be deemed amended to apply as to such maximum time and territory and to such other extent as such court may judicially determine or indicate to be reasonable. Alternatively, if the court referred to above finds that any restriction contained in Sections 5 and 6 or any remedy provided in Section 9 of this Agreement is unenforceable, and such restriction or remedy cannot be amended so as to make it enforceable, such finding shall not affect the enforceability of any of the other restrictions contained in this Agreement or the availability of any other remedy. The provisions of Sections 5 and 6 shall in no respect limit or otherwise affect the obligations of the Consultant under other agreements with the Company.


SECTION 8.  DESIGNS, INVENTIONS, PATENTS AND COPYRIGHTS

     8.1 Intellectual Property. The Consultant shall promptly disclose, grant, and assign to the Company for its sole use and benefit any and all designs, inventions, improvements, technical information, know-how and technology, and suggestions relating in any way to the products of the Company or its subsidiaries or capable of beneficial use by customers to whom products or services of the Company or its subsidiaries are sold or provided, that the Consultant may conceive, develop, or acquire during the Consultant's consulting relationship with the Company or its subsidiaries (whether or not during usual working hours), together with all copyrights, trademarks, design patents, patents, and applications for copyrights, trademarks, design patents, patents, divisions of pending patent applications, applications for reissue of patents and specific assignments of such applications that may at any time be granted for or upon any such designs, inventions, improvements, technical information, know-how, or technology (the "Intellectual Property").

     8.2 Assignments and Assistance. In connection with the rights of the Company to the Intellectual Property, the Consultant shall promptly execute and deliver such applications, assignments, descriptions, and other instruments as may be necessary or proper in the opinion of the Company to vest in the Company title to the Intellectual Property and to enable the Company to obtain and maintain the entire right and title to the Intellectual Property throughout the world. The Consultant shall also render to the Company, at the Company's expense, such assistance as the Company may require in the prosecution of applications for said patents or reissues thereof, in the prosecution or defense of interferences which may be declared involving any of said applications or patents, and in any litigation in which the Company or its subsidiaries may be involved relating to the Intellectual Property.

     8.3 Copyrights. The Consultant agrees to, and hereby grants to the Company, title to all copyrightable material first designed, produced, or composed in the course of or pursuant to the performance of work under this Agreement, which material shall be deemed "works made for hire" under Title 17, United States Code, Section 1.01 of the Copyright Act of 1976. The Consultant hereby grants to the Company a royalty-free, nonexclusive, and irrevocable license to reproduce, translate, publish, use, and dispose of, and to authorize others so to do, any and all copyrighted or copyrightable material created by the Consultant as a result of work performed under this Agreement but not first produced or composed by the Consultant in the performance of this Agreement, provided that the license granted by this paragraph shall be only to the extent the Consultant now has, or prior to the completion of work under this Agreement or under any later agreements with the Company or its subsidiaries relating to similar work may acquire, the right to grant such licenses without the Company becoming liable to pay compensation to others solely because of such grant.

     8.4 Patent Compensation. In consideration for the prompt execution and delivery of applications, assignments, descriptions, or other instruments in connection with any patents or patent applications the Company agrees to pay to Consultant $1,000 for each United States patent issued in the name of Consultant during the Consulting Period or within two years after termination of the Consulting Period; provided that the design, invention, improvement, know-how or technology forming the basis of such issued United States patent was conceived and reduced to practice during the Consulting Period.



SECTION 9.  REMEDIES

     The Consultant acknowledges and agrees that the Company's remedy at law for a breach or threatened breach of any of the provisions of Sections 5, 6, and 8 of this Agreement would be inadequate and, in recognition of this fact, in the event of a breach or threatened breach by the Consultant of any of the provisions of Sections 5, 6, and 8, the Consultant agrees that, in addition to its remedy at law, at the Company's option, all rights of the Consultant under this Agreement may be terminated, and the Company shall be entitled without posting any bond to obtain, and the Consultant agrees not to oppose a request for, equitable relief in the form of specific performance, temporary restraining order, temporary or permanent injunction, or any other equitable remedy which may then be available. The Consultant acknowledges that the granting of a temporary injunction, temporary restraining order or permanent injunction merely prohibiting the use of Proprietary Information would not be an adequate remedy upon breach or threatened breach of Sections 5 and 6, and consequently agrees upon any such breach or threatened breach to the granting of injunctive relief prohibiting the design, development, manufacture, marketing or sale of products and providing of services of the kind designed, developed, manufactured, marketed, sold or provided by the Company or its subsidiaries during the term of the Consultant's consulting relationship with the Company. Nothing contained in this Section 9 shall be construed as prohibiting the Company from pursuing, in addition, any other remedies available to it for such breach or threatened breach.


SECTION 10.  MISCELLANEOUS PROVISIONS

     10.1 Assignment. This Agreement shall not be assignable by either party, except by the Company to any subsidiary or affiliate of the Company or to any successor in interest to the Company's business.

     10.2 Binding Effect. The provisions of this Agreement shall be binding upon and inure to the benefit of the heirs, personal representatives, successors, and assigns of the parties.

     10.3 Notice. Any notice or other communication required or permitted to be given under this Agreement shall be in writing and shall be mailed by certified mail, return receipt requested, postage prepaid, addressed to the parties at the following addresses:

As to Consultant:                           Gigi Pinizzotto
                                            2410 Ken Place
                                            Clearwater, FL 33764

As to Company:                              SwiftyNet.com, Inc.
                                            201 E. Kennedy Blvd., Suite 520
                                            Tampa, FL 33602

     All notices and other communications shall be deemed to be given at the expiration of three (3) days after the date of mailing. The address of a party to which notices or other communications shall be mailed may be changed from time to time by giving written notice to the other party.

     10.4 Litigation Expense. In the event of a default under this Agreement, the defaulting party shall reimburse the nondefaulting party for all costs and expenses reasonably incurred by the nondefaulting party in connection with the default, including without limitation attorney's fees. Additionally, in the event a suit or action is filed to enforce this Agreement or with respect to this Agreement, the prevailing party or parties shall be reimbursed by the other party for all costs and expenses incurred in connection with the suit or action, including without limitation reasonable attorney's fees at the trial level and on appeal.

     10.5 Waiver. No waiver of any provision of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

     10.6 Applicable Law. This Agreement shall be governed by and shall be construed in accordance with the laws of the state of Florida. Exclusive venue for any action arising hereunder or in connection herewith shall lie in state court in Alachua County, Florida.

     10.7 Entire Agreement. This Agreement constitutes the entire Agreement between the parties pertaining to its subject matter, and it supersedes all prior contemporaneous agreements, representations, and understandings of the parties. No supplement, modification, or amendment of this Agreement shall be binding unless executed in writing by all parties.


Company:                                  Consultant:

                                          /s/ GIGI PINIZZOTTO
SWIFTYNET.COM, INC                        ______________________________________
    /s/ Rachel Steele                     GIGI PINIZZOTTO
By:__________________________________
       President
Title:_________________________________

                         PROFESSIONAL SERVICES AGREEMENT

     THIS PROFESSIONAL SERVICES AGREEMENT ("Agreement") is made and executed on this 31st day of July, 2000, by and between SWIFTYNET.COM, INC., a Florida corporation ("Company") and LAURIE STERN, an individual ("Contractor").

                               W I T N E S S E T H

     WHEREAS, Contractor is engaged in the business providing professional consulting services; and

     WHEREAS, the Company desires to retain Contractor to perform such services on behalf of the Company.

     NOW, THEREFORE, in consideration of the mutual promises and undertaking of the parties set forth below, the parties agree as follows:

     1. Duties of Contractor. The Company specifically requests that Contractor perform services for the benefit of the Company including corporate imaging, as reasonably requested by the Company. The services provided will not be in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market for the registrant's securities.

     2. Compensation. In consideration of performing the services, the Company agrees to pay Contractor the amounts that are set forth below:

     a. Consulting services shall be computed and paid at the rate of 25,000 restricted shares (the "Shares") of the Company's common stock each quarter, deliverable in certificate form to Contractor at contractor's address of record on August 1, 2000, November 1, 2000, February 1, 2001, and May 1, 2001.

     b. In the event of a split, subsequent to the date of the execution of this agreement the Shares would be adjusted accordingly.

     c. Should a registration statement become effective for the Company during the term of this agreement, the Shares due Contractor or in the possession of the Contractor will be registered for sale by the Company via said Registration Statement and would not be required to be sold via Rule 144. The Company agrees to pay any associated attorney's fees in connection with the registration of Contractor's Shares or rendering of the opinion of said Shares.

     d. All "Restricted Shares" provided to Contractor by the Company will require a one year holding period, unless the circumstances in item d. pertain. The Company agrees to have counsel opine on Contractor's restricted shares within seven calendar days of Contractor's request of the Company or counsel to render an opinion.

                         PROFESSIONAL SERVICES AGREEMENT
                              BETWEEN SWIFTYNET.COM
                                AND LAURIE STERN
                  (supersedes Agreement dated December 2, 1999)

     e. Period activity reports shall be submitted to Company by Contractor, at least once a month.

     f. The Company agrees to pay all reasonable travel, lodging and incidental out-of-pocket expenses including but not limited to office supplies, telephone charges (not to exceed $49.99 unless authorized by the Company), parking expenses incurred by Contractor in rendering services on behalf of the Company.

     g. Billings which remain outstanding are subject to interest at 18%.

     3. Term of Agreement. The effective date of this Agreement shall be that stated above, and it shall remain effective and continue in force and effect until one calendar year from the effective date. Contractor and Company reserve the right to cancel this Agreement with thirty (30) days written notice to the address of record. In the event the Company cancels this Agreement, any Shares in connection with this Agreement paid to Contractor will remain property of Contractor.

     4. Confidential Relationship. All information furnished by the Company to Contractor shall be treated as confidential and proprietary and shall not be disclosed to any third parties without express consent by both the Company and Contractor.

     5. Attorneys' Fees. In the event of litigation, arbitration or dispute resolution for the collection of fees due to Contractor by Company, the prevailing party shall be entitled to recovery of its reasonable fees, all costs and expenses necessitated thereby and expenses of counsel.

     6. Applicable Law and Binding Effect. This Agreement shall be construed and regulated under and by the laws of the state of Florida, and shall inure to benefit of and be binding upon the parties hereto and their heirs, personal representatives, successors and assigns.

     IN WITNESS WHEREOF, the undersigned have hereunto caused this Agreement to be executed the day and year above written.


COMPANY:                                    CONTRACTOR:
/s/ David Weintraub                   /s/ Laurie Stern
_______________________________       ____________________________________
David Weintraub                       Laurie Stern
Director of Operations                10309 Bay Club Court
SwiftNet.com, Inc.                    Tampa, FL 33607
201 E. Kennedy Blvd., Ste 520
Tampa, FL 33602

                              CONSULTING AGREEMENT

DATE:             September 19, 2000

PARTIES:          MARK DANIEL WHITE (the "Consultant")

                  SWIFTYNET.COM, INC.
                  a Florida corporation (the "Company")

AGREEMENTS:

SECTION 1.  RETENTION OF CONSULTANT

     1.1 Effective Date. Effective September 19, 2000 (the "Effective Date") the Company shall retain the Consultant as an independent contractor consultant, and the Consultant hereby accepts such consulting relationship, upon the terms and conditions set forth in this Agreement.

     1.2 Services. The Consultant agrees to serve the Company as a consultant regarding web design and Internet services. The Consultant shall perform and discharge well and faithfully for the Company such consulting services during the term of this Agreement as may be assigned to the Consultant from time to time by the President or Vice President for Operations of the Company or of SwiftyNet.com, Inc.; provided, however, that no such services shall require the availability of the Consultant in excess of 1,200 hours per year.


SECTION 2.  COMPENSATION

     2.1 Consulting Fee and Expense Reimbursement. In full satisfaction for any and all consulting services rendered by the Consultant for the Company under this Agreement, the Company shall pay the Consultant a consulting fee and retainer of 300,000 shares of the Company's common stock. All shares issued hereunder shall bear a restrictive legend. In addition to such consulting fees, the Company agrees to reimburse the Consultant for the Consultant's travel and reasonable living expenses away from the location of the Consultant's principal office directly incurred by the Consultant at the Company's request in performing consulting services for the Company. Such travel and living expenses shall be reimbursed monthly, at the same time the consulting fees are paid, so long as the Consultant provides the Company with invoices for such expenses, and such supporting information or receipts as the Company reasonably requests, prior to the date of payment.

     2.2 Additional Hours. The annual retainer payment for the Consultant's services is based on anticipated use of Consultant's time in the amount of 1,200 hours per year. Should the Company utilize Consultant's services in excess of 1,200 hours per year, Consultant shall be paid $50.00 per hour for additional time spent.

     2.3 Other Compensation and Fringe Benefits. The Consultant shall not receive any other compensation from the Company or participate in or receive benefits under any of the Company's employee fringe benefit programs or receive any other fringe benefits from the Company on account of the consulting services to be provided to the Company under this Agreement, including without limitation health, disability, life insurance, retirement, pension, and profit sharing benefits.

     2.4 Time Records and Reports. The Consultant shall prepare accurate and complete records of the Consultant's services for the Company under this Agreement and agrees to submit records on a monthly basis to the Company, along with such other documentation of the services performed under this Agreement as reasonably requested by the Company.


SECTION 3.  NATURE OF RELATIONSHIP; EXPENSES

     3.1 Independent Contractor. It is agreed that the Consultant shall be an independent contractor and shall not be the employee, servant, agent, partner, or joint venturer of the Company, or any of its officers, directors, or employees. The Consultant shall not have the right to or be entitled to any of the employee benefits of the Company or its subsidiaries. The Consultant has no authority to assume or create any obligation or liability, express or implied, on the Company's behalf or in its name or to bind the Company in any manner whatsoever.

     3.2 Insurance and Taxes. The Consultant agrees to arrange for the Consultant's own liability, disability, health, and workers' compensation insurance, and that of the Consultant's employees, if any. The Consultant further agrees to be responsible for the Consultant's own tax obligations accruing as a result of payments for services rendered under this Agreement, as well as for the tax withholding obligations with respect to the Consultant's employees, if any. It is expressly understood and agreed by the Consultant that should the Company for any reason incur tax liability or charges whatsoever as a result of not making any withholdings from payments for services under this Agreement, the Consultant will reimburse and indemnify the Company for the same.

     3.3 Equipment, Tools, Employees and Overhead. The Consultant shall provide, at the Consultant's expense, all equipment and tools needed to provide services under this Agreement, including the salaries of and benefits provided to any employees of the Consultant. Except as otherwise provided in this Agreement, the Consultant shall be responsible for all of the Consultant's overhead costs and expenses.


SECTION 4.  TERM

     4.1 Initial Term; Renewal. Unless otherwise terminated pursuant to the provisions of Section 4.2, the consulting relationship under this Agreement shall commence on the Effective Date and continue in effect until September 19, 2000 (the "Initial Term"). Thereafter, the term of the consulting relationship under this Agreement shall be extended for successive one-year periods subject to either party's right to terminate the consulting relationship at the end of the Initial Term or on any subsequent anniversary thereof by giving the other party at least 10 days' written notice prior to the effective date of such termination.

     4.2 Early Termination. The consulting relationship under this Agreement may be terminated prior to the end of the Initial Term or any renewal term by the death of the Consultant, the disability of the Consultant resulting in the inability of the Consultant to perform the consulting service, or by written notice from the Company that, in the Company's sole determination: (a) the Consultant has refused, failed, or is unable to render consulting services under this Agreement; (b) the Consultant has breached any of the Consultant's other obligations under this Agreement; or (c) the Consultant has engaged or is engaging in conduct that in the Company's sole determination is detrimental to the Company. If the consulting relationship is terminated for any of the reasons set forth in the preceding sentence, the right of the Consultant to the compensation set forth in Section 2 of this Agreement shall cease on the date of such termination, and the Company shall have no further obligation to the Consultant under any of the provisions of this Agreement.

     4.3 Effect of Termination. Termination of the consulting relationship shall not affect the provisions of Sections 5, 6, 7, and 8, which provisions shall survive any termination in accordance with their terms.


SECTION 5.  DISCLOSURE OF INFORMATION

     The Consultant acknowledges that the Company's trade secrets, private or secret processes as they exist from time to time, and information concerning products, developments, manufacturing techniques, new product plans, equipment, inventions, discoveries, patent applications, ideas, designs, engineering drawings, sketches, renderings, other drawings, manufacturing and test data, computer programs, progress reports, materials, costs, specifications, processes, methods, research, procurement and sales activities and procedures, promotion and pricing techniques, and credit and financial data concerning customers of the Company and its subsidiaries, as well as information relating to the management, operation, or planning of the Company and its subsidiaries (the "Proprietary Information") are valuable, special, and unique assets of the Company and its subsidiaries, access to and knowledge of which may be essential to the performance of the Consultant's duties under this Agreement. In light of the highly competitive nature of the industry in which the Company and its subsidiaries conduct their businesses, the Consultant agrees that all
Proprietary Information obtained by the Consultant as a result of the Consultant's relationship with the Company and its subsidiaries shall be considered confidential. In recognition of this fact, the Consultant agrees that the Consultant will not, during and after the Consulting Period, disclose any of such Proprietary Information to any person or entity for any reason or purpose whatsoever, and the Consultant will not make use of any Proprietary Information for the Consultant's own purposes or for the benefit of any other person or entity (except the Company and its subsidiaries) under any circumstances.

SECTION 6.  NONCOMPETITION AGREEMENT

     In order to further protect the confidentiality of the Proprietary Information and in recognition of the highly competitive nature of the industries in which the Company and its subsidiaries conduct their businesses, and for the consideration set forth herein, the Consultant further agrees as follows:

     6.1 Restriction on Competition. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly engage in any Business Activities (hereinafter defined), other than on behalf of the Company or its subsidiaries, whether such engagement is as an officer, director, proprietor, employee, partner, investor (other than as a holder of less than 1% of the outstanding capital stock of a publicly-traded corporation), consultant, advisor, agent, or other participant, in any geographic area in which the products or services of the Company or its subsidiaries have been distributed or provided during the period of the Consultant's consulting relationship with the Company. For purposes of this Agreement, the term "Business Activities" shall mean any business in which the Company is actively engaged as of the termination of this Agreement together with all other activities engaged in by the Company or any of its subsidiaries at any time during the Consultant's consulting relationship with the Company, and activities in any way related to activities with respect to which the Consultant renders consulting services under this Agreement.

     6.2 Dealings with Customers of the Company. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly engage in any of the Business Activities (other than on behalf of the Company or its subsidiaries) by supplying products or providing services to any customer with whom the Company or its subsidiaries have done any business during the consulting relationship with the Company, whether as an officer, director, proprietor, employee, partner, investor (other than as a holder of less than one percent (1%) of the outstanding capital stock of a publicly traded corporation), consultant, advisor, agent, or other participant.

     6.3 Assistance to Others. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly assist others in engaging in any of the Business Activities in any manner prohibited to the Consultant under this Agreement.

     6.4 Company's Employees. During and for the period commencing on the Effective Date and ending on the date on which the Consultant's consulting relationship with the Company terminates, the Consultant will not directly or indirectly induce employees of the Company or any of its subsidiaries or affiliates to engage in any activity hereby prohibited to the Consultant or to terminate their employment.


SECTION 7.  INTERPRETATION

     It is expressly understood and agreed that although the Consultant and the Company consider the restrictions contained in Sections 5 and 6 of this Agreement reasonable for the purpose of preserving the goodwill, proprietary rights, and going concern value of the Company and its subsidiaries, if a final judicial determination is made by a court having jurisdiction that the time or territory or any other restriction contained in Sections 5 and 6 is an unenforceable restriction on the activities of the Consultant, the provisions of such restriction shall not be rendered void but shall be deemed amended to apply as to such maximum time and territory and to such other extent as such court may judicially determine or indicate to be reasonable. Alternatively, if the court referred to above finds that any restriction contained in Sections 5 and 6 or any remedy provided in Section 9 of this Agreement is unenforceable, and such restriction or remedy cannot be amended so as to make it enforceable, such finding shall not affect the enforceability of any of the other restrictions contained in this Agreement or the availability of any other remedy. The provisions of Sections 5 and 6 shall in no respect limit or otherwise affect the obligations of the Consultant under other agreements with the Company.


SECTION 8.  DESIGNS, INVENTIONS, PATENTS AND COPYRIGHTS

     8.1 Intellectual Property. The Consultant shall promptly disclose, grant, and assign to the Company for its sole use and benefit any and all designs, inventions, improvements, technical information, know-how and technology, and suggestions relating in any way to the products of the Company or its subsidiaries or capable of beneficial use by customers to whom products or services of the Company or its subsidiaries are sold or provided, that the Consultant may conceive, develop, or acquire during the Consultant's consulting relationship with the Company or its subsidiaries (whether or not during usual working hours), together with all copyrights, trademarks, design patents, patents, and applications for copyrights, trademarks, design patents, patents, divisions of pending patent applications, applications for reissue of patents and specific assignments of such applications that may at any time be granted for or upon any such designs, inventions, improvements, technical information, know-how, or technology (the "Intellectual Property").

     8.2 Assignments and Assistance. In connection with the rights of the Company to the Intellectual Property, the Consultant shall promptly execute and deliver such applications, assignments, descriptions, and other instruments as may be necessary or proper in the opinion of the Company to vest in the Company title to the Intellectual Property and to enable the Company to obtain and maintain the entire right and title to the Intellectual Property throughout the world. The Consultant shall also render to the Company, at the Company's expense, such assistance as the Company may require in the prosecution of applications for said patents or reissues thereof, in the prosecution or defense of interferences which may be declared involving any of said applications or patents, and in any litigation in which the Company or its subsidiaries may be involved relating to the Intellectual Property.

     8.3 Copyrights. The Consultant agrees to, and hereby grants to the Company, title to all copyrightable material first designed, produced, or composed in the course of or pursuant to the performance of work under this Agreement, which material shall be deemed "works made for hire" under Title 17, United States Code, Section 1.01 of the Copyright Act of 1976. The Consultant hereby grants to the Company a royalty-free, nonexclusive, and irrevocable license to reproduce, translate, publish, use, and dispose of, and to authorize others so to do, any and all copyrighted or copyrightable material created by the Consultant as a result of work performed under this Agreement but not first produced or composed by the Consultant in the performance of this Agreement, provided that the license granted by this paragraph shall be only to the extent the Consultant now has, or prior to the completion of work under this Agreement or under any later agreements with the Company or its subsidiaries relating to similar work may acquire, the right to grant such licenses without the Company becoming liable to pay compensation to others solely because of such grant.

     8.4 Patent Compensation. In consideration for the prompt execution and delivery of applications, assignments, descriptions, or other instruments in connection with any patents or patent applications the Company agrees to pay to Consultant $1,000 for each United States patent issued in the name of Consultant during the Consulting Period or within two years after termination of the Consulting Period; provided that the design, invention, improvement, know-how or technology forming the basis of such issued United States patent was conceived and reduced to practice during the Consulting Period.



SECTION 9.  REMEDIES

     The Consultant acknowledges and agrees that the Company's remedy at law for a breach or threatened breach of any of the provisions of Sections 5, 6, and 8 of this Agreement would be inadequate and, in recognition of this fact, in the event of a breach or threatened breach by the Consultant of any of the provisions of Sections 5, 6, and 8, the Consultant agrees that, in addition to its remedy at law, at the Company's option, all rights of the Consultant under this Agreement may be terminated, and the Company shall be entitled without posting any bond to obtain, and the Consultant agrees not to oppose a request for, equitable relief in the form of specific performance, temporary restraining order, temporary or permanent injunction, or any other equitable remedy which may then be available. The Consultant acknowledges that the granting of a temporary injunction, temporary restraining order or permanent injunction merely prohibiting the use of Proprietary Information would not be an adequate remedy upon breach or threatened breach of Sections 5 and 6, and consequently agrees upon any such breach or threatened breach to the granting of injunctive relief prohibiting the design, development, manufacture, marketing or sale of products and providing of services of the kind designed, developed, manufactured, marketed, sold or provided by the Company or its subsidiaries during the term of the Consultant's consulting relationship with the Company. Nothing contained in this Section 9 shall be construed as prohibiting the Company from pursuing, in addition, any other remedies available to it for such breach or threatened breach.


SECTION 10.  MISCELLANEOUS PROVISIONS

     10.1 Assignment. This Agreement shall not be assignable by either party, except by the Company to any subsidiary or affiliate of the Company or to any successor in interest to the Company's business.

     10.2 Binding Effect. The provisions of this Agreement shall be binding upon and inure to the benefit of the heirs, personal representatives, successors, and assigns of the parties.

     10.3 Notice. Any notice or other communication required or permitted to be given under this Agreement shall be in writing and shall be mailed by certified mail, return receipt requested, postage prepaid, addressed to the parties at the following addresses:

As to Consultant:                           Mark Daniel White
                                            12547 66th Street, N.
                                            Largo, FL 33733

As to Company:                              SwiftyNet.com, Inc.
                                            201 E. Kennedy Blvd., Suite 520
                                            Tampa, FL 33602

     All notices and other communications shall be deemed to be given at the expiration of three (3) days after the date of mailing. The address of a party to which notices or other communications shall be mailed may be changed from time to time by giving written notice to the other party.

     10.4 Litigation Expense. In the event of a default under this Agreement, the defaulting party shall reimburse the nondefaulting party for all costs and expenses reasonably incurred by the nondefaulting party in connection with the default, including without limitation attorney's fees. Additionally, in the event a suit or action is filed to enforce this Agreement or with respect to this Agreement, the prevailing party or parties shall be reimbursed by the other party for all costs and expenses incurred in connection with the suit or action, including without limitation reasonable attorney's fees at the trial level and on appeal.

     10.5 Waiver. No waiver of any provision of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

     10.6 Applicable Law. This Agreement shall be governed by and shall be construed in accordance with the laws of the state of Florida. Exclusive venue for any action arising hereunder or in connection herewith shall lie in state court in Alachua County, Florida.

     10.7 Entire Agreement. This Agreement constitutes the entire Agreement between the parties pertaining to its subject matter, and it supersedes all prior contemporaneous agreements, representations, and understandings of the parties. No supplement, modification, or amendment of this Agreement shall be binding unless executed in writing by all parties.

Company:                                  Consultant:

                                          /s/ MARK DANIEL WHITE
SWIFTYNET.COM, INC.                       ______________________________________
   /s/ Rachel Steele                      MARK DANIEL WHITE
By:__________________________________
       President
Title:_________________________________