Form 10KSB
period 2000-12-31
SWIFTY CARWASH & QUIK LUBE INC
filed 2001-03-29
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
               [X] Annual report under section 13 or 15 (D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                    [ ] Transition report under section 13 or 15 (d) of the Securities Exchange Act of
                    1934 for the transition period from _____
                                    to _____

                      YSEEK, INC. f/k/a SWIFTYNET.COM, INC.
                 (Name of small business issuer in its charter)

                 Florida                              65-0783722
            (State or other jurisdiction of    (I.R.S. Employer Identi-
            incorporation or organization)          fication No.)

                    761 Coral Reef Drive, Tampa, Florida 33602
               (Address of principal executive offices) (Zip Code)

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

     The issuer's revenue for the most recent fiscal year, ending December 31, 2000, was $0.

     The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 27, 2001, was approximately $2,091,982.64.

     The number of shares of the Company's common stock, par value $.0001 per share, outstanding as of March 27, 2001, was 25,315,000. The number of the Company's Warrants, for the purchase of one share of common stock as of March 27, 2001, was 567,240. Transitional Small Business Disclosure Format (Check One) Yes____ No X

Part I

Item 1.  Description of Business

The Company

Yseek, Inc. is a Florida Corporation formed on September 23, 1997("Yseek"). The Company is a successor to Steele Holdings, Inc., a Florida Corporation formed on August 13, 1997. Rachel Steele was the sole shareholder of and President of Steele Holdings. On January 20, 1998, the Company and Steele Holdings, Inc., were reorganized with all the assets of Steele Holdings being transferred into the Company. All 6,000 authorized shares of common stock were exchanged on a one to one thousand basis for shares in the Company. After the reorganization, all stock in the Company was owned by the Company's president, Rachel Steele. Steele Holdings has conducted no other business, held no other assets and was dissolved on October 16, 1998. On October 22, 1999, the Company changed its name to SwiftyNet.com, Inc. On January 29, 2001, the Company changed its name to Yseek,Inc.

The Company was originally formed to develop, own and operate a chain of full-service car washes and express oil change centers.

The Company constructed an oil change center in Palm Harbor Florida on real property owned by the Company (the "Center"). The approximately one (1) acre site was purchased from Champion Hills by the Company's predecessor for $312,500. The first Center was opened on January 18, 1999.

The Center was sold on April 19, 2000, for a cash sales price of $1,000,000. The sales price was determined through arms-length negotiations. The car wash was purchased by In and Out Express Lube, Inc. There were no material relationships between the purchaser and the Company or its affiliates, or any officer or director, or any associate of such officer or director.

On December 17, 1999, the Company purchased all of the outstanding shares of Rankstreet.com, Inc. ("Rankstreet"), in exchange for 4,000,000 shares of common stock. Rankstreet is a Florida corporation that was formed on October 28, 1999. Its assets consist primarily of the service contributions of its three shareholders and a $10,000 contract for software development. Yseek issued 2,000,000 shares of common stock to the three principal shareholders of Rankstreet (the "Principals") at closing and subsequently the 2,000,000 balance of the shares were issued to the Principals. Pursuant to the Purchase Agreement, the Principals have an option to purchase 51% of Rankstreets' outstanding shares 30 days following a successful initial public offering of Rankstreets' securities for seventy-five thousand dollars ($75,000).

The Rankstreet.com web site provides rankings of the number of hits on a specific web site. The sites are grouped by industry. The web site also acts as a server for business to business advertising. The primary expenditures for the development of the Rankstreet site were made prior to its acquisition by the Company and are reflected in the financial statements and in Management's Discussion and Analysis.

In November 2000, the Company entered into a non-exclusive 10-year license for web-based Internet search software with Norman J. Jester, III, for a total consideration of 1,430,000 restricted shares of common stock. In January 2001, the Company used the software to begin operating the Yseek.com web site. Yseek.com provides a free search engine and links by category to other World Wide Web sites at [www.yseek.com] The Company anticipates Yseek.com will generate advertising revenues and will be used to increase awareness of the Rankstreet.com web site. We do not know if either site will ever be profitable. In order to attract more users to Yseek.com and Rankstreet.com, on December 1, 2000, Yseek entered into a Traffic Promotion Agreement with CandidHosting.com in consideration of the transfer of 1,430,000 restricted shares of common stock.

Industry Description and Outlook

Competition among internet portals and search engines is significant and competition providing statistical ranking of web usage is increasing. Yseek's success will depend on the continued growth and success of markets for goods, services and information on the Internet. A substantial portion of Yseek's future revenues and profits will depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by potential customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, use of the Internet and other online services as a medium of commerce may not continue to develop. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there are few proven services and products. The Company's success will depend on our ability to attract and retain users. Both the Yseek, Inc. search web site and the Rankstreet web site compete with other web sites which also offer similar services for free. The primary source of revenue from both sites is expected to be advertising, the rates for which are based on the number of persons using the web site. As a result, the success of both sites, and therefore the profitability of the Company, is dependent upon Yseek's ability to attract and retain users. The completion of other established web sites such as Yahoo and Alta Vista, which are better funded and more extensively advertised, may adversely affect the Company's ability to attract and retain users.


Business Strategy

The Company intends to continue to diversify. Over the next year it will focus the majority of its efforts on the development in the Internet market and marketing of the Yseek and the Rankstreet.com web sites. The success of the web site will depend upon the continued growth of the Internet trend. The Company signed nondisclosure and noncompetition contracts with all of Rankstreets developers, employees and consultants. In the future, the Company intends to continue to look for opportunities to purchase and develop new and innovative Internet and other technologies and will continue to diversify its business.

During 2000, the Company sold shares totaling 355,980 at prices ranging from $0.75 to $1.00 per share. Total proceeds of $236,274, net of related expenses were received from these sales. Certain shares were sold with warrants totaling 249,000.

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

Marketing

Marketing of the Company's web sits is provided through linking agreements with other web sites. Yseek has retained Candidhosting.com, Inc. to increase use of Yseek's web sites. The Company is currently sending out e-mails to more than 2.3 million Web publishers inviting them to list their site on Rankstreet.com. This form of marketing will be on going. The Company also is running a promotion until December 31, 2000 to attract more listings on Rankstreet.com. The $3 million advertising sweepstakes will give three entrants $1 million each in advertising space on Rankstreet.com. Additionally the Company is "banner swapping" with other websites for more exposure. These marketing activities require minimal amounts of cash.

Item 2.  Description of Property

The company's sole car wash was sold on April 19, 2000 for a cash sales price of $1,000,000. The sales price was determined through arms-length negotiations. The car wash was purchased by In and Out Express Lube, Inc. There were no material relationships between the purchaser and the Company or its affiliates, or any officer or director, or any associate of such officer or director.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the 2000 year. The Company's name change ot Yseek, Inc. was approved by a majority of the Company's outstanding shares without a meeting.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock and warrants are traded on the Over-the-Counter Bulletin Board. The high and low sales prices for each quarter since then are as follows:

                                            Common Stock
                                     High                Low

   1st quarter 2000                  $4.00               $1.563
   2nd quarter 2000                  $3.5633             $1.500
   3rd quarter 2000                  $1.844              $ .875
   4th quarter 2000                  $1.375              $ .344

                                              Warrants
                                     High                Low

   1st quarter 2000                    -                  -
   2nd quarter 2000                    -                  -
   3rd quarter 2000                    -                  -
   4th quarter 2000                   .25                .03

The approximate number of holders of record of common stock is 102. The number of Class A Warrant holders is 11. No dividends have been declared to date. The future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. None of the outstanding warrants have been exercised.

Recent  Sales  of the  Company's  Securities.

The following issuances of the Company's securities have been made since the filing of the Company's report on Form 10-QSB for the quarter ended September 30, 2000:

------------------------- ------------- -------------------- ------------------ -------------------------------------
       Recipient              Date           Number of             Type                    Consideration
                                            Securities
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------

------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
CandidHosting.com, Inc.     12-07-00          1,000,000      Common Stock       Consulting services
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Marlene Trupiano            11-25-00            250,000      Common Stock       Web design and consulting services
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Nick Trupiano               11-25-00              5,000      Common Stock       Web design and consulting services
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Paul Runyon                 11-25-00            500,000      Common Stock       Consulting services concerning
                                                                                mergers and acquisitions
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
CandidHosting.com, Inc.     12-01-00          1,430,000      Common Stock       Traffic Promotion Agreement
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
David S. Goldman            12-19-00          1,430,000      Common Stock       Consulting Agreement
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
David S. Goldman            12-19-00          1,000,000      Option to          Consulting
                                                             purchase
                                                             Restricted
                                                             Common Stock for
                                                             $.50/share for 3
                                                             years
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
CandidHosting.com, Inc.     12-01-00          1,430,000      Common Stock       Traffic Promotion Agreement
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
CandidHosting.com           12-01-00          1,000,000      Option to          Consulting
                                                             purchase
                                                             Restricted
                                                             Common Stock for
                                                             $.50/share for 3
                                                             years
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Norman J. Jester, III       10-14-00          1,430,000      Common Stock       Non-Exclusive License Agreement
                                               (858,000
                                                 shares
                                            assigned to
                                           Voice Media,
                                                  Inc.)
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Voice Media, Inc.            11-00            1,430,000      Common Stock       Consulting Agreement
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Voice Media, Inc.            11-00            1,000,000      Option to          Consulting
                                                             purchase Common
                                                             Stock for
                                                             $.50/share for 3
                                                             years
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Voice Media, Inc.            11-00            1,430,000      Common Stock       Traffic Promotion Agreement
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Harlin Mitaur               11-09-00             50,000      Common Stock       Web design services
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Shoreliner Capital          01-17-01            200,000      Common Stock       Public relations services
Limited Partnership
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Shoreliner Capital          01-17-01            500,000      Warrant to         Public relations services
Limited Partnership                                          purchase Common
                                                             Stock for
                                                             $.50/share
------------------------- ------------- -------------------- ------------------ -------------------------------------

------------------------- ------------- -------------------- ------------------ -------------------------------------
Richard Kleinberg           02-09-01            400,000      Common Stock       Final payment of Rankstreet
                                                                                acquisition pursuant to Agreement
                                                                                dated 11-19-99
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Vladimir Rafalovich         02-09-01            400,000      Common Stock       Final payment of Rankstreet
                                                                                acquisition pursuant to Agreement
                                                                                dated 11-19-99
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Edgar Arvelo                02-09-01            200,000      Common Stock       Final payment of Rankstreet
                                                                                acquisition pursuant to Agreement
                                                                                dated 11-19-99
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Markham/Novell              01-09-01            100,000      Common Stock       Public relations services
Communications, Ltd.
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Mark R. Dolan               01-10-01            125,000      Common Stock       Consulting
------------------------- ------------- -------------------- ------------------ -------------------------------------
------------------------- ------------- -------------------- ------------------ -------------------------------------
Mark R. Dolan               01-10-01             75,000      Option to          Consulting
                                                             purchase shares
                                                             for $.50/share
                                                             for 2 years
------------------------- ------------- -------------------- ------------------ -------------------------------------


Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of Yseek, Inc. for the year ended December 31, 2000 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Business Strategy and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, Yseek expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; competition from other Internet companies; popularity of the Internet; exploration risks; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

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

As of December 31, 2000, the Company had a positive working capital position, but continued to have losses from continuing operations. The Company's loss from continuing operations for the year ended December 31, 2000 was $2,674,514. Of this amount, approximately one-fourth consisted of depreciation and amortization or salaries contributed to the Company, and one-half consisted of stock issued for services. Therefore the cash used in continuing operations was approximately $286,000 for the year ended December 31, 2000. The sale of the car wash and quick lube shop generated approximately $223,000 in cash after the payoff of both mortgages on the Center. These funds were used to fund operations during the remainder of 2000. After the sale of the Center, the Company has one note payable totaling approximately $15,500 and normal recurring accounts payable. Additionally, the Company has few fixed general and administrative expenses. Since inception, two of the Company employees have contributed their salaries to the Company, reducing cash requirements. The other two current Company employees are paid from profits only, again limiting cash requirements. Additionally, many of the Company's consultants have been willing to accept stock for services. The Company believes that the cash generated from the Center sale, and continuing stockholder loans as needed, will be sufficient to meet normal operating requirements.

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

The Company's expansion plans also include acquiring and developing other unique Internet companies. In October 2000, the Company entered into a one year consulting agreements with a company to assist the Company in the acquisition, development and marketing of Internet companies, technologies and Web properties. In December, 2000, the Company entered into a software license agreement for the use of a keyword biddable search engine in exchange for 1,430,000 shares of common stock. In November and December, 2000, the Company entered into five one-year consulting agreements with companies and individuals to assist the Company with the management, marketing and operation of web sites. The Company agreed to issue 5,790,000 shares of its common stock with piggyback registration rights to the consultants upon execution of the contracts. Additionally, the Company entered into two traffic promotion agreements. The Company issued 2,860,000 shares of its common stock in exchange for services whose purpose is procuring traffic to the Company web sites.

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

                   YSEEK, INC. (FORMERLY SWIFTYNET.COM, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


                          INDEPENDENT AUDITORS' REPORT
To the Board of Directors
Yseek, Inc. (formerly Swiftynet.com, Inc.):

We have audited the accompanying consolidated balance sheet of Yseek, Inc. (formerly Swiftynet.com, Inc.) as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the management of Yseek, Inc. (formerly Swiftynet.com, Inc.). Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999. These statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to those statements, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yseek, Inc. (formerly Swiftynet.com, Inc.) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

Certified Public Accountants
Tampa, Florida
March 16, 2001

                   YSEEK, INC. (FORMERLY SWIFTYNET.COM, INC.)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000

                                     ASSETS
                                     ------
Current assets

  Cash                                                     $        1,050
  Prepaid expenses                                              3,349,469
                                                           ______________
    Total current assets                                        3,350,519
                                                           ______________
Property and equipment, net                                       809,535
                                                           ______________
Other assets
  Shareholder loan receivable                                     160,262
  Intangible assets, net                                        2,035,328
  Deposits                                                         30,000
                                                           ______________
    Total other assets                                          2,225,590
                                                           ______________
Total Assets                                              $     6,385,644
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities

  Accounts payable and accrued expenses                   $        32,275
  Current maturities of long-term debt                              4,636
                                                          _______________
    Total current liabilities                                      36,911
                                                          _______________
Long-term debt, less current maturities                            10,781

Commitments and contingencies

Stockholders' equity

  Common stock; $.0001 par value;
  50,000,000 shares authorized;
  23,840,100 shares issued and outstanding                          2,383
  Paid-in capital                                              10,398,372
  Accumulated deficit                                          (4,062,803)
                                                          _______________
    Total stockholders' equity                                  6,337,952
                                                          _______________
Total Liabilities and Stockholders' Equity                $     6,385,644

                                                          _______________

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                   YSEEK, INC. (FORMERLY SWIFTYNET.COM, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                   2000            1999
                                               ______________  ______________
Revenues                                       $        -      $        -
                                               ______________  ______________
Expenses
  Selling, general and administrative               1,693,991         843,308
  Depreciation and amortization                       581,202          13,749
                                               ______________  ______________
    Total expenses                                  2,275,193         857,057
                                               ______________  ______________
Other income (expense)
  Interest income                                       9,068           3,460
  Interest expense                                     (4,670)            -
                                               ______________  ______________
    Total other income (expense)                        4,398           3,460
                                               ______________  ______________
Loss from continuing operations                    (2,270,795)       (853,597)
                                               ______________  ______________
Discontinued operations
  Loss from discontinued carwash
  and quick-lube operations                           (53,719)       (183,637)
  Loss on disposal of property, equipment
  and related assets                                 (350,000)            -
                                               ______________  ______________
Loss from discontinued operations                    (403,719)       (183,637)
                                               ______________  ______________
Net loss                                      $    (2,674,514) $   (1,037,234)

Loss per common share
  From continuing operations                  $          (.14) $         (.10)
Discontinued operations
  Loss from operations                                    -              (.02)
  Loss on disposal                                       (.03)            -
                                               ______________  ______________
    Total loss per share                      $          (.17) $         (.12)
                                               ______________  ______________

Weighted average common shares outstanding         16,018,736       8,699,531

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                   YSEEK, INC. (FORMERLY SWIFTYNET.COM, INC.)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                               Common Stock                       Retained
                                                                       Total      Earnings               Total
                                       __________________________     Paid-in     (Accumulated        Stockholders'
                                           Shares       Amount        Capital     Deficit)               Equity
                                       ____________  _____________  ____________  ________________    ________________


Balance, December 31, 1998                8,394,120  $       839   $   1,409,222  $      (351,055)   $      1,059,006
  Common stock sold                         291,000           29         290,971              -               291,000

  Common stock issued to consultants
  and in satisfaction of obligation         272,000           27         324,473              -               324,500

  Common stock reacquired and cancelled
  in settlement of deposit receivable       (50,000)          (5)       (209,995)             -              (210,000)

  Services donated by stockholder               -            -            53,750              -                53,750

  Common stock issued by shareholder in
  settlement of Company obligations             -            -           133,000              -               133,000

  Common stock issued for acquisition
   of Rankstreet.com, Inc.                2,000,000          200       1,562,300              -             1,562,500

  Net loss                                      -            -               -         (1,037,234)         (1,037,234)
                                       ____________  _____________  ____________  ________________    ________________
Balance, December 31, 1999               10,907,120        1,090       3,563,721       (1,388,289)          2,176,522

  Common stock sold                         355,980           36         236,238              -               236,274

  Common stock issued for services        9,912,000          991       4,707,679              -             4,708,670

  Common stock issued for
  property and equipment                  1,665,000          166         849,584              -               849,750

  Common stock issued for
  acquisition of Rankstreet.com, Inc.     1,000,000          100         999,900              -             1,000,000

  Services donated by stockholder               -            -            41,250              -                41,250

  Net loss                                      -            -               -         (2,674,514)         (2,674,514)
                                       ____________  _____________  ____________  ________________    ________________

Balance, December 31, 2000               23,840,100 $      2,383   $  10,398,372 $     (4,062,803)   $      6,337,952
                                       ____________  _____________  ____________  ________________    ________________

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                   YSEEK, INC. (FORMERLY SWIFTYNET.COM, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                   2000              1999
                                               ______________    ______________

Operating activities

  Net loss                                    $    (2,674,514)  $    (1,037,234)
                                               ______________    ______________

  Adjustments to reconcile net loss
  to net cash used in operating activities:

   Contributed services                                41,250            53,750

   Stock issued to consultants                        956,170           262,000

   Stock issued by shareholder in
   settlement of Company obligations                      -             133,000

   Depreciation and amortization                      596,238            74,924

   Loss from disposal of assets from
   discontinued operations                            350,000               -

   Increase in inventory                                  -              (7,060)

   Increase in prepaid expenses                       448,035           257,552

   Decrease in accounts payable                        (4,007)          (18,709)
                                               ______________    ______________
      Total adjustments                             2,387,686           755,457
                                               ______________    ______________

    Net cash used in operating activities            (286,828)         (281,777)

Investing activities

  Acquisition of property and equipment                (9,801)          (19,819)
  Decrease (increase) in deposits and other assets      2,600              (200)
  Net proceeds from sale of discontinued
  business segment                                    223,071               -
                                               ______________    ______________
    Net cash provided by (used in)
    investing activities                              215,870           (20,019)

Financing activities

  Proceeds from issuance of notes payable                 -              78,313

  Payments on notes payable                           (16,964)         (116,897)

  Net proceeds from issuance of stock and
  contribution of cash                                236,274           250,000

  Net advances (to) from a stockholder               (184,927)           57,319
                                               ______________    ______________

    Net cash provided by financing activities          34,383           268,735
                                               ______________    ______________
Net decrease in cash                                  (36,575)          (33,061)

Cash, beginning of year                                37,625            70,686
                                               ______________    ______________
Cash, end of year                             $         1,050   $        37,625

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                   YSEEK, INC. (FORMERLY SWIFTYNET.COM, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Supplemental disclosures of noncash investing and financing activities

                                                   2000             1999
                                               ______________    ______________

  Business acquired by issuance of
  common stock                                $     1,000,000    $    1,562,500

  Settlement of deposit receivable by
  reacquiring 50,000 shares of common stock               -             210,000

  Settlement of obligation to issue 10,000
  shares of common stock by issuing the stock             -              62,500

  Acquisition of prepaid asset with
  issuance of common stock                          3,752,500               -

  Issuance of 1,262,000 shares of common
  stock for consulting services                       956,170               -

  Settlement of debt by issuance of 41,000
  shares of common stock                                  -              41,000

  Acquisition of software through the
  issuance of common stock                            849,750               -





Cash flow information

                                                   2000             1999
                                               ______________    ______________

Cash paid for interest                        $        37,759   $        63,220



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                   YSEEK, INC. (FORMERLY SWIFTYNET.COM, INC.)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(1)  Significant Accounting Policies:

The following is a summary of the more significant accounting policies and practices of Yseek, Inc. (formerly Swiftynet.com, Inc.) (the Company) which affect the accompanying financial statements.

     (a) Organization-Yseek, Inc. was incorporated on September 23, 1997. The Company changed its name from Swifty Carwash & Quik-Lube, Inc. to Swiftynet.com, Inc. on October 20, 1999. The Company changed its name from Swiftynet.com, Inc. to Yseek, Inc. on January 29, 2001.

     (b) Operations-The Company acquires and develops unique Internet companies, technologies and Web properties that have the potential to make an impact on the industry. In late 1999, the Company acquired a company that has developed a web site to provide comparative statistical analysis of Internet advertising. Late in 2000, the Company launched a new Web search engine to be called Yseek.com. In 1999 and early 2000, the Company owned and operated a carwash and oil change facility in Florida. The facility was sold in April 2000.

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

     (e) Cash-For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (f) Property and equipment-Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the useful lives of the assets, ranging from 10 to 40 years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or are otherwise disposed of, the asset account and related accumulated depreciation account are relieved and any gain or loss is reflected in the statement of operations. The cost of purchased software is capitalized and depreciated using the straight-line method over their estimated useful lives of three to ten years.

     (g) Loss per common share-Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. In computing diluted earnings per share, shares to be issued contingent on certain events in connection with the Rankstreet acquisition and warrants exercisable into 318,240 shares were excluded because the effects were antidilutive.

     (h) Advertising-Advertising costs are charged to operations when incurred. Advertising expense was $2,928 and $13,561 for the year ended December 31, 2000 and 1999, respectively.

     (i) Deferred income taxes- Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

     (j) Reclassifications-Certain reclassifications have been made to 1999 financial information to conform to the 2000 presentation.

     (k) Goodwill-Goodwill is a result of the business acquisition described in
Note 2. Goodwill is being amortized using the straight-line method over its estimated useful life of five years. Amortization expense was $512,082 and $13,000 in 2000 and 1999, respectively. Accumulated amortization was $525,082 at December 31, 2000.

(2)       Business Acquisition:

On December 17, 1999, the Company purchased all the outstanding stock of Rankstreet.com, Inc., a development stage enterprise. The Company issued 2,000,000 shares of common stock. The 2,000,000 shares were subject to cancellation if the Rankstreet.com web site was not functional and available for interactive customer usage by November 17, 2000. In addition, the Company will issue an additional 1,000,000 shares at which time the Rankstreet.com web site is fully functional and available for interactive customer usage. The Company will issue an additional 1,000,000 shares one year from the date the Rankstreet.com web site is advertised for use by the general public. These contingent shares will be recorded when the outcome of the event is determinable beyond a reasonable doubt.

In addition, the selling Rankstreet.com shareholders are each issued an option to purchase as a group 51% of Rankstreet's outstanding common stock for $75,000 as of a date 30 days following a successful initial public offering of Rankstreet.com, Inc. securities.

In the transaction, accounted for as a purchase, the Company recorded the above acquisition at $1,562,500, the market value attributed to the 2,000,000 shares less a 50% discount because the shares are unregistered and are such a significant block of stock for the Company. The $1,562,500 has been classified as goodwill and software development costs and is being amortized over five years, its estimated useful life.

In May 2000, it was determined the Rankstreet.com web site was fully functional and available for interactive customer use and an additional 1,000,000 shares were issued. The Company recorded the issuance at $1,000,000, the market value attributed to the 1,000,000 shares less a 50% discount because the shares are unregistered, are a significant block of stock, and the stock is not easily marketable. The Company capitalized the $1,000,000 value as goodwill, which is being amortized over five years, its estimated useful life.

Rankstreet.com had no significant results of operations either prior or subsequent to its acquisition.

The value of the additional 1,000,000 shares will be recorded when their issuance is assured.

(3)       Property and Equipment:

Property and equipment as of December 31, 2000, consist of:

         Software                                              $        860,255

         Furniture and fixtures                                          16,637
                                                               ________________
                                                                        876,892

         Less: accumulated depreciation                                  67,357

         Property and equipment, net                           $        809,535

Depreciation expense was $19,417 and $59,828 in 2000 and 1999, respectively. Amortization expense on software, which is included in depreciation expense, was $64,739 in 2000. Accumulated amortization on software was $64,739 as of December 31, 2000 which is included in accumulated depreciation.

(4)       Long-term Debt:

     Long-term debt as of December 31, 2000, consists of the following:

      Note payable to finance company, interest at
      14.9%, payment of $522 per month including
      interest through December 2003, collateralized
      by equipment                                              $        15,417
                                                                _______________
                                                                         15,417
      Less: Amounts currently due                                         4,636
                                                                _______________
                                                                $        10,781
                                                                _______________

The following is a schedule by year of the approximate principal payments required on the above note as of December 31, 2000: Year Ending December 31, 2000:

                                 Year Ending
                                 December, 31               Amount
                               ___________________     __________________
                                     2000              $        4,636
                                     2001                       4,992
                                     2002                       5,789
                                     2003                         -
                                     2004                         -

(5)       Income Taxes:

No provision for income taxes has been recorded for 2000 or 1999 due to net losses incurred.

Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes and differences in lives and depreciation methods for property and equipment and intangible assets. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of realization of the benefit of the net

                   YSEEK, INC. (FORMERLY SWIFTYNET.COM, INC.)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(5)      Income Taxes:  (Continued)

operating losses against future taxable income. The components of deferred tax assets at December 31, 2000, consist of the following:

         Deferred tax assets:
           Net operating loss                                  $        840,000
           Deferred start up costs and other
           temporary differences                                        185,000
           Valuation allowance                                       (1,025,000)
                                                               ________________

              Net deferred tax asset                           $            -
                                                               ________________

The Company has operating losses of approximately $3,232,000 which can be used to offset future taxable income. These losses begin to expire in the year 2018.

(6) Stock Transactions:

During 2000, the Company sold shares totaling 355,980 at prices ranging from $0.75 to $1.00 per share. Total proceeds of $236,274, net of related expenses were received from these sales. Certain shares were sold with warrants totaling 249,000. See Note 8 for the exercise price and termination dates of warrants.

During 2000, the Company issued 1,262,000 shares of common stock to certain individuals for services. The Company recorded an expense of $956,170, the market value of the shares less a 50% discount because the shares are unregistered, are a significant block of stock and the stock is not easily marketable.

During 2000, the Company issued 1,665,000 shares of common stock to certain individuals for software and a license to use software. The Company capitalized $849,750, the market value of the shares less a 50% discount because the shares are unregistered, are a significant block of stock and the stock is not easily marketable.

During 2000, the Company issued 5,790,000 shares of common stock under consulting agreements with certain individuals and companies. The consulting agreements are for one year and expire in late 2001. The Company recorded a prepaid expense of $2,465,500 related to these agreements, the market value of the shares less a 50% discount because the shares are unregistered, are a significant block of stock and the stock is not easily marketable. During 2000, the Company expensed $295,781 utilizing the straight line method over the life of the agreements. Additionally, options were granted to three entities as part of these agreements. See Note 9 for the terms of the option agreements.

During 2000, the Company issued 2,860,000 shares of common stock under two traffic promotion agreements. These agreements are for one year, or until the Company's web sites have received an aggregate of 45,000,000 hits under each agreement, whichever is earlier. The Company recorded a prepaid expense of $1,287,000 related to these agreements, the market value of the shares less a 50% discount because the shares are unregistered, are a significant block of stock and the stock is not easily marketable. During 2000, the Company expensed $107,250 utilizing the straight-line method over the life of the agreement.

(7)       Commitments and Related Party Transactions:
The President and Operations Manager performed services for the Company at no cost. The Board of Directors valued these services at $41,250 and $53,750 at 2000 and 1999, respectively, and recorded this amount as an expense and an increase in additional paid-in capital in the accompanying financial statements. The Operations Manager has an employment contract through March 2001, with a minimum salary of $25,000 per year.

In connection with the acquisition of Rankstreet.com, Inc. the Company entered into employee agreements with two individuals for a period ending November 19, 2001. These agreements are automatically renewable for an additional two year period unless canceled by written notice by either party. The terms of these agreements call for the payment of a base salary to be determined by the Board of Directors of Rankstreet.com, Inc. plus a percentage of pre-tax profit or revenue. The Board of Directors has not determined the amount of base pay. In the event that the Company terminates these employees, the Company shall pay an amount equal to 100% of the employee's base salary for the remainder of the agreement or a period of two years, whichever is less. No amounts were due at December 31, 2000 under these agreements.

During 1999, the Company issued 262,000 shares of common stock to certain individuals for services, some whom are current shareholders. The Company recorded an expense of $262,000, the estimated value of the shares issued based on other sales of stock during the year.

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


In November 1998, the Company entered into a consulting contract with a stockholder. The contract calls for annual compensation of $72,500 for a period of three years. During 1999, this contract was amended to allow the consultant to provide services on an as needed basis for a negotiated amount rather than a stated amount. No fees have been paid under this contract. During 2000 the Company issued 67,000 shares of common stock to the consultant and recorded $61,744 in expense, the current market value attributed to the 67,000 shares less a 50% discount because the shares are unregistered and due to the lack of marketability of the Company stock.

The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

(7)      Commitments and Related Party Transactions:  (Continued)

During 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at December 31, 2000 and 1999 is a $30,000 deposit in accordance with the terms of this agreement. The Company incurred expenses of $33,030 and $31,120 during 2000 and 1999, respectively related to this agreement. The Company is committed under this agreement for an annual fee of $30,000 through 2003.

The Company entered into a three-year advertising promotion and publicity agreement and recorded a prepaid expense of $270,400. Each year, the Company reduces this prepaid asset in amounts equal to the greater of the actual costs incurred under the agreement or an amount equal to the amortization of the initial amount over the three year term using the straight line method. The Company expensed $17,400 and $230,467 in 2000 and 1999, respectively. This amount was fully amortized at December 31, 2000.

(8)       Warrants:

At December 31, 2000, the Company had outstanding exercisable warrants to purchase 318,240 shares of the Company's common stock at $2.00 per share. The warrants expire in 2001.

At December 31, 2000, the Company had outstanding exercisable warrants to purchase 249,000 shares of the Company's common stock at various prices based upon expiration dates. Warrants expiring in 2001, 2002 and 2003, are exercisable at $3.00, $5.00 and $7.00, respectively.

Prior to expiration, the warrants may be redeemed by the Company at a price of $.01. As of December 31, 2000 no warrants have been redeemed.

(9)       Stock Options:

The Company granted options to consultants under various consulting agreements. These agreements grant to the consultants the option to purchase shares of Company common stock at a fixed price of $.50 per share. Management has determined these per share prices equals or exceeds fair market value. These options expire on the third anniversary date of the execution date of the respective agreement and are immediately vested.

     A summary of consultant option activity follows:

                                              December 31,
                                       ____________________________
                                           2000           1999
                                       _____________  _____________

    Outstanding, beginning of year               -              -

    Issued                                 3,000,000            -

    Cancelled                                    -              -
                                       _____________  _____________
    Outstanding, end of year               3,000,000            -
                                       _____________  _____________

The Company follows SFAS 123 in accounting for stock options issued to nonemployees. The fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 5.33%; no dividend yield; expected life of one and one-half years; 9.65% volatility. There was no compensation cost related to these options.

The weighted average exercise price of options granted was $.50 in 2000. The weighted average fair value of options granted was $.01 in 2000.

(10)       Discontinued Operations:

On April 19, 2000, the Company sold or disposed of 100% of the assets and liabilities of its carwash and quick-lube segment. The sale price was $1,000,000 and the Company received cash of approximately $223,000 after selling expenses and payment of related mortgages. The results of operations for the periods presented are reported as a component of discontinued operations in the statements of operations. Additionally, the loss incurred on the sale of the operations is also presented separately as a component of discontinued operations.

Summarized results of carwash and quick-lube operations for the years ended December 31, 2000 and 1999 are as follows:



                                               Year Ended
                                              December 31,
                                     _______________________________
                                          2000           1999
                                     _____________  ________________

    Net sales                        $      82,191  $        179,382
                                     _____________  ________________
    Operating income (loss)          $     (53,719) $       (183,637)
                                     _____________  ________________
    Income (loss) from
    discontinued operations          $     (53,719) $       (183,637)
                                     _____________  ________________

(11)       Subsequent Events:

On January 9, 2001, the Company issued 100,000 shares as a retainer to a company for public relations services. The agreement obligates the Company to issue up to 50,000 additional shares if certain target stock prices are achieved.

On January 10, 2001, the Company issued 125,000 shares of common stock to an individual for consulting services. The Company also granted an option to purchase 75,000 shares at $.50 per share, expiring January, 2003.

On January 29, 2001, the Company issued 200,000 shares of common stock to a partnership in exchange for public relations services for up to one year. The Company also issued 500,000 warrants at an exercise price of $.50 per share as part of this agreement.

(11)     Subsequent Events:  (Continued)

On February 9, 2001, the Company issued 1,000,000 shares of common stock to the former shareholders of Rankstreet.com, Inc. under the terms of the acquisition agreement (see Note 2).

On February 13, 2001, the Company issued 50,000 shares of common stock to two individuals for services.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any disagreement with its independent auditor on any matter of accounting principles or practices or financial statement disclosure.

Effective July 21, 2000, Yseek engaged B2d Semago(f/k/a Semago & Co., P.A.) as its independent auditors for the year ending December 31, 2000 to replace the firm of Pender Newkirk & Company, C.P.A., who were dismissed as its auditors effective July 21, 2000. The decision to change auditors was approved by Board of Directors.

The reports of Pender, Newkirk & Company, on the consolidated financial statements of Yseek, Inc., from August 13, 1997 (inception) to December 31, 1999, did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

There were no disagreements with Pender, Newkirk & Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures in connection with the audits of SwiftyNet's consolidated financial statements for the two-year period ended December 31, 1999 or during the subsequent period preceding the dismissal date of July 21, 2000, including the period covered in SwiftyNet's 10-QSB filed May 13, 2000.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following is a brief description of the educational and business experience of each director, executive officer and key employee of the Company:

Rachel L. Steele, age 32, is a Director as well as President and Secretary of the Company. She has held these positions since the inception of the Company. Ms. Steele is a graduate of the University of Southern Florida with a degree in Business Administration. Since graduating from college in May of 1994, Ms. Steele has spent the majority of her time managing her own investment portfolio. In addition, Ms. Steele has from time to time provided certain financial consulting services to individuals and corporations.

Raymond Lipsch, age 61, is a Director, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company. Mr. Lipsch has been CEO, Treasurer and Director since inception of the Company. Mr. Lipsch was elected as CFO in the first quarter of 1999. Mr. Lipsch attended Northwestern University in Illinois. Mr. Lipsch has over 30 years of entrepreneurial and management experience, specializing in the development of new companies, developing new divisions and re-energizing troubled ones. Since 1992, Mr. Lipsch has been engaged in the sales and marketing of insurance products, first as an independent agent, then as a sales representative for American Express. Since May 1994, Mr. Lipsch has been employed as a sales representative for Av-Med.

Donald C. Hughes, age 46, is a Director as well as a Vice President of the Company. Mr. Hughes has held these positions since the inception of the Company. Mr. Hughes graduated from the University of Florida in 1977 with a degree in Building Construction. In 1985, Mr. Hughes formed his own construction company, Donald C. Hughes General Contractor, Inc., which has been in operation for thirteen years and which engages primarily in the development and construction of single family residences and small commercial buildings.

David Weintraub, age 37, has been the Operations Manager for the Company since April 1999. Mr. Weintraub has managed his own portfolio for the five years prior to working for the Company.

Richard Kleinberg, age 51, is the sole Director and President of Rankstreet.com, Inc. He has held these positions since the Company's inception in October 1999. In 1971, Mr. Kleinberg graduated from Suny State University in Albany, New York with a Bachelors of Science in Sociology. From May 1996 to April 1998, Mr. Kleinberg was the Resource Director for Wolf Advisory/Arcus where he oversaw corporate technology staffing for clients. From April 1998 to the present time, he is President of Thunderland Corporation, a technology consulting and staffing company. In that position he directs and administers the corporation.

Vladimir Rafalovich, age 39, is Vice President of Technology for Rankstreet.com, Inc. He has held that position since October 1999. He graduated from the Russian Academy of Science in 1990 with a PH.D. in Physics. From April 1999 to the present, Mr. Rafalovich has worked for Cox Target Media as a software development engineer. From February 1998 until April 1999, he worked in the same position for Briggs Industries. Since December 1996 he has worked as a software engineer for Briggs Industries and Sembler Company. Prior to that he was an Instructor at Daniel Webster College. From February 1996 to December 1996, Mr. Rafalovich worked as a programmer/analyst for DNS Worldwide.

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
Vice President(Rankstreet)

All of the Company's officers and director but Ms. Steele are engaged in other enterprises on a full-time basis. Ms. Steele donated her salary ($41,250) to the Company. No other officer or directors have been compensated for their services in those capacities. At this time, the Company does not plan on paying its Board of Directors in return for their services as Directors.

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

Title           Name and                   Amt and                  Percent
 of             Address                   Nature of                   of
Class       of Beneficial Owner       Beneficial Ownership           Class

Common        Rachel L. Steele            4,429,768                   17.50%
Stock         17521 Crawley Road
              Odessa, FL 33556

Common        Raymond Lipsch                426,500                    1.68%
Stock         9522 Michigan Avenue
              Odessa, FL 33556

Common        Donald Hughes                 171,720                     .68%
Stock         3112 Harborview Avenue
              Tampa, FL 33611

Common        Richard Kleinberg           1,600,000                    6.32%
Stock         614 Rollingwood Lane
              Valrico, FL 33594

Common        Vladimir Rafalovich         1,600,000                    6.32%
Stock         3407 Williston Loop
              Land O'Lakes, FL 34639

Common        Candidhosting.com, Inc.     3,860,000                   15.25%
Stock         412 East Madison
              Suite 1000
              Tampa, FL 33602

Common        Voice Media, Inc.           3,718,000                   14.69%
Stock         2533 North Carson Street
              Suite 1091
              Carson City, NV 69708

Common
Stock         Total                      15,805,968                   62.44%

Don Hughes and Raymond Lipsch also own the warrants in the following number and with the following terms:

                     Class               Amount  Exercise Price   Exercise Date

Donald Hughes   Class A Common Stock     65,440      7.25            12/31/02

Raymond Lipsch  Class A Common Stock     23,040      7.25            12/31/02


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

    *(3.1)Articles of Incorporation.............................................
   **(3.2)By-Laws.............................................. ................
  ++(3.3)Articles of Amendment Name Change.....................................
  (4)Instruments Defining the Rights of Security Holders

     (a)Subscription Agreement..................................................
     *(b)Warrant Agreement......................................................
    ++(c)Warrant Resolution dated March 2 2000..................................
  (9)Voting Trust Agreement.....................................................
  (10)Material Contracts........................................................
    *(10.1)Equipment Purchase Contract..........................................
    *(10.2)Construction Contract................................................
    *(10.3)Architect Contract...................................................
    *(10.4)Consulting Contract-Donald Hughes....................................
    *(10.5)Employment Contract-Stanley Rabushka.................. ..............
    *(10.6)Promissory Note - Swifty.............................................
    *(10.7)Promissory Note - Steele ............................................
    *(10.8)Consulting Contract-John Oster ......................................
    *(10.9)Raymond Lipsch Contract .............................................
    *(10.10)Land Purchase Contract..............................................
   **(10.11) Stanley Rabushka Employment and Stock Agreement....................
   **(10.12) Tampa Bay Buccaneers Agreement.....................................
  ***(10.13)Edgar Arvelo Consulting Contract....................................
  ***(10.14)Richard Kleinberg Employment Contract...............................
  ***(10.15)Vladimir Rafalovich.................................................
  ***(10.16)Martinez Consulting Contract........................................
 ****(10.17)Purchase and Sale Contract between Jim Malak
            and/or Assigns and SwiftyNet.com, Inc.
            dated April 6, 2000.................................................
    +(10.18)Consulting Agreement with Netelligent Consulting
            dated October 11, 2000..............................................
    +(10.19)Consulting Agreement with Frank Pinizzotto
            dated September 19, 2000............................................
    +(10.20)Consulting Agreement with Gigi Pinizzotto
            dated September 19, 2000............................................
    +(10.21)Professional Services Agreement with
            Laurie Stern dated July 31, 2000....................................
    +(10.22)Consulting Agreement with Mark Daniel White
            dated September 19, 2000............................................
    ++(10.23)Consulting Agreement withi Nick Trupiano
             dated November 25, 2000............................................
    ++(10.24)Consulting/Option Agreement with CandidHosting.com, Inc.
             dated December 1, 2000.............................................
    ++(10.25)Consulting/Option Agreement with David S. Goldman dated December 19, 2000............................................
    ++(10.26)Consulting/Option Agreement with Voice Media, Inc.
             dated December 1, 2000.............................................
    ++(10.27)Public Relations Agreement with Shoreliner
             Capital Ltd. Partnership dated January 17, 2001....................
    ++(10.28 Traffic Promotion Agreement with Voice Media, Inc.
             dated November, 2000...............................................
    ++(10.29)Traffic Promotion Agreement with CandidHosting.com,Inc.
             dated December 1, 2000.............................................
    ++(10.30)Consulting Agreement with Paul Runyon
             dated November 25, 2000............................................
    ++(10.31)Non-Exclusive License Agreement with Norman J. Jester, III dated November, 2000...............................................
    ++(10.31)Client Services Agreement with Markham/Novell
             Communications, Ltd. dated January 9, 2001 ........................
    ++(10.32)Client Services Agreement with Novell Markham
             Communications, Ltd. dated January 9, 2001.........................
    ++(10.33)Stock Option Agreement with Mark P. Dolan
             dated January 10, 2001.............................................
    ++(10.34)Assignment of Contract with Netelligent
             dated December 7, 2000.............................................
    ++(10.35)Consulting Agreement with Marlene Trupiano
             dated January 3, 2000..............................................
    ++(10.36)Consulting Agreement with Marlene Trupiano
             dated November 25, 2000............................................

    ++(11)   Statement re: computation of per share earnings...........Note 6 to
                                                                       Financial
                                                                      Statements

    (13)Annual or Quarterly Reports, Form 10Q...............................None

    (16)Letter regarding Changes in Certifying Accountant...................None

    (18)Letter on change in accounting principles...........................None

    (21)Subsidiaries of the registrant......................................None

    (22)Published report regarding matters submitted to vote................None

    (23)Consents of Experts and Counsel.....................................None

    (24)Power of Attorney...................................................None

   +(27)Financial Data Schedule...............................................

    (99)Additional Exhibits.................................................None

*    Previously filed with Form 10-SB on November 23, 1998.
**   Previously filed with Form 10-SBA No. 1 on February 2, 1999.
***  Previously filed with Form 10-KSB filed on March 30, 2000.
**** Previously filed with Form 10-QSB filed May 15, 2000.
+    Previoiusly filed with Form 10QSB filed  11-17-00
++   Filed herewith



Reports on Form 8-K

On July 27, 2000, the Company filed a report on form 8-K reporting its change of auditors replacing Pender, Newkirk & Company, C.P.A., with Senago & Co., P.A. pursuant to Item 4 of that report.

On April 20,2000, the company filed a report on form 8-K reporting the sale of its car wash located at 32663 U.S.Highway 19, North Palm Harbor, Florida, pursuant to Item 2 of that report. This form was amended on September 17, 2001

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SwiftyNet.com, Inc.

Date:   March 8, 2001



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

Date:March 8, 2001                           By:/S/ Rachel Steele
                                             -----------------------
                                             Rachel Steele, President,
                                             Secretary, Director

Date:March 8, 2001                           By:/S/ Raymond Lipsch
                                             -----------------------
                                             Raymond Lipsch,
                                             Chief Executive Officer,
                                             Chief Financial Officer,
                                             Treasurer, Director

Date:March 8, 2001                           By:/S/ Donald Hughes
                                             ----------------------
                                             Donald Hughes, Vice President,
                                             Director