Form 10QSB
period 2001-03-31
YSEEK INC
filed 2001-05-15
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                        For the transition period from to

                                  -------------

                         Commission file number: 0001058307

                               YSEEK, INC.
              (Exact Name of Small Business Issuer in Its Charter)


            Florida                                         65-078-3722
   (State or other jurisdiction of                     (I.R.S. Employer Identi-
   incorporation or organization)                         fication No.)


            412 East Madison Street, Suite 1000, Tampa, Florida 33602
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (813) 221-4429


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of May 7, 2001 was 25,315,100.

                         Table of Contents to Form 10QSB


Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)


         Balance Sheet March 31, 2001.........................................2

         Statements of Operations -  three Months
         Ended March 31, 2001 and 2000  ......................................3

         Statements of Cash Flows - three Months
         Ended March 31, 2001 and 2000........................................4

         Notes to Financial Statements........................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............8

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds.............................

Item 6.  Exhibits and Reports on Form 8-K.......................................

Signatures....................................................................8

                                   YSEEK, INC.
                                  BALANCE SHEET

                                                                 March 31, 2001
                                                                 ---------------
                                                                  (unaudited)

                                     ASSETS

Current assets
  Cash                                                     $                926
  Prepaid expenses                                                    2,558,397
                                                           ---------------------
         Total current assets                                         2,559,323

Property and equipment, net                                             645,771
                                                           ---------------------
Other assets
  Deposits                                                               30,000
  Shareholder loan receivable                                           134,813
                                                           ---------------------
         Total other assets                                             164,813
                                                           ---------------------
Total Assets                                               $          3,369,907
                                                           ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                                  76,902
  Current maturities of long-term debt                                    4,413
                                                           ---------------------
         Total current liabilities                                       81,315
                                                           ---------------------
Long-term debt, less current maturities                                   9,999
Commitments and contingencies                               --------------------

Stockholders' equity
  Common stock; $.0001 par value; 50,000,000 shares
    authorized; 25,315,100 shares issued and outstanding                  2,531
  Paid in capital                                                    10,714,762
  Accumulated deficit                                                (7,438,700)
                                                            --------------------
         Total stockholders' equity                                   3,278,593
                                                            --------------------
Total Liabilities and Stockholders' Equity                $           3,369,907
                                                          ======================



     The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.
                            STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                       March 31,
                                                --------------------------------
                                                      2001              2000
                                                ---------------   -------------
                                                    (unaudited)      (unaudited)
Revenues                                       $            -   $            -

Expenses
  Selling, general and administrative                  976,358          113,965
  Depreciation and amortization                         33,991           86,350
  Loss from impairment                               2,368,201            -
                                               ---------------    --------------
                                                     3,378,550          200,315
         Total expenses

Other income (expense)
  Interest income                                        3,215               37
  Interest expense                                        (562)               -
                                                ---------------    ------------
                                                         2,653               37
   Total other income (expense                 ---------------  ----------------
Loss from continuing operations                     (3,375,897)        (200,278)

Discontinued operations

  Loss from discontinued carwash and
   quick-lube operations                                 -              (56,425)
  Provision for loss on disposal of
    property, equipment and related assets               -             (350,000)
                                                 ---------------   -------------
         Loss from discontinued operations               -             (406,425)
                                                 ---------------   -------------
Net loss                                       $    (3,375,897) $      (606,703)
                                               ================   ==============
Loss per common share
  From continuing operations                   $          (.13)  $         (.02)
  Discontinued operations
    Loss from operations                                     -             (.01)
    Loss on disposal                                         -             (.03)
                                                  ---------------   ------------
         Total loss per share                  $          (.13)   $        (.06)
                                               ================   ==============
Weighted average common shares outstanding          25,077,490       11,011,489
                                                ===============   =============


      The accompany notes are an integral part of the financial statements

                                   YSEEK, INC.
                            STATEMENTS OF CASH FLOWS

                                               Three Months Ended March 31,
                                               ---------------------------------
                                                  2001              2000
                                               --------------   ----------------
                                                 (unaudited)      (unaudited)

Cash flows from operating activities
  Net loss                                     $    (3,375,897)  $     (606,703)
                                               ----------------  ---------------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Contributed services                               8,750           15,000
      Stock issued to consultants                      104,688                -
      Depreciation and amortization                     33,991          101,722
      Writedown of intangible asset and property
        and equipment due to impairment              2,368,201            -
      Increase in interest receivable                   (3,190)           -
      Decrease in prepaid expenses                     791,072           19,504
      Increase in accounts payable and
        accrued expenses                                44,627           20,437
      Increase in accrued loss from
       discontinued operations                               -          350,000
                                                 --------------   --------------
             Total adjustment                        3,348,139          506,663
                                                --------------    --------------
        Net cash used in operating activities          (27,758)        (100,040)

Cash flows from investing activities
  Acquisition of property and equipment                      -           (4,040)
                                                  ------------    --------------
Cash flows from financing activities
  Payments on notes payable                             (1,005)         (14,460)
  Net proceeds from issuance of stock                        -           34,524
  Net advances from stockholders                        28,639           49,320
                                                ---------------    ------------
   Net cash provided by financing activities            27,634           69,384
                                                ---------------    -------------
Net decrease in cash                                      (124)         (34,696)

Cash, beginning of period                                1,050           37,625
                                                 ---------------    ------------
Cash, end of period                              $         926   $        2,929
                                                 =============    ==============

      The accompany notes are an integral part of the financial statements

                                   YSEEK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental disclosures of noncash investing and financing activities:

In March 2000, the Company issued 125,000 shares of stock for capitalized software valued at $98,750.

Supplemental disclosure of cash flow information:

The Company paid approximately $562 and $15,000 in interest for the three months ended March 31, 2001 and 2000, respectively.

                                   YSEEK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

The information presented herein as of March 31, 2001, and for the three-months ended March 31, 2001 and 2000, is unaudited.

(1)   Basis of Presentation:

The accompanying financial statements of Yseek, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2000.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. In comput-ing diluted loss per share, warrants exercisable into common shares were excluded because the effect is antidilutive.


(2)   Loss From Impairment of Assets:

In December 1999, the Company purchased all the outstanding stock of Rankstreet.com, Inc. The total purchase price of $2,763,510 (including the value of contingent shares issued in May, 2000 and February, 2001) was classified as goodwill. The goodwill was being amortized over five years and as of December 31, 2000, accumulated amortization totaled $525,082.

Additionally, during 2000 the Company contracted with consultants to develop a web site for Rankstreet. The web site was capitalized with a value of $206,250 and was being amortized over three years. Accumulated amortization as of December 31, 2000 was $59,289.

In April 2001, the existing management and Board of Directors of the Company resigned and were replaced by individuals with experience with internet based businesses. The new Board of Directors evaluated the website and the goodwill that was acquired in the purchase of Rankstreet.com, Inc. and deemed it to be impaired and of no future value to the Company. Therefore the assets were written down to zero resulting in a loss from impairment of $2,368,201. This loss is reflected in the March 2001 statement of operations as loss from impairment

(3)    Stock Transactions:

During January and February of 2001, the Company issued 150,000 shares of common stock to individuals and other entities for services performed during the first quarter of 2001. The Company recognized an expense of $31,250, the market value of the shares less a 50% discount because the shares are unregistered and the Company stock is not easily marketable.

During January and February of 2001, the Company issued 200,000 and 125,000 shares of common stock under six month and one year consulting agreements, respectively. The Company recorded a prepaid expense of $73,438 related to these agreements, the market value of the shares less a 50% discount because the shares are unregistered and the stock is not easily marketable. During the first quarter of 2001, the Company expensed $30,859 utilizing the straight line method over the life of the agreements. Additionally, options were granted to an individual as part of one of the agreements. The option agreement allows for the purchase of 75,000 shares of Company common stock for $.50 per share for a period of three years. The other consulting agreement included issuance of 500,000 warrants at an exercise price of $.50 per share.

      -------------------

During February 2001, the Company issued the final contingent 1,000,000 shares related to the 1999 business acquisition. The Company capitalized goodwill of $203,100, the market value of the shares less a 50% discount because the shares are unregistered, are a significant block of stock and the Company stock is not easily marketable. See Note 2 regarding goodwill.

(4)   Subsequent Events:
      ------------------

On April 9, 2001 the President of the Company resigned from all duties and responsibilities.

On April 23, 2001, the Company borrowed $40,000 from a relative of an Board member. The note calls for interest at a rate of 14% per annum. Interest and principal are due in full on April 22, 2002. The note is uncollateralized.

Item 2. Management's Discussion and analysis of Financial Condition and Results of Operation


PLAN OF OPERATION

In the fourth quarter of 2000 and the first quarter of 2001, the Company entered into strategic alliances with companies and individuals with substantial experience in the Internet industry. The alliances allowed the Company to acquire management and marketing expertise through consulting agreements. Additionally, the Company acquired a ten-year software license for the use of a keyword biddable search engine and related domain names. Lastly, the Company entered into two traffic promotion agreements whereby each promoter will provide an aggregate of 45,000,000 hits to the Company web site. The Company issued stock in exchange for these agreements enabling the Company to move forward on its plans without the use of any funds.

In April 2001, the Company's officers resigned. Individuals affiliated with the consultants noted above were elected to the Board of Directors. These individuals have substantial experience with profitable Internet companies and web sites.

The Company's plans for the next twelve months include the launching of its search engine, Yseek.com. With the traffic promotion agreements in place, the Company believes there will be sufficient traffic to make the site a profitable internet portal. Additionally the Company's expansion plans include acquiring and developing other profitable business ventures.

In conjunction with planning the course of action for the next twelve months, the new Board of Directors investigated the viability of Rankstreet.com. Rankstreet was to be an all-in-one Web site including a directory, web counter and business to business Internet advertising agency. The Board determined that there was no value in pursuing the marketing and enhancement of the Rankstreet web site and has abandoned any such plans.

The Companies plans to market the Yseek.com search engine and to acquire and develop other profitable business ventures which will require additional funds. As of March 31, 2001 the Company had no available funds. During April 2001, the Company received a $40,000 loan from a relative of a Board member. The loan bears interest at 14% per annum and is due in April 2002. The Company currently is planning a private placement to raise $500,000. Two of the Company's board members have guaranteed $100,000 of the private placement offering. Ultimately, the Company believes it needs to raise an additional $2,000,000 to fully implement its plans.

There is currently no expected purchase or sale of plant and equipment or expected significant changes in the number of employees. However, if the Company is successful in its fund raising efforts then the Company plans to hire staff and acquire and develop other profitable business ventures.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit   Description                                                     Number

   (2)Plan of Acquisition, Reorganization,
    Arrangement, Liquidation or Succession............................. ....None

   (3)Articles of Incorporation and By-Laws............................. ...None

   (10.1) Marshlack Promissory Note dated April 23, 2001......................11

    (11)Statement re: computation of per share earnings......... ......Note 1 to
                                                                       Financial
                                                                      Statements

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

    (19)Report Furnished to Security Holders ...............................None

    (22)Published report regarding matters submitted to vote................None

    (23)Consents of Experts and Counsel.....................................None

    (24)Power of Attorney...................................................None

    (27)Financial Data Schedule.............................................None

    (99)Additional Exhibits.................................................None


(b) REPORTS ON FORM 8-K:

On April 23, 2001, the Company filed a report on Form 8-K reprting the election of a new board of directors under Item 1 Changes in Control and Item 6 Resignation of Registrants' Directors.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               YSEEK, INC.



Dated:  May 1, 2001           By:  /s/ Bruce Hammil
                              --------------------------
                               BRUCE HAMMIL, President

                                    EXHIBITS

                                PROMISSORY NOTE
                                 TAMPA, FLORIDA
                         WITH BALLOON PAYMENT PROVISION

$40,000.00                                                        April 23, 2001

         FOR VALUE RECEIVED the undersigned Yseek, Inc., a Florida corporation, "Maker" promises to pay to the order of Dan Marshlack, the principal sum of Forty Thousand ($40,000.00) as follows:

         With interest at the rate of 14% per annum payable in one balloon payment of principal and accrued interest, of $46,500.00, due on April 22, 2002, payable at 825 Capri Boulevard, Treasure Island, Florida 33706.

         Any payment hereunder shall be applied first to principal and then to interest. In the event that a payment is not received when due, then this note shall be in default. On a default in payment the holder of this note may without notice or demand accelerate the balance due under this note and demand payment in full. On a default in payment all persons liable herein, jointly and severally waive, protest and agree to pay all expenses of collection with reasonable attorney's fees, including appellate proceedings or bankruptcy proceedings. The holder may forbear and enforce defaults and extend the time of any payment without notice and without discharging or affecting the liability of any person liable hereon. Upon default in payment of amounts due under this note, all unpaid amounts shall bear interest at the maximum rate allowed by law. Time is of the essence.

         The Maker and all sureties, guarantors, and endorsers jointly and severally waive demand and presentment for payment, notice of dishonor, notice of nonpayment, notice of protest and protest; and all other notices or demands in connection with the delivery, acceptance, performance, default, endorsement, or guaranty of this Note.

         Each party, including the Maker and any endorser, surety, or guarantor, waives all right to trial by jury in any action or proceeding instituted in respect to this Note.

         Maker shall have the right to prepay said note at any time without penalty.

         Whenever used herein, the terms "holder", "maker", and "payee" shall be construed in the singular or plural as the context may require or admit.

         This Note shall be construed under the laws of the State of Florida, including the Uniform Commercial Code, as enacted and in force in the State of Florida. The Maker and endorser of this Note accept, submit, and consent to the jurisdiction of the state and federal courts in the State of Florida in any action arising out of or connected with the collection of the debt represented by this Note.

         The Maker and endorsers waive presentment, demand, notice of dishonor, protest, and notice of nonpayment and protest.

/s/ Bruce C. Hammil

--------------------------------
Yseek, Inc.,- Maker
By its President, Bruce C. Hammil