Form 10QSB
period 2001-06-30
YSEEK INC
filed 2001-08-14
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of August 13, 2001 was 22,315,100.

                         Table of Contents to Form 10QSB

Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)


         Balance Sheet June 30, 2001..........................................2

         Statements of Operations -  six Months

         Ended June 30, 2001 and 2000  .......................................3

         Statements of Cash Flows - six Months

         Ended June 30, 2001 and 2000.........................................4

         Notes to Financial Statements........................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............8

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds..........................None

Item 3.  Reports on 8-K.................................................... None

Item 6.  Exhibits and Reports on Form 8-K...................................None

                                   YSEEK, INC.
                                  BALANCE SHEET




                                                               June 30, 2001
                                                               --------------
                                                                (unaudited)
                                     ASSETS


Current assets
  Cash                                                    $              5,348
  Prepaid expenses                                                   1,565,321
                                                          ---------------------
         Total current assets                                        1,570,669
                                                          ---------------------
Property and equipment, net                                            615,855
Other assets
  Shareholder loan receivable                                          136,955
                                                          ---------------------
Total Assets                                              $          2,323,479
                                                          ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                   $              11,781
  Current maturities of notes payable                                    44,579
                                                          ---------------------
         Total current liabilities                                       56,360
                                                          ---------------------
Long-term debt, less current portion                                      8,790
                                                          ---------------------
Stockholders' equity
  Common stock; $.0001 par value; 50,000,000 shares
    authorized; 22,315,100 shares issued and outstanding                  2,231
  Paid in capital                                                     8,152,562
  Accumulated deficit                                                (5,896,464)
                                                            -------------------
         Total stockholders equity                                    2,258,329

                                                             ------------------
Total Liabilities and Stockholders' Equity                            2,323,479
                                                             ==================


      The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.
                            STATEMENTS OF OPERATIONS



                                                           Three Months Ended                  Six Months Ended
                                                                 June 30                           June 30,
                                                         2001              2000             2001              2000
                                                    (unaudited)      (unaudited)       (unaudited)      (unaudited)


Revenues                                            $           171        $      -       $        171   $           -
                                                        -----------        ----------        ---------       -----------
Expenses
  Selling, general and administrative                       827,415          485,696         1,837,764           686,011
                                                        -----------        ----------        ---------       -----------
         Total expenses                                     827,415          485,696         1,837,764           686,011
                                                        -----------        ----------        ---------       -----------
Other income (expense)
  Interest income                                             2,888            2,180             6,103             2,217
  Interest expense                                           (1,608)            (660)           (2,170)             (660)
                                                        -----------        ----------        ---------       -----------
         Total other income (expense)                         1,280            1,520             3,933             1,557

                                                        -----------        ----------        ---------       -----------
Loss from continuing operations                            (825,964)        (484,176)       (1,833,660)         (684,454)

Discontinued operations
  Income (loss) from discontinued carwash and
    quick-lube operations                                     -                  629             -               (55,796)
  Loss on disposal of property, equipment and
    related assets                                            -                    -             -              (350,000)
                                                        -----------        ----------        ---------       -----------
         Loss from discontinued operations                    -                  629             -              (405,796)

                                                        -----------        ----------        ---------       -----------
Net Loss                                            $      (825,964) $      (483,547)  $    (1,833,660) $     (1,090,250)
                                                    ===============  ================   ===============  ================
Loss per common share
  From continuing operations                        $          (.03) $           (.04) $          (.07) $           (.06)
  Discontinued operations:
    Loss from operations                                      -                     -            -                  (.01)
    Loss on disposal                                          -                     -            -                  (.03)
                                                    ---------------  ----------------  ---------------  ----------------
         Total loss per share                       $          (.03) $           (.04) $          (.07) $           (.10)
                                                    ===============  ================   ===============  ================
Weighted average common shares outstanding               24,715,100       11,742,956        24,896,295        11,378,152


     The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                   June 30,
                                                                                            2001              2000
                                                                                       (unaudited)      (unaudited)


Cash flows from operating activities
  Net loss                                                                             $    (1,833,660) $    (1,090,250)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock issued for services                                                                104,688          273,540
      Contributed services                                                                       8,750           23,750
      Depreciation and amortization                                                             50,341          247,806
      Loss from disposal of assets from discontinued operations                                  -               350,000
      Loss from disposal of equipment                                                           13,566              -
      Writedown of property and equipment due to impairment                                    129,773              -
      Recovery of amortization expense due to stock recision                                  (324,187)             -
      Decrease in prepaid expenses                                                           1,784,148            7,030
      Increase in interest receivable                                                           (7,577)             -
      Increase (decrease) in accounts payable and accrued expenses                             (20,494)          30,928
                                                                                       ---------------
             Total adjustments                                                               1,739,008          933,054

                                                                                       ---------------
        Net cash used in operating activities                                                  (94,652)        (157,196)

Cash flows from investing activities
  Acquisition of property and equipment                                                          -               (5,187)
  Decrease in deposits and other assets                                                         30,000            2,600
  Net proceeds from sale of discontinued business segment                                        -              223,071
                                                                                       ---------------       ----------
        Net cash provided by investing activities                                               30,000          220,484
                                                                                        --------------       ----------
Cash flows from financing activities
  Payments on notes payable                                                                     (1,934)         (15,363)
  Net proceeds from issuance of stock                                                              -           34,524
  Net proceeds from issuance of note payable                                                    40,000             -
  Net advances from stockholder                                                                 30,884           62,275
                                                                                        --------------       ----------
        Net cash provided by financing activities                                               68,950           81,436
                                                                                       ---------------       ----------
Net increase in cash and cash equivalents                                                        4,298          144,724

Cash and cash equivalents, beginning of period                                                   1,050           37,626

                                                                                       ---------------        ---------
Cash and cash equivalents, end of period                                               $         5,348    $     182,350
                                                                                       ===============     ============

     The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)




Supplemental disclosures of noncash investing and financing activities:

In June 2001, 3,000,000 shares of common stock were returned to the Company related to goodwill originally valued at $2,562,500.

The Company issued 1,235,000 shares of stock for goodwill and capitalized software valued at $1,206,250 during the six months ended June 30, 2000.

The Company issued 297,000 shares of stock for contributed services valued at $273,540 during the six months ended June 30, 2000.

Supplemental disclosure of cash flow information:

The Company paid approximately $1,087 in interest for the six months ended June 30, 2001 and $33,000 in interest for the six months ended June 30, 2000.







 The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



The information presented herein as of June 30, 2001, and for the three and six -months ended June 30, 2001 and 2000, is unaudited.

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

Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December'31, 2000.

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


(2)   Reformation Agreement and Loss From Impairment of Assets:

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

In April 2001, the existing management and Board of Directors of the Company resigned and were replaced by individuals with experience with internet based businesses. The new Board of Directors evaluated the website and the goodwill that was acquired in the purchase of Rankstreet.com, Inc. and deemed it to be impaired and of no future value to the Company. Therefore the assets were written down to zero resulting in a loss from impairment of $2,368,201. This loss was reflected in the March 2001 statement of operations as selling, general and administrative expenses.

Upon further investigation by the Company's new management it was determined that certain contingencies in the original acquisition agreement had not been met. In June 2001, the original stockholders of Rankstreet.com, Inc. entered into a reformation agreement with the Company. This agreement concluded that the 3,000,000 shares issued in December 1999 and May 2000 would be returned since the contingencies related to these shares had not been met. Those shares were returned to the Company in June 2001. This reformation results in a reduction in goodwill related to the Rankstreet acquisition of $2,562,500, the original value of the shares issued. This results in the elimination of the impairment related to goodwill and the recovery of amortization in the amount of $324,187. The impairment loss due to the Rankstreet website remains unchanged. The March 31, 2001 financial statements have been restated to reflect this agreement.

(3) Stock Transactions:

During January and February of 2001, the Company issued 150,000 shares of common stock to individuals and other entities for services performed during the first quarter of 2001. The Company recognized an expense of $31,250, the market value of the shares less a 50% discount because the shares are unregistered and the Company stock is not easily marketable.

During January and February of 2001, the Company issued 200,000 and 125,000 shares of common stock under six month and one year consulting agreements, respectively. The Company recorded a prepaid expense of $73,438 related to these agreements, the market value of the shares less a 50% discount because the shares are unregistered and the stock is not easily marketable. The Company expensed $61,719 and $30,859 utilizing the straight line method over the life of the agreements for the six month and three month periods ended June 30, 2001, respectively. Additionally, options were granted to an individual as part of one of the agreements. The option agreement allows for the purchase of 75,000 shares of Company common stock for $.50 per share for a period of three years. The other consulting agreement included issuance of 500,000 warrants at an exercise price of $.50 per share.

During February 2001, the Company issued the final contingent 1,000,000 shares related to the 1999 business acquisition. The Company capitalized goodwill of $203,100, the market value of the shares less a 50% discount because the shares are unregistered, are a significant block of stock and the Company stock is not easily marketable. See Note 2 regarding goodwill and shares rescinded.


(4)   Note Payable:

On April 23, 2001, the Company borrowed $40,000 from a relative of a Board member. The note calls for interest at a rate of 14% per annum. Interest and principal are due in full on April 22, 2002. The note is uncollateralized.

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

In conjunction with planning the course of action for the next twelve months, the new Board of Directors investigated the viability of Rankstreet.com. Rankstreet was to be an all-in-one Web site including a directory, web counter and business to business Internet advertising agency. The Board determined that there was no value in pursuing the marketing and enhancement of the Rankstreet web site and has abandoned any such plans. Additionally, management determined that the contingencies stated in the acquisition agreement had not been met. In June, 2001, the former stockholders of Rankstreet.com, Inc. entered into a reformation agreement and returned 3,000,000 shares for which the contingencies were not met.

The Companies plans to market the Yseek.com search engine and to acquire and develop other profitable business ventures which will require additional funds. During April 2001, the Company received a $40,000 loan from a relative of a Board member. The loan bears interest at 14% per annum and is due in April 2002.

As of June 30, 2001 the Company had minimal available funds. However, most of the Company's operations are being conducted within the consulting agreements entered into in the fourth quarter of 2000 and the cash outflows have been substantially reduced. Additionally two of the Company's officers and board members have agreed to fund the Company's operations as they currently exist.

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

    (15)Letter re: Unaduited Interim Financial Information..................None

    (16)Letter regarding Changes in Certifying Accountant...................None

    (18)Letter on change in accounting principles...........................None

    (19)Report Furnished to Security Holders ...............................None

     (22)Published report regarding matters submitted to
     vote...................................................................None

    (23)Consents of Experts and Counsel.....................................None

    (24)Power of Attorney...................................................None

    (99)Additional Exhibits.................................................None


(b) REPORTS ON FORM 8-K:

NONE

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               YSEEK, INC.



Dated: August 14, 2001          By:  /s/ Bruce Hammil
                              --------------------------
                               BRUCE HAMMIL, President