Form 10QSB
period 2001-09-30
YSEEK INC
filed 2001-11-14
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       or

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


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of November 14, 2001 was 22,315,100.

                         Table of Contents to Form 10QSB

Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)


         Balance Sheet September 30, 2001...................................F-1

         Statements of Operations -  Nine Months

         Ended September 30, 2001 and 2000  ................................F-2

         Statements of Cash Flows - Nine Months

         Ended September 30, 2001 and 2000..................................F-3

         Notes to Financial Statements........................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............9

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds .........................None

Item 3.  Reports on 8-K.................................................... None

Item 6.  Exhibits and Reports on Form 8-K...................................None

                                   YSEEK, INC.
                                  BALANCE SHEET

                                                               September 30,
                                                                  2001
                                                               -------------
                                                               (unaudited)
                                     ASSETS

Current assets
  Cash                                                    $                 11
  Prepaid expenses                                                     616,536
  Other receivables                                                      3,075
                                                          ---------------------
         Total current assets                                          619,622
                                                          --------------------
Property and equipment, net                                            599,505

Other assets
  Shareholder loan receivable                                          135,971
                                                          ---------------------
Total Assets                                              $          1,355,098
                                                           ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                  $              13,522
  Current maturities of notes and loans payable                         74,951
                                                         ---------------------
         Total current liabilities                                      88,473
                                                         ---------------------
Long-term debt, less current portion                                     7,536
                                                         ---------------------
Stockholders' equity
  Common stock; $.0001 par value; 50,000,000 shares
    authorized; 22,315,100 shares issued and outstanding                 2,231
  Paid in capital                                                    8,152,562
  Accumulated deficit                                               (6,895,704)
         Total stockholders' equity                                  1,259,089
                                                          ---------------------
Total Liabilities and Stockholders' Equity               $           1,355,098
                                                          ====================

      The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.
                           STATEMENTS OF OPERATIONS

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
                                                         2001              2000             2001              2000
                                                    (unaudited)      (unaudited)       (unaudited)      (unaudited)

Revenues                                            $           214  $            -    $           385  $            -
                                                    ---------------  ----------------  ---------------  ----------------
Expenses
  Selling, general and administrative                       997,689          791,698         2,835,453         1,477,709
                                                    ---------------    ----------------
         Total expenses                                     997,689          791,698         2,835,453         1,477,709
                                                    ---------------  ----------------  ---------------  ----------------
Other income (expense)
  Interest income                                               583            1,999             6,686             4,216
  Interest expense                                           (2,348)          (3,424)           (4,518)           (4,084)
                                                     ---------------  ---------------   ----------------  ---------------
         Total other income (expense)                        (1,765)          (1,425)            2,168               132

                                                    ---------------  ----------------  ---------------  ----------------
Loss from continuing operations                            (999,240)        (793,123)       (2,832,900)       (1,477,577)
                                                    ---------------  ----------------  ---------------  ----------------
Discontinued operations
  Income (loss) from discontinued carwash and
    quick-lube operations                                     -                -                 -               (55,796)
  Loss on disposal of property, equipment and
    related assets                                            -                -                 -              (350,000)
                                                    ---------------   ---------------   ---------------  ----------------
         Loss from discontinued operations                    -                -                 -              (405,796)

Net loss                                            ---------------   ---------------    ---------------  ----------------
                                                    $      (999,240) $      (793,123)  $    (2,832,900) $     (1,883,373)
                                                     ==============   ===============   ===============  ================
Loss per common share
  From continuing operations                        $          (.04) $          (.06)  $          (.12) $           (.13)
  Discontinued operations:
    Loss from operations                                      -                -                 -                 -
    Loss on disposal                                          -                -                 -                  (.03)
                                                    ---------------  ----------------- ---------------  ----------------
         Total loss per share                       $          (.04) $          (.06)  $          (.12) $           (.16)
                                                     ==============   ===============   ===============  ================

Weighted average common shares outstanding               22,315,100       12,776,389        23,947,203        11,844,231
                                                     ==============   ===============   ===============  ================


      The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                   ---------------------------
                                                                                    2001              2000
                                                                                   ---------------------------
                                                                                  (unaudited)      (unaudited)
Cash flows from operating activities
  Net loss                                                                 $    (2,832,900) $    (1,883,373)
                                                                            ---------------  ---------------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock issued for services                                                    104,688          805,920
      Contributed services                                                           8,750           32,500
      Depreciation and amortization                                                 66,691          393,890
      Loss from disposal of assets from discontinued operations                        -            350,000
      Loss from disposal of equipment                                               13,566            -
      Writedown of property and equipment due to impairment                        129,773            -
      Recovery of amortization expense due to stock recision                      (324,187)           -
      Decrease in prepaid expenses                                               2,732,933           16,015
      Increase in interest receivable                                               (8,249)           -
      Increase in other receivables                                                 (3,075)           -
      Increase (decrease) in accounts payable and accrued expenses                 (18,639)          14,974
                                                                            ---------------    -------------
             Total adjustments                                                   2,702,251        1,613,299

                                                                            ---------------    -------------
        Net cash used in operating activities                                     (130,649)        (270,074)
                                                                            ---------------    -------------
Cash flows from investing activities
  Acquisition of property and equipment                                              -               (5,187)
  Decrease in deposits and other assets                                             30,000            2,600
  Net proceeds from sale of discontinued business segment                            -              223,071
                                                                           ---------------    -------------
        Net cash provided by investing activities                                   30,000          220,484
                                                                            ---------------    -------------
Cash flows from financing activities
  Payments on notes payable                                                         (3,130)        (16,307)
  Net proceeds from issuance of stock                                                   -          236,274
  Net proceeds from issuance of note and loans payable                              70,200            -
  Net advances from stockholder                                                     32,540        (162,082)
        Net cash provided by financing activities                                   99,610          57,885
                                                                           ---------------     -------------
Net increase (decrease) in cash and cash equivalents                               (1,039)           8,295

Cash and cash equivalents, beginning of period                                      1,050           37,626

                                                                            ---------------     -----------
Cash and cash equivalents, end of period                                  $            11   $       45,921
                                                                          ===============    ===============

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

The Company issued 297,000 shares of stock for contributed services valued at $273,540 during the nine months ended September 30, 2000.

Supplemental disclosure of cash flow information:

The Company paid approximately $1,572 in interest for the nine months ended September 30, 2001 and $33,700 in interest for the nine months ended September 30, 2000.

                                   YSEEK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

The information presented herein as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, is unaudited.

(1)    Basis of Presentation:
       ---------------------

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

Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2000.

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

(2)    Reformation Agreement and Loss From Impairment of Assets:
       --------------------------------------------------------

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

(3)     Stock Transactions:
        ------------------

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

(4)    Note Payable:
       ------------
On April 23, 2001, the Company borrowed $40,000 from a relative of a Board member. The note calls for interest at a rate of 14% per annum. Interest and principal are due in full on April 22, 2002. The note is uncollateralized.

During the three months ended September 30, 2001, the Company borrowed $30,200 from two officers of the Company and a Company owned by officers. There are currently no terms, except the loans will accrue interest at a rate of 14% per annum.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit   Description                                                     Number

(2)  Plan of Acquisition, Reorganization,
     Arrangement, Liquidation or Succession................................None

(4)  Instruments defining the rights of holders, including Indentures      None

(10) Material contracts ...................................................None

(11) Statement re: computation of per share earnings..................Note 1 to
                                                                      Financial
                                                                     Statements

(15) Letter re: Unaduited Interim Financial Information....................None

(18) Letter on change in accounting principles.............................None

(19) Report Furnished to Security Holders .................................None

(22) Published report regarding matters submitted to
     vote..................................................................None

(23) Consents of Experts and Counsel.......................................None

(24) Power of Attorney.....................................................None

(99) Additional Exhibits...................................................None


(b) REPORTS ON FORM 8-K:

NONE

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      YSEEK, INC.



Dated: October 23, 2001               By: /s/ Bruce Hammil
                                      --------------------------
                                      BRUCE HAMMIL, President,
                                      Chief Executive Officer,
                                      Chief Financial Officer and
                                      Chief Operating Officer