Form 10KSB
period 2001-12-31
YSEEK INC
filed 2002-04-02
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
                 [X] Annual report under section 13 or 15 (D) of
                   the Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 2001

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

                       412 East Madison Street, Suite 1000
                              Tampa, Florida 33602
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (813) 926-1603

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

                      Name of exchange on which registered

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

     The issuer's revenue for the most recent fiscal year ending December 31, 2001, was $477.

     The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2002, was approximately $2,822,400.

     The number of shares of the Company's common stock, par value $.0001 per share, outstanding as of March 26, 2002, was 22,315,100.

Transitional Small Business Disclosure Format (Check One) Yes____ No X




Part I

Item 1.  Description of Business

The Company

Yseek, Inc. is a Florida Corporation formed on September 23, 1997 ("Yseek"). The Company is engaged in the business of operating an Internet search portal WWW.Yseek.com., and derives substantially all of its income from advertising and internet-linking agreements.

The Company was originally formed to develop, own and operate a chain of full-service car washes and express oil change centers. The Company is a successor to Steele Holdings, Inc., a Florida Corporation formed on August 13, 1997. Rachel Steele was the sole shareholder of and President of Steele Holdings. On January 20, 1998, the Company and Steele Holdings, Inc., were reorganized with all the assets of Steele Holdings being transferred into the Company. All 6,000 authorized shares of common stock were exchanged on a one to one thousand basis for shares in the Company. After the reorganization, all stock in the Company was owned by the Company's president, Rachel Steele. Steele Holdings has conducted no other business, held no other assets and was dissolved on October 16, 1998. On October 22, 1999, the Company changed its name to SwiftyNet.com, Inc. On January 29, 2001, the Company changed its name to Yseek, Inc.

The Company constructed an oil change center in Palm Harbor, Florida on real property owned by the Company (the "Center"). The approximately one (1) acre site was purchased from Champion Hills by the Company's predecessor for $312,500. The first Center was opened on January 18, 1999.The Center was sold on April 19, 2000, for a cash sales price of $1,000,000. The sales price was determined through arms-length negotiations. The car wash was purchased by In and Out Express Lube, Inc. There were no material relationships between the purchaser and the Company or its affiliates, or any officer or director, or any associate of such officer or director.

In November 2000, the Company entered into a non-exclusive 10-year license for web-based Internet search software with Norman J. Jester, III, for a total consideration of 1,665,000 restricted shares of common stock. In January 2001, the Company used the software to begin operating the Yseek.com web site. Yseek.com provides a free search engine and links by category to other World Wide Web sites at [www.yseek.com] The Company anticipates Yseek.com advertising revenues will increase. We do not know if the site will ever be profitable.

Industry Description and Outlook

Competition among internet portals and search engines is significant. Yseek's success will depend on the continued growth and success of markets for goods, services and information on the Internet. A substantial portion of Yseek's future revenues and profits will depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by potential customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, use of the Internet and other online services as a medium of commerce may not continue to develop. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there are few proven services and products. The Company's success will depend on its ability to attract and retain users. The Yseek, Inc. search engine competes with other web sites which also offer similar services for free. The success of the Company's web site, and therefore the profitability of the Company, is dependent upon Yseek's ability to attract and retain users. The completion of other established web sites such as Yahoo Google and Alta Vista, which are better funded and more extensively advertised, may adversely affect the Company's ability to attract and retain users.

Business Strategy

The Company intends to continue to focus its efforts on the development in the Internet market and marketing of the Yseek web site. The success of the web site will depend upon the continued growth of the Internet in the future, the Company intends to continue to look for opportunities to purchase and develop new and innovative Internet and other technologies and will continue to diversify its business.

Government Regulation

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

As an Internet business, the Company is subject to some regulation in every state, as well and federal regulation. The Company believes that the number of regulations will continue to increase and that compliance will become more expensive. Currently the Company believes that it is in compliance with all state and federal regulations.

Marketing

Marketing of the Company's web site was provided through linking agreements with other web sites. Yseek had retained Candidhosting.com, Inc. and Voice Media to increase use of Yseek's web site. However, both agreements have expired.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the 2001 year. The Company's name change to Yseek, Inc. was approved by a majority of the Company's outstanding shares without a meeting.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock are traded on the Over-the-Counter Bulletin Board. The high and low sales prices for each quarter since then are as follows:

                                                     Common Stock
                                    High                                Low

         1st quarter 2000           $4.00                              $1.563
         2nd quarter 2000           $3.5633                   $1.500
         3rd quarter 2000           $1.844                             $ .875
         4th quarter 2000           $1.375                             $ .344
         1st quarter 2001           $0.719                    $0.72
         2nd quarter 2001           $0.38                     $0.188
         3rd quarter 2001           $0.34                              $0.08
         4th quarter 2001           $0.23                              $0.06




The approximate number of holders of record of common stock is 110. No dividends have been declared to date. The future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

Recent  Sales  of the  Company's  Securities.

None

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of Yseek, Inc. for the year ended December 31, 2001 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Business Strategy and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, Yseek expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Item 6. Management's  Discussion and Analysis or Plan of Operation

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

PLAN OF OPERATION

In the fourth quarter of 2000 and the first quarter of 2001, the Company entered into strategic alliances with companies and individuals with substantial experience in the Internet industry. The alliances allowed the Company to acquire management and marketing expertise through consulting agreements. Although these agreements expired near the end of 2001, certain individuals are continuing to provide management and marketing experience both in their roles as consultants and in some cases as officers of the Company. Those individuals are expected to continue to provide services, most likely in exchange for stock. This will allow the company to continue to move forward without the use of its limited funds.

Additionally, the Company acquired a ten-year software license for the use of a keyword biddable search engine and related domain names. The Company entered into two traffic promotion agreements whereby each promoter provided hits to the Company web site. The Company issued stock in exchange for these agreements enabling the Company to move forward on its plans without the use of any funds.

In April 2001, the Company's officers resigned. Individuals affiliated with the consultants noted above were elected to the Board of Directors. These individuals have substantial experience with profitable Internet companies and web sites.

The Company's plans for the next twelve months include the continued promotion of its Web search portal, Yseek.com. The search portal was launched in mid 2001 and the company has entered into several agreements with search engines during the 3rd and 4th quarters of 2001. Other companies owned by officers of the Company have continued to provide traffic to the Yseek site and the Company is pursuing other options for traffic generation alliances. The Company believes there will be sufficient traffic to make the site a profitable internet portal. The Company's officers and consultants are involved with the internet industry on a full time basis and are proceeding cautiously to attempt to learn from the success and failures of other internet companies.

Additionally the Company's expansion plans include acquiring and developing other profitable business ventures. The Company is currently exploring several possible acquisitions however there are no pending letters of intent, active negotiations or other plans.

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

The Company plans to market the Yseek.com search engine and to acquire and develop other profitable business ventures that will require additional funds. During April 2001, the Company received a $40,000 loan from a relative of a Board member. The loan bears interest at 14% per annum and is due in April 2002. During the 3rd and 4th quarters of 2001, the Company received $55,000 from two officers of the Company and a company owned by officers. These funds bear interest at 14% and are currently due on demand.

As of December 31, 2001 the Company had minimal available funds. However, most of the Company's operations are being conducted within the consulting agreements entered into in the fourth quarter of 2000 and the cash outflows have been substantially reduced. Additionally two of the Company's officers and board members have agreed to fund the Company's operations as they currently exist.

There is currently no expected purchase or sale of plant and equipment or expected significant changes in the number of employees.

Item 7. Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Yseek, Inc.

We have audited the accompanying balance sheet of Yseek, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the management of Yseek, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yseek, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants
Tampa, Florida

March 29, 2002

                 The accompanying notes to financial statements

                     are an integral part of this statement.


                                   YSEEK, INC.
                                  BALANCE SHEET

                                DECEMBER 31, 2001

                                     ASSETS


Current assets

  Cash                                                        $             238
  Other receivables                                                       2,025
                                                               -----------------
         Total current assets                                             2,263
                                                               -----------------
Software license,       net                                             583,154
                                                               -----------------
Other assets

  Shareholder loan receivable, net of allowance for
    doubtful accounts of $128,442                                        11,165
                                                               -----------------
Total Assets                                                            596,582
                                                               -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                       $          34,897
  Current maturities of long-term debt                                   99,931
                                                               -----------------
         Total current liabilities                                      134,828
                                                               -----------------
Long-term debt, less current maturities                                   6,234
                                                               -----------------
Commitments and contingencies

Stockholders' equity

  Common stock;  $.0001 par value;  50,000,000 shares authorized;
    22,315,100 shares issued and outstanding                             2,231
  Paid-in capital                                                    8,152,562
  Accumulated deficit                                               (7,699,273)
                                                                ----------------
      Total stockholders' equity                                      455,520
                                                               ----------------
Total Liabilities and Stockholders' Equity                             596,582
                                                               ----------------

                 The accompanying notes to financial statements

                    are an integral part of these statements.

                                   YSEEK, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                   2001               2000
                                            ------------------ -----------------
Revenues                                    $             477  $              -
                                            ------------------ -----------------
Expenses

  Selling, general and administrative               3,640,859         2,275,193
                                            ------------------ -----------------
         Total expenses                             3,640,859         2,275,193
                                            ------------------ -----------------
Other income (expense)
  Interest income                                      11,888             9,068
  Interest expense                                     (7,976)           (4,670)
                                            ------------------ -----------------
         Total other income (expense)                   3,912             4,398
                                            ------------------ -----------------
Loss from continuing operations                    (3,636,470)       (2,270,795)
                                            ------------------ -----------------
Discontinued operations
 Loss from discontinued carwash
    and quick-lube operations                          -                (53,719)
  Loss on disposal of property, equipment
    and related assets                                 -               (350,000)
                                            ------------------ -----------------
         Loss from discontinued operations             -               (403,719)

                                            ------------------ -----------------
Net loss                                    $      (3,636,470)  $    (2,674,514)

Loss per common share

  From continuing operations                $            (.15)  $          (.14)
  Discontinued operations
    Loss from operations                                   -                 -
    Loss on disposal                                       -               (.03)
                                            ------------------- ----------------
         Total loss per share               $            (.15)  $          (.17)

Weighted average common shares outstanding         23,605,698        16,018,736
                                            ------------------- ----------------

                 The accompanying notes to financial statements

                     are an integral part of this statement.

                                  YSEEK, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                   Total

                                                              Common Stock         Paid-In       Accumulated        Stockholders'
                                                               Shares      Amount    Capital       Deficit             Equity

                                                              ----------     -----  -----------  ------------      --------------
Balance, December 31, 1999                                    10,907,120     1,090  $  3,563,721  $(1,388,289)       $  2,176,522
  Common stock sold                                              355,980        36       236,238         -                236,274
  Common stock issued for services                             9,912,000       991     4,707,679         -              4,708,670
  Common stock issued for property and equipment               1,665,000       166       849,584         -                849,750
  Common stock issued for acquisition of Rankstreet.com, Inc.  1,000,000       100       999,900         -              1,000,000
  Services donated by stockholder                                   -           -         41,250         -                 41,250
  Net loss                                                          -           -            -    (2,674,514)         (2,674,514)
                                                             ------------ ---------  -----------  ------------      -------------
Balance, December 31, 2000                                    23,840,100     2,383    10,398,372   (4,062,803)          6,337,952

  Common stock issued for services                               475,000        48       104,640         -                104,688
  Common stock issued for acquisition of Rankstreet.com, Inc.  1,000,000       100       203,000         -                203,100
  Common stock returned in reformation agreement               (3,000,000)    (300)   (2,562,200)       -             (2,562,500)
  Services donated by stockholder         8,750                             8,750

  Net loss                                                          -          -             -      (3,636,470)        (3,636,470)
                                                             ------------  -------  -------------   -------------  ---------------
Balance, December 31, 2001                                     22,315,100   $2,231  $   8,152,562  $(7,699,273)      $    455,520
                                                             ------------  --------  ------------ -------------- -----------------

                 The accompanying notes to financial statements

                    are an integral part of these statements.

                                   YSEEK, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                            2001     2000

Operating activities

  Net loss                                                                        $      (3,636,470) $(2,674,514)

  Adjustments to reconcile net loss to net cash used in operating activities:

      Contributed services                                                                    8,750   41,250

      Stock issued to consultants                                                           104,688  956,170

      Depreciation and amortization                                                          83,041  596,238

      Increase in allowance for doubtful accounts                                           128,442     -
      Writedown of property and equipment due to impairment                                 129,773     -
      Recovery of amortization expense due to stock recision                               (324,069)    -
      Loss from disposal of assets from discontinued operations                               -      350,000

      Loss from disposal of equipment                                                        13,566     -
      Increase in other receivables                                                          (2,025)    -
      Increase in interest receivable                                                       (11,863)    -
      Decrease in prepaid expenses                                                        3,349,468   448,035

      Increase (decrease) in accounts payable and accrued expenses                            2,620   (4,007)

                                                                                  ------------------ -------------
             Total adjustments                                                            3,482,391   2,387,686

                                                                                  ------------------ -------------
        Net cash used in operating activities                                              (154,079)   (286,828)

Investing activities

  Acquisition of property and equipment                                                       -          (9,801)

  Decrease (increase) in deposits and other assets                                           30,000       2,600

  Net proceeds from sale of discontinued business segment                                     -          223,071

                                                                                  ----------------- -------------
        Net cash provided by investing activities                                            30,000      215,870

                                                                                  ----------------- -------------
Financing activities

  Proceeds from issuance of notes and loans payable                                          95,000        -
  Payments on notes payable                                                                  (4,252)     (16,964)

  Net proceeds from issuance of stock and
    contribution of cash                                                                      -           236,274

  Net advances from (to) a stockholder                                                       32,519      (184,927)

                                                                                  -----------------  --------------
        Net cash provided by financing activities                                           123,267        34,383

                                                                                  -----------------  --------------
Net decrease in cash                                                                           (812)       (36,575)

Cash, beginning of year                                                                       1,050         37,625

                                                                                  -----------------  --------------
Cash, end of year                                                                 $             238         $1,050

                                                                                  -----------------   --------------

                 The accompanying notes to financial statements

                    are an integral part of these statements.

                                   YSEEK, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Supplemental disclosures of noncash investing and financing activities

                                                                                        2001               2000
                                                                                 ---------------
-----------------
  Business acquired by issuance of common stock                                   $        -         $1,000,000

  Acquisition of prepaid asset with issuance of common stock                               -          3,752,500

  Issuance of 1,262,000 shares of common stock for consulting services                     -            956,170

  Acquisition of software through the issuance of common stock                             -            849,750
In June 2001,  3,000,000  shares of common  stock were  returned  to the Company related to goodwill originally valued at $2,562,500.

-----------------------------------------------------------------------------------------------------------------------------------

Cash flow information

                                                                                        2001               2000
                                                                                  ---------------- -----------------
  Cash paid for interest                                                          $          2,016     $37,759

-------------------------------------------------------------------------------

                                   YSEEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(1)   Significant Accounting Policies:

The following is a summary of the more significant accounting policies and practices of Yseek, Inc. (the Company) which affect the accompanying financial statements.

     (a) Organization--Yseek, Inc. was incorporated on September 23, 1997.

      (b) Operations--The Company acquires and develops unique Internet companies, technologies and Web properties that have the potential to make an impact on the industry. In late 1999, the Company acquired a company that has developed a web site to provide comparative statistical analysis of Internet advertising. This web site and its technology was abandoned in early 2001. Late in 2000, the Company launched a Internet search portal called Yseek.com.

      Originally the Company was formed to develop, own and operate a chain of full-service car wash and express oil change centers. The Company owned and operated one such center from January, 1999 through April, 2000. The center was sold in April 2000. The Company discontinued this segment of business.

      (c) Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      (d) Cash--For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(e) Software license--The cost of purchased software is capitalized and depreciated using the straight-line method over the estimated useful life of ten years.

(f) Loss per common share--Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. In computing diluted earnings per share, warrants were excluded because the effects were antidilutive.

     (g) Advertising--Advertising costs are charged to operations when incurred. Advertising expense was $4,300 and $2,928 for the year ended December 31, 2001 and 2000, respectively.

      (h) Deferred income taxes-- Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

      --------------------------------

     (i) Reclassifications--Certain reclassifications have been made to 2000 financial information to conform to the 2001 presentation.
     (j) Long-lived assets--Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount and fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

(2)   Reformation Agreement and Loss From Impairment of Assets:

In December 1999, the Company purchased all the outstanding stock of Rankstreet.com, Inc. In the transaction accounted for as a purchase, the total purchase price of $2,763,510 (including the value of contingent shares issued in May, 2000 and February, 2001) was classified as goodwill. The goodwill was being amortized over five years and as of December 31, 2000, accumulated amortization totaled $525,082.

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

Upon further investigation by the Company's new management it was determined that certain contingencies in the original acquisition agreement had not been met. In June 2001, the original stockholders of Rankstreet.com, Inc. entered into a reformation agreement with the Company. This agreement concluded that the 3,000,000 shares issued in December 1999 and May 2000 would be returned since the contingencies related to these shares had not been met. Those shares were returned to the Company in June 2001. This reformation results in a reduction in goodwill related to the Rankstreet acquisition of $2,562,500, the original value of the shares issued. This resulted the recovery of amortization in the amount of $324,069. The Company recognized an impairment loss due to the Rankstreet website of $129,773.

(3)    Software License:

Software license as of December 31, 2001, consists of:

     Software license                                         $       654,005
     Less: accumulated amortization                                   (70,851)
                                                                ----------------
Software license,  net                                       $        583,154

(3)   Software License: (Continued)

     Depreciation expense was $453 and $19,417 in 2001 and 2000, respectively. Amortization expense on software, which is included in depreciation expense, was $65,401 and $5,450 in 2001 and 2000, respectively. Accumulated amortization on software license was $70,851 as of December 31, 2001.


(4)   Long-term Debt:

Long-term debt as of December 31, 2001, consists of the following:


     Note  payable to finance  company,  interest at 14.9%,  payment of $522 per
       month including interest through December 2003                                                      $
11,165

     Note payable to relative of officer,  interest of 14%, principal and interest due
       April 2002, uncollateralized
40,000

     Loan payable to officer,  interest at 14%,  principal and interest due on demand, uncollateralized
9,700

     Loan payable to officer,  interest at 14%,  principal and interest due on demand, uncollateralized
11,500

     Loan payable to company owned by two of the officers,  interest at 14%, principal and interest due on demand, uncollateralized
33,800

.................

106,165

     Less: Amounts currently due

99,931

----------------
                                                                                                    $
6,234

----------------

The following is a schedule by year of the approximate principal payments required on the above debt as of December 31, 2001:


                     Year Ending December 31,                          Amount
                             2002                               $        99,931
                             2003                                         6,234
                             2004                                            -
                             2005                                            -
                             2006                                            -

(5)   Income Taxes:

-------------------------------------------------------------------------------

No provision for income taxes has been recorded for 2001 or 2000 due to net losses incurred.

Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes and differences in lives and depreciation methods for property and equipment and intangible assets. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of realization of the benefit of the net

(5)   Income Taxes: (Continued)
      -------------

operating losses against future taxable income. The components of deferred tax assets at December 31, 2001, consist of the following:

     Deferred tax assets:
       Net operating loss                                           $  1,820,000
       Deferred start up costs and other temporary differences           31,000
       Valuation allowance                                           (1,851,000)
              Net deferred tax asset                                ------------
                                                                    $        -
                                                                    -----------
The Company has operating losses of approximately $7,000,000 which can be used to offset future taxable income. These losses begin to expire in the year 2018.

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

During 2000, the Company issued 5,790,000 shares of common stock under consulting agreements with certain individuals and companies. Some individuals and companies are related to officers or directors of Yseek. The consulting agreements are for one year and expire in late 2001. The Company recorded a prepaid expense of $2,465,500 related to these agreements, the market value of the shares less a 50% discount because the shares are unregistered, are a significant block of stock and the stock is not easily marketable. During 2001 and 2000, the Company expensed $2,169,719 and $295,781, respectively utilizing the straight line method over the life of the agreements. Additionally, options were granted to three entities as part of these agreements. See Note 9 for the terms of the option agreements.

During 2000, the Company issued 2,860,000 shares of common stock under two traffic promotion agreements with two companies related to officers and directors of Yseek. These agreements are for one year, or until the Company's web sites have received an aggregate of 45,000,000 hits under each agreement, whichever is earlier. The Company recorded a prepaid expense of $1,287,000 related to these agreements, the market value of the shares less a 50% discount because the shares are unregistered, are a significant block of stock and the stock is not easily marketable. During 2001 and 2000, the Company expensed $1,179,750 and $107,250, respectively utilizing the straight-line method over the life of the agreements.

      -------------------

During January and February of 2001, the Company issued 150,000 shares of common stock to individuals and other entities for services performed during the first quarter of 2001. The Company recognized an expense of $31,250, the market value of the shares less a 50% discount because the shares are unregistered and the Company stock is not easily marketable.

During January and February of 2001, the Company issued 200,000 and 125,000 shares of common stock under six month and one year consulting agreements, respectively. The 125,000 shares were issued to an officer of the Company. The Company recorded a prepaid expense of $73,438 related to these agreements, the market value of the shares less a 50% discount because the shares are unregistered and the stock is not easily marketable. The Company expensed $73,438 utilizing the straight line method over the life of the agreements in 2001. Additionally, options were granted to an individual as part of one of the agreements. The option agreement allows for the purchase of 75,000 shares of Company common stock for $.50 per share for a period of three years. The other consulting agreement included issuance of 500,000 warrants at an exercise price of $.50 per share.

During February 2001, the Company issued the final contingent 1,000,000 shares related to the 1999 business acquisition. The Company capitalized goodwill of $203,100, the market value of the shares less a 50% discount because the shares are unregistered, are a significant block of stock and the Company stock is not easily marketable. See Note 2 regarding goodwill and shares rescinded.

(7)   Commitments and Related Party Transactions:
      ------------------------------------------

The President and Operations Manager performed services for the Company at no cost through March 2001. The Board of Directors valued these services at $8,750 and $41,250 at 2001 and 2000, respectively, and recorded this amount as an expense and an increase in additional paid-in capital in the accompanying financial statements. The Operations Manager has an employment contract through March 2001, with a minimum salary of $25,000 per year.

In November 1998, the company entered into a consulting contract with a stockholder. The contract called for annual compensation of $72,500 for a period of three years. During 1999, this contract was amended to allow the consultant to provide services on an as needed basis for a negotiated amount rather than a stated amount. No fees have been paid under this contract. During 2000 the Company issued 67,000 shares of common stock to the consultant and recorded $61,744 in expense, the current market value attributed to the 67,000 shares less a 50% discount because the shares are unregistered and due to the lack of marketability of the Company stock.

The Company entered into several agreements with related parties as described in
Note 6.

The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

During 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at December 31, 2000 was a $30,000 deposit in accordance with the terms of this agreement. The Company incurred expenses of $33,030 during 2000, related to this agreement. The Company was committed under this agreement for an annual fee of $30,000 through 2003. In June, 2001 the Company terminated this agreement and forfeited their deposit of $30,000.

(7)   Commitments and Related Party Transactions: (Continued)

In 1999, the Company entered into a three-year advertising promotion and publicity agreement and recorded a prepaid expense of $270,400. Each year, the Company reduces this prepaid asset in amounts equal to the greater of the actual costs incurred under the agreement or an amount equal to the amortization of the initial amount over the three year term using the straight line method. The Company expensed $17,400 in 2000. This amount was fully amortized at December 31, 2000.

(8)    Warrants:

At December 31, 2000, the Company had outstanding exercisable warrants to purchase 318,240 shares of the Company's common stock at $2.00 per share. The warrants expired in 2001.

At December 31, 2001, the Company had outstanding exercisable warrants to purchase 249,000 shares of the Company's common stock at various prices based upon expiration dates. Warrants expiring in 2002 and 2003, are exercisable at $5.00 and $7.00, respectively.

Prior to expiration, the warrants may be redeemed by the Company at a price of $.01. As of December 31, 2001 no warrants have been redeemed.

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

A summary of consultant option activity follows:

                                  December 31,

                                                  2001             2000
                                              ---------------   ----------------
     Outstanding, beginning of year             3,000,000             -
     Issued                                        75,000         3,000,000
     Cancelled                                       -                 -
                                              ----------------  ----------------
     Outstanding, end of year                   3,075,000         3,000,000
                                              ----------------  ----------------
The Company follows SFAS 123 in accounting for stock options issued to nonemployees. The fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 5.33% in 2000 and 5.38% in 2001; no dividend yield; expected life of one and one-half years; 9.65% volatility in 2000 and 9.53% volatility in 2001. There was no compensation cost related to these options.

The weighted average exercise price of options granted was $.50 in 2001 and 2000. The weighted average fair value of options granted was $.00 and $.01 in 2001 and 2000, respectively.

(10)  Discontinued Operations:

On April 19, 2000, the Company sold or disposed of 100% of the assets and liabilities of its carwash and quick-lube segment. The sale price was $1,000,000 and the Company received cash of approximately $223,000 after selling expenses and payment of related mortgages. The results of operations for the year ended December 31, 2000, are reported as a component of discontinued operations in the statements of operations.

Additionally, the loss incurred on the sale of the operations is also presented separately as a component of discontinued operations.

Summarized results of carwash and quick-lube operations for the years ended December 31, 2001 and 2000 are as follows:

                                                   Year Ended
                                              December 31,
                                                     2001              2000
                                                --------------------------------
     Net sales                                  $      -         $       82,191
                                                -------------------------------
     Operating income (loss)                    $      -         $      (53,719)
                                                --------------------------------
     Income (loss) from discontinued
       operations                               $      -         $      (53,719)
                                                --------------------------------

(11)   Revenue Agreements:

The Company has entered into a number of short-term revenue sharing agreements with internet host sites. Generally, under the terms of these agreements, the Company shares in a portion of the host site revenues, as defined, generated by the Company's internet search portal. Through December 31, 2001, the Company has generated no material revenues associated with these agreements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any disagreement with its independent auditor on any matter of accounting principles or practices or financial statement disclosure.

Effective July 21, 2000, Yseek engaged B2d Semago (f/k/a Semago & Co., P.A.) as its independent auditors for the year ending December 31, 2000 to replace the firm of Pender Newkirk & Company, C.P.A., who were dismissed as its auditors effective July 21, 2000. The decision to change auditors was approved by Board of Directors.

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

David G. Marshlack, age 38, is engaged (with Mr. Hammil) in the operation of Candidhosting, Inc. and Entertainment Network, Inc.

Charles Bruce Hammil, age 37, is engaged (with Mr. Marshlack) in the operation of Candidhosting, Inc. and Entertainment Network, Inc.

Ron Levi, age 51, is president of Voice Media Inc.

Mark Dolan, age 50, has been actively engaged in the practice of law since 1986. Mr. Dolan has been employed by Mark R. Dolan, PA., of Tampa, Florida since June 1998. From April 1996 to June 1998, Mr. Dolan was an employee and stockholder of Lirot-Dolan, P.A., of Tampa, Florida.

Paul Runyon, age 55, is engaged as mangaging partner of Lincoln Equity Research.

No voting arrangements exist between the officers and directors. The above persons were selected pursuant to provisions in the Company's By-Laws, all holding office for a period of one year or until their successors are elected and qualified. None of the officers or directors of the Company have been involved in legal proceedings during the past five years which are material to an evaluation of the ability or integrity of any director, person nominated to become a director, or executive officer of the issuer, including any state or Federal criminal and bankruptcy proceedings.


Item 10.  Executive Compensation

                           Summary Compensation Table
                                                       Long Term Compensation
                                 Annual Compensation      Awards    Payouts

    (a)                       (b)    (c)        (d)      (e)       (f)         (g)             (h)         (i)
Name and                                                Other                  Securities                   All
Principal                                               Annual   Restricted    Underlying                  Other
Position                                                Compen     Stock        Options/       LTIP      Compens-
                              Year   Salary($) Bonus($)  sation    Awards($)     SARs(#)      Payouts($)   sation($)
Charles Bruce Hammil
President                      0       0         0        0            0         0              0             0

Mark Dolan
Secretary                      0       0         0        0            0         0              0             0

Louis Haskel
Treasurer                      0       0         0        0            0         0              0             0

Rachel Steele(1)               0       0         0        0            0         0              0             0

Raymond Lipsch(2)              0       0         0        0            0         0              0             0

Donald Hughes(3)               0       0         0        0            0         0              0             0


(1) Resigned as president April, 2002
(2) Resigned as treasurer April, 2002
(3) Resigned as vice president April, 2002

All of the Company's officers and director but Ms. Steele are engaged in other enterprises on a full-time basis. Ms. Steele donated her 2000 and 2001 salary to the Company. No other officer or directors have been compensated for their services in those capacities. At this time, the Company does not plan on paying its Board of Directors in return for their services as Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

None of the officers and directors have received a salary during the past twelve months. There are no officer or director groups. As a group, the officers and directors of the Company own 8,203,000. As of March 26, 2002 the stock ownership of the Officers and Directors and 10% Shareholders was as follows.

Title        Name and                  Amt and                    Percent
Of           Address                   Nature of                  of
Class        of Beneficial Owner       Beneficial Ownership       Class

Common       David G. Marshlack         3,860,000(1)               17.30%
Stock        412 East Madison Street
             Suite 1000
             Tampa, Florida 33602

Common       Charles Bruce Hammil       3,860,000(1)               17.30%
Stock        412 East Madison Street
             Suite 1000
             Tampa, Florida 33602

Common        Ron Levi                  3,718,000(2)               16.66%
Stock         2533 North Carson Street
              Carson City, NV 69708

Common        Mark Dolan                  125,000                    .56%
Stock         412 East Madison Street
              Suite 1000
              Tampa, Florida 33602

Common        Paul Runyon                 500,000                   2.24%
Stock


Common        Candidhosting.com, Inc.   3,860,000                   17.30%
Stock         412 East Madison
              Suite 1000
              Tampa, FL 33602

Common        Voice Media, Inc.         3,718,000                   16.66%
Stock         2533 North Carson Street
              Suite 1091
              Carson City, NV 69708

Common

Stock         Total                      8,203,000                  36.76%

(1) Shares held in the name of Candidhosting, Inc., a corporation controlled by Mr. Marshlack and Mr. Hammil
(2) Shares held in the name of Voice Media, Inc.

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

In addition, the Company has entered into a six (6) year license agreement with the Tampa Bay Buccaneers for a Luxury Suite. The agreement required a deposit of $30,000 and then payments of $30,000 per year with half of that amount due on September 1, and half due on December 1. The term of the agreement began in 1998. In June, 2001 the Company terminated its Luxury Suite licenses agreement agreeing to pay the Buccaneers Limited Partnership $30,000 in full settlement for the 2001, 2002 and 2003 football seasons.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Description                                                    Number

(2)Plan of Acquisition, Reorganization,
    Arrangement, Liquidation or Succession
(3)Articles of Incorporation and By-Laws

     *(3.1)Articles of Incorporation
    **(3.2)By-Laws

  ++(3.3)Articles of Amendment Name Change
 (4)Instruments Defining the Rights of Security Holders

         (a)Subscription Agreement
       *(b)Warrant Agreement

    ++(c)Warrant Resolution dated March 2, 2000
 (9)Voting Trust Agreement
(10)Material Contracts *(10.1)Equipment Purchase Contract *(10.2)Construction Contract *(10.3)Architect Contract *(10.4)Consulting Contract-Donald Hughes *(10.5)Employment Contract-Stanley Rabushka *(10.6)Promissory Note - Swifty *(10.7)Promissory Note - Steele *(10.8)Consulting Contract-John Oster *(10.9)Raymond Lipsch Contract *(10.10)Land Purchase Contract

    **(10.11) Stanley Rabushka Employment and Stock Agreement
    **(10.12) Tampa Bay Buccaneers Agreement

  ***(10.13)Edgar Arvelo Consulting Contract
  ***(10.14)Richard Kleinberg Employment Contract
  ***(10.15)Vladimir Rafalovich
  ***(10.16)Martinez Consulting Contract

 ****(10.17)Purchase and Sale  Contract  between  Jim Malak  and/or  Assigns and
                  SwiftyNet.com, Inc.

                 dated April 6, 2000
     +(10.18)Consulting Agreement with Netelligent Consulting
                  dated October 11, 2000
     +(10.19)Consulting Agreement with Frank Pinizzotto
                  dated September 19, 2000
     +(10.20)Consulting Agreement with Gigi Pinizzotto
                  dated September 19, 2000
    +(10.21)Professional Services Agreement with
                  Laurie Stern dated July 31, 2000
    +(10.22)Consulting Agreement with Mark Daniel White
                  dated September 19, 2000
++(10.23)Consulting Agreement with Nick Trupiano
                 dated November 25, 2000
 ++(10.24)Consulting/Option Agreement with CandidHosting.com, Inc.
                 dated December 1, 2000
 ++(10.25)Consulting/Option Agreement with David S. Goldman
                 dated December 19, 2000
 ++(10.26)Consulting/Option Agreement with Voice Media, Inc.
                 dated December 1, 2000
 ++(10.27)Public Relations Agreement with Shoreliner
                Capital Ltd. Partnership dated January 17, 2001 ++(10.28 Traffic Promotion Agreement with Voice Media, Inc.
                dated November, 2000
 ++(10.29)Traffic Promotion Agreement with CandidHosting.com,Inc.
                dated December 1, 2000
 ++(10.30)Consulting Agreement with Paul Runyon
                dated November 25, 2000
 ++(10.31)Non-Exclusive License Agreement with Norman J. Jester, III dated November, 2000
 ++(10.31)Client Services Agreement with Markham/Novell
                Communications, Ltd. dated January 9, 2001
 ++(10.32)Client Services Agreement with Novell Markham
                Communications, Ltd. dated January 9, 2001
 ++(10.33)Stock Option Agreement with Mark P. Dolan
                dated January 10, 2001
 ++(10.34)Assignment of Contract with Netelligent
                dated December 7, 2000
 ++(10.35)Consulting Agreement with Marlene Trupiano
                dated January 3, 2000
 ++(10.36)Consulting Agreement with Marlene Trupiano
                dated November 25, 2000

 ++(11)Statement re: computation of per share earnings                 Note 1 to
                                                                       Financial
                                                                      Statements

     (13)Annual or Quarterly Reports, Form 10Q                              None

     (16)Letter regarding Changes in Certifying Accountant                  None

     (18)Letter on change in accounting principles                          None

     (21)Subsidiaries of the registrant                                     None

     (22)Published report regarding matters submitted to vote               None

     (23)Consents of Experts and Counsel                                    None

     (24)Power of Attorney                                                  None


    (99)Additional Exhibits                                                 None

* Previously filed with Form 10-SB on November 23, 1998. ** Previously filed with Form 10-SBA No. 1 on February 2, 1999. *** Previously filed with Form 10-KSB filed on March 30, 2000. **** Previously filed with Form 10-QSB filed May 15, 2000. + Previously filed with Form 10QSB filed 11-17-00 ++ Previously filed with Form 10KSB filed March 29, 2001

Reports on Form 8-K

None.
                                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                                    YSEEK, INC.
                                             f/k/a SwiftyNet.com, Inc.


                                            By:/s/ David G. Marshlack
                                                David G. Marshlack,
                                               Chairman of the Board

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on March 29, 2002.

         SIGNATURE                                                     TITLE


                                                Chairman of the Board, Director
         /s/David G. Marshlack
         David G. Marshlack


                                                 President, Director
         /s/Charles Bruce Hammil
         Charles Bruce Hammil


                                                 Secretary, Director
         /s/Mark R. Dolan
         Mark R. Dolan


                                                 Treasurer
         /s/Louis Haskel
         Louis Haskel


                                                 Director
         /s/Paul Runyon
          Paul Runyon


                                                 Director
         /s/Ron Levi
         Ron Levi