Form 10QSB
period 2002-03-31
YSEEK INC
filed 2002-05-15
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of May 13, 2002 was 22,315,100.

                         Table of Contents to Form 10QSB

Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)


         Balance Sheet March 31, 2002..      ...............................F-1

         Statements of Operations - Three Months
         Ended March 31, 2002 and 2001      ...............................F-2

         Statements of Cash Flows - Three Months
         Ended March 31, 2002 and 2001    ..................................F-3

         Notes to Financial Statements    ..................................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation............6

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds .........................None

Item 3.  Reports on 8-K.................................................... None

Item 6.  Exhibits and Reports on Form 8-K...................................None

Part I - Financial Information

Item 1.  Financial Statements

YSEEK, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   YSEEK, INC.
                                  BALANCE SHEET




                                                                                                      March 31, 2002
                                                                                                        (unaudited)
                                     ASSETS

Current assets

  Cash                                                                                             $                308
  Other receivables                                                                                                 741
                                                                                                   ---------------------
         Total current assets                                                                                     1,049
                                                                                                   ---------------------
Software license, net                                                                                           566,804
                                                                                                   ---------------------
Other assets

  Shareholder loan receivable, net                                                                                9,598

                                                                                                   ---------------------
Total Assets                                                                                       $            577,451
                                                                                                  ---------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                                                            $             37,860
  Current maturities of long-term debt                                                                          119,197
                                                                                                   ---------------------
         Total current liabilities                                                                              157,057
                                                                                                   ---------------------
Long-term debt, less current maturities                                                                           5,117
                                                                                                   ---------------------
Commitments and contingencies

Stockholders' equity

  Common stock; $.0001 par value; 50,000,000 shares
    authorized; 22,315,100 shares issued and outstanding                                                          2,231
  Paid in capital                                                                                             8,152,562
  Accumulated deficit                                                                                        (7,739,516)
                                                                                                    ---------------------
         Total stockholders' equity                                                                             415,277
                                                                                                    ---------------------
Total Liabilities and Stockholders' Equity                                                          $            577,451
                                                                                                    ---------------------

The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.
                            STATEMENTS OF OPERATIONS




                                                                                    Three Months Ended March 31,
                                                                                       2002                   2001
                                                                                  (unaudited)              (unaudited)
Revenues                                                                          $           219     $         --

Expenses

  Selling, general and administrative                                                      36,188          816,050
                                                                                  ----------------    ---------------
         Total expenses                                                                    36,188          816,050
                                                                                  ----------------    ---------------
Other income (expense)
  Interest income                                                                           ----             3,215
  Interest expense                                                                         (4,274)            (562)
                                                                                  ---------------     ----------------
         Total other income (expense)                                                      (4,274)           2,653

                                                                                  ----------------    ----------------
Net loss                                                                          $       (40,243)    $   (813,397)
                                                                                  ----------------    ----------------
Net loss per common share                                                         $           ---     $       (.03)
                                                                                  ----------------    ----------------
Weighted average common shares outstanding                                             22,315,100       25,077,490
                                                                                  ----------------    ----------------

The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.
                            STATEMENTS OF CASH FLOWS





                                                                                    Three Months Ended March 31,
                                                                                       2002                 2001
                                                                                  (unaudited)           (unaudited)

Cash flows from operating activities
  Net loss                                                                        $       (40,243)     $   (813,397)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Contributed services                                                                  ----              8,750
      Stock issued to consultants                                                           ----            104,688
      Depreciation and amortization                                                        16,350            33,991
      Write down of property and equipment
         due to impairment                                                                  ----            129,773
      Recovery  of  amortization  expense  due  to  stock
        recision                                                                            ----           (324,069)
      Decrease in other receivables                                                         1,284            -----
      Increase in interest receivable                                                       ----             (3,190)
      Decrease in prepaid expenses                                                          ----            791,069
      Increase in accounts payable and accrued expenses                                     2,963            44,627
                                                                                  -----------------     -------------
             Total adjustments                                                             20,597           785,639

                                                                                  -----------------     -------------
        Net cash used in operating activities                                             (19,646)          (27,758)
                                                                                  -----------------     -------------
Cash flows from financing activities
  Payments on notes payable                                                                (1,165)           (1,005)
  Proceeds from issuance of loans payable                                                  19,314             -----
  Net advances from a stockholder                                                           1,567            28,639
                                                                                  -----------------     -------------
        Net cash provided by financing activities                                          19,716           27,634
                                                                                  -----------------     -------------

Net increase (decrease) in cash                                                                70             (124)

Cash, beginning of period                                                                     238            1,050

                                                                                  ---------------        ------------
Cash, end of period                                                               $           308         $    926
                                                                                  ---------------        ------------

The accompanying notes are an integral  part of the financial  statements.

                                   YSEEK, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Continued)


Supplemental disclosures of noncash investing and financing activities:

None

Supplemental disclosure of cash flow information:

     The Company paid approximately $402 and $562 in interest for the three months ended March 31, 2002 and 2001, respectively.

                                   YSEEK, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

     The information presented herein as of March 31, 2002, and for the three-months ended March 31, 2002 and 2001, is unaudited.

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

     Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2001.

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

(2)   Reformation Agreement and Loss From Impairment of Assets:

     In December 1999, the Company purchased all the outstanding stock of Rankstreet.com, Inc. In the transaction accounted for as a purchase, the total purchase price of $2,763,510 (including the value of contingent shares issued in May 2000 and February 2001) was classified as goodwill. The goodwill was being amortized over five years and as of December 31, 2000, accumulated amortization totaled $525,082.

     Additionally, during 2000 the Company contracted with consultants to develop a web site for Rankstreet. The website was capitalized with a value of $206,250 and was being amortized over three years. Accumulated amortization as of December 31, 2000 was $59,289.

     In April 2001, the existing management and Board of Directors of the Company resigned and were replaced by individuals with experience with internet based business. The new Board of Directors evaluated the website and the goodwill that was acquired in the purchase of Rankstreet.com, Inc. and deemed it to be impaired and of no future value to the Company.

     Upon further investigation by the Company's new management it was determined that certain contingencies in the original acquisition agreement had not been met. In June 2001, the original stockholders of Rankstreet.com, Inc. entered into a reformation agreement with the Company. This agreement concluded that the 3,000,000 shares issued in December 1999 and May 2000 would be returned since the contingencies related to these shares had not been met. Those shares were returned to the Company in June 2001. This reformation results in a reduction in goodwill related to the Rankstreet acquisition of $2,562,500, the original value of the shares issued. This resulted in the recovery of amortization in the amount of $324,069. The Company recognized an impairment loss due to the Rankstreet website of $129,773. The March 31, 2001 financial statements have been restated to reflect this agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

In the fourth quarter of 2000 and the first quarter of 2001, the Company entered into strategic alliances with companies and individuals with substantial experience in the Internet industry. The alliances allowed the Company to acquire management and marketing expertise through consulting agreements. Although these agreements expired near the end of 2001, certain individuals are continuing to provide very limited management and marketing experience in their roles as officers of the Company. Those individuals are expected to resume providing additional services in the future, most likely in exchange for stock. This will allow the company to continue to move forward without the use of its limited funds.

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

The Company's plans for the next twelve months include the continued promotion of its Web search portal, Yseek.com. The search portal was launched in mid 2001 and the company has entered into several agreements with search engines during the 3rd and 4th quarters of 2001. Other companies owned by officers of the Company have continued to provide traffic to the Yseek site and the Company is providing other options for traffic generation alliances. The Company believes there will be sufficient traffic to make the site a profitable internet portal. The Company's officers and consultants are involved with the internet industry on a full time basis and are proceeding cautiously to attempt to learn from the success and failures of other internet companies.

Additionally the Company's expansion plans include acquiring and developing other profitable business ventures. The Company is currently actively exploring several possible acquisitions however there are no pending letters of intent, active negotiations or other plans.

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

The Companies plans to market the Yseek.com search engine and to acquire and develop other profitable business ventures that will require additional funds. During 2001, the Company received $95,000 in loans from a relative of a Board member, from two officers of the Company and a company owned by officers. During the 1st quarter of 2002, the Company received $19,314 from a company owned by officers. These loans all bear interest at 14% and are currently due on demand.

As of March 31, 2002 the Company had minimal available funds. However, most of the Company's operations are being conducted within the consulting agreements entered into in the fourth quarter of 2000 and the cash outflows have been substantially reduced. Additionally two of the Company's officers and board members have agreed to fund the Company's operations as they currently exist.

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

                                      YSEEK, INC.



Dated: May 15, 2002                 By: /s/ Bruce Hammil
                                      --------------------------
                                      Bruce Hammil, President
                                      Chief Executive Officer,
                                      Chief Financial Officer and
                                      Chief Operating Officer