Form 10QSB
period 2002-06-30
YSEEK INC
filed 2002-08-14
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of August 13, 2002 was 22,315,100.

                         Table of Contents to Form 10QSB

Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)

YSEEK, INC.

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   YSEEK, INC.

                                  BALANCE SHEET

                                  June 30, 2002
                                   (unaudited)

                                     ASSETS

Current assets

  Cash                                                                                             $                258
  Other receivables                                                                                                 741
                                                                                                   ---------------------
         Total current assets                                                                                       999

Software license, net                                                                                           550,454

Other assets

  Shareholder loan receivable, net                                                                                8,790

                                                                                                   ---------------------
Total Assets                                                                                       $            560,243


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                                                            $             57,359
  Current maturities of long-term debt                                                                          122,874
                                                                                                   ---------------------
         Total current liabilities                                                                              180,233

Long-term debt, less current maturities                                                                           3,481

Commitments and contingencies

Stockholders' equity

  Common stock; $.0001 par value; 50,000,000 shares
    authorized; 22,315,100 shares issued and outstanding                                                          2,231
  Paid in capital                                                                                             8,152,562
  Accumulated deficit                                                                                        (7,778,264)
         Total stockholders' equity                                                                             376,529

                                                                                                   ---------------------
Total Liabilities and Stockholders' Equity                                                         $            560,243

    The accompanying notes are an integral part of the financial statements.

                                   YSEEK, INC.

STATEMENTS OF OPERATIONS

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                           2002             2001              2002             2001
                                                     (unaudited)       (unaudited)      (unaudited)       (unaudited)

Revenues                                          $            35   $          171  $           254   $           171

Expenses

  Selling, general and administrative                      34,201          827,415           70,389         1,837,764
                                                 ----------------   --------------  ----------------  ----------------
         Total expenses                                    34,201          827,415           70,389         1,837,764

Other income (expense)

  Interest income                                             -              2,888              -               6,103
  Interest expense                                         (4,581)          (1,608)          (8,855)           (2,170)
                                                  ----------------  --------------- ----------------  ----------------
         Total other income (expense)                      (4,581)           1,280           (8,855)            3,933

                                                  ----------------  --------------- ----------------  ----------------
Net loss                                          $       (38,747)  $     (825,964) $       (78,990)  $    (1,833,660)

Net loss per common share                         $            -    $         (.03) $            -    $          (.07)
                                                  ----------------  --------------- ----------------  ----------------
Weighted average common shares outstanding             22,315,100       24,715,100       22,315,100        24,896,295



     The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.

                            STATEMENTS OF CASH FLOWS

                                  JUNE 30, 2002


                                                                                          Six Months Ended

                                                                                              June 30,

                                                                                       2002              2001
                                                                                  (unaudited)        (unaudited)
Cash flows from operating activities

  Net loss                                                                      $       (78,990)  $    (1,833,660)
                                                                                ----------------  ----------------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Contributed services                                                                  -               8,750
      Stock issued to consultants                                                           -             104,688
      Depreciation and amortization                                                      32,700            50,341
      Write down of property and equipment
         due to impairment                                                                  -             129,773
      Recovery  of  amortization  expense  due  to  stock
        recision                                                                            -            (324,187)
      Loss from disposal of equipment                                                       -              13,566
      Decrease in allowance for doubtful accounts                                          (759)              -
      Decrease in other receivables                                                       1,284               -
      Increase in interest receivable                                                       -              (7,577)
      Decrease in prepaid expenses                                                          -           1,784,148
      Increase (decrease) in accounts payable and accrued expenses                       22,462           (20,494)
             Total adjustments                                                           55,687         1,739,008

                                                                                 ---------------   ---------------
        Net cash used in operating activities                                           (23,303)          (94,652)

Cash flows from investing activities

  Decrease in deposits and other assets                                                     -              30,000
Cash flows from financing activities                                             ---------------    --------------

  Payments on notes payable                                                              (2,374)           (1,934)
  Proceeds from issuance of loans payable                                                22,564            40,000
  Net advances from a stockholder                                                         3,133            30,884
                                                                                  ---------------   --------------
        Net cash provided by financing activities                                        23,323            68,950

                                                                                  ---------------   --------------
Net increase in cash                                                                         20             4,298

Cash, beginning of period                                                                   238             1,050

                                                                                  ---------------   --------------
Cash, end of period                                                               $         258     $       5,348

Supplemental disclosures of noncash investing and financing activities:

In June 2001, 3,000,000 shares of common stock were returned to the Company related to goodwill originally valued at $2,562,500.

Supplemental disclosure of cash flow information:

The Company paid approximately $759 and $1,087 in interest for the six months ended June 30, 2002 and 2001, respectively.

     The accompany notes are an integral part of the financial statements.

                                   YSEEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

The information presented herein as of June 30, 2002, and for the three and six-months ended June 30, 2002 and 2001, is unaudited.

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

Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2001.

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

Upon further investigation by the Company's new management it was determined that certain contingencies in the original acquisition agreement had not been met. In June 2001, the original stockholders of Rankstreet.com, Inc. entered into a reformation agreement with the Company. This agreement concluded that the 3,000,000 shares issued in December 1999 and May 2000 would be returned since the contingencies related to these shares had not been met. Those shares were returned to the Company in June 2001. This reformation results in a reduction in goodwill related to the Rankstreet acquisition of $2,562,500, the original value of the shares issued. This resulted in the recovery of amortization in the amount of $324,069. The Company recognized an impairment loss due to the Rankstreet website of $129,773. The 2001 financial statements reflect this agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

In the fourth quarter of 2000 and the first quarter of 2001, the Company entered into strategic alliances with companies and individuals with substantial experience in the Internet industry. The alliances allowed the Company to acquire management and marketing expertise through consulting agreements. Although these agreements expired near the end of 2001, certain individuals are continuing to provide very limited management and marketing experience in their roles as officers of the Company. Those individuals may resume providing additional services in the future, most likely in exchange for stock. This will allow the company to continue to move forward without the use of its limited funds.

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

The Companies plans to market the Yseek.com search engine and to acquire and develop other profitable business ventures that will require additional funds. During 2001, the Company received $95,000 in loans from a relative of a Board member, from two officers of the Company and a company owned by officers. During the 1st two quarters of 2002, the Company received $22,564 from a company owned by officers. These loans all bear interest at 14% and are currently due on demand.

As of June 30, 2002 the Company had minimal available funds. However, most of the Company's operations are being conducted within the consulting agreements entered into in the fourth quarter of 2000 and the cash outflows have been substantially reduced. Additionally two of the Company's officers and board members have agreed to fund the Company's operations as they currently exist.

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

(19) Report Furnished to Security Holders .................................None

(22) Published report regarding matters submitted to
     vote..................................................................None

(23) Consents of Experts and Counsel.......................................None

(24) Power of Attorney.....................................................None

(99) Additional Exhibits...................................................

  99.1 Certification of CEO................................................

  99.1 Certification of CFO................................................

(b) REPORTS ON FORM 8-K:

NONE

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      YSEEK, INC.



Dated: August 14, 2002                 By: /s/ Bruce Hammil
                                      --------------------------
                                      Bruce Hammil, President
                                      Chief Executive Officer,
                                      Chief Financial Officer and
                                      Chief Operating Officer