Form 10QSB
period 2002-09-30
YSEEK INC
filed 2002-11-14
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended September 30, 2002

                                       or

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                         For the transition period from to

                                  -------------

                       Commission file number: 0-25097

                                   YSEEK, INC.
              (Exact Name of Small Business Issuer in Its Charter)


            Florida                                         65-0783722
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


         7732 N. Mobley Drive, Odessa, Florida               33556
       (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (813) 926-3298


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of November 14, 2002 was 24,201,765.

                         Table of Contents to Form 10QSB

Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)

                                   YSEEK, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                                                  September 30,
                                                                        2002
                                                                    (unaudited)
                                     ASSETS

Current assets

 Cash                                                           $        22,103

Software license, net                                                   534,104

Other assets
 Shareholder loan receivable, net                                         7,224
                                                               ________________
Total Assets                                                   $        563,431
                                                               ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities

 Accounts payable and accrued expenses                          $        38,461
Current maturities of long-term debt                                     59,749
                                                                _______________
Total current liabilities                                                98,210
                                                                _______________
Long-term debt, less current maturities                                   1,529
                                                                _______________
Commitments and contingencies

Stockholders' equity

Common stock; $.0001 par value; 50,000,000 shares
 authorized; 24,201,765 shares issued and outstanding
(excluding 5,720 shares held in the treasury)                             2,420

Paid in  capital                                                      8,267,873
Accumulated  deficit                                                 (7,796,101)
                                                                _______________
                                                                        474,192
Less: Subscriptions receivable                                          (10,500)
                                                                _______________
Total stockholders' equity                                              463,692
                                                                _______________
Total Liabilities and Stockholders' Equity                       $      563,431
                                                                ===============

                                  YSEEK, INC.
                            STATEMENTS OF OPERATIONS

                                            Three Months Ended            Nine Months Ended
                                                 September 30,              September 30,
                                        ___________________________   ___________________________
                                            2002         2001            2002             2001
                                        ___________________________   ___________________________
                                        (unaudited)  (unaudited)      (unaudited)      (unaudited)
Revenues                                $     -       $        214      $        254    $      385
                                        ____________  ____________    ______________   ___________

Expenses
Selling, general and administrative           23,840       997,689            94,229     2,835,453
                                        ____________   ___________    ______________   ___________
Total expenses                                23,840       997,689            94,229     2,835,453
                                        ____________   ___________    ______________   ___________
Other income (expense)
 Interest income                                 -             583              -            6,686
 Interest expense                              6,002        (2,348)           (2,853)       (4,518)
                                        ____________   ____________   ______________    ___________
Total other income (expense)                   6,002        (1,765)           (2,853)        2,168
                                        ____________   ____________   _______________   ___________
Net loss                                $    (17,838)  $  (999,240)   $      (96,828)   $(2,832,900)
                                        ____________   ____________   _______________   ____________

Net loss per common share               $        -     $      (.04)   $        -        $      (.12)
                                        ____________   ____________   _______________   ____________
Weighted average common shares
 outstanding                              24,051,989    22,315,100        22,894,063     23,947,203
                                        ============   ============   ===============   ============

                                  YSEEK, INC.
                            STATEMENTS OF CASH FLOWS


                                                                    Nine Months Ended
                                                                       September 30,
                                                            ____________________________________
                                                                  2002                2001
                                                            _________________    _______________
                                                               (unaudited)         (unaudited)
Cash flows from operating activities
 Net loss                                                         $  (96,828)     $   (2,832,900)
                                                            _________________     ______________
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Contributed services                                                   -                8,750
  Stock issued for services                                              -              104,688
  Amortization                                                        49,050             66,691
  Write down of property and equipment
   due to impairment                                                     -              129,773
  Recovery of amortization expense due to
   stock recision                                                        -              (324,187)
  Loss from disposal of equipment                                        -                13,566
  Decrease (increase) in other receivables                             2,025              (3,075)
  Increase in interest receivable                                        -                (8,249)
  Decrease in prepaid expenses                                           -             2,732,933
  Increase (decrease) in accounts payable and accrued expenses         3,564             (18,639)
                                                             ________________      _______________
Total adjustments                                                     54,639           2,702,251
                                                             ________________      _______________
Net cash used in operating activities                                (42,189)           (130,649)
                                                             ________________      _______________
Cash flows from investing activities
 Decrease in deposits and other assets                                   -                30,000
                                                             ________________      _______________
Cash flows from financing activities
 Proceeds from sale of common stock                                  105,000                  -
 Payments on notes payable                                           (68,201)             (3,130)
 Proceeds from issuance of loans payable                              23,314              70,200
 Net advances from a stockholder                                       3,941              32,540
                                                             _________________     _______________
     Net cash provided by financing activities                        64,054              99,610
                                                             _________________     _______________
Net increase (decrease) in cash                                       21,865              (1,039)

Cash, beginning of period                                                238               1,050

Cash, end of period                                           $        22,103        $        11
                                                             =================     ===============

Supplemental disclosures of noncash investing and financing activities:

In June 2001, 3,000,000 shares of common stock were returned to the Company related to goodwill originally valued at $2,562,500.

In September 2002, the Company received a stock subscription for 700,000 common shares in exchange for a future cash payment of $10,500.

Supplemental disclosure of cash flow information:

The Company paid approximately $2,853 and $1,572 in interest for the nine months ended September 30, 2002 and 2001, respectively.

The information presented herein as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, is unaudited.

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

Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2001.

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

Upon further investigation by the Company's new management it was determined that certain contingencies in the original acquisition agreement had not been met. In September 2001, the original stockholders of Rankstreet.com, Inc. entered into a reformation agreement with the Company. This agreement concluded that the 3,000,000 shares issued in December 1999 and May 2000 would be returned since the contingencies related to these shares had not been met. Those shares were returned to the Company in September 2001. This reformation results in a reduction in goodwill related to the Rankstreet acquisition of $2,562,500, the original value of the shares issued. This resulted in the recovery of amortization in the amount of $324,069. The Company recognized an impairment loss due to the Rankstreet website of $129,773. The 2001 financial statements reflect this agreement.

(3)       Common Stock Transactions:

During the third quarter of 2002, the Company sold 7,606,665 shares of common stock for cash of $105,000 and a stock subscription receivable of $10,500.

In 2000, the Company issued 5,720,000 shares of common stock under two traffic promotion agreements, with two companies related to then officers or directors of Yseek. These agreements expired one year later. The Company recognized an expense of $1,287,000 related to these agreements. In September 2002, the two companies returned the entire 5,720,000 common shares. Yseek and the companies executed mutual releases from any future claims, losses or rights. The shares received by the Company have been reflected as treasury shares and were recorded at cost, which was zero.

Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

In the fourth quarter of 2000 and the first quarter of 2001, the Company entered into strategic alliances with companies and individuals with substantial experience in the Internet industry. The alliances allowed the Company to acquire management and marketing expertise through consulting agreements. In April 2001, the Company's officers resigned. Individuals affiliated with the consultants noted above were elected to the Board of Directors. These individuals have substantial experience with profitable Internet companies and web sites. In September 2002 these officers and directors elected new officers and directors and then resigned. The new officers and directors have been involved with the company since its inception, except for the period from April 2001 to September 2002.

In late 2000, the Company acquired a ten-year software license for the use of a keyword biddable search engine and related domain names. The Company entered into two traffic promotion agreements whereby each promoter provided hits to the Company web site. The Company issued stock in exchange for these agreements enabling the Company to move forward on its plans without the use of any funds. The stock issued under the traffic promotion agreements was returned in September 2002. New management is determining the future plans for the search engine.

The Company's plans include acquiring profitable business ventures. The Company is currently actively exploring several possible acquisitions however there are no pending letters of intent, active negotiations or other plans.

The Companies plans to acquire other profitable business ventures will require additional funds. During September and October of 2002, the Company received $115,500 from sales of common stock, of which $35,000 was from one of the new officers who is a major stockholder. This initial funding was used primarily to pay off debts. The Company plans to fund the operations of the company through additional sales of common stock. Acquistions will be funded through a combination of cash, stock and debt. The Company believes that in the current marketplace they are an attractive merger partner due to their public company status.

As of September 30, 2002 the Company had cash available of approximately $22,000. However, the Company's operations are currently minimal and the cash outflows have been substantially reduced.

Additionally the Company's officers and board members have agreed to fund the Company's operations if necessary.

In October, 2002 the Company entered into employment agreements with its vice president and treasurer. The employment agreements are for the period
October 1, 2002 through September 30, 2003. Compensation under both agreements will be 4,500,000 common shares valued at $.01 per share.

Part II.

Item. 2.  Changes in Securities

From September 9, 2002, to September 25, 2002, Registrant sold a total of 6,966,665 common shares for a cash purchase price of $.015 per share as follows:

       Name            Number Common Shares Purchased        Date

    Rachel L. Steele               2,300,000                 09-10-02
    Gary H. Anderson               1,000,000                 09-25-02
    Barbara B. Reschly             1,000,000                 09-09-02
    Alvin L. Ferrer                  333,333                 09-10-02
    Jainarine Leonard                 66,666                 09-19-02
    Frances Best-Ferrer              266,666                 09-18-02
    Timothy C. Minnehan            2,000,000                 09-09-02

All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities were used to pay $53,439.05 due to 2D&H, Inc. a corporation controlled by David G. Marshlack and Charles Bruce Hammil, $80,000 to David G. Marshlack, Dan Marshlack, and Charles Bruce
Hammil, and to provide operating capital.


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit   Description                                                     Number

(2)  Plan of Acquisition, Reorganization,
     Arrangement, Liquidation or Succession................................None

(4)  Instruments defining the rights of holders, including Indentures      None

(10) Material contracts ...................................................None

(10.1) Employment Agreement with Rachel L. Steele dated October 1, 2002....*

(10.2) Employment Agreement with Tanya Ostrowski dated October 1, 2002.. ..*


(11) Statement re: computation of per share earnings..................Note 1 to
                                                                       Financial
                                                                      Statements

(15) Letter re: Unaudited Interim Financial Information....................None

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

(22) Published report regarding matters submitted to
     vote..................................................................None

(23) Consents of Experts and Counsel.......................................None

(24) Power of Attorney.....................................................None

(99) Additional Exhibits...................................................None

  99.1 Certification of CEO and CFO........................................*

* Filed herewith

(b) REPORTS ON FORM 8-K:

Report on Form 8-K filed September 11, 2002, reporting Item 1 and Item 6.

Amended Report on Form 8-K filed September 25, 2002, amending the
Report on Form 8-K filed September 11, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      YSEEK, INC.



Dated: November 14, 2002                 By: /s/ David Weintraub
                                      --------------------------
                                      David Weintraub
                                      Chief Executive Officer
                                      Chief Financial Officer