Form 10KSB
period 2002-12-31
YSEEK INC
filed 2003-03-28
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
                 [X] Annual report under section 13 or 15 (D) of
                   the Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 2002

                    [ ] Transition report under section 13 or 15 (d) of the Securities Exchange Act of
               1934 for the transition period from _____ to _____

                                   YSEEK, INC.
                 (Name of small business issuer in its charter)

               Florida                       65-0783722
      (State or other jurisdiction of     (I.R.S. Employer
       incorporation or organization)      Identification Number)

                       7732 N. Mobley Drive
                       Odessa, Florida 33556
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (813) 926-3298

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

     The issuer's revenue for the most recent fiscal year ending December 31, 2002, was $-0-.

     The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 19, 2002, was approximately $695,070.

     The number of shares of the Company's common stock, par value $.0001 per share, outstanding as of March 19, 2002, was 36,011,765.

Transitional Small Business Disclosure Format (Check One) Yes____ No X




Part I

Item 1.  Description of Business

The Company

Yseek, Inc. is a Florida Corporation formed on September 23, 1997 ("Yseek"). The Company has been engaged in the business of operating an Internet search portal WWW.Yseek.com. The Company had no income in 2002.

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

In November 2000, the Company entered into a non-exclusive 10-year license for web-based Internet search software with Norman J. Jester, III, for a total consideration of 1,665,000 restricted shares of common stock. In January 2001, the Company used the software to begin operating the Yseek.com web site. Yseek.com provides a free search engine and links by category to other World Wide Web sites at [www.yseek.com]

The stock issued under the traffic promotion agreements was returned in September 2002. New management elected in September 2002 has decided not to pursue an Internet related business and therefore recognized an impairment loss for the unamortized value of the search engine in the fourth quarter of 2002. Management will attempt to sell the remaining term of the license however there is no ready market and the ultimate proceeds, if any, cannot be determined.

The Company's plans include acquiring profitable business ventures. On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate the ultrasound fetal imaging business for a period of ninety days. Based on the consultant's recommendations, the Company presently intends to acquire or develop ultrasound facilities. In exchange for these services, the consultant will receive $10,000 and 1,000,000 common shares. The Company is currently actively exploring several possible acquisitions however there are no pending letters of intent or active negotiations.


Item 2.  Description of Property

None.

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

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock are traded on the Over-the-Counter Bulletin Board. The high and low sales prices for each quarter since then are as follows:

                                          Common Stock
                                    High                  Low

         1st quarter 2000           $4.00                $1.563
         2nd quarter 2000           $3.5633              $1.500
         3rd quarter 2000           $1.844               $0.875
         4th quarter 2000           $1.375               $0.344
         1st quarter 2001           $0.719               $0.72
         2nd quarter 2001           $0.38                $0.188
         3rd quarter 2001           $0.34                $0.08
         4th quarter 2001           $0.23                $0.06
         1st quarter 2002           $0.0453              $0.0416
         2nd quarter 2002           $0.0201              $0.0195
         3rd quarter 2002           $0.0170              $0.0164
         4th quarter 2002           $0.0139              $0.0134




The approximate number of holders of record of common stock is 110. No dividends have been declared to date. The future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

Recent  Sales  of the  Company's  Securities.

During 2002, the Company sold 9,216,665 shares of common stock for cash of $138,730.

In 2000, the Company issued 5,720,000 shares of common stock under two traffic promotion agreements, with two companies related to then officers or directors of Yseek. These agreements expired one year later. The Company recognized an expense of $1,287,000 related to these agreements. In September 2002, the two companies returned the entire 5,720,000 common shares. Yseek and the companies executed mutual releases from any future claims, losses or rights. The shares received by the Company were recorded at cost, which was zero.

On October 1, 2002, the Company issued 9,000,000 shares of common stock under one-year employment agreements with two officers of the Company. The Company recognized an expense of $90,000 related to these agreements, which represents the market value of the shares less a discount because the shares are unregistered and are not easily marketable.

From September 9, 2002 to March 11, 2003, Registrant sold a total of 12,916,665 common shares for a cash purchase price of $.015 per share as follows:

       Name            Number Common Shares Purchased        Date

    Rachel L. Steele               2,300,000                 09-10-02
    Gary H. Anderson               1,000,000                 09-25-02
    Barbara B. Reschly             1,000,000                 09-09-02
    Alvin L. Ferrer                  333,333                 09-10-02
    Jainarine Leonard                 66,666                 09-19-02
    Frances Best-Ferrer              266,666                 09-18-02
    Timothy C. Minnehan            2,000,000                 09-09-02
    Theodore Grevas                  700,000                 09-25-02
    James C. Ottogalli               200,000                 02-21-03
    Richard T. Fisher              1,000,000                 03-11-03
    Paul Welch                       500,000                 01-10-03
    James C. Ottogalli.              200,000                 02-14-03
    William Kapner                   500,000                 01-27-03
    Leonard Root                     100,000                 01-23-03
    Denno Family Limited
     Partnership                   1,000,000                 02-03-03
    Douglas W. Kile                  350,000                 12-12-02
    Sarah L. Tyson                   200,000                 12-19-02
    Douglas B. Odell                 200,000                 01-01-03
    Richard T. Fisher              1,000,000                 11-22-02

All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities ($194,250.00) were used to pay $53,439.05 due to 2D&H, Inc., a corporation controlled by David G. Marshlack and Charles Bruce Hammil, $80,000 to David G. Marshlack, Dan Marshlack, and Charles Bruce Hammil, and to provide operating capital.

On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for services, the consultant will receive $10,000 and 1,000,000 common shares.

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of Yseek, Inc. for the year ended December 31, 2002 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Business Strategy and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, Yseek expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The stock issued under the traffic promotion agreements was returned in September 2002. New management elected in September 2002 has decided not to pursue an Internet related business and therefore recognized an impairment loss for the unamortized value of the search engine in the fourth quarter of 2002. Management will attempt to sell the remaining term of the license however there is no ready market and the ultimate proceeds, if any, cannot be determined.

The Company's plans include acquiring profitable business ventures. On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate the ultrasound fetal imaging business for a period of ninety days. Based on the consultant's recommendations, the Company presently intends to acquire or develop ultrasound facilities. In exchange for these services, the consultant will receive $10,000 and 1,000,000 common shares. The Company is currently actively exploring several possible acquisitions however there are no pending letters of intent or active negotiations.

The Company's plans to acquire other profitable business ventures will require additional funds. From September, 2002 through December, 2002, the Company received $138,730 from sales of common stock, of which $35,000 was from one of the new officers who is a major stockholder. This initial funding was used primarily to pay off debts and to fund minimal administrative costs. The Company plans to fund the operations of the company through additional sales of common stock. Acquisitions will be funded through a combination of cash, stock and debt. The Company believes that in the current marketplace they are an attractive merger partner due to their public company status. In early 2003, the Company received $52,500 from sales of common stock. These funds were used to fund the consultant agreement and ongoing operations.

As of December 31, 2002 the Company had cash available of approximately $7,000. However, the Company's operations are currently minimal and the cash outflows have been substantially reduced. Additionally the Company's officers and board members have agreed to fund the Company's operations if necessary.

In October 2002 the Company entered into employment agreements with its vice president and treasurer. The employment agreements are for the period October 1, 2002 through September 30, 2003. Compensation under both agreements will be 4,500,000 common shares valued at $.01 per share.

Item 7. Financial Statements

YSEEK, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Yseek, Inc.

We have audited the accompanying balance sheet of Yseek, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the management of Yseek, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yseek, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants
Tampa, Florida
March 6, 2003


                 The accompanying notes to financial statements
                     are an integral part of this statement.

                                   YSEEK, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS

Current assets
  Cash                                                                                             $           6,999
                                                                                                   -----------------
Total Assets                                                                                       $           6,999
                                                                                                   _________________
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                                            $          39,030
                                                                                                   _________________
Commitments and contingencies

Stockholders' equity

  Common stock; $.0001 par value; 50,000,000 shares authorized; 34,811,765 shares
    issued and outstanding                                                                                     3,481
  Paid-in capital                                                                                          8,380,042
  Accumulated deficit                                                                                     (8,415,554)
                                                                                                   __________________
         Total stockholders' equity                                                                          (32,031)
                                                                                                   ------------------
Total Liabilities and Stockholders' Equity                                                         $           6,999
                                                                                                   _________________

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                   YSEEK, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                            2002               2001
                                                                                  -----------------  -----------------
Revenues                                                                          $              -   $              -
                                                                                  -----------------  -----------------
Expenses
  Selling, general and administrative                                                       119,771            329,608
                                                                                  -----------------  -----------------
         Total expenses                                                                     119,771            329,608
                                                                                  -----------------  -----------------
Other income (expense)

  Interest income                                                                             -                 11,888
  Interest expense                                                                           (2,952)            (7,976)
                                                                                  -----------------  -----------------
         Total other income (expense)                                                        (2,952)             3,912
                                                                                  -----------------  -----------------
Loss from continuing operations                                                            (122,723)          (325,696)


Discontinued operations

  Loss from discontinued operations of internet business                                    593,558          3,310,774
                                                                                  -----------------  -----------------
Net loss                                                                          $        (716,281) $      (3,636,470)
                                                                                  -----------------  -----------------
Loss per common share

  From continuing operations                                                      $              -   $            (.01)
  Discontinued operations - loss from operations                                               (.02)              (.14)
                                                                                  -----------------  -----------------
Total loss per share                                                              $            (.02) $            (.15)
                                                                                  -----------------  -----------------
Weighted average common shares outstanding                                               33,074,189         23,605,698

=================================================================================================================================


                 The accompanying notes to financial statements
                     are an integral part of this statement.

                                   YSEEK, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                                                          Total
                                                                                                     Accumulated       Stockholders'
                                                       Common Stock             Paid-in Capital        Deficit            Equity
                                                  Shares           Amount

Balance, December 31, 2000                   23,840,100   $         2,383  $    10,398,372   $      (4,062,803) $       6,337,952
  Common stock sold                             475,000                48          104,640               -                104,688
  Common stock issued for acquisition         1,000,000               100          203,000               -                203,100
     of Rankstreet.com, Inc
  Common stock returned in reformation       (3,000,000)             (300)      (2,562,200)              -             (2,562,500)
     agreement
  Services donated by stockholder                 -                   -              8,750               -                  8,750
  Net loss                                        -                   -              -              (3,636,470)        (3,636,470)
                                         ----------------  --------------- ---------------  ------------------  -----------------
Balance, December 31, 2001                   22,315,100             2,231        8,152,562          (7,699,273)           455,520
  Common stock issued for services            9,000,000               900           89,100               -                 90,000
  Common stock issued for cash                9,216,665               922          137,808               -                138,730
  Common stock returned                      (5,720,000)             (572)             572               -                  -
  Net loss                                        -                   -                -              (716,281)          (716,281)
                                        ----------------  ---------------- ---------------  ------------------  -----------------
Balance, December 31, 2002                   34,811,765   $         3,481  $     8,380,042   $      (8,415,554) $         (32,031)
                                        ================  ================ ===============  ==================  =================


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                   YSEEK, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                        2002                    2001
Operating activities                                                              ------------------ -----------------

  Net loss                                                                        $        (716,281) $      (3,636,470)
                                                                                  ------------------ -----------------
  Adjustments to reconcile net loss to net cash used in operating activities:
      Contributed services                                                                    -                  8,750
      Stock issued to consultants and employees                                              90,000            104,688
      Depreciation and amortization                                                          65,400             83,041
      Increase in allowance for doubtful accounts                                             -                128,442
      Writedown of property and equipment due to impairment                                   -                129,773
      Writedown of software license due to impairment                                       517,754              -
      Recovery of amortization expense due to stock recision                                  -               (324,069)
      Loss from disposal of equipment                                                         -                 13,566
      Decrease (increase) in other receivables                                                2,025             (2,025)
      Increase in interest receivable                                                         -                (11,863)
      Decrease in prepaid expenses                                                            -              3,349,468
      Increase in accounts payable and accrued expenses                                       4,133              2,620
             Total adjustments                                                              679,312          3,482,391
                                                                                  -----------------  -----------------
        Net cash used in operating activities                                               (36,969)          (154,079)
                                                                                  -----------------  -----------------
Investing activities

  Decrease (increase) in deposits and other assets                                            -                 30,000
                                                                                  -----------------  -----------------
Financing activities

  Proceeds from issuance of notes and loans payable                                          22,564             95,000
  Payments on notes payable                                                                (117,564)            (4,252)
  Proceeds from sale of common stock                                                        138,730                -
  Net advances from a stockholder                                                             -                 32,519
                                                                                  -----------------  -----------------
        Net cash provided by financing activities                                            43,730            123,267
                                                                                  -----------------  -----------------
Net increase (decrease) in cash                                                               6,761               (812)
Cash, beginning of year                                                                         238              1,050
                                                                                  -----------------  -----------------
Cash, end of year                                                                 $           6,999  $             238

==================================================================================================================================


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                   YSEEK, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Supplemental disclosures of noncash investing and financing activities

  In June 2001, 3,000,000 shares of common stock were returned to the Company related to goodwill originally valued at $2,562,500.

  In 2002 and 2001, the Company issued stock amounting to $90,000 and $104,688, respectively, for consultant services and employee compensation.

Cash flow information:

                                                  2002               2001
                                        -----------------  -----------------
Cash paid for interest                  $           7,539  $           2,016

                                   YSEEK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

(1)   Significant Accounting Policies:

The following is a summary of the more significant accounting policies and practices of Yseek, Inc. (the Company) which affect the accompanying financial statements.

     (a)  Organization--Yseek, Inc. was incorporated on September 23, 1997.

     (b) Operations--The Company acquires and develops unique companies and/or technologies. In late 1999, the Company acquired a company that developed a web site to provide comparative statistical analysis of Internet advertising. This web site and its technology was abandoned in early 2001. Late in 2000, the Company launched an Internet search portal called Yseek.com. The Internet search portal was abandoned as an operating asset in late 2002 and internet operations were discontinued.

     Originally the Company was formed to develop, own and operate a chain of full-service car wash and express oil change centers. The Company owned and operated one such center from January 1999 through April 2000. The center was sold in April 2000. The Company discontinued this segment of business.

     The Company is currently investigating operating businesses to acquire or develop.

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

     (e) Software license-- The cost of purchased software is capitalized and depreciated using the straight-line method over the estimated useful life of ten years.

     (f) Loss per common share--Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. In computing diluted earnings per share, warrants were excluded because the effects were antidilutive.

     (g) Advertising--Advertising costs are charged to operations when incurred. Advertising expense was $4,300 for the year ended December 31, 2001.

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

                                   YSEEK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

(1)     Significant Accounting Policies:  (Continued)
        --------------------------------

      (i) Long-lived assets--Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount and fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

(2)    Reformation Agreement and Loss From Impairment of Assets:
      ---------------------------------------------------------
In December 1999, the Company purchased all the outstanding stock of Rankstreet.com, Inc. In the transaction accounted for as a purchase, the total purchase price of $2,763,510 (including the value of contingent shares issued in May 2000 and February 2001) was classified as goodwill. The goodwill was being amortized over five years and as of December 31, 2000, accumulated amortization totaled $525,082.

Additionally, during 2000 the Company contracted with consultants to develop a web site for Rankstreet. The web site was capitalized with a value of $206,250 and was being amortized over three years. Accumulated amortization as of December 31, 2000 was $59,289.

In April 2001, the existing management and Board of Directors of the Company resigned and were replaced by individuals with experience with internet based businesses. The new Board of Directors evaluated the web site and the goodwill that was acquired in the purchase of Rankstreet.com, Inc. and deemed it to be impaired and of no future value to the Company.

Upon further investigation by the Company's new management it was determined that certain contingencies in the original acquisition agreement had not been met. In June 2001, the original stockholders of Rankstreet.com, Inc. entered into a reformation agreement with the Company. This agreement concluded that the 3,000,000 shares issued in December 1999 and May 2000 would be returned since the contingencies related to these shares had not been met. Those shares were returned to the Company in June 2001. This reformation results in a reduction in goodwill related to the Rankstreet acquisition of $2,562,500, the original value of the shares issued. This resulted the recovery of amortization in the amount of $324,069. The Company recognized an impairment loss due to the Rankstreet web site of $129,773.

(3)    Loss from Impairment of Software License and Discontinued Operations:
      ---------------------------------------------------------------------

Late in 2000, the Company launched an Internet search portal called Yseek.com based on a ten-year license it acquired in late 2000. During 2001 and 2002, the Company entered into several short-term revenue sharing agreements with internet host sites to generate traffic to the site and generate revenues. The Company's management with internet related experience resigned from the Company in September 2002.

                                   YSEEK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

(3)     Loss from Impairment of Software License and Discontinued Operations:
        ---------------------------------------------------------------------
                                  (Continued)
In December 2002, current management determined they would dispose of their software license for an Internet search portal called Yseek.com due to the lack of revenues, experience of current management with internet businesses and due to the lack of funds available to generate sufficient revenues from the site. Management will attempt to sell the license however there is not an active market for such an asset, and no buyer is presently identified. As of December 31, 2002, the net book value of the license was $517,754. The Company recognized a loss from impairment of $517,754 in 2002 which is included in loss from discontinued operations in the statement of operations. The Company discontinued internet operations in December 2002.

Amortization expense on software license, which is included in general and administrative expense, was $65,400 in 2002 and 2001, respectively.

Summarized results of internet operations for the years ended December 31, 2002 and 2001 are as follows:

                                                          Year Ended
                                                          December 31,
                                         -------------------------------------
                                                    2002               2001
                                         ------------------ ------------------
  Net sales                              $             254  $             477
                                         ================== ==================
  Operating loss                         $        (593,558) $      (3,310,774)
                                         ================== ==================
  Loss from discontinued operation       $        (593,558) $      (3,310,774)
                                         ================== ==================
(4)   Income Taxes:

No provision for income taxes has been recorded for 2002 or 2001 due to net losses incurred.

Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes, differences in lives and depreciation methods for property and equipment and intangible assets and impairment losses recognized for financial statement purposes. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of realization of the benefit of the net operating losses against future taxable income. The components of deferred tax assets at December 31, 2002, consist of the following:

     Deferred tax assets:
       Net operating loss                                      $     2,013,000
       Deferred start up costs and other
          temporary differences                                        140,000
       Valuation allowance                                          (2,153,000)
              Net deferred tax asset                           ----------------
                                                               $            -
                                                               ================
The Company has operating losses of approximately $7,743,000 which can be used to offset future taxable income. These losses begin to expire in the year 2018.

                                   YSEEK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

()    Stock Transactions:

During 2002, the Company sold 9,216,665 shares of common stock for cash of $138,730.

In 2000, the Company issued 5,720,000 shares of common stock under two traffic promotion agreements, with two companies related to then officers or directors of Yseek. These agreements expired one year later. The Company recognized an expense of $1,287,000 related to these agreements. In September 2002, the two companies returned the entire 5,720,000 common shares. Yseek and the companies executed mutual releases from any future claims, losses or rights. The shares received by the Company were recorded at cost, which was zero.

On October 1, 2002, the Company issued 9,000,000 shares of common stock under one-year employment agreements with two officers of the Company. The Company recognized an expense of $90,000 related to these agreements, which represents the market value of the shares less a discount because the shares are unregistered and are not easily marketable.

During January and February of 2001, the Company issued 150,000 shares of common stock to individuals and other entities for services performed during the first quarter of 2001. The Company recognized an expense of $31,250, the market value of the shares less a 50% discount because the shares are unregistered and the Company stock is not easily marketable.

During January and February of 2001, the Company issued 200,000 and 125,000 shares of common stock under six-month and one-year consulting agreements, respectively. The 125,000 shares were issued to an officer of the Company. The Company recorded a prepaid expense of $73,438 related to these agreements, the market value of the shares less a 50% discount because the shares are unregistered and the stock is not easily marketable. The Company expensed $73,438 utilizing the straight line method over the life of the agreements in 2001. Additionally, options were granted to an individual as part of one of the agreements. The option agreement allows for the purchase of 75,000 shares of Company common stock for $.50 per share for a period of three years. The other consulting agreement included issuance of 500,000 warrants at an exercise price of $.50 per share.

During February 2001, the Company issued the final contingent 1,000,000 shares related to the 1999 business acquisition. The Company capitalized goodwill of $203,100, the market value of the shares less a 50% discount because the shares are unregistered, are a significant block of stock and the Company stock is not easily marketable. See Note 2 regarding goodwill and shares rescinded.

(6)   Commitments and Related Party Transactions:
      ------------------------------------------

The President and Operations Manager performed services for the Company at no cost through March 2001. The Board of Directors valued these services at $8,750 in 2001, and recorded this amount as an expense and an increase in additional paid-in capital in the accompanying financial statements. The Operations Manager has an employment contract through March 2001, with a minimum salary of $25,000 per year.

The Company entered into several agreements with related parties as described in
Note 5.

                                   YSEEK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

(6)     Commitments and Related Party Transactions:  (Continued)
        ------------------------------------------

The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

During 1998, the Company entered into an agreement for use of a private suite at the Raymond James Stadium for the 1998 through 2003 football seasons. Included in deposits at December 31, 2000 was a $30,000 deposit in accordance with the terms of this agreement. The Company incurred expenses of $33,030 during 2000, related to this agreement. The Company was committed under this agreement for an annual fee of $30,000 through 2003. In June 2001, the Company terminated this agreement and forfeited their deposit of $30,000.

()    Warrants:

At December 31, 2001, the Company had outstanding exercisable warrants to purchase 318,240 shares of the Company's common stock at $2.00 per share. The warrants expired in 2001.

At December 31, 2001, the Company had outstanding exercisable warrants to purchase 249,000 shares of the Company's common stock at various prices based upon expiration dates. Warrants expiring in 2003 are exercisable at $7.00.

Prior to expiration, the warrants may be redeemed by the Company at a price of $.01. As of December 31, 2002 no warrants have been redeemed.

(8)   Stock Options:

The Company granted options to consultants under various consulting agreements. These agreements grant to the consultants the option to purchase shares of Company common stock at a fixed price of $.50 per share. Management has determined these per share prices equal or exceed fair market value. These options expire on the third anniversary date of the execution date of the respective agreement and are immediately vested.

A summary of consultant option activity follows:

                                  December 31,

                                                      2002             2001
     Outstanding, beginning of year                3,075,000         3,000,000
     Issued                                            -                75,000
     Cancelled                                         -                 -
                                                   ---------------- -----------
     Outstanding, end of year                      3,075,000         3,075,000
                                                   ================ ===========

                                   YSEEK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

(8)     Stock Options:  (Continued)
        --------------

The Company follows SFAS 123 in accounting for stock options issued to nonemployees. The fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 5.38% in 2001; no dividend yield; expected life of one and one-half years; 9.53% volatility in 2001. There was no compensation cost related to these options.

The weighted average exercise price of options granted was $.50 in 2001. The weighted average fair value of options granted was $.00 in 2001.

(9)   Subsequent Events:

In 2003, the Company has sold 2,500,000 shares of common stock for $37,500.

On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for services, the consultant will receive $10,000 and 1,000,000 common shares.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any disagreement with its independent auditor on any matter of accounting principles or practices or financial statement disclosure.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following is a brief description of the educational and business experience of each director, executive officer and key employee of the Company:


                                                                                                      Year First
                           Principal Occupations During Past                                          Became
Name of Director   Age     Five Years; Certain Directorships                                          Director

David Weintraub     39     1998-2000: Vice President-Marketing - Swifty Car Wash & Quik-Lube, Inc.      2002
                           2000-2001: Sales, Marketing - SwiftyNet.com, Inc.
                           2003-Present: CEO, Director - Yseek, Inc.

Rachel Steele      36      1998-2000: President, Secretary - Swifty Car Wash & Quik-Lube, Inc.          2002
                           2000-2002: President - SwiftyNet.com, Inc.
                           2000-2001: Director - SwiftyNet.com, Inc.
                           2002-Present: Vice President, Director - Yseek, Inc.

Glen Ostrowski     37      1998-2002: Vice President-Marketing - Animagic Animation                     2002
                           2002-Present: President - Yseek, Inc.

Tanya Ostrowski     26     1995-2002: Administrative Assistant, Processor - Compass Bank                2002
                           2002-Present: Secretary, Treasurer, Director - Yseek, Inc.

No voting arrangements exist between the officers and directors. Mr. Weintraub and Ms. Steele live together. The above persons were selected pursuant to provisions in the Company's By-Laws, all holding office for a period of one year or until their successors are elected and qualified. None of the officers or directors of the Company have been involved in legal proceedings during the past five years which are material to an evaluation of the ability or integrity of any director, person nominated to become a director, or executive officer of the issuer, including any state or Federal criminal and bankruptcy proceedings.


Item 10.  Executive Compensation

                                    Summary Compensation Table
                                                       Long Term Compensation
                                 Annual Compensation      Awards    Payouts

    (a)                       (b)    (c)        (d)      (e)       (f)         (g)             (h)         (i)
Name and                                                Other                  Securities                   All
Principal                                               Annual   Restricted    Underlying                  Other
Position                                                Compen     Stock        Options/       LTIP      Compens-
                            Year   Salary($) Bonus($)  sation    Awards($)     SARs(#)      Payouts($)   sation($)
David Weintraub
Chief Executive Officer        0       0         0        0            0         0              0            0

Glen Ostrowski
President                      0       0         0        0            0         0              0            0

Tanya Ostrowski
Secretary-Treasurer            0       0         0        0            0         0              0       $45,000(1)

Rachel Steele                  0       0         0        0            0         0              0       $45,000(2)
Vice President

(1) Reflects issuance of 4,500,000 shares.
(2) Reflects issuance of 4,500,000 shares.



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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

None of the officers and directors have received a salary during the past twelve months. There are no officer or director groups. As a group, the officers and directors of the Company own 11,682,768. As of March 19, 2003 the stock ownership of the Officers and Directors and 10% Shareholders was as follows.

Title         Name and                  Amt and                    Percent
Of            Address                   Nature of                  of
Class         of Beneficial Owner       Beneficial Ownership       Class

Common        Glen Ostrowski               100,000                  0.27%
Stock         3645 Kings Road
              Bldg 6, #104
              Palm Harbor, FL 34685

Common        Rachel Steele               7,082,768                 19.67%
Stock         7732 N. Mobley Road
              Odessa, FL 33556

Common        Tanya Ostrowski             4,500,000                 12.50%
Stock         3645 Kings Road
              Bldg 6, #104
              Palm Harbor, FL 34685

Common        Candidhosting.com, Inc.     2,430,000                  06.75%
Stock         412 East Madison
              Suite 1000
              Tampa, FL 33602

Common        Timothy Minnehan            2,232,000                  06.20%
Stock         P.O. Box 243
              Linonia NY 14487

Common
Stock         Total                      16,344,768                  45.39%


Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

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

    **(10.11) Stanley Rabushka Employment and Stock Agreement
    **(10.12) Tampa Bay Buccaneers Agreement

  ***(10.13)Edgar Arvelo Consulting Contract
  ***(10.14)Richard Kleinberg Employment Contract
  ***(10.15)Vladimir Rafalovich
  ***(10.16)Martinez Consulting Contract
****(10.17)Purchase and Sale  Contract  between  Jim Malak  and/or  Assigns and
                  SwiftyNet.com, Inc.
dated April 6, 2000
     +(10.18)Consulting Agreement with Netelligent Consulting
                  dated October 11, 2000
     +(10.19)Consulting Agreement with Frank Pinizzotto
                  dated September 19, 2000
     +(10.20)Consulting Agreement with Gigi Pinizzotto
                  dated September 19, 2000
    +(10.21)Professional Services Agreement with
                  Laurie Stern dated July 31, 2000
    +(10.22)Consulting Agreement with Mark Daniel White
                  dated September 19, 2000
 ++(10.23)Consulting Agreement with Nick Trupiano
                 dated November 25, 2000
 ++(10.24)Consulting/Option Agreement with CandidHosting.com, Inc.
                 dated December 1, 2000
 ++(10.25)Consulting/Option Agreement with David S. Goldman
                 dated December 19, 2000
 ++(10.26)Consulting/Option Agreement with Voice Media, Inc.
                 dated December 1, 2000
 ++(10.27)Public Relations Agreement with Shoreliner
                Capital Ltd. Partnership dated January 17, 2001
 ++(10.28 Traffic Promotion Agreement with Voice Media, Inc.
                dated November, 2000
 ++(10.29)Traffic Promotion Agreement with CandidHosting.com,Inc.
                dated December 1, 2000
 ++(10.30)Consulting Agreement with Paul Runyon
                dated November 25, 2000
 ++(10.31)Non-Exclusive License Agreement with Norman J. Jester, III dated November, 2000
 ++(10.31)Client Services Agreement with Markham/Novell
                Communications, Ltd. dated January 9, 2001
 ++(10.32)Client Services Agreement with Novell Markham
                Communications, Ltd. dated January 9, 2001
 ++(10.33)Stock Option Agreement with Mark P. Dolan
                dated January 10, 2001
 ++(10.34)Assignment of Contract with Netelligent
                dated December 7, 2000
 ++(10.35)Consulting Agreement with Marlene Trupiano
                dated January 3, 2000
 ++(10.36)Consulting Agreement with Marlene Trupiano
                dated November 25, 2000
+++(10.37)Promissory Note to 2D&H, Inc.
+++(10.38)Guaranty Agreement
+++(10.39)Termination Agreement Reformation Agreement with NeuTelligent, Inc.,
           f/k/a CandidHosting.com, Inc.*

+++(10.40)Termination Agreement Reformation Agreement with Voice Media, Inc.

++++(10.41)Employment Agreement with Rachel L. Steele dated October 1, 2002....

++++(10.42)Employment Agreement with Tanya Ostrowski dated October 1, 2002.. ..

(11)Statement re: computation of per share earnings                    Note 1 to
                                                                       Financial
                                                                      Statements

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

     (18)Letter on change in accounting principles                          None

     (21)Subsidiaries of the registrant                                     None

     (22)Published report regarding matters submitted to vote               None

     (23)Consents of Experts and Counsel                                    None

     (24)Power of Attorney                                                  None


    (99)Additional Exhibits                                                 None

+++++99.1         Certification  of  Chief  Executive Officer and Chief
                   Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Previously  filed with Form 10-SB on November 23, 1998.
** Previously filed with Form 10-SBA No. 1 on February 2, 1999. *** Previously filed with Form 10-KSB filed on March 30, 2000.
**** Previously filed with Form 10-QSB filed May 15, 2000.
+ Previously  filed with Form 10QSB filed 11-17-00.
++ Previously filed with Form 10KSB filed March 29, 2001.
+++ Previously filed with Form 8-K filed September 16, 2002.
++++ Previously filed with Form 10-QSB filed November 14, 2002.
+++++ Filed herewith.

Reports on Form 8-K

None.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded processed, summarized and reported with in the requisite time periods.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.



                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2003.

                                              YSEEK, INC.
                                              f/k/a SwiftyNet.com, Inc.


                                           By: ___________/s/__________________
                                                           DAVID WEINTRAUB,
                                                       Chief Executive Officer

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on March 26, 2003.

         SIGNATURE                                    TITLE


__________/s/_______________________    Chief Executive Officer, Director

      DAVID WEINTRAUB


__________/s/_______________________    President, Director

     GLEN OSTROWSKI


__________/s/_______________________    Vice President, Director

     RACHEL STEELE

__________/s/_______________________    Secretary, Treasurer, Director

     TANYA OSTROWSKI


CERTIFICATION
OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, DAVID WEINTRAUB, certify that:

1. I have reviewed this annual report on Form 10-KSB of YSEEK, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

_________/s/_____________
DAVID WEINTRAUB
Chief Executive Officer
Chief Financial Officer