Form 10QSB
period 2003-03-31
YSEEK INC
filed 2003-05-15
CIK 1058307

The accompany notes are an integral part of the financial statements.
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                         For the transition period from to

                                  -------------

                       Commission file number: 0-25097

            ADVANCED 3-D ULTRASOUND SERVICES, INC. f/k/a/ YSEEK, INC.
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


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of March 31, 2003, was 39,611,764.

Part I - Financial Information                                            Page

                            ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                                                    BALANCE SHEET





                                                                                                      March 31, 2003
                                                                                                        (unaudited)
                                                         ASSETS

Current assets
  Cash                                                                                             $             12,829

                                                                                                   ---------------------
Total Assets                                                                                       $             12,829


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                                            $              40,748

Commitments and contingencies

Stockholders' equity
  Common stock; $.0001 par value; 50,000,000 shares
    authorized; 39,611,764 shares issued and outstanding                                                           3,961
  Paid in capital                                                                                              8,451,562
  Accumulated deficit                                                                                         (8,483,442)
         Total stockholders' equity                                                                              (27,919)

                                                                                                   ---------------------
Total Liabilities and Stockholders' Equity                                                         $              12,829


                           ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)

                                               STATEMENTS OF OPERATIONS




                                                                                    Three Months Ended March 31,
                                                                                       2003              2002

                                                                                    (unaudited)      (unaudited)
Revenues                                                                          $          -         $      -

Expenses
  Selling, general and administrative                                                      67,889            9,907
                                                                                  ---------------            9,907
         Total expenses                                                                    67,889

Other income (expense)
  Interest expense                                                                           -              (4,274)
                                                                                  ---------------           (4,274)
         Total other income (expense)                                                        -

                                                                                  ---------------
Loss from continuing operations                                                           (67,889)         (14,181)

Discontinued operations
  Loss from discontinued operations of internet business                                      -             26,062

                                                                                  ---------------
Net loss                                                                          $       (67,889) $       (40,243)

Loss per common share
  From continuing operations                                                      $            -   $            -
  Discontinued operations - loss from operations                                               -                -
                                                                                  ---------------
         Total loss per share                                                     $            -   $            -

Weighted average common shares outstanding                                             37,679,542       22,315,100

,page>






                            ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                                               STATEMENTS OF CASH FLOWS




                                                                                    Three Months Ended March 31,
                                                                                       2003              2002
                                                                                    (unaudited)      (unaudited)

Cash flows from operating activities
  Net loss                                                                        $       (67,889) $       (40,243)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock issued to consultants                                                          15,000            -
      Depreciation and amortization                                                         -               16,350
      Decrease in other receivables                                                         -                1,284
      Increase in accounts payable and accrued expenses                                     1,719            2,963
             Total adjustments                                                             16,719           20,597

                                                                                  ---------------
        Net cash used in operating activities                                             (51,170)         (19,646)

Cash flows from financing activities
  Payments on notes payable                                                                 -               (1,165)
  Proceeds from issuance of loans payable                                                   -               19,314
  Net advances from a stockholder                                                           -                1,567
  Proceeds from sale of common stock                                                       57,000            -
                                                                                  ---------------
        Net cash provided by financing activities                                          57,000           19,716

                                                                                  ---------------
Net increase in cash                                                                        5,830               70

Cash, beginning of period                                                                   6,999              238

                                                                                  ---------------
Cash, end of period                                                               $        12,829  $           308


Supplemental disclosures of noncash investing and financing activities:

None

Supplemental disclosure of cash flow information:

The Company paid $402 in interest for the three months ended March 31, 2002.

          ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003



The information presented herein as of March 31, 2003, and for the three-months ended March 31, 2003 and 2002, is unaudited.


(1)   Organization:

The Company changed its name from Yseek, Inc. to Advanced 3-D Ultrasound Service, Inc. on May 12, 2003.

(2)   Basis of Presentation:

The accompanying financial statements of Advanced 3-D Ultrasound Services, Inc. (Formerly Yseek, Inc.) (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2002.

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


(3)   Loss on Impairment of Software License and Discontinued Operations:

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

In December 2002, current management determined they would dispose of their software license for an Internet search portal called Yseek.com due to the lack of revenues, experience of current management with internet businesses and due to the lack of funds available to generate sufficient revenues from the site. Management will attempt to sell the license however there is not an active market for such an asset, and no buyer is presently identified. As of December 31, 2002, the net book value of the license was $517,754. The Company recognized a loss from impairment of $517,754 in 2002. The Company discontinued internet operations in December 2002.

Amortization expense on software license, which is included in loss from discontinued operations, was $16,350 for the three months ended March 31, 2002.


Summarized results of internet operations for the three months ended March 31, 2003 and 2002, are as follows:

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                        2003               2002
  Net sales                                                                       $              -   $             109
  Operating loss                                                                  $              -   $         (26,062)
  Loss from discontinued operations                                               $              -   $         (26,062)

(4)   Stock Transactions:

During the three months ended March 31, 2003, the Company sold 3,799,999 shares of common stock for cash of $57,000.

On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for services, the consultant will receive $10,000 and 1,000,000 common shares. The Company recognized an expense of $15,000 related to the shares issued which represents the market value of the shares.



Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

During the first eight months of 2002, the Company's board of directors and officers were affiliated with companies and individuals with substantial experience in the Internet industry. Prior to 2002, strategic alliances and consulting agreements had allowed the Company to acquire management and marketing expertise with these individuals and companies. In September 2002 these officers and directors elected new officers and directors and then resigned. The new officers and directors have been involved with the company since its inception, except for the period from April 2001 to September 2002.

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

The Company's plans include acquiring or developing profitable business ventures. The Company is currently actively exploring several possible acquisitions however there are no pending letters of intent, active negotiations or other plans. On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for these services, the consultant will receive $10,000 and 1,000,000 common shares. Currently the Company is actively pursuing the business of 3-D fetal photography. 3-D fetal photography provides clear color photographs of an unborn child. The Company believes recent improvements make this technology practical and desired by parents. In response to the companies decision to pursue this business venture, the Company changed its name to Advanced 3-D Ultrasound Services, Inc. effective May 12, 2003.

The Companies plans to acquire or develop a profitable business venture will require additional funds. From September, 2002 through December, 2002, the Company received $138,730 from sales of common stock, of which $35,000 was from one of the new officers who is a major stockholder. This initial funding was used primarily to pay off debts and to fund minimal administrative costs. In the first quarter of 2003, the Company received an additional $72,000 from sales of common stock. This funding was used to fund administrative costs and to fund the consulting agreement noted in the preceding paragraph. The Company plans to fund the operations of the company through additional sales of common stock. Acquisitions will be funded through a combination of cash, stock and debt.The Company has adopted a subscription agreement to raise $300,000 of which $200,000 will be used for fetal photography development and $100,000 used for working capital. The Company also believes that in the current marketplace they are an attractive merger partner due to their public company status.

As of March 31, 2003 the Company had cash available of approximately $12,800. However, the Company's operations are currently minimal and the cash outflows have been substantially reduced. Additionally the Company's officers and board members have agreed to fund the Company's operations if necessary.

In October 2002 the Company entered into employment agreements with its vice president and treasurer. The employment agreements are for the period October 1, 2002 through September 30, 2003. Compensation under both agreements will be 4,500,000 common shares valued at $.01 per share. Bonuses can be paid at the discretion of the Board.

Part II.

Item. 2.  Changes in Securities

From January 1, 2003 to March 31, 2003, Registrant sold a total of 3,700,000.00 common shares for a cash purchase price of $.015 per share as follows:

       Name            Number Common Shares Purchased        Date

    James C. Ottogalli               200,000                 02-21-03
    Richard T. Fisher              1,000,000                 03-11-03
    Paul Welch                       500,000                 01-10-03
    James C. Ottogalli.              200,000                 02-14-03
    William Kapner                   500,000                 01-27-03
    Leonard Root                     100,000                 01-23-03
    Denno Family Limited
     Partnership                   1,000,000                 02-03-03
    Douglas B. Odell                 200,000                 01-01-03

All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities ($55,500.00) were used to provide operating capital.

On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for services, the consultant will receive $10,000 and 1,000,000 common shares.


Item 4. Submission of Matters to a Vote of Security Holders.

Effective May 12, 2003, the Company's shareholders voted (1) to change the Company's name to Advanced 3-D Ultrasound Services, Inc., (2) to elect David Weintraub, Rachel Steele, Glen Ostrowski and Tanya Ostrowski to serve as the Company's Board of Directors until the next annual meeting of shareholders and
(3) to designate Semago & Company, P.A. to audit the Company's books and accounts for the year ending December 31, 2003. The shareholder vote occurred at an adjournment of the annual meeting of shareholders on May 2, 2003. The shareholder's meeting was adjourned until a quorum could be obtained.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit   Description                                                     Number

(2)  Plan of Acquisition, Reorganization,
     Arrangement, Liquidation or Succession................................None

(4)  Instruments defining the rights of holders, including Indentures      None

(10) Material contracts ...................................................None


(11) Statement re: computation of per share earnings............... ...Note 2 to
                                                                       Financial
                                                                      Statements

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

(22) Published report regarding matters submitted to
     vote..................................................................None

(23) Consents of Experts and Counsel.......................................None

(24) Power of Attorney.....................................................None

(99) Additional Exhibits...................................................None

  99.1 Certification of CEO and CFO........................................*
  99.2 Section 1350 certification                                          *
* Filed herewith

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

                                      YSEEK, INC.



Dated: May 14, 2003                 By: /s/ David Weintraub
                                      --------------------------
                                      David Weintraub
                                      Chief Executive Officer
                                      Chief Financial Officer