Form 10QSB
period 2003-06-30
YSEEK INC
filed 2003-08-14
CIK 1058307

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

                  For the quarterly period ended June 30, 2003

                                       or

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


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of June 30, 2003, was 42,481,764.

Part I - Financial Information

                                         ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)

                                                              FINANCIAL STATEMENTS

                                                                 JUNE 30, 2003







                                 The accompany notes are an integral part of the financial statements.
                                     ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                                  BALANCE SHEET

                                                                                                       June 30, 2003
                                                                                                        (unaudited)
                                                         ASSETS
Current assets

  Cash                                                                                             $              6,383
  Due from stockholder                                                                                              877

                                                                                                   ---------------------
Total Assets                                                                                       $              7,260


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                                                            $              43,923

Commitments and contingencies

Stockholders' equity

  Common stock; $.0001 par value; 50,000,000 shares
    authorized; 42,481,764 shares issued and outstanding                                                           4,248
  Paid in capital                                                                                              8,494,325
  Accumulated deficit                                                                                         (8,535,236)
         Total stockholders' equity                                                                              (36,663)

                                                                                                   ---------------------
Total Liabilities and Stockholders' Equity                                                         $               7,260



             ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                            STATEMENTS OF OPERATIONS

                                                       Three Months Ended June 30,                Six Months Ended June 30,
                                                       2003                  2002                 2003                  2002
                                                   (unaudited)           (unaudited)           (unaudited)          (unaudited)
Revenues                                       $                -    $                -    $                -   $                -

Expenses
  Selling, general and

   administrative                                           51,784                27,442               119,673               37,349
                                               --------------------                                    119,673               37,349
         Total expenses                                     51,784                27,442

Other income (expense)
  Interest expense                                              (9)               (4,581)                   (9)              (8,855)
                                               --------------------                                         (9)              (8,855)
         Total other income (expense)                           (9)               (4,581)

                                               --------------------
Loss from continuing operations                            (51,793)              (32,023)            (119,682)              (46,204)

Discontinued operations
  Loss from discontinued operations
   of internet business                                       -                     6,724                -                    32,786

                                               --------------------
Net loss                                       $           (51,793)  $           (38,747)  $          (119,682) $           (78,990)

Loss per common share
  From continuing operations                   $                -    $                -    $                -   $                -
  Discontinued operations - loss from
   operations                                                 -                     -                    -                     -
                                               --------------------
         Total loss per share                  $                -    $                -    $                -   $                -

Weighted average common shares
 outstanding                                             40,884,209           22,315,100            39,292,987           22,315,100





              ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                           2003              2002
                                                                                       (unaudited)      (unaudited)
Cash flows from operating activities
  Net loss                                                                        $      (119,682) $       (78,990)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock issued to consultants                                                          15,000            -
      Depreciation and amortization                                                         -               32,700
      Decrease (increase) in receivables                                                     (877)           1,284
      Decrease in allowance for doubtful accounts                                           -                 (759)
      Increase in accounts payable and accrued expenses                                     4,894           22,462
             Total adjustments                                                             19,017           55,687

                                                                                  ---------------
        Net cash used in operating activities                                            (100,665)         (23,303)

Cash flows from financing activities
  Payments on notes payable                                                                 -               (2,374)
  Proceeds from issuance of loans payable                                                   -               22,564
  Net advances from a stockholder                                                           -                3,133
  Proceeds from sale of common stock                                                      100,050            -
                                                                                  ---------------
        Net cash provided by financing activities                                         100,050           23,323

                                                                                  ---------------
Net increase (decrease) in cash                                                              (615)              20

Cash, beginning of period                                                                   6,998              238

                                                                                  ---------------
Cash, end of period                                                               $         6,383  $           258


Supplemental disclosures of noncash investing and financing activities:

None

Supplemental disclosure of cash flow information:

The Company paid $9 and $759 in interest for the six months ended June 30, 2003 and 2002, respectively.

           ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                        NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 2003

The information presented herein as of June 30, 2003, and for the three and six-months ended June 30, 2003 and 2002, is unaudited.

(1)   Organization:

The Company changed its name from Yseek, Inc. to Advanced 3-D Ultrasound Service, Inc. on May 2, 2003.

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

Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2002.

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

Amortization expense on software license, which is included in loss from discontinued operations, was $32,700 for the six months ended June 30, 2002.

             ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                        NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 2003

(3)  Loss  on  Impairment  of  Software  License  and  Discontinued  Operations:
(Continued)

Summarized results of internet operations for the six months ended June 30, 2003 and 2002, are as follows:

                                                            Six Months Ended
                                                               June 30,
                                                       2003               2002
  Net sales                              $              -   $              35
  Operating loss                         $              -   $         (32,786)
  Loss from discontinued operations      $              -   $         (32,786)

(4)   Stock Transactions:

During the six months ended June 30, 2003, the Company sold 6,670,000 shares of common stock for cash of $100,050.

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

The Company's plans include acquiring or developing profitable business ventures. On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for these services, the consultant will receive $10,000 and 1,000,000 common shares. Currently the Company is actively pursuing the business of 3-D fetal photography. 3-D fetal photography provides clear color photographs of an unborn child. The Company believes recent improvements make this technology practical and desired by parents. In response to the Companies' decision to pursue this business venture, the Company received shareholder approval to pursue this venture and therefore changed its name to Advanced 3-D Ultrasound Services, Inc. at its shareholders meeting on May 2, 2003.

The Company is currently working on the business model for a 3-D fetal photography center and a marketing plan for the first center. The Company is also pursuing a lease for the center, determing the design of such space and negotiating with vendors to provide equipment. The Company is also pursuing trademark protection.

The Companies' plans to develop a profitable 3-D fetal photography business will require additional funds.

The Company has adopted a subscription agreement to raise $300,000 of which $200,000 will be used for fetal photography development and $100,000 used for working capital. In the second quarter of 2003, the Company received an additional $43,050 from the sales of common stock.

From September 2002 through December 2002, the Company received $138,730 from sales of common stock, of which $35,000 was from one of the new officers who is a major stockholder. This initial funding was used primarily to pay off debts and to fund minimal administrative costs. In the first quarter of 2003, the Company received an additional $57,000 from sales of common stock. This funding was used to fund administrative costs and to fund the consulting agreement noted in a preceding paragraph. The Company plans to fund the operations of the company through additional sales of common stock.

As of June 30, 2003 the Company had cash available of approximately $6,000. However, the Company's operations are currently minimal and the cash outflows have been substantially reduced. Additionally the Company's officers and board members have agreed to fund the Company's current level of operations if necessary.

In October 2002 the Company entered into employment agreements with its vice president and treasurer. The employment agreements are for the period October 1, 2002 through September 30, 2003. Compensation under both agreements will be 4,500,000 common shares valued at $.01 per share. Bonuses can be paid at the discretion of the Board.

Item 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days prior to the filing of this report, has concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared. Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

     (b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

Part II.

Item. 2.  Changes in Securities

From April 1, 2003 to June 30, 2003, Registrant sold a total of 2,870,000 common shares for a cash purchase price of $.015 per share as follows:

       Name            Number Common Shares Purchased        Date

    Douglas W. Kile                  100,000                 05-21-03
    Leonard Root                     100,000                 05-15-03
    Douglas B. Odell                 120,000                 05-14-03
    Denno Family Limited
     Partnership                   1,000,000                 04-28-03
    Paul X. Welch                    200,000                 05-19-03
    Theodore G. Grevas               350,000                 06-27-03
    Mark R. Dolan                  1,000,000                 05-28-03



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

                                      YSEEK, INC.



Dated: August 13, 2003                 By: /s/ David Weintraub
                                      --------------------------
                                      David Weintraub
                                      Chief Executive Officer
                                      Chief Financial Officer