Form 10QSB
period 2003-09-30
YSEEK INC
filed 2003-11-06
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

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


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of September 30, 2003, was 44,231,765.

Part I - Financial Information
                      Advanced 3-D Ultrasound Services, Inc.
                             (Formerly Yseek, Inc.)

                              FINANCIAL STATEMENTS

                               September 30, 2003

                  ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                                  BALANCE SHEET

                                                                   September 30,
                                                                        2003
                                                                     ____________
                                                                     (unaudited)
   ASSETS

Current assets
    Cash                                                               $     137
                                                                     ____________
Total Assets                                                           $     137
                                                                     ____________

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                             $   44,559
                                                                     ____________

Commitments and contingencies

Stockholders' equity
    Common stock; $.0001 par value; 50,000,000 shares
      authorized; 44,231,765 shares issued and outstanding                 4,423
    Paid in capital                                                    8,520,400
    Accumulated deficit                                               (8,569,245)
                                                                     ____________
        Total stockholders' equity                                       (44,422)
                                                                     ____________

Total Liabilities and Stockholders' Equity                             $     137
                                                                     ____________

      The accompany notes are an integral part of the financial statements.
        Advanced 3-D Ultrasound Services, Inc. (Formerly Yseek, Inc.)


                     ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                                     STATEMENTS OF OPERATIONS

                                             Three Months Ended                Nine Months Ended
                                              September 30,                      September 30,
                                           ----------    ----------       ------------   ------------
                                              2003         2002              2003          2002
                                           ----------    ----------       ------------   ------------
                                          (unaudited)   (unaudited)      (unaudited)    (unaudited)

Revenues                                   $    -        $    -           $    -         $      254
                                           ----------    ----------       ------------   ------------

Expenses

    Selling, general and administrative        34,009       23,297           153,682         60,900
                                           ----------    ----------       ------------   ------------
        Total expenses                         34,009       23,297           153,682         60,900
                                           ----------    ----------       ------------   ------------
Other income (expense)
    Interest expense                            -            6,002                (9)        (2,853)
                                           ----------    ----------       ------------   ------------
        Total other income (expense)            -            6,002                (9)        (2,853)
                                           ----------    ----------       ------------   ------------
Loss from continuing operations              (34,009)      (17,295)         (153,691)       (63,499)


Discontinued operations
    Loss from discontinued operations
      of internet business                      -              543             -             33,329
                                           ----------    ----------       ------------   ------------

Net loss                                   $  (34,009)   $  (17,838)      $ (153,691)    $  (96,828)
                                           ----------    ----------       ------------   ------------

Loss per common share
    From continuing operations             $    -        $    -          $     -         $    -
    Discontinued operations - loss
      from operations                           -             -                -              -
                                           ----------    ----------       ------------   ------------
                Total loss per share       $    -        $    -           $    -         $    -
                                           ----------    ----------       ------------   ------------

Weighted average common

    shares outstanding                     43,660,098    24,051,989         40,748,691    22,894,063
                                           ----------    ----------       ------------   ------------


         The accompany notes are an integral part of the financial statements.
             Advanced 3-D Ultrasound Services, Inc. (Formerly Yseek, Inc.)


                           ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)
                                            STATEMENTS OF CASH FLOWS

                            Increase (Decrease) in Cash and Cash Equivalents

                                                                                    Nine Months Ended
                                                                                      September 30,

                                                                                2003                 2002
                                                                             (unaudited)          (unaudited)
Cash flows from operating activities
    Net loss                                                                  $ (153,691)          $ (96,828)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Stock issued to consultants                                               15,000                 -
        Amortization                                                               -                  49,050
        Decrease (increase) in receivables                                         -                   2,025
        Increase in accounts payable and accrued expenses                          5,530               3,564
               Total adjustments                                                  20,530              54,639

             Net cash used in operating activities                              (133,161)            (42,189)

Cash flows from financing activities
    Payments on notes payable                                                        -               (68,201)
    Proceeds from issuance of loans payable                                          -                23,314
    Net advances from a stockholder                                                  -                 3,941
    Proceeds from sale of common stock                                           126,300             105,000
             Net cash provided by financing activities                           126,300              64,054


Net increase (decrease) in cash                                                   (6,861)             21,865

Cash, beginning of period                                                          6,998                 238

Cash, end of period                                                             $    137           $  22,103

The accompany notes are an integral part of the financial statements.
          Advanced 3-D Ultrasound Services, Inc. (Formerly Yseek, Inc.)

Supplemental disclosures of noncash investing and financing activities:

In September, 2002, the Company received a stock subscription for 700,000 common shares in exchange for a future cash payment of $10,500

Supplemental disclosure of cash flow information:

The Company paid $9 and $2,853 in interest for the nine months ended September 30, 2003 and 2002, respectively.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

The information presented herein as of September 30, 2003, and for the three and nine-months ended September 30, 2003 and 2002, is unaudited.

(1)   Organization:
      -------------

The Company changed its name from Yseek, Inc. to Advanced 3-D Ultrasound Service, Inc. on May 2, 2003.

(2)   Basis of Presentation:
      ----------------------

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

Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2002.

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

(3)   Loss on Impairment of Software License and Discontinued Operations:
      -------------------------------------------------------------------

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

Amortization expense on software license, which is included in loss from discontinued operations, was $32,700 for the nine months ended September 30, 2002.

          ADVANCED 3-D ULTRASOUND SERVICES, INC. (FORMERLY YSEEK, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

(3)   Loss on Impairment of Software License and Discontinued
      Operations:(Continued)
      --------------------------------------

Summarized results of internet operations for the nine months ended September 30, 2003 and 2002, are as follows:

                                                   Nine Months Ended
                                                      September 30,
                                                  2003               2002
  Net sales                                    $       -        $       -
  Operating loss                               $       -        $    (33,329)
  Loss from discontinued operations            $       -        $    (33,329)

(4)   Stock Transactions:
      -------------------


During the nine months ended September 30, 2003, the Company sold 8,420,000 shares of common stock for cash of $126,300.

On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for services, the consultant will receive $10,000 and 1,000,000 common shares. The Company recognized an expense of $15,000 related to the shares issued which represents the market value of the shares.

(5)   Subsequent Events:
      ------------------

Subsequent to September 30, 2003, the Company sold 1,600,000 shares of common stock for cash of $24,000.



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

The Company's plans include acquiring or developing profitable business ventures. On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for these services, the consultant will receive $10,000 and 1,000,000 common shares. Currently the Company is actively pursuing the business of 3-D fetal photography. 3-D fetal photography provides clear color photographs of an unborn child. The Company believes recent improvements make this technology practical and desired by parents. In response to the Company's decision to pursue this business venture, the Company received shareholder approval to pursue this venture and therefore changed its name to Advanced 3-D Ultrasound Services, Inc. at its shareholders meeting on May 2, 2003.

The Company is currently working on the business model for a 3-D fetal photography center and a marketing plan for the first center. The Company is also pursuing a lease for the center, determining the design of such space and negotiating with vendors to provide equipment. The Company is also pursuing trademark protection.

The Company's plans to develop a profitable 3-D fetal photography business will require additional funds. The Company has adopted a subscription agreement to raise $300,000 of which $200,000 will be used for fetal photography development and $100,000 used for working capital. In the second and third quarters of 2003, the Company received an additional $43,050 and $26,250, respectively from the sales of common stock.

From September 2002 through December 2002, the Company received $138,730 from sales of common stock, of which $35,000 was from one of the new officers who is a major stockholder. This initial funding was used primarily to pay off debts and to fund minimal administrative costs. In the first quarter of 2003, the Company received an additional $57,000 from sales of common stock. This funding was used to fund administrative costs and to fund the consulting agreement noted in a preceding paragraph. The Company plans to fund its near-term operations through additional sales of common stock.

As of September 30, 2003 the Company had little available cash. However, the Company's operations are currently minimal and the cash outflows have been substantially reduced. Additionally the Company's officers and board members have agreed to fund the Company's current level of operations if necessary. Additionally, the Company sold stock subsequent to September 30, 2003 totaling $24,000.

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

Part II.

Item. 2.  Changes in Securities

From July 1, 2003 to September 30, 2003, Registrant sold a total of 1,750,000 common shares for a cash purchase price of $.015 per share as follows:

       Name            Number Common Shares Purchased        Date

    Theodore Grevas                  350,000                 07-07-03
    Gurwitz Enterprises, Ltd.        500,000                 07-08-03
    Timothy T. Berrong               500,000                 08-14-03
    Douglas W. Kile                  100,000                 08-29-03
    Ian Stewart                      200,000                 09-04-03
    Craig Huber                      100,000                 09-11-03

All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities ($26,250.00) were used to provide operating capital.



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

(b) REPORTS ON FORM 8-K:

Report on Form 8-K filed November 4, 2003, reporting Item 4.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      YSEEK, INC.



Dated: November 6, 2003                 By: /s/ David Weintraub
                                      --------------------------
                                      David Weintraub
                                      Chief Executive Officer
                                      Chief Financial Officer