Form 10KSB
period 2003-12-31
YSEEK INC
filed 2004-03-29
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
            [X] Annual report under section 13 or 15 (D) of the  Securities
                Exchange  Act of 1934 for the fiscal year ended  December 31,
                2003

            [ ] Transition report under section 13 or
                15 (d) of the Securities Exchange Act of
                1934 for the transition period from _____ to _____

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                f/k/a YSEEK, INC.
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

     The issuer's revenue for the most recent fiscal year ending December 31, 2003, was $-0-.

     The   aggregate   market  value  of  the  voting   common  equity  held  by
non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 23, 2004, was approximately $889,778.50.

     The number of shares of the Company's common stock, par value $.0001 per share, outstanding as of March 22, 2004, was 131,963.

Transitional Small Business Disclosure Format (Check One) Yes____ No X


Part I

Item 1.  Description of Business

The Company

         The Company intends to operate 3-D ultrasound centers for elective, non-diagnostic purposes. Centers will be located in commercial office parks, malls and shopping centers, rather than primarily near hospitals. Centers will initially be located in the Tampa, Florida, area.

         The Company was originally formed to develop, own and operate a chain of full-service car washes and express oil change centers. The Company is a successor to Steele Holdings, Inc., a Florida Corporation formed on August 13, 1997. Rachel Steele was the sole shareholder and President of Steele Holdings. On January 20, 1998, the Company and Steele Holdings, Inc., were reorganized with all the assets of Steele Holdings being transferred into the Company. All 6,000 authorized shares of common stock were exchanged on a one-to-one thousand basis for shares in the Company. After the reorganization, all stock in the Company was owned by the Company's president, Rachel Steele. Steele Holdings has conducted no other business, held no other assets and was dissolved on October 16, 1998. On October 22, 1999, the Company changed its name to SwiftyNet.com, Inc. On January 29, 2001, the Company changed its name to Yseek, Inc.

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

         Late in 2000, the Company launched an Internet search portal called Yseek.com based on a ten-year software license it acquired in late 2000. In January 2001, the Company used the software to begin operating the Yseek.com web site. Yseek.com provided a free search engine and links by category to other World Wide Web sites at [www.yseek.com]. During 2001 and 2002, the Company entered into several short-term revenue sharing agreements with Internet host sites to generate traffic to the site and generate revenues. The Company's management with Internet related experience resigned from the Company in September 2002. New management elected in September 2002 decided not to pursue an Internet related business and therefore recognized an impairment loss for the unamortized value of the search engine in the fourth quarter of 2002.

         On March 12, 2003, the board of directors voted to amend the Company's Articles of Incorporation changing the Company's name to Advanced 3-D Ultrasound Services, Inc. The purpose of the name change is to reflect the Company's emphasis on developing 3-D ultrasound centers.

Background

         Ultrasound has been used during pregnancy for diagnostic purposes since the late 1950's. Real-time scanners are currently used for such diagnostic procedures which provide a continuous picture of a moving fetus on a monitor screen.

         Real-time  scanners (2-D) use very high  frequency  sound waves between
3.5 and 7.0 megahertz and are generally used for diagnostic purposes. Sound waves are emitted from a transducer which is placed on the mother's stomach and moved to obtain an image of the fetus. The sound waves act much in the same manner as the reflection and distortion as light, changing wave length and direction as they cross the boundaries between media. Each sound wave emitted by the transducer is reflected by the mother and fetus and the reflection is recorded by the transducer. This occurs multiple times. The information obtained from different reflections are recomposed on the monitor screen.

         3-D ultrasound fetal imaging was first developed in 1986, but was not practiced on a wide-spread basis until 1999, when new computer logarithms and more powerful computers were developed. 3-D ultrasound imaging systems work in a similar fashion as 2-D ultrasound systems, except that the transducer scans are processed to a greater degree and an array of micro-processor controlled transducers are used. The transducer array takes several hundreds or thousands 2-D ultrasound images over a 30-40 degree arc. Perception of a 3-D surface is achieved when these 2-D images are combined by a combination of depth shading, color mapping, texture mapping and ray tracing volume rendering, all of which are performed in a computer. While certain medical conditions are more easily diagnosed with a 3-dimensional scan, the primary purpose of such scanning is to allow mothers to see their babies prior to birth, and thus, bond with them. This use has been referred to as a "reassurance scan" or an "entertainment scan."

Equipment

         The Company intends to purchase imaging equipment from National Ultrasound, Inc. of Norcross, Georgia at an approximate price of $50,000 per imaging system. The imaging equipment will be purchased for cash. The imaging equipment is not proprietary to the Company and will be purchased from third party suppliers. There are at least 6 suppliers of comparable equipment. As a result, the Company believes it will be able to obtain adequate equipment from numerous sources.

Employees

         The Company anticipates that each center will have 3 full-time employees being comprised of a technician and 2 persons to operate the office.

Governmental Regulations

         Because the Company believes its market will be primarily elective, non-diagnostic 3-D ultrasound scans, it does not anticipate significant Medicare or insurance billing. While imaging equipment will be operated by licensed technicians specifically trained in the operation of ultrasound equipment, the operation through the ultrasound equipment per se is not otherwise regulated. Government regulation of the operation of an elective, non-diagnostic 3-D ultrasound center could have an adverse impact on the profitability of the Company's centers.

Locations

         The Company's centers will be primarily housed in malls and strip shopping centers. The Company does not anticipate purchasing any of its offices, rather renting them. Each center will be comprised of approximately 1,000 sq. ft. which will include two examining rooms, a waiting room and a business office. The Company has not yet entered into a lease for its first center , but believes that leases suitable for use as a center can be obtained on terms favorable to the Company, and does not anticipate any difficulty in obtaining suitable space for its ultrasound centers.

         On March 12, 2004, the Company rented offices located at 14502 North Dale Mabry Highway, Tampa Florida for its corporate headquarters. The lease is for a term of six months and on a month-to-month basis thereafter. The rental under the lease is $600 per month. The leased space is approximately 183 square feet.

Competition

         The Company will compete with existing medical imaging centers. The Company believes many of these centers do not yet have 3-D ultrasound equipment. The Company will also compete with other companies which target the same elective, non-diagnostic 3-D ultrasound market as the Company, such as Clearview Ultrasound, Inc., FetalFotos, Inc. and BabyInsight, Inc. Since barriers to entry in the elective, non-diagnostic 3-D ultrasound market are comparatively low, it is anticipated that the Company will experience increased competition.

Item 2.  Description of Property

None.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Part IIItem 5. Market for Common Equity and Related Stockholder MattersThe Company's common stock are traded on the Over-the-Counter Bulletin Board under the symbol AVDU.OB. The high and low sales prices for each quarter since 2000 are as follows:

                                                       Common Stock

                                              High*                       Low*
      1st quarter 2000                      $1,600.00                    $625.20
      2nd quarter 2000                       1,425.32                     600.00
      3rd quarter 2000                         737.60                     350.00
      4th quarter 2000                         550.00                     137.60
      1st quarter 2001                         287.60                     287.60
      2nd quarter 2001                         152.00                      75.20
      3rd quarter 2001                         136.00                      32.00
      4th quarter 2001                          92.00                      24.00
      1st quarter 2002                          18.12                      16.64
      2nd quarter 2002                           8.04                       7.80
      3rd quarter 2002                           6.80                       6.56
      4th quarter 2002                           5.56                       5.36
      1st quarter 2003                          24.00                       4.00
      2nd quarter 2003                          20.00                       8.00
      3rd quarter 2003                          24.00                      12.00
      4th quarter 2003                          24.00                       8.00

*All share prices adjusted to reflect 1-for-400 reverse stock split effective December 29, 2003.

The approximate number of holders of record of common stock is 110. No dividends have been declared to date. The future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

Recent  Sales  of the  Company's  Securities.


From September 2003 to March 2004, the Company sold a total of 21,959 common shares as follows:

     Name            Number Common Shares Purchased        Date      Price/Share

    W.L. Blakely                         5001            10-02-03      $6.00
    David/Jacqueline Halpern           2,5001            10-07-03      $6.00
    William Kapner                       6251            11-24-03      $6.00
    David/Jacqueline Halpern           2,5001            11-26-03      $6.00
    Steven Sattinger                     8341            12-10-03      $6.00
    Glenn M. Noble                     2,000             01-30-04      $5.00
    Elmer R./Maria Oma Orozco          2,000             02-02-04      $5.00
    Douglas W. Kile                    1,000             02-11-04      $5.00
    Timothy Minnehan                  10,000             03-04-04      $5.00



1Adjusted for 1-for-400 reverse split.

All sales were made pursuant to Section 4(2) of the 1933 Act. The proceedsof the sale of these securities to provide operating capital and development costs.

On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for services, the consultant will receive $10,000 and 2,500 common shares.

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of Advanced 3-D Ultrasound Services, Inc., f/k/a Yseek, Inc. for the year ended December 31, 2003 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Business Strategy and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

In late 2000, the Company acquired a ten-year software license for the use of a keyword biddable search engine and related domain names. The Company entered into two traffic promotion agreements whereby each promoter provided hits to the Company web site. The Company issued stock in exchange for these agreements enabling the Company to move forward on its plans without the use of any funds. The stock issued under the traffic promotion agreements was returned in September 2002. New management elected in September 2002 decided not to pursue an Internet related business and therefore recognized an impairment loss for the unamortized value of the search engine in the fourth quarter of 2002. Management will attempt to sell the remaining term of the license however there is no ready market and the ultimate proceeds, if any, cannot be determined.

The Company's plans include acquiring or developing profitable business ventures. On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for these services, the consultant will receive $10,000 and 2,500 common shares. Currently the Company is actively pursuing the business of 3-D fetal photography. 3-D fetal photography provides clear color photographs of an unborn child. The Company believes recent improvements make this technology practical and desired by parents. In response to the Company's decision to pursue this business venture, the Company received shareholder approval to pursue this venture and therefore changed its name to Advanced 3-D Ultrasound Services, Inc. at its shareholders meeting on May 2, 2003.

The Company is currently working on the business model for a 3-D fetal photography center and a marketing plan for the first center. The Company has determined the design of the first center and has negotiated with vendors to provide equipment. The Company is also pursuing trademark protection. The Company is currently working on a business and marketing plan.

The Companies' plans to develop a profitable 3-D fetal photography business will require additional funds.

The Company adopted a subscription agreement to raise $300,000 of which $200,000 was to be used for fetal photography development and $100,000 for working capital. From September 2002 through December 2002, the Company received $138,730 from sales of common stock, of which $35,000 was from one of the new officers who is a major stockholder. This initial funding was used primarily to pay off debts and to fund minimal administrative costs. In 2003, the Company received $164,300 from sales of common stock. This funding was used to fund administrative costs and to fund the consulting agreement noted in a preceding paragraph. The Company plans to fund its near-term operations through additional sales of common stock.

As of December 31, 2003 the Company had little available cash. However, the Company's operations are currently minimal and the cash outflows have been substantially reduced. Additionally the Company's officers and board members have agreed to fund the Company's current level of operations if necessary. Additionally, the Company sold stock subsequent to December 31, 2003 as noted below.

In January 2004, the Company issued a private placement memorandum to issue up to 1,000,000 common shares at $5.00 per share to raise up to $5,000,000 to develop and operate imaging centers to provide ultrasound pictures of fetuses. These centers will be for elective, non-diagnostic purposes and will be located in commercial office parks, malls and shopping centers. The funds raised will be used for development costs, equipment, salaries, marketing and future public offering costs.

In October 2002 the Company entered into employment agreements with its vice president and treasurer. The employment agreements are for the period October 1, 2002 through September 30, 2003. Compensation under both agreements will be 11,250 common shares valued at $.01 per share. Bonuses can be paid at the discretion of the Board.

Item 7. Financial Statements

          Advanced 3-D Ultrasound Services, Inc. (Formerly Yseek, Inc.)

                              FINANCIAL STATEMENTS

                                December 31, 2003

                [letterhead for Ferlita, Walsh, & Gonzalez, P.A.]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Advanced 3-D Ultrasound Services, Inc.
f/k/a YSEEK, Inc.

We have audited the accompanying balance sheet of Advanced 3-D Ultrasound Services, Inc. as of December 31,2003, and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements for the year ended December 31, 2002, were audited by other accountants, and they expressed and unqualified opinion on them in their report dated March 6, 2003, but they have not performed any auditing procedures since that date. As discussed in Note 8 to the financial statements, the Company has restated its 2002 financial statements during the current year to reflect a reverse stock split in conformity with accounting principles generally accepted in the United States of America. The other auditors reported on the 2002 financial statements before the restatement.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced 3-D Ultrasound Services, Inc. at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                    /S/
                                               Ferlita, Walsh & Gonzalez, P.A.
Tampa, Florida
March 27, 2004

                           [letterhead for B2D Semago]


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Advanced 3-D Ultrasound Services, Inc.
(Formerly known as Yseek, Inc)
Tampa, Florida

We have audited the accompanying balance sheet of Advanced 3-D Ultrasound Services, Inc. (formerly known as Yseek, Inc.) as of December 31,2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of Advanced 3-D Ultrasound Services, Inc. (formerly known as Yseek, Inc.) Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly the financial position of Advanced 3-D Ultrasound Services, Inc. (formerly known as Yseek, Inc.) as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/

CERTIFIED PUBLIC ACCOUNTANTS
Tampa, Florida
March 6, 2003




                                Advanced 3-D Ultrasound Services, Inc. (Formerly Yseek, Inc.)
                                                       BALANCE SHEET

                                                     December 31, 2003

ASSETS

Current assets

    Cash                                                                                                  $       3

Total Assets                                                                                              $       3

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

    Accounts payable and accrued expenses                                                              $     33,946

Commitments and contingencies

Stockholders' equity (deficit)

    Common stock; $.0001 par value; 50,000,000 shares
       authorized; 116,963 shares issued and outstanding                                                         12
    Paid-in capital                                                                                       8,562,811
    Accumulated deficit                                                                                 (8,596,766)
         Total stockholders' equity (deficit)                                                              (33,943)

Total Liabilities and Stockholders' Equity (Deficit)                                                      $       3














                                Advanced 3-D Ultrasound Services, Inc. (Formerly Yseek, Inc.)
                                                 STATEMENTS OF OPERATIONS
                                      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                 2003              2002

Revenues

                                                                                             $         -            $      -
Expenses

    Selling, general and administrative                                                           181,203             119,771
         Total expenses

                                                                                                  181,203             119,771

Other income (expense)

    Interest expense                                                                                  (9)             (2,952)
         Total other income (expense)
                                                                                                      (9)             (2,952)

Loss from continuing operations

                                                                                                (181,212)           (122,723)

Discontinued operations
    Loss from discontinued operations
       of internet business                                                                                           593,558
                                                                                                        -

Net loss                                                                                                $        $  (716,281)
                                                                                                (181,212)

Loss per common share

    From continuing operations                                                                $    (1.72)         $    (1.48)
    Discontinued operations - loss
       from operations                                                                                                 (7.18)
                                                                                                        -
         Total loss per share                                                                 $    (1.72)         $    (8.66)

Weighted average common

    shares outstanding

                                                                                                  105,064              82,686




                                Advanced 3-D Ultrasound Services, Inc. (Formerly Yseek, Inc.)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                                                         Total
                                           Common Stock                           Paid-in          Accumulated        Stockholders'
                                               Shares           Amount            Capital            Deficit        Equity (Deficit)

Balance, December 31, 2001                      55,836        $      6       $  8,154,787      $ (7,699,273)          $    455,520




    Common stock issued for services
                                                 22,500              2             89,998                -                 90,000

    Common stock issued for cash                 23,042              2            138,728                -                138,730


     Common stock returned                      (14,300)             (1)                1                -                     -


    Net loss

                                                      -               -                 -         (716,281)              (716,281)


Balance, December 31, 2002
                                                 87,078               9          8,383,514       (8,415,554)              (32,031)

    Common stock issued for services
                                                  2,500               -             15,000                -                15,000

    Common stock issued for cash
                                                 27,385               3            164,297                -               164,300

    Net loss

                                                      -               -                 -          (181,212)             (181,212)


Balance, December 31, 2003                      116,963         $     12      $  8,562,811     $ (8,596,766)         $    (33,943)





                                Advanced 3-D Ultrasound Services, Inc. (Formerly Yseek, Inc.)
                                                 STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                    2003                  2002
Cash flows from operating activities

    Net loss                                                                                     $ (181,212)           $ (716,281)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Stock issued to consultants and employees
                                                                                                    15,000                90,000
         Depreciation and amortization

                                                                                                          -                65,400
         Writedown of software license due to impairment
                                                                                                          -               517,754
         Decrease in other receivables
                                                                                                          -                 2,025
         Increase (decrease) in accounts payable and accrued expenses
                                                                                                    (5,084)                 4,133
                 Total adjustments

                                                                                                      9,916               679,312

               Net cash used in operating activities                                               (171,296)              (36,969)

Cash flows from financing activities
    Proceeds from issuance of loans payable
                                                                                                          -                22,564
    Payments on notes payable
                                                                                                          -              (117,564)
    Proceeds from sale of common stock
                                                                                                    164,300               138,730
               Net cash provided by financing activities
                                                                                                    164,300                43,730

Net increase (decrease) in cash                                                                      (6,996)                6,761


Cash, beginning of year
                                                                                                      6,999                   238

Cash, end of year                                                                                  $      3            $    6,999


Supplemental disclosures of noncash investing and financing activities:

In 2003 and 2002, the Company issued stock amounting to $15,000 and $90,000 respectively, for consultant services and employee compensation.

Cash flow information:

    Cash paid for interest                                                                          $      9            $    7,539



                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


(1)  Significant Accounting Policies:

     The following is a summary of the more significant accounting policies and practices of Advanced 3-D Ultrasound, Inc. (the Company) which affect the accompanying financial statements.

     (a) Organization--Advanced 3-D Ultrasound, Inc. was incorporated on September 23, 1997. The Company was formerly know as Yseek, Inc. On March 12, 2003, the board of directors voted to amend the Company's Articles of Incorporation changing the Company's name to Advanced 3-D Ultrasound Services, Inc. The purpose of the name change was to reflect the Company's emphasis on developing 3-D ultrasound centers.

     (b) Operations--The Company intends to operate ultrasound centers for elective, non-diagnostic purposes Centers will be located in commercial office parks, malls and shopping centers The initial center is expected to be located in Tampa, Florida

     In late 1999, the Company acquired a company that developed a web site to provide comparative statistical analysis of Internet advertising. This web site and its technology was abandoned in early 2001. Late in 2000, the Company launched an Internet search portal called Yseek.com. The Internet search portal was abandoned as an operating asset in late 2002 and internet operations were discontinued.

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

     (e) Loss per common share--Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. In computing diluted earnings per share, warrants were excluded because the effects were antidilutive.

     (f) Deferred income taxes-- Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

     (g) Long-lived assets--Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

(2)   Loss from Impairment of Software License and Discontinued Operations:

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

Amortization expense on software license, which is included in loss from discontinued operations was $65,400 in 2002.

Summarized results of internet operations for the years ended December 31, 2003 and 2002, are as follows:

                                                            Year Ended
                                                            December 31,

                                                      2003               2002
  Net sales                              $              -   $             254
  Operating loss                         $              -   $        (593,558)
  Loss from discontinued operations      $              -   $        (593,558)

(3)      Income Taxes:

No provision for income taxes has been recorded for 2003 or 2002 due to net losses incurred.

Temporary differences giving rise to the deferred tax assets consist primarily of donated services recognized for financial statement purposes. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of realization of the benefit of the net operating losses against future taxable income. The components of deferred tax assets at December 31, 2003, consist of the following:

      Deferred tax assets:
         Net operating loss                           $     2,207,000
         Other temporary differences                           27,000
         Valuation allowance                               (2,234,000)
                Net deferred tax asset                 ---------------
                                                      $            -

The Company has operating losses of approximately $8,056,000 which can be used to offset future taxable income. These losses begin to expire in the year 2018 and expire in full in the year 2023.



(4)       Stock Transactions:

During 2003, the Company sold 27,385 shares of common stock for cash of $164,300. During 2002, the Company sold 23,042 shares of common stock for cash of $138,730.

In 2000, the Company issued 14,300 shares of common stock under two traffic promotion agreements, with two companies related to then officers or directors of the Company. These agreements expired one year later. The Company recognized an expense of $1,287,000 related to these agreements. In September 2002, the two companies returned the entire 14,300 common shares. The companies executed mutual releases from any future claims, losses or rights. The shares received by the Company were recorded at cost, which was zero.

On January 15, 2003, the Company issued 2,500 shares of common stock under a consulting agreement. The Company recognized an expense of $15,000 related to this agreement which represents the market value of the shares issued. Market value was determined based on recent sales of stock for cash as noted above.

On October 1, 2002, the Company issued 22,500 shares of common stock under one-year employment agreements with two officers of the Company. The Company recognized an expense of $90,000 related to these agreements, which represents the market value of the shares less a discount because the shares are unregistered and are not easily marketable.

(5)      Commitments and Related Party Transactions:

The Company entered into several agreements with related parties as described in
Note 4.

During 2003, an officer and stockholder of the Company loaned the Company $6,368. This amount was repaid in 2003 without interest.

The above related party agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

(6)       Warrants:

At December 31, 2002, the Company had outstanding exercisable warrants to purchase 249,000 shares of the Company's common stock at various prices based upon expiration dates. Warrants expiring in 2003 were exercisable at $7.00. Prior to expiration, the warrants may be redeemed by the Company at a price of $.01.

As of December 31, 2003 no warrants had been redeemed and all outstanding warrants expired.

(7)      Stock Options:

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

A summary of consultant option activity follows:

                                                              Year Ended
                                               ---------------------------------
                                                              December 31,
                                                         2003             2002

     Outstanding, beginning of year                    3,075,000       3,075,000
     Issued                                                -                -
     Expired                                          (3,075,000)           -
                                                   ---------------- ------------
     Outstanding, end of year                              -           3,075,000


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



 (8)     Reverse Stock Split:

The Company authorized a reverse stock split of its common shares on a 1-for-400 basis effective December 29, 2003. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2002 and 2003 have been restated to reflect the reverse stock split.

(9)      Subsequent Events:

Subsequent to December 31, 2003, the Company sold 15,000 shares of common stock for $75,000.

On March 12, 2003, the Company entered into an operating lease agreement for office space located in Tampa, Florida. The term of the lease is for six months and commenced March 18, 2003, and continues thereafter on a month-to-month basis for $50 per month. The total rent for the six months is $3,600 and the prorated rent for the fourteen days in March is $271 and is payable in advance in equal monthly installments of $600 plus applicable sales tax. In addition, a $600 deposit is due and payable in three equal installments upon the execution of the lease agreement.

(10)     Going Concern:

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and at December 31, 2003, the Company's cash balance was $3 and its current liabilities exceeded it's total assets by $33,943.

Management has taken several actions to ensure that the Company will continue as a going concern through December 31, 2004, including obtaining written commitments from certain officers of the Company to fund future operations as needed. In addition, the Company expects a substantial increase in funds from the sale of its common stock within the quarter ending June 30, 2004. Management believes that these actions will enable the Company to continue as a going concern through December 31, 2004. There can be no assurance, however, that the Company will raise funds from the sale of its securities beyond those disclosed in these financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On October 31, 2003, Advanced 3-D Ultrasound Services, Inc. (hereinafter, the "Registrant") engaged Ferlita, Walsh & Gonzalez, P.A., as its independent auditors for the year ending December 31, 2003 to replace the firm of B2d Semago, which was dismissed as its auditors effective October 31, 2003. The decision to change auditors was approved by the Registrant's Board of Directors.

     The reports of B2d Semago, on the financial statements of the Registrant for the years ended December 31, 2001 and December 31, 2002, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     There were no disagreements with B2d Semago, which disagreements, if not resolved to the satisfaction of B2d Semago, would have caused it to make reference to the subject matter of the disagreement in the report, on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures in connection with the audits of the Registrant's consolidated financial statements for the two-year period ended December 31, 2002, or with regard to the Company's most recent 10-QSB filed August 14, 2003.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following is a brief description of the educational and business experience of each director, executive officer and key employee of the Company:


                                                                                                      Year First
                           Principal Occupations During Past                                          Became
Name of Director   Age     Five Years; Certain Directorships                                          Director

David Weintraub     40     1998-2000: Vice President-Marketing - Swifty Car Wash & Quik-Lube, Inc.      2002
                           2000-2001: Sales, Marketing - SwiftyNet.com, Inc.
                           2003-Present: CEO, Director - Yseek, Inc.

Rachel Steele       37     1998-2000: President, Secretary - Swifty Car Wash & Quik-Lube, Inc.          2002
                           2000-2002: President - SwiftyNet.com, Inc.
                           2000-2001: Director - SwiftyNet.com, Inc.
                           2002-Present: Vice President, Director - Yseek, Inc.

Glen Ostrowski      38     1998-2002: Vice President-Marketing - Animagic Animation                     2002
                           2002-Present: President - Yseek, Inc.

Tanya Ostrowski     27     1995-2002: Administrative Assistant, Processor - Compass Bank                2002
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


Committees of the Board of Directors

         The Company's bylaws provide that the board may designate an executive committee and other committees, each of which shall consist of one or more directors. The board does not have an audit committee.

Compensation of Directors

     Directors serve without compensation. Some directors are also employees of the Company: Ms. Steele and Ms. Ostrowski have each received 11,250* common shares for their services as Vice-President and Secretary-Treasurer, respectively. During 2003, Mr. Ostrowski received compensation of $47,099.71, Ms. Ostrowski received compensation of $17,548.20 and Ms. Steele received compensation of $7,671.00.

         Ms. Steele donated her 2000 and 2001 salary to the Company. No other officer or directors have been compensated for their services in those capacities. At this time, the Company does not plan on paying its Board of Directors in return for their services as Directors.

Executive Compensation and Employment Arrangements

         On October 1, 2002, the Company entered into identical employment agreements with Rachel Steele and Tanya Ostrowski (the "Employment Agreements"), which provided for annual compensation of 11,250* shares of Company's common stock. Under the Employment Agreements, Ms. Steele and Ms. Ostrowski were eligible for bonuses as determined by the Board of Directors. Both Employment Agreements expired September 30, 2003. At present there are no written employment or consulting agreements with any officer or director. During 2003, Mr. Ostrowski received compensation of $47,099.71, Ms. Ostrowski received compensation of $17,548.20 and Ms. Steele received compensation of $7,671.00.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

There are no officer or director groups. As a group, the officers and directors of the Company own 27,282 common shares or 23.33% of the outstanding shares of the Company. As of March 22, 2004, the stock ownership of the Officers and Directors and 10% Shareholders was as follows.

Title         Name and                  Amt and                    Percent
Of            Address                   Nature of                  of
Class         of Beneficial Owner       Beneficial Ownership       Class

Common        Glen Ostrowski                 250                  0.19%
Stock         3645 Kings Road
              Bldg 6, #104
              Palm Harbor, FL 34685

Common        Rachel Steele               16,682                 12.64%
Stock         7732 N. Mobley Road
              Odessa, FL 33556

Common        David Weintraub                  0                     0%
              7732 N. Mobley Road
              Odessa, FL 33556
Common        Tanya Ostrowski             10,350                 07.84%
Stock         3645 Kings Road
              Bldg 6, #104
              Palm Harbor, FL 34685

Common

Stock         Total                      27,282                   23.33%


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

+++(10.40)Termination Agreement Reformation Agreement with Voice Media, Inc.

++++(10.41)Employment Agreement with Rachel L. Steele dated October 1, 2002

++++(10.42)Employment Agreement with Tanya Ostrowski dated October 1, 2002

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

     (23)Consents of Experts and Counsel                                    None

     (24)Power of Attorney                                                  None


    (99)Additional Exhibits                                                 None

+++++99.1 Certification of Chief Executive Officer and Chief Financial Officer

+++++99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Reports on Form 8-K

Report on Form 8-K, filed November 4, 2003, Item 4. Change In Independent Accountants.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.

                                          ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                              f/k/a Yseek, Inc.


                                           By: ___________/s/__________________
                                                   DAVID WEINTRAUB,
                                                   Chief Executive Officer

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on March 29, 2004.

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