Form 10QSB
period 2004-03-31
YSEEK INC
filed 2004-05-07
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended March 31, 2004

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 For the transition period from to

                                  -------------

                         Commission file number: 0-25097

                   ADVANCED 3-D ULTRASOUND SERVICES, INC.
              (Exact Name of Small Business Issuer in Its Charter)


            Florida                                         65-0783722
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


      14502 N. Dale Mabry, Suite 200-1, Tampa, FL            33618
       (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (813) 926-3298


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of April 29, 2004, was 132,963.

Part I - Financial Information

                      Advanced 3-D Ultrasound Services, Inc.
                             (Formerly Yseek, Inc.)

                              FINANCIAL STATEMENTS

                   ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                  BALANCE SHEET

                                                                March 31, 2004
                                                                ______________
                                                                  (unaudited)

                                ASSETS

Current assets

    Cash                                                            $   42,504
    Deposits                                                               200
                                                                   ___________
      Total current assets                                              42,704



Property and equipment, net                                                898
                                                                   ___________
Total Assets                                                        $   43,602
                                                                    ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable and accrued expenses                          $   39,354
                                                                   ___________
Commitments and contingencies

Stockholders' equity

    Common stock; $.0001 par value; 50,000,000 shares
      authorized; 132,963 shares issued and outstanding                    13
    Paid-in capital                                                 8,642,810
    Accumulated deficit                                            (8,638,575)
                                                                   ___________
        Total stockholders' equity                                      4,248


                                                                   ___________
Total Liabilities and Stockholders' Equity                         $   43,602
                                                                   ===========




        The accompanying notes are an integeral part of these statements.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                            STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                   ____________________________
                                                             March 31,

                                                       2004              2003
                                                   ___________       ___________
                                                   (unaudited)       (unaudited)


Revenues                                            $    -             $    -


Expenses

    Selling, general and administrative               41,675            67,889
                                                   ___________       ___________
        Total expenses                                41,675            67,889
                                                   ___________       ___________



Other income (expense)

    Interest expense                                   (134)                -
                                                   ___________       ___________
        Total other income (expense)
                                                       (134)                -
                                                   ___________       ___________

Net loss                                          $ (41,809)       $  (67,889)
                                                  ===========        ===========
Loss per common share                             $   (0.34)        $   (0.72)
                                                  ===========        ===========
Weighted average common

    shares outstanding                              122,552            94,199
                                                  ===========        ===========



        The accompanying notes are an integeral part of these statements.



                    ADVANCED 3-D ULTRASOUND SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   _________________________________
                                                                                       2004                  2003
                                                                                   ____________           ___________
                                                                                   (unaudited)            (unaudited)

Cash flows from operating activities

    Net loss                                                                         $ (41,809)             $(67,889)

    Adjustments to reconcile net loss to net cash used in operating activities:

        Stock issued to consultants
                                                                                             -               15,000
        Increase in deposits

                                                                                          (200)                  -
        Increase in accounts payable and accrued expenses
                                                                                          5,408               1,719
                                                                                   ____________           ___________
               Total adjustments

                                                                                   ____________           ___________
                                                                                          5,208              16,719
                                                                                   ____________           ___________
             Net cash used in operating activities
                                                                                        (36,601)            (51,170)
                                                                                   ____________           ___________

Cash flows from investing activities

    Purchase of equipment                                                                  (898)               -
                                                                                   ____________           ___________


Cash flows from financing activities
    Proceeds from sale of common stock
                                                                                          80,000            57,000
                                                                                    ____________          ___________

Net increase in cash                                                                      42,501             5,830

Cash, beginning of period                                                                      3             6,999
                                                                                    ____________          ___________
Cash, end of period                                                                    $  42,504         $  12,829
                                                                                   =============         ============


Supplemental disclosures of noncash investing and financing activities:

    None

Supplemental disclosures of cash flow information:

The Company  paid $134 in interest  and $-0- in taxes for the three months ended
March 31, 2004.





       The accompanying notes are an integeral part of these statements.


          Advanced 3-D Ultrasound Services, Inc. (Formerly Yseek, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004




Information presented herein as of March 31, 2004, and for the three-months ended March 31, 2004 and 2003, is unaudited. (1) Basis of Presentation: The accompanying financial statements of Advanced 3-D Ultrasound Services, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2003.

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

(2) Stock Transactions: During the three months ended March 31, 2004, the Company sold 16,000 shares of common stock for cash of $80,000. During the three months ended March 31, 2003, the Company sold 9,500 shares of common stock for cash of $57,000. On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for services, the consultant received $10,000 and 2,500 common shares. The Company recognized an expense of $15,000 related to the shares issued which represents the market value of the shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

The Companys' plans include developing a profitable business in 3-D fetal photography. On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate this potential business opportunity for a period of ninety days. In exchange for these services, the consultant received $10,000 and 2,500 common shares. Currently the Company is actively pursuing the business of 3-D fetal photography. 3-D fetal photography provides clear color photographs of an unborn child. The Company believes recent improvements make this technology practical and desired by parents. In response to the Companys' decision to pursue this business venture, the Company received shareholder approval to pursue this venture and therefore changed its name to Advanced 3-D Ultrasound Services, Inc. at its shareholders meeting on May 2, 2003.

The Company is currently working on the business model for a 3-D fetal photography center and a marketing plan for the first center. The Company is investigating potential leases for the first center, determined the design of such space and has negotiated with vendors to provide equipment. The Company is also pursuing trademark protection. The Company is currently working on a business and marketing plan. The Company has launched a web site to educate consumers on the opportunity for 3-D photographs of their baby. The website address is www.3dbabyphotos.com. The web site is in its early stages but it displays example images and answers questions about the service and provides general information about 3-D fetal photography. Lastly, the Company has entered into a lease for its corporate offices. The lease is an operating lease for six months and it commenced March 18, 2004. The total rent for the six months is $3,600.

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

In the first quarter of 2004, the Company received $80,000 from sales of common stock. Approximately half of this funding has been used for administrative costs and the balance is in cash.

Item 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days prior to the filing of this report, has concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

     (b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

Part II.

Item. 2.  Changes in Securities

From January 1, 2004 to March 31, 2004, Registrant sold a total of 16,000 common shares for a cash purchase price of $5.00 per share as follows:

                                    Number Common                    Per Share
       Name                        Shares Purchased        Date        Price

    Glenn M. Noble                     2,000             01-30-04      $5.00
    Elmer R./Maria Oma Orozco          2,000             02-02-04      $5.00
    Douglas W. Kile                    1,000             02-11-04      $5.00
    Timothy Minnehan                  10,000             03-04-04      $5.00
    W.L. Blakely                       1,000             03-08-04      $5.00



All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities ($80,000.00) were used to provide operating capital.

Item 6.  Exhibits and Reports on Form 8-K


Exhibits

Exhibit   Description                                                     Number

(2)  Plan of Acquisition, Reorganization,
     Arrangement, Liquidation or Succession................................None

(4)  Instruments defining the rights of holders, including Indentures      None

(10) Material contracts ...................................................None


(11) Statement re: computation of per share earnings............... ...Note 1 to
                                                                       Financial
                                                                      Statements

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

                                      ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                      f/k/a YSEEK, INC.



Dated: April 29, 2004              By: /s/ David Weintraub
                                      --------------------------
                                      David Weintraub
                                      Chief Executive Officer
                                      Chief Financial Officer