Form 10QSB
period 2004-06-30
YSEEK INC
filed 2004-08-03
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------


                                  FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended June 30, 2004

                                       or

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


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of July 29, 2004, was 150,963.

Part I
Item 1- Financial Information

                      Advanced 3-D Ultrasound Services, Inc.

                             FINANCIAL STATEMENTS

                                                   ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                                                  BALANCE SHEET

                                                                                                                    June 30, 2004
                                                                                                              ---------------------
                                                                                                                     (unaudited)
   ASSETS

Current assets
    Cash                                                                                                             $     18,040

Property and equipment, net                                                                                                   853

Other assets
    Deposits                                                                                                                3,640

                                                                                                              ---------------------
Total Assets                                                                                                         $     22,533

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable and accrued expenses                                                                            $     37,456
                                                                                                             ---------------------
Stockholders' equity

    Common stock; $.0001 par value; 50,000,000 shares
       authorized; 150,963 shares issued and outstanding                                                                       15
    Paid-in capital                                                                                                     8,732,808
    Accumulated deficit                                                                                                (8,747,746)
                                                                                                             ---------------------
         Total stockholders' equity                                                                                       (14,923)

                                                                                                             ---------------------
Total Liabilities and Stockholders' Equity                                                                           $     22,533
                                                                                                             =====================



    The accompanying notes are an integeral part of these financial statements.



                                                  ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                                         STATEMENTS OF OPERATIONS

                                                                    Three Months Ended                     Six Months Ended
                                                                        June 30,                                June 30,
                                                                  2004              2003                 2004               2003
                                                              (unaudited)        (unaudited)         (unaudited)         (unaudited)


Revenues                                                 $          -        $           -           $      -        $          -

 Expenses

    Selling, general and administrative                         109,168              51,784             150,842             119,673

        Total expenses                                          109,168              51,784             150,842             119,673


Other income (expense)

    Interest expense                                                (3)                  (9)              (137)                  (9)

        Total other income (expense)                                (3)                  (9)              (137)                  (9)


Net loss                                                    $  (109,171)        $   (51,793)        $  (150,979)        $  (119,682)
                                                      ==================  ==================   =================  ==================

Loss per common share                                       $     (0.76)        $     (0.51)        $     (1.14)        $     (1.22)
                                                      ==================  ==================   =================  ==================

Weighted average common
    shares outstanding                                          142,896             102,211             132,724              98,232
                                                      ==================  ==================   =================  ==================




    The accompanying notes are an integeral part of these financial statements.


                                               ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                                      STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended
                                                                                    June 30,
                                                                           2004                   2003
                                                                        (unaudited)           (unaudited)


Cash flows from operating activities

    Net loss                                                           $ (150,979)            $ (119,682)

    Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation expense                                                  45                     -

         Stock issued to consultants                                            -                 15,000

         Increase in deposits                                              (3,641)                    -

         Increase in receivables                                                -                   (877)

         Increase in accounts payable and accrued expenses                  3,510                  4,894


                 Total adjustments                                            (86)                19,017



              Net cash used in operating activities                      (151,065)              (100,665)



Cash flows from investing activities


    Purchase of equipment                                                    (898)                    -



Cash flows from financing activities

    Proceeds from sale of common stock                                    170,000                100,050


Net increase (decrease) in cash                                            18,037                   (615)


Cash, beginning of period
                                                                                3                  6,998





Cash, end of period                                                    $   18,040             $    6,383
                                                               ======================    ===================



Supplemental disclosures of noncash investing and financing activities:

    None


Supplemental disclosures of cash flow information:


    The Company  paid $137 and $9 in interest and $0 in taxes for the six months ended June 30, 2004  and 2003, respectively.

     The accompanying notes are an integeral part of these financial statements.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004

The information presented herein as of June 30, 2004, and for the three and six-months ended June 30, 2004 and 2003, is unaudited.

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

Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2003.

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

(2)   Stock Transactions:

During the six months ended June 30, 2004, the Company sold 34,000 shares of common stock for cash of $170,000. During the six months ended June 30, 2003, the Company sold 16,675 shares of common stock for cash of $100,050.

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


Item 2. Management's Discussion and Analysis or Plan of Operation PLAN OF OPERATION

The Company's plans include developing a profitable business in 3-D fetal photography. On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate this potential business opportunity for a period of ninety days. In exchange for these services, the consultant received $10,000 and 2,500 common shares. Currently the Company is actively pursuing the business of 3-D fetal photography. 3-D fetal photography provides clear color photographs of an unborn child. The Company believes recent improvements make this technology practical and desired by parents. In response to the Company's decision to pursue this business venture, the Company received shareholder approval to pursue this venture and therefore changed its name to Advanced 3-D Ultrasound Services, Inc. at its shareholders meeting on May 2, 2003.

The Company is currently working on the final plans for opening its first 3-D fetal photography center. The Company entered into a lease for its first center in May 2004. The lease is for three years, commencing ten days following receipt of the Certificate of Occupancy. The lease calls for rent of $18.00 per square foot in the first year for a total of $27,000 plus sales tax, real estate taxes, insurance and common area maintenance charges. In year two, the base rent increases to $27,750 per year and in year three the base rent increases to $28,500 per year. Improvements and modifications to the facility are underway. Additionally, the company has determined the specifications for the equipment it will need and has identified the sources of the equipment. Potential employees are being interviewed to operate the center. The Company is also pursuing trademark protection. The Company has launched a web site to educate consumers on the opportunity for 3-D photographs of their baby. The website address is www.3dbabyphotos.com. The web site is in its early stages but it displays example images and answers questions about the service and provides general information about 3-D fetal photography. Lastly, the Company has entered into a lease for its corporate offices. The lease is an operating lease for six months and it commenced March 18, 2004. The total rent for the six months is $3,600.

The Company's plans to develop a profitable 3-D fetal photography business will require additional funds.

In 2002, the Company adopted a subscription agreement to raise $300,000 of which $200,000 was to be used for fetal photography development and $100,000 for working capital. From September 2002 through December 2002, the Company received $138,730 from sales of common stock, of which $35,000 was from one of the new officers who is a major stockholder. This initial funding was used primarily to pay off debts and to fund minimal administrative costs. In 2003, the Company received $164,300 from sales of common stock. This funding was used to fund administrative costs and to fund the consulting agreement noted in a preceding paragraph. The Company plans to fund its near-term operations through additional sales of common stock.

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

In the first two quarters of 2004, the Company received $170,000 from sales of common stock. Approximately 90% of this funding has been spent on development costs, salaries and other administrative costs.



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

Part II.

Item. 2.  Changes in Securities

From March 31, 2004 to June 30, 2004, Registrant sold a total of 18,000 common shares for a cash purchase price of $5.00 per share as follows:

                                    Number Common                    Per Share
       Name                        Shares Purchased        Date        Price

    Edwardlyn Chrishom                 1,000             04-01-04      $5.00
    Glenn M. Noble                     2,000             06-30-04      $5.00
    Ian Stewart                        5,000             04-23-04      $5.00
    Ronald R. Reschly and
    Barbara Reschly                   10,000             05-13-04      $5.00


All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities ($90,000.00) were used to provide operating capital.

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

                                      ADVANCED 3-D ULTRASOUND SERVICES, INC.



Dated: July 28, 2004              By: /s/ David Weintraub
                                      --------------------------
                                      David Weintraub
                                      Chief Executive Officer
                                      Chief Financial Officer