Form 10QSB
period 2004-09-30
YSEEK INC
filed 2004-11-08
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------


                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from _________ to ___________

                         Commission file number: 0-25097

                   ADVANCED 3-D ULTRASOUND SERVICES, INC.
              (Exact Name of Small Business Issuer in Its Charter)

            Florida                                         65-0783722
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

      7732 N. Mobley Drive, Odessa, FL                         33556
   (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (813) 926-3298

                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of September 30, 2004, was 198,063.

Transitional Small Business Disclosure Format (Check one): No

Part I

Item 1- Financial Information

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.

                              FINANCIAL STATEMENTS

                               September 30, 2004



                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                  BALANCE SHEET




                                                                                                September 30, 2004
                                                                                                      (unaudited)
                                           ASSETS

Current assets
  Cash                                                                                         $              1,893

Property and equipment, net                                                                                   4,477

Total Assets                                                                                   ---------------------
                                                                                               $              6,370
                                                                                               =====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                                                        $             30,397

Stockholders' equity

  Common stock; $.0001 par value; 50,000,000 shares authorized; 198,063 shares issued and                        20
  outstanding
  Paid-in capital                                                                                         8,968,303
  Accumulated deficit                                                                                    (8,992,350)
                                                                                               ---------------------
        Total stockholders' equity                                                                          (24,027)

Total Liabilities and Stockholders' Equity                                                     ---------------------
                                                                                               $              6,370
                                                                                                ====================

                   The accompanying notes are an integral part
                          of these financial statements.


                                      ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                              STATEMENTS OF OPERATIONS




                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                           2004              2003             2004              2003
                                                        (unaudited)      (unaudited)       (unaudited)      (unaudited)

Revenues                                              $           -    $            -    $            -   $            -
                                                      ----------------  -----------------  --------------   ----------------
Expenses

  Selling, general and administrative                         244,605            34,009          395,447           153,862
                                                      ----------------  -----------------  --------------   ----------------
        Total expenses                                        244,605            34,009          395,447           153,862

Other income (expense)
 Interest expense                                                  -              -                (137)              (9)
                                                      ----------------  -----------------  --------------   ----------------
       Total other income (expense)                                -              -                (137)              (9)
                                                      ----------------  -----------------  --------------   ----------------

Net loss                                              $      (244,605)  $       (34,009)    $   (395,584)   $   (153,691)
                                                      ================       ===========       =========      ===========

Loss per common share                                 $         (1.33)  $         (0.31)    $      (2.64)   $      (1.51)
                                                      ================       ===========       =========      ===========

Weighted average common shares outstanding                    184,470           109,150          149,973         101,872
                                                      ================       ===========       =========      ===========


                   The accompanying notes are an integral part
                          of these financial statements.


                                       ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                             STATEMENTS OF CASH FLOWS




                                                                                    Nine Months Ended September 30,
                                                                                        2004              2003
                                                                                     (unaudited)      (unaudited)
Cash flows from operating activities
  Net loss                                                                         $      (395,584) $       (153,691)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation expense                                                                     283               -
      Stock issued to consultants                                                          175,500            15,000
      (Increase) decrease in accounts payable and accrued expenses                          (3,549)            5,530
           Total adjustments                                                       ---------------   ---------------
                                                                                           172,234            20,530

         Net cash used in operating activities                                     ---------------   ---------------
                                                                                          (223,350)         (133,161)

Cash flows from investing activities
  Purchase of equipment                                                                     (4,760)              -

Cash flows from financing activities
  Proceeds from sale of common stock                                                       230,000           126,300

Net increase (decrease) in cash                                                    ---------------  ----------------
                                                                                             1,890            (6,861)

Cash, beginning of period                                                                        3             6,998

Cash, end of period                                                                ---------------  ----------------
                                                                                   $         1,893  $           137
                                                                                   ===============  ================

Supplemental disclosures of noncash investing and financing activities:

    The Company issued stock amounting to $175,500 and $15,000 to consultants for the nine months ended September 30, 2004 and 2003, respectively.

Supplemental disclosures of cash flow information:

    The Company paid $137 and $9 in interest and $0 in taxes for the nine months ended September 30, 2004 and 2003, respectively.


                   The accompanying notes are an integral part
                          of these financial statements.

The information presented herein as of September 30, 2004, and for the three and nine-months ended September 30, 2004 and 2003, is unaudited.


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

Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2003.

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

(2)  Stock Transactions:

During the nine months ended September 30, 2004, the Company sold 46,000 shares of common stock for cash of $230,000. During the nine months ended September 30, 2003, the Company sold 21,050 shares of common stock for cash of $126,300.

On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate a potential business opportunity for a period of ninety days. In exchange for services, the consultant received $10,000 and 2,500 common shares. The Company recognized an expense of $15,000 related to the shares issued which represents the market value of the shares.

In August 2004, the Company entered into consulting agreements with six different individuals to provide consulting services for one year in exchange for common stock. The consultants each received 5,850 common shares valued at $29,250, totaling $175,500.

(3)   Going Concern:

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and at September 30, 2004, the Company's cash balance was $1,893 and its current liabilities exceeded its current assets by $28,504.

Management has taken several actions to ensure that the Company will continue as a going concern through September 30, 2005, including obtaining written commitments from certain officers of the Company to fund future operations as needed. In addition, the Company expects to continue to receive funds from the sale of its common stock. Management believes that these actions will enable the Company to continue as a going concern through September 30, 2005. There can be no assurance, however, that the Company will raise funds from the sale of its securities beyond those disclosed in these financial statements.

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

The Company is currently working on the plans for opening its first 3-D fetal photography center. The Company entered into a lease for its first center in May 2004. However, due to problems with the landlord improvements and the space, this lease was cancelled during the 3rd quarter of 2004. Additionally, the company has determined the specifications for the equipment it will need and has identified the sources of the equipment. Potential employees have been identified to operate the center. The Company has launched a web site to educate consumers on the opportunity for 3-D photographs of their baby. The website address is www.3dbabyphotos.com. The web site is in its early stages but it displays example images and answers questions about the service and provides general information about 3-D fetal photography. The Company entered into a lease for its corporate offices. The lease was an operating lease for six months and it commenced March 18, 2004. The total rent for the six months is $3,600. This lease was also cancelled during August 2004. The company's officers are working out of home offices at this time. In August 2004 the Company entered into consulting agreements with six individuals. These individuals will provide consulting services in the areas of marketing, business planning and legal services for a period of one year. The consultants each received 5,850 shares of common stock in exchange for their services.

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

In the first three quarters of 2004, the Company received $230,000 from sales of common stock. Approximately 90% of this funding has been spent on development costs, salaries and other administrative costs.

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

Part II.

Item. 2.  Changes in Securities

From June 30, 2004, to September 30, 2004, Registrant sold a total of 12,000 common shares for a cash purchase price of $5.00 per share as follows:

                                    Number Common                    Per Share
       Name                        Shares Purchased        Date        Price

    Evelyn Malone-Stephens and
      Connie Malone, JTWROS            2,000             07-01-04      $5.00
    Denno Family Limited Partnership   5,000             07-02-04      $5.00
    Richard T. Fisher                  5,000             07-02-04      $5.00

All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities $60,000 were used to provide operating capital.

From June 30, 2004, to September 30, 2004, Registrant transferred a total of 35,100 common shares in exchange for consulting services as follows:

                                   Number Common                    Per Share
       Name                        Shares Purchased        Date        Price

    Ray Cibischino                     5,850             08-06-04      $5.00
    Catherine Roberts                  5,850             08-06-04      $5.00
    Martin White                       5,850             08-06-04      $5.00
    Mark Dolan                         5,850             08-04-04      $5.00
    Alvin Ferer                        5,850             08-06-04      $5.00
    Dan Witherspoon                    5,850             08-06-04      $5.00





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

                                      ADVANCED 3-D ULTRASOUND SERVICES, INC.



Dated: November 4, 2004              By: /s/ David Weintraub
                                      --------------------------
                                      David Weintraub
                                      Chief Executive Officer
                                      Chief Financial Officer