Form 10KSB
period 2004-12-31
YSEEK INC
filed 2005-03-17
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
            [X] Annual report under section 13 or 15 (D) of the  Securities
                Exchange  Act of 1934 for the fiscal year ended  December 31,
                2004

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

     The issuer's revenue for the most recent fiscal year ending December 31, 2004, was $-0-.

     State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $714,324 based on the average high ($4.00) and low ($4.00) price as of March 4, 2005, of $4.00 per share.

     The number of shares of the Company's common stock, par value $.0001 per share, outstanding as of March 4, 2005 was 198,063.

Transitional Small Business Disclosure Format (Check One) Yes____ No X


Part I

Item 1.  Description of Business

The Company

     The Company had planned to operate 3-D ultrasound centers for elective, non-diagnostic purposes. As a result of recent concerns by the FDA related to non-diagnostic ultrasounds, the Company has decided not to enter this market. The Company is presently evaluating potential businesses, but as of the date of this report, has not determined in what type of business it will engage.

     Late in 2000, the Company, formerly SwiftyNet.com, launched an Internet search portal called Yseek.com based on a ten-year software license it acquired in late 2000. In January 2001, the Company used the software to begin operating the Yseek.com web site. Yseek.com provided a free search engine and links by category to other World Wide Web sites. During 2001 and 2002, the Company entered into several short-term revenue sharing agreements with Internet host sites to generate traffic to the site and generate revenues. The Company's management with Internet related experience resigned from the Company in September 2002. New management elected in September 2002 decided not to pursue an Internet related business and therefore recognized an impairment loss for the unamortized value of the search engine in the fourth quarter of 2002.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None


Part  II

Item 5.  Market for Common  Equity and  Related  Stockholder  Matters

The Company's common stock are traded on the Over-the-Counter Bulletin Board under the symbol AVDU.OB. The high and low sales prices for each quarter of the calendar years 2003 and 2004 are as follows:

                                                       Common Stock

                                              High*                       Low*

      1st quarter 2003                        14.78                      13.97
      2nd quarter 2003                        14.22                      13.84
      3rd quarter 2003                        18.56                      17.81
      4th quarter 2003                        14.08                      13.52
      1st quarter 2004                         9.46                       9.43
      2nd quarter 2004                        10.53                      10.34
      3rd quarter 2004                         9.97                       9.90
      4th quarter 2004                         5.54                       5.47


*All share prices adjusted to reflect 1-for-400 reverse stock split effective December 29, 2003.

The approximate number of holders of record of common stock is 110. No dividends have been declared to date. The future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.


Recent  Sales  of the  Company's  Securities.

     Name            Number Common Shares Purchased        Date      Price/Share

Barbara B. Reschly             1,000,000                 09-09-02       $.15(1)
Timothy C. Minnehan            2,000,000                 09-09-02       $.15(1)
Rachel L. Steele               2,300,000                 09-10-02       $.15(1)
Alvin L. Ferrer                  333,333                 09-10-02       $.15(1)
Frances Best-Ferrer              266,666                 09-18-02       $.15(1)
Jainarine Leonard                 66,666                 09-19-02       $.15(1)
Gary H. Anderson               1,000,000                 09-25-02       $.15(1)
Douglas B. Odell                 200,000                 01-01-03       $.15(1)
Paul Welch                       500,000                 01-10-03       $.15(1)
Leonard Root                     100,000                 01-23-03       $.15(1)
William Kapner                   500,000                 01-27-03       $.15(1)
Denno Family Limited
 Partnership                   1,000,000                 02-03-03       $.15(1)
James C. Ottogalli.              200,000                 02-14-03       $.15(1)
James C. Ottogalli               200,000                 02-21-03       $.15(1)
Richard T. Fisher              1,000,000                 03-11-03       $.15(1)
Denno Family Limited
 Partnership                   1,000,000                 04-28-03       $.15(1)
Douglas B. Odell                 120,000                 05-14-03       $.15(1)
Leonard Root                     100,000                 05-15-03       $.15(1)
Paul X. Welch                    200,000                 05-19-03       $.15(1)
Douglas W. Kile                  100,000                 05-21-03       $.15(1)
Theodore G. Grevas               350,000                 06-27-03       $.15(1)
Mark R. Dolan                  1,000,000                 05-28-03       $.15(1)
Theodore Grevas                  350,000                 07-07-03       $.15(1)
Gurwitz Enterprises, Ltd.        500,000                 07-08-03       $.15(1)
Timothy T. Berrong               500,000                 08-14-03       $.15(1)
Douglas W. Kile                  100,000                 08-29-03       $.15(1)
Ian Stewart                      200,000                 09-04-03       $.15(1)
Craig Huber                      100,000                 09-11-03       $.15(1)
Glenn M. Noble                     2,000                 01-30-04      $5.00(2)
Elmer R./Maria Oma Orozco          2,000                 02-02-04      $5.00(2)
Douglas W. Kile                    1,000                 02-11-04      $5.00(2)
Timothy Minnehan                  10,000                 03-04-04      $5.00(2)
W.L. Blakely                       1,000                 03-08-04      $5.00(2)
Edwardlyn Chrishom                 1,000                 04-01-04      $5.00(2)
Glenn M. Noble                     2,000                 06-30-04      $5.00(2)
Ian Stewart                        5,000                 04-23-04      $5.00(2)
Ronald R. Reschly and
Barbara Reschly                   10,000                 05-13-04      $5.00(2)
Evelyn Malone-Stephens and
  Connie Malone, JTWROS            2,000                 06-30-04      $5.00(2)
Denno Family Limited Partnership   5,000                 06-25-04      $5.00(2)
Richard T. Fisher                  5,000                 07-02-04      $5.00(2)
Ray Cibischino                     5,850                 08-06-04      $5.00(2)
Catherine Roberts                  5,850                 08-06-04      $5.00(2)
Martin White                       5,850                 08-06-04      $5.00(2)
Mark Dolan                         5,850                 08-04-04      $5.00(2)
Alvin Ferer                        5,850                 08-06-04      $5.00(2)
Dan Witherspoon                    5,850                 08-06-04      $5.00(2)

(1) Does not reflect 1 for 400 split effective December 29, 2003.
(2) Reflects 1 for 400 split effective December 29, 2003.

All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities is to provide operating capital and development costs.

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of Advanced 3-D Ultrasound Services, Inc., f/k/a Yseek, Inc. for the year ended December 31, 2004 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Business Strategy and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PLAN OF OPERATION

Currently the Company plans to engage in a profitable business. Company management is currently investigating potential business opportunities.

Previously, the Company's plans included developing a profitable business in 3-D fetal photography. On February 1, 2003, the Company entered into a consulting agreement with an individual to investigate this potential business opportunity for a period of ninety days. In exchange for these services, the consultant received $10,000 and 2,500 common shares. 3-D fetal photography provides clear color photographs of an unborn child. The Company believes recent improvements make this technology practical and desired by parents. In response to the Company's decision to pursue this business venture, the Company received shareholder approval to pursue this venture and therefore changed its name to Advanced 3-D Ultrasound Services, Inc. at its shareholders meeting on May 2, 2003. The Company has decided not to enter this market and is no longer pursuing these plans.

The Company entered into a lease for its first 3-D fetal photography center in May 2004. However, due to problems with the landlord improvements and the space, this lease was cancelled during the 3rd quarter of 2004. The Company entered into a lease for its corporate offices. The lease was an operating lease for six months and it commenced March 18, 2004. The total rent for the six months was $3,600. This lease was also cancelled during August 2004. The Company's officers are working out of home offices at this time.

In August 2004 the Company entered into consulting agreements with six individuals. These individuals will provide consulting services in the areas of marketing, business planning and legal services for a period of one year. The consultants each received 5,850 shares of common stock in exchange for their services.

The Company's plans to engage in a profitable business may require additional funds.

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

In 2004, the Company received $230,000 from sales of common stock. The proceeds of this funding have been spent on development costs, salaries and other administrative costs.

Item 7. Financial Statements


[LETTERHEAD OF FERLITA, WALSH, & GONZALEZ, P.A. -- CERTIFIED PUBLIC ACCOUNTANTS]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Advanced 3-D Ultrasound Services, Inc.
f/k/a YSEEK, Inc.

         We have audited the accompanying balance sheet of Advanced 3-D Ultrasound Services, Inc. as of December 31, 2004, and the related statement of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced 3-D Ultrasound Services, Inc. at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the Unites States of America.

                                        Ferlita, Walsh & Gonzalez, P.A.

                                        /s/ Ferlita, Walsh, & Gonzalez, P.A.


Tampa, Florida
March 12, 2005

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2004

                                 ASSETS

Current assets

  Cash                                                                                                $           113

Property and equipment, net                                                                                     4,239
                                                                                                      ---------------
Total Assets                                                                                          $         4,352
                                                                                                      ===============
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

  Accounts payable and accrued expenses                                                               $        38,451
                                                                                                      ---------------
Commitments and contingencies

Stockholders' equity (deficit)

  Common stock; $.0001 par value; 50,000,000 shares
   authorized; 198,063 shares issued and outstanding                                                               20
  Paid-in capital                                                                                           8,968,303
  Accumulated deficit                                                                                      (9,002,422)
                                                                                                      ---------------
        Total stockholders' equity                                                                            (34,099)

Total Liabilities and Stockholders' Equity                                                            ---------------
                                                                                                      $         4,352
                                                                                                      ===============

                     The accompanying notes are an integral
                       part of this financial statement.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.

                             STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                          2004             2003
                                                                                    ----------------  ---------------
Revenues                                                                            $            -    $            -
                                                                                    ----------------  ---------------
Expenses

  Selling, general and administrative                                                        405,519          181,203
                                                                                    ----------------  ---------------
        Total expenses                                                                       405,519          181,203
                                                                                    ----------------  ---------------
Other income (expense)

  Interest expense                                                                            (137)               (9)
                                                                                    ----------------  ---------------
        Total other income (expense)                                                          (137)               (9)

Net loss                                                                            ----------------  ---------------
                                                                                    $      (405,656)  $     (181,212)
                                                                                    ================   ==============
Loss per common share                                                               $         (2.50)  $        (1.72)
                                                                                    ================   ==============
Weighted average common shares outstanding                                                   161,995          105,064
                                                                                    ================   ==============

                     The accompanying notes are an integral
                       part of this financial statement.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                              Common Stock             Paid -in          Accumulated      Total stockholders'
                                           Shares      Amount           Capital            Deficit          Equity (Deficit)
                                        ---------   ---------        ------------      -------------      -------------------

Balance, December 31, 2002                 87,078     $     9        $  8,383,514      $  (8,415,554)          $     (32,031)
  Common stock issued for services          2,500           -              15,000                  -                  15,000
  Common stock issued for cash             27,385           3             164,297                  -                 164,300
  Net loss                                      -           -                   -           (181,212)               (181,212)
                                        ---------     -------        ------------      -------------           -------------

Balance, December 31, 2003                116,963          12           8,562,811         (8,596,766)                (33,943)

  Common stock issued for services         35,100           3             175,497                  -                 175,500
  Common stock issued for cash             46,000           5             229,995                  -                 230,000
  Net loss                                      -           -                   -           (405,656)               (405,656)
                                        ---------     -------        ------------      -------------           -------------
Balance, December 31, 2004                198,063     $    20        $  8,968,303      $  (9,002,422)          $     (34,099)
                                        =========     =======        ============      =============           =============

                     The accompanying notes are an integral
                       part of this financial statement.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                        2004              2003
                                                                                   -------------     --------------
Cash flows from operating activities
  Net loss                                                                         $    (405,656)    $     (181,212)
  Adjustments to reconcile net loss to net cash                                    -------------     --------------
     used in operating activities:
      Stock issued to consultants                                                        175,500             15,000
      Depreciation                                                                           521                  -
      Increase (decrease) in accounts payable and accrued expenses                         4,505             (5,084)
                                                                                   -------------     --------------
           Total adjustments                                                             180,526              9,916
                                                                                   -------------     --------------
         Net cash used in operating activities                                          (225,130)          (171,296)
                                                                                   -------------     --------------

Cash flows from investing activities

  Purchase of equipment                                                                   (4,760)                 -

Cash flows from financing activities

  Proceeds from sale of common stock                                                     230,000            164,300
                                                                                   -------------     --------------
Net increase (decrease) in cash                                                              110             (6,996)

Cash, beginning of year                                                                        3              6,999
                                                                                   -------------     --------------
Cash, end of year                                                                  $         113     $            3
                                                                                   =============     ==============
Supplemental disclosures of noncash investing and
   financing activities:

    In 2004 and 2003, the Company issued stock amounting to $175,500 and $15,000 respectively, for consultant services.

Cash flow information:
                                                                                        2004              2003
                                                                                   -------------     --------------
    Cash paid for interest                                                         $         137     $            9
    Cash paid for income taxes                                                                 -                  -


                     The accompanying notes are an integral
                       part of this financial statement.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

(1)   Significant Accounting Policies:
      -------------------------------

      The following is a summary of the more significant accounting policies and practices of Advanced 3-D Ultrasound Services, Inc. (the Company) which affect the accompanying financial statements.

      (a) Organization--Advanced 3-D Ultrasound Services, Inc. was incorporated on September 23, 1997. The Company was formerly known as Yseek, Inc. On March 12, 2003, the board of directors voted to amend the Company's Articles of Incorporation changing the Company's name to Advanced 3-D Ultrasound Services, Inc. The purpose of the name change was to reflect the Company's emphasis on developing 3-D ultrasound centers.

      (b)  Operations--The Company  intends to  acquire a  profitable  business.
      Company   management   is  currently   investigating   potential  business
      acquisitions.

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

      (f) Deferred income taxes--Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

      (g) Long-lived assets--Property and equipment are carried at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the related assets. At December 31, 2004, net property and equipment consisted of office equipment and furniture with a cost of $4,760, less accumulated depreciation of $521.

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

(2)   Income Taxes:
      ------------

No provision for income taxes has been recorded for 2004 or 2003 due to net losses incurred.

Temporary differences giving rise to the deferred tax assets consist primarily of donated services recognized for financial statement purposes. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of realization of the benefit of the net operating losses against future taxable income. The components of deferred tax assets at December 31, 2004 and 2003, consist of the following:

                                                      2004             2003
                                                --------------  --------------
      Deferred tax assets:
         Net operating loss                     $    2,198,000  $    2,094,000
         Other temporary differences                    27,000          27,000
         Valuation allowance                        (2,225,000)     (2,121,000)
                                                --------------  --------------
                Net deferred tax asset          $            -  $            -
                                                ==============  ==============

The Company has operating losses of approximately $8,455,400 which can be used to offset future taxable income. These losses begin to expire in the year 2018 and expire in full in the year 2024. The increase in the valuation allowance from Decmber 31, 2003 to December 31, 2004 totaled $104,000.


(3)    Stock Transactions:
       ------------------

During 2004, the Company sold 46,000 shares of common stock for cash of $230,000. During 2003, the Company sold 27,385 shares of common stock for cash of $164,300.

In September, 2004, the Company issued 35,100 shares of common stock to six different individuals under consulting agreements. The Company recognized an expense of $175,500 related to these agreements which represents the market value of the shares issued. Market value was determined based on the cost the consultants normally charge for those services.

On January 15, 2003, the Company issued 2,500 shares of common stock under a consulting agreement. The Company recognized an expense of $15,000 related to this agreement which represents the market value of the shares issued. Market value was determined based on the cost the consultants normally charge for those services.

(4)   Commitments and Related Party Transactions:
      ------------------------------------------

During 2003, an officer and stockholder of the Company loaned the Company $6,368. This amount was repaid in 2003 without interest.

(5)    Warrants:
       --------

At December 31, 2002, the Company had outstanding exercisable warrants to purchase 249,000 shares of the Company's common stock at various prices based upon expiration dates. Warrants expiring in 2003 were exercisable at $7.00. Prior to expiration, the warrants may be redeemed by the Company at a price of $.01.

As of December 31, 2003, no warrants had been redeemed and all outstanding warrants expired.

(6)   Stock Options:
      -------------

The Company granted options to consultants under various consulting agreements. These agreements grant to the consultants the option to purchase shares of Company common stock at a fixed price of $.50 per share. Management has determined these per share prices equal or exceed fair market value. These options expired on the third anniversary date of the execution date of the respective agreement and were immediately vested.

A summary of consultant option activity follows:

                                                       Year Ended
                                                       December 31,
                                             ------------------------------
                                                  2004              2003
                                             ------------      ------------
     Outstanding, beginning of year                     -         3,075,000
     Issued                                             -                 -
     Expired                                            -        (3,075,000)
                                             ------------      ------------
     Outstanding, end of year                           -                 -
                                             ============      ============

(7)   Reverse Stock Split:
      -------------------

The Company authorized a reverse stock split of its common shares on a 1-for-400 basis effective December 29, 2003. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2003 have been restated to reflect the reverse stock split.

(8)   Subsequent Events:
      -----------------

Subsequent to December 31, 2004, an officer and stockholder of the Company loaned the Company $7,980.

(9)   Going Concern:
      -------------

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and at December 31, 2004, the Company's cash balance was $113 and its current liabilities exceeded it's total assets by $34,099.

Management has taken several actions to ensure that the Company will continue as a going concern through December 31, 2005, including obtaining written commitments from certain officers of the Company to fund future operations as needed. Additionally, expenses have been curtailed and consultant services have been obtained through the issuance of stock allowing cash needs to be reduced. Management believes that these actions will enable the Company to continue as a going concern through December 31, 2005. At such time as the Company identifies a business to be acquired or are ready to begin operations the plan is to raise needed funds through the sale of common stock. There can be no assurance, however, that the Company will raise funds from the sale of its securities beyond those disclosed in these financial statements.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Any disclosures required by Item 304(b) of Regulation S-B have been previously provided.


Item 8A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's management, recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods.

(b) Effectiveness of Internal Control

The Company's management is reviewing the Company's internal controls over financial reporting to determine the most suitable recognized control framework. The Company will give great weight and deference to the product of the discussions of the SEC's Advisory Committee on Smaller Public Companies (the "Advisory Committee") and the Committee of Sponsoring Organizations' task force entitled Implementing the COSO Control Framework in Smaller Businesses (the "Task Force"). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. The Company's management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company. For the same reason, the Company's registered accounting firm has not issued an "attestation report" on the Company management's assessment of internal controls.

(c) Changes in internal controls.

After evaluation by the Company's management, the Company's management has determined there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.

Item 8B.  Other Information

None.


Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following is a brief description of the educational and business experience of each director, executive officer and key employee of the Company:


                                                                                                                        Year First
                           Principal Occupations During Past                                                            Became
Name of Director   Age     Five Years; Certain Directorships                                                            Director

David Weintraub     41     1998-2000: Vice President-Marketing - Swifty Car Wash & Quik-Lube, Inc.                        2002
                           2000-2001: Sales, Marketing - SwiftyNet.com, Inc.
                           2003-2003: CEO, Director - Yseek, Inc.
                           2003-Present: CEO, Director - Advanced 3-D Ultrasound Services, Inc.

Rachel Steele       38     1998-2000: President, Secretary - Swifty Car Wash & Quik-Lube, Inc.                            2002
                           2000-2002: President - SwiftyNet.com, Inc.
                           2000-2001: Director - SwiftyNet.com, Inc.
                           2002-2003: Vice President, Director - Yseek, Inc.
                           2003-Present: Vice President, Director - Advanced 3-D Ultrasound Services, Inc.

Glen Ostrowski      39     1998-2002: Vice President-Marketing - Animagic Animation                                       2002
                           2002-2003: President - Yseek, Inc.
                           2003-Present: President - Advanced 3-D Ultrasound Services, Inc.

Tanya Ostrowski     28     1995-2002: Administrative Assistant, Processor - Compass Bank                                  2002
                           2002-2003: Secretary, Treasurer, Director - Yseek, Inc.
                           2003-Present: Secretary, Treasurer, Director - Advanced 3-D Ultrasound Services, Inc.

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

The Company's audit committee is comprised of its entire board of directors. The Company does not have an audit committee financial expert serving on its audit committee. The Company has not adopted a code of ethics.


Item 10.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-term compensation
                                                                          ........................................................
                                         Annual compensation                         Awards               Payouts
                                 --------------------------------------   ----------------------------    ---------
                                                                                           Securities
                                                          Other annual    Restricted       underlying      LTIP       All other
Name & principal         Year       Salary      Bonus     compensation    stock awards     options/SARs    payouts    compensation
                                     ($)         ($)          ($)             ($)              (#)           ($)          ($)
===================    ========  ===========  =========  ==============   ============     ============   =========   ============

David Weintraub
Chief Executive Officer   2004       -0-         -0-          -0-             -0-               -0-          -0-          -0-

Glen Ostrowski
President                 2004     $17,500       -0-          -0-             -0-               -0-          -0-          -0-

Tanya Ostrowski
Secretary-Treasurer       2004     $34,572       -0-          -0-             -0-               -0-          -0-          -0-

Rachel Steele
Vice President            2004     $24,700       -0-          -0-             -0-               -0-          -0-          -0-



Committees of the Board of Directors

The Company's bylaws provide that the board may designate an executive committee and other committees, each of which shall consist of one or more directors. The board does not have an audit committee.

Compensation of Directors

Directors serve without compensation. Some directors are also employees of the Company. During 2004, Mr. Ostrowski received compensation of $17,500, Ms. Ostrowski received compensation of $34,572 and Ms. Steele received compensation of $24,700.

No other officer or directors have been compensated for their services in those capacities. At this time, the Company does not plan on paying its Board of Directors in return for their services as Directors.

Executive Compensation and Employment Arrangements

At present there are no written employment or consulting agreements with any officer or director. During 2003, Mr. Ostrowski received compensation of $17,500, Ms. Ostrowski received compensation of $34,572 and Ms. Steele received compensation of $24,700.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

There are no officer or director groups. As a group, the officers and directors of the Company own 19,482 common shares or 9.836% of the outstanding shares of the Company. As of March 4, 2005, the stock ownership of the Officers and Directors and 10% Shareholders was as follows:

Title         Name and                  Amt and                    Percent
Of            Address                   Nature of                  of
Class         of Beneficial Owner       Beneficial Ownership       Class

Common        Glen Ostrowski                 250                  0.126%
Stock         3645 Kings Road
              Bldg 6, #104
              Palm Harbor, FL 34685

Common        Rachel Steele               12,782                  6.454%
Stock         7732 N. Mobley Road
              Odessa, FL 33556

Common        David Weintraub                  0                      0%
Stock         7732 N. Mobley Road
              Odessa, FL 33556

Common        Tanya Ostrowski              6,450                  3.257%
Stock         3645 Kings Road
              Bldg 6, #104
              Palm Harbor, FL 34685

Common
Stock         Total                       19,482                  9.836%



Item 12.  Certain Relationships and Related Transactions


Item 13.  Exhibits and Reports on Form 8-K


    Exhibit              Description
    Number

          (2)      Plan of Acquisition, Reorganization,
                   Arrangement, Liquidation or Succession
          (3)      Articles of Incorporation and By-Laws
       *(3.1)      Articles of Incorporation
      **(3.2)      By-Laws
      ++(3.3)      Articles of Amendment Name Change
          (4)      Instruments Defining the Rights of Security Holders
           (a)      Subscription Agreement
          *(b)      Warrant Agreement
         ++(c)      Warrant Resolution dated March 2, 2000
          (9)      Voting Trust Agreement
         (10)      Material Contracts
      *(10.1)      Equipment  Purchase Contract
      *(10.2)      Construction Contract
      *(10.3)      Architect Contract
      *(10.4)      Consulting Contract-Donald Hughes
      *(10.5)      Employment Contract-Stanley Rabushka
      *(10.6)      Promissory Note - Swifty
      *(10.7)      Promissory  Note  -  Steele
      *(10.8)      Consulting  Contract-John  Oster
      *(10.9)      Raymond Lipsch Contract
     *(10.10)      Land Purchase Contract
    **(10.11)      Stanley Rabushka Employment and Stock Agreement
    **(10.12)      Tampa Bay Buccaneers Agreement
   ***(10.13)      Edgar Arvelo Consulting Contract
   ***(10.14)      Richard Kleinberg Employment Contract
   ***(10.15)      Vladimir Rafalovich
   ***(10.16)      Martinez Consulting Contract
  ****(10.17)      Purchase and Sale  Contract  between
                   Jim Malak and/or Assigns and SwiftyNet.com, Inc.
                   dated April 6, 2000
     +(10.18)      Consulting Agreement with Netelligent Consulting
                   dated October 11, 2000
     +(10.19)      Consulting Agreement with Frank Pinizzotto
                   dated September 19, 2000
     +(10.20)      Consulting Agreement with Gigi Pinizzott
                   dated September 19, 2000
     +(10.21)      Professional Services Agreement with
                   Laurie Stern dated July 31, 2000
     +(10.22)      Consulting Agreement with Mark Daniel White
                   dated September 19, 2000
    ++(10.23)      Consulting Agreement with Nick Trupiano
                   dated November 25, 2000
    ++(10.24)      Consulting/Option Agreement with CandidHosting.com, Inc.
                   dated December 1, 2000
    ++(10.25)      Consulting/Option Agreement with David S. Goldman
                   dated December 19, 2000
    ++(10.26)      Consulting/Option Agreement with Voice Media, Inc.
                   dated December 1, 2000
    ++(10.27)      Public Relations Agreement with Shoreliner
                   Capital Ltd. Partnership dated January 17, 2001
    ++(10.28)      Traffic Promotion Agreement with Voice Media, Inc.
                   dated November, 2000
    ++(10.29)      Traffic Promotion Agreement with CandidHosting.com,Inc.
                   dated December 1, 2000
    ++(10.30)      Consulting Agreement with Paul Runyon
                   dated November 25, 2000
    ++(10.31)      Non-Exclusive License Agreement with Norman J. Jester, III dated November, 2000
    ++(10.31)      Client Services Agreement with Markham/Novell
                   Communications, Ltd. dated January 9, 2001
    ++(10.32)      Client Services Agreement with Novell Markham
                   Communications, Ltd. dated January 9, 2001
    ++(10.33)      Stock Option Agreement with Mark P. Dolan
                   dated January 10, 2001
    ++(10.34)      Assignment of Contract with Netelligent
                   dated December 7, 2000
    ++(10.35)      Consulting Agreement with Marlene Trupiano
                   dated January 3, 2000
    ++(10.36)      Consulting Agreement with Marlene Trupiano
                   dated November 25, 2000
   +++(10.37)      Promissory Note to 2D&H, Inc.
   +++(10.38)      Guaranty Agreement
   +++(10.39)      Termination Agreement Reformation Agreement with
                   NeuTelligent, Inc., f/k/a CandidHosting.com, Inc.*
   +++(10.40)      Termination Agreement Reformation Agreement
                   with Voice Media, Inc.
  ++++(10.41)      Employment Agreement with Rachel L. Steele
                   dated October 1, 2002
  ++++(10.42)      Employment Agreement with Tanya Ostrowski
                   dated October 1, 2002
         (11)      Statement re: computation of per share earnings     Note 1 to
                                                                       Financial
                                                                      Statements
         (13)      Annual or Quarterly Reports, Form 10Q                    None
         (16)      Letter regarding Changes in Certifying Accountant        None
         (18)      Letter on change in accounting principles                None
         (21)      Subsidiaries of the registrant                           None
         (22)      Published report regarding matters submitted to vote     None
         (23)      Consents of Experts and Counsel                          None
         (24)      Power of Attorney                                        None
         (31)      Certification of Chief Executive Officer and
                   Chief Financial Officer
         (32)      Certification  pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002.
         (99)      Additional Exhibits                                      None


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

Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Ferlita, Walsh & Gonzalez, P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $16,397.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Ferlita, Walsh & Gonzalez, P.A. that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the caption "Audit Fees" was $-0-. The nature of the services comprising the fees disclosed under this category was:
N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Ferlita, Walsh & Gonzalez, P.A. for tax compliance, tax advice, and tax planning was $-0-.

All Other Fees,

The aggregate fees billed in each of the last two fiscal years for products and services provided by Ferlita, Walsh & Gonzalez, P.A., other than the services reported above were $-0- in paragraphs (e)(1) through (e)(3) of this section. The nature of the services comprising the fees disclosed under this category was: N/A.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2005.

                                          ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                              f/k/a Yseek, Inc.


                                           By: /s/ David Weintraub
                                               -------------------------------
                                                   DAVID WEINTRAUB,
                                                   Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on March 17, 2005.

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