Form 10QSB
period 2005-03-03
YSEEK INC
filed 2005-05-06
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------


                                  FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended March 31, 2005

                                       or

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


                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of April 28, 2005, was 198,063.

Part I.  Financial Information

Item 1- Financial Statements

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                  BALANCE SHEET

                                                                 March 31, 2005
                                                                   (unaudited)

                                     ASSETS

Current assets
  Cash                                                         $             52

Property and equipment, net                                               4,001
                                                               ----------------
Total Assets                                                   $          4,053
                                                               ================

                                 LIABILITIES AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses                        $         42,335
  Loans from officer                                                     12,530
                                                               ----------------
           Total current liabilities                                     54,865
                                                               ----------------
Commitments and contingencies

Stockholders' equity (deficit)

  Common stock; $.0001 par value; 50,000,000 shares
   authorized; 198,063 shares issued and outstanding                         20
  Paid-in capital                                                     8,968,303
  Accumulated deficit                                                (9,019,135)
                                                               ----------------
        Total stockholders' equity (deficit)                            (50,812)
                                                               ----------------
Total Liabilities and Stockholders' Equity (Deficit)           $          4,053
                                                               ================

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                            STATEMENTS OF OPERATIONS

                                                 Three Months Ended March 31,

                                                    2005             2004
                                              ----------------  ---------------
Revenues                                      $            -    $           -
                                              ----------------  ---------------
Expenses

  Selling, general and administrative                   16,496           41,675
                                              ----------------  ---------------
        Total expenses                                  16,496           41,675
                                              ----------------  ---------------

Other income (expense)

  Interest expense                                        (217)            (134)
                                              ----------------  ---------------
        Total other income (expense)                      (217)            (134)

                                              ----------------  ---------------
Net loss                                      $        (16,713) $       (41,809)
                                              ================  ===============
Loss per common share                         $          (0.08) $         (0.34)
                                              ================  ===============
Weighted average common
   shares outstanding                                  198,063          122,552
                                              ================  ===============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          2005          2004
                                                      -----------   -----------
Cash flows from operating activities

  Net loss                                            $   (16,713)  $   (41,809)
                                                      -----------   -----------
  Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation                                            238           -
      Increase in deposits                                    -            (200)
      Increase in accounts payable and
       accrued expenses                                     3,884         5,408
                                                      -----------   -----------
          Total adjustments                                 4,122         5,208
                                                      -----------   -----------
       Net cash used in operating activities              (12,591)      (36,601)
                                                      -----------   -----------

Cash flows from investing activities
  Purchase of equipment                                       -            (898)
                                                      -----------   -----------
Cash flows from financing activities
  Proceeds from sale of common stock                          -          80,000
  Proceeds from officer loans                              12,530           -
                                                      -----------   -----------
       Net cash provided by financing activities           12,530        80,000
                                                      -----------   -----------
Net increase (decrease) in cash                               (61)       42,501

Cash, beginning of period                                     113             3
                                                      -----------   -----------
Cash, end of period                                   $        52   $    42,504
                                                      ===========   ===========

Supplemental disclosures of noncash investing and financing activities:
     Professional fees financed through loans from officers totaled $6,430 and $0 for the three months ended March 31, 2005 and 2004, respectively.

Cash flow information:
                                                          2005          2004
                                                      -----------   -----------
    Cash paid for interest                            $       -     $       134
    Cash paid for income taxes                                -             -


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                     Advanced 3-D Ultrasound Services, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005

The information presented herein as of March 31, 2005, and for the three-months ended March 31, 2005 and 2004, is unaudited.

(1)   Basis of Presentation:
      ---------------------

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

Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2004.

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

(2)   Stock Transactions:
      -------------------

During the three months ended March 31, 2004, the Company sold 16,000 shares of common stock for cash of $80,000.

(3)   Related Party Transactions:
      --------------------------

During the three months ended March 31, 2005, an officer and stockholder of the Company loaned $12,530 to the Company. This loan is unsecured, bears interest at 10% and is due on demand. Accrued interest as of March 31, 2005 is $217 related to this loan.

(4)   Going Concern:
      --------------

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and at March 31, 2005, the Company's cash balance was $52 and its current liabilities exceeded its current assets by $54,813.

Management has taken several actions to ensure that the Company will continue as a going concern through March 31, 2006, including obtaining written commitments from certain officers of the Company to fund future operations as needed. In addition, the Company expects to continue to receive funds from the sale of its common stock. Management believes these actions will enable the Company to continue as a going concern through March 31, 2006. There can be no assurance, however, that the Company will raise funds from the sale of its securities beyond those disclosed in these financial statements.


Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

Currently the Company plans to acquire a profitable business. Company management is currently investigating potential business acquisitions.

Previously, the Company's plans included developing a profitable business in 3-D fetal photography. In response to the Companys' decision to pursue this business venture, the Company changed its name to Advanced 3-D Ultrasound Services, Inc. at its shareholders meeting on May 2, 2003. Subseqently, as a result of recent concerns of the FDA related to non-diagnostic ultrasounds, the Company has decided not to enter this market. The Company is presently evaluating potential businesses, but as of the date of this report, has not determined in what type of business it will engage.

In furtherance of pursuing a business in 3-D fetal photography, the Company entered into leases for office space and a photograph center, which have subsequently expired or were cancelled and not renewed. This lease was also cancelled during August 2004. The company's officers are working out of home offices at this time.

In August 2004 the Company entered into consulting agreements with six individuals. These individuals will provide consulting services in the areas of marketing, business planning and legal services for a period of one year. The consultants each received 5,850 shares of common stock in exchange for their services.

The Company's plans to acquire a profitable business will require additional funds. Once a business acquisition is identified, the Company plans to fund acquisitions through the sale of common stock.

In 2002, the Company adopted a subscription agreement to raise $300,000. In 2003, the Company received $164,300 from sales of common stock. This funding was used to fund certain consulting agreements, which have since expired, and to fund administrative costs.

In January 2004, the Company issued a private placement memorandum to issue up to 1,000,000 common shares at $5.00 per share to raise up to $5,000,000 to develop and operate imaging centers to provide ultrasound pictures of fetuses. The funds raised were to have been used for development costs, equipment, salaries, marketing and future public offering costs. The plans to develop and operate imaging centers are currently on hold.

In 2004, the Company received $230,000 from sales of common stock. This funding has been spent on development costs, salaries and other administrative costs.

Administrative costs in 2005 have been funded from loans from one of the Company officers totaling $12,530.


Item 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 & 15d-15) within 90 days prior to the filing of this report, has concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

     (b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

Part II. Other Information

Item 1.  Legal Proceedings.

NONE


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

NONE


Item 3.  Defaults Upon Senior Securities

NONE


Item 4.  Submission of Matters to a Vote of Security Holders

NONE


Item 5.  Other Information

NONE


Item 6.  Exhibits and Reports on Form 8-K

Exhibit   Description                                                    Number

(2)  Plan of Acquisition, Reorganization,
     Arrangement, Liquidation or Succession.............................   None

(3)  (i)    Articles of Incorporation...................................      *

     (ii)   By-Laws.....................................................     **

     (iii)  Articles of Amendment (Name Change).........................    ***

(4)  Instruments defining the rights of holders, including Indentures

     (a)    Subscription Agreement......................................   None

     (b)    Warrant Agreement...........................................      *

     (c)    Warrant Resolution dated March 2, 2000......................    ***

(10) Material contracts.................................................   None

(11) Statement re: computation of per share earnings..................Note 1 to
                                                                      Financial
                                                                     Statements

(15) Letter re: Unaudited Interim Financial Information.................   None

(18) Letter on change in accounting principles..........................   None

(19) Report Furnished to Security Holders ..............................   None

(22) Published report regarding matters submitted to vote...............   None

(23) Consents of Experts and Counsel....................................   None

(24) Power of Attorney..................................................   None

(31) Certification of Chief Executive
     Officer and Chief Financial Officer................................   ****

(32) Certification  pursuant to 18 U.S.C. Section
     1350, as adopted pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002.........................................   ****

(99) Additional Exhibits................................................   None


     * Previously  filed with Form 10-SB on November 23, 1998.
    ** Previously filed with Form 10-SBA No. 1 on February 2, 1999. *** Previously filed with Form 10KSB filed March 29, 2001.
  **** Filed herewith


(b) REPORTS ON FORM 8-K:

None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED 3-D ULTRASOUND SERVICES, INC.



Dated: May 6, 2005                 By: /s/ David Weintraub
                                      --------------------------
                                      David Weintraub
                                      Chief Executive Officer
                                      Chief Financial Officer