Form 10QSB
period 2005-06-30
YSEEK INC
filed 2005-08-09
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------


                                  FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended June 30, 2005.

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________.

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


             3900A 31st Street North, St. Petersburg, Florida 33714
       (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: 727-525-5552



                                  -------------

     Check  whether the  issuer:(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of August 3, 2005, was 198,063.

Part I.  Financial Information

Item 1- Financial Statements

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                                  BALANCE SHEET

                                                               June 30, 2005
                                                                (unaudited)
                                                               -------------
                                     ASSETS

Current assets
  Cash                                                         $           -

Property and equipment, net                                            3,763
                                                               -------------
Total Assets                                                   $       3,763
                                                               =============

                           LIABILITIES & STOCKHOLDERS'
                                EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses                        $      41,906
  Notes payable                                                       26,250
  Loans from related party                                             1,830
                                                               -------------
           Total current liabilities                                  69,986


Commitments and contingencies

Stockholders' equity (deficit)
  Common stock; $.0001 par value; 50,000,000 shares
   authorized; 198,063 shares issued and outstanding                      20
  Paid-in capital                                                  8,968,303
  Accumulated deficit                                             (9,034,546)
                                                               -------------
        Total stockholders' equity (deficit)                         (66,223)
                                                               -------------
Total Liabilities and Stockholders' Equity (Deficit)           $       3,763
                                                               =============

                   The accompanying notes are an integral part
                          of the financial statements.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                            STATEMENTS OF OPERATIONS

                              Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                           ------------------------    ------------------------
                               2005         2004           2005         2004
                           (unaudited)  (unaudited)    (unaudited)  (unaudited)
                           -----------  -----------    -----------  -----------
Revenues                   $         -  $         -    $         -  $         -

Expenses
  Selling, general
   and administrative           14,775      109,168         31,271      150,842
                           -----------  -----------    -----------  -----------
     Total expenses             14,775      109,168         31,271      150,842
                           -----------  -----------    -----------  -----------

Other income (expense)
  Interest expense                (636)          (3)          (853)        (137)
                           -----------  -----------    -----------  -----------
     Total other
      income (expense)            (636)          (3)          (853)        (137)
                           -----------  -----------    -----------  -----------
Net loss                   $   (15,411) $  (109,171)   $   (32,124) $  (150,979)
                           ===========  ===========    ===========  ===========

Loss per common share      $     (0.08) $     (0.76)   $     (0.16) $     (1.14)
                           ===========  ===========    ===========  ===========
Weighted average common
   shares outstanding          198,063      142,896        198,063      132,724
                           ===========  ===========    ===========  ===========




                   The accompanying notes are an integral part
                          of the financial statements.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                         2005           2004
                                                      (unaudited)   (unaudited)
                                                      -----------   -----------
Cash flows from operating activities
  Net loss                                            $   (32,124)  $  (150,979)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation                                            476            45
      Increase in deposits                                      -        (3,641)
      Increase in accounts payable
        and accrued expenses                                3,455         3,510
                                                      -----------   -----------
           Total adjustments                                3,931           (86)
                                                      -----------   -----------
         Net cash used in operating activities            (28,193)     (151,065)
                                                      -----------   -----------

Cash flows from investing activities
  Purchase of equipment                                         -          (898)
                                                      -----------   -----------

Cash flows from financing activities
  Proceeds from sale of common stock                            -       170,000
  Proceeds from notes payable                              26,250             -
  Repayments made on related party loans                  (10,700)            -
  Proceeds from related party loans                        12,530             -
                                                      -----------   -----------
         Net cash provided by financing activities         28,080       170,000
                                                      -----------   -----------

Net increase (decrease) in cash                              (113)       18,037

Cash, beginning of period                                     113             3
                                                      -----------   -----------
Cash, end of period                                   $         -   $    18,040
                                                      ===========   ===========

Supplemental disclosures of noncash investing and
   financing activities:
    Professional fees financed through loans from related parties totaled $6,430 and $0 for the six months June 30, 2005 and 2004, respectively

Cash flow information:
                                                         2005           2004
                                                      -----------   -----------
    Cash paid for interest                            $         -   $       137
    Cash paid for income taxes                                  -             -


                   The accompanying notes are an integral part
                          of the financial statements.

                     ADVANCED 3-D ULTRASOUND SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

The information presented herein as of June 30, 2005, and for the six-months ended June 30, 2005 and 2004, is unaudited.

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

Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2004.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

(2)   Stock Transactions:
      -------------------

During the six months ended June 30, 2005 and 2004, the Company sold 0 and 34,000 shares of common stock for cash of $0 and $170,000.

(3)   Notes and Loans Payable:
      ------------------------

During the six months ended June 30, 2005, a stockholder of the Company loaned $12,530 to the Company, of which $10,700 has been repaid. This loan is unsecured, bears interest at 10% and is due on demand. Accrued interest as of June 30, 2005 is $369 related to this loan.

During the six months ended June 30, 2005, a stockholder of the Company loaned $16,250 to the Company. This loan is unsecured, bears interest at 10% and is due September 15, 2005. Accrued interest at June 30, 2005 is $322 related to this loan.

During the six months ended June 30, 2005, an individual loaned the Company $10,000. This loan is unsecured, bears interest at 10% and is due August 29, 2005. Accrued interest at June 30, 2005 is $162 related to this loan.

(4)   Other:
      ------

On May 25, 2005 the Company entered into a letter of intent to acquire Professional Technical Systems, Inc. (PTS). Subject to the due diligence of both parties and the execution of a definitive agreement, the Company anticipates that, in connection with the aforementioned transaction, PTS shareholders will receive one share of Company common stock for every PTS common share held.

(5)   Going Concern:
      --------------

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and at June 30, 2005, the Company's cash balance was $0 and its current liabilities exceeded its current assets by $69,986.

Management has taken several actions to ensure that the Company will continue as a going concern through June 30, 2006, including the potential acquisition of a liquid company. In addition, the Company expects to continue to receive funds from the sale of its common stock. Management believes these actions will enable the Company to continue as a going concern through June 30, 2006. There can be no assurance, however, that the Company will raise funds from the sale of its securities beyond those disclosed in these financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

Currently the Company plans to acquire a profitable business. Company management is currently performing due diligence regarding potential business acquisitions. The Company entered into a letter of intent to acquire Professional Technical Systems, Inc (PTS). PTS is an operating company engaged in the business of developing, manufacturing and selling electrical surge protection devices. The Company has also discussed the merger of World Energy Solutions, Inc. (WESI) into the Company. WESI is not an operating company at this time however it has been formed to engage in the business of consulting regarding energy conservation technologies and installing such technologies at commercial and industrial facilities.

Previously, the Company's plans included developing a profitable business in 3-D fetal photography. In response to the Company's' decision to pursue this business venture, the Company changed its name to Advanced 3-D Ultrasound Services, Inc. at its shareholders meeting on May 2, 2003. Subsequently, as a result of recent concerns of the FDA related to non-diagnostic ultrasounds, the Company has decided not to enter this market. In furtherance of pursuing a business in 3-D fetal photography, the Company entered into leases for office space and a photograph center, which have subsequently expired or were cancelled and not renewed. The Company's officers were working out of home offices through June 30, 2005.

In August 2004 the Company entered into consulting agreements with six individuals. These individuals will provide consulting services in the areas of marketing, business planning and legal services for a period of one year. The consultants each received 5,850 shares of common stock in exchange for their services.

In June, 2005, in light of the plans to acquire PTS and merge with WESI, the officers of the Company resigned and were replaced by new officers and directors with experience in the industries of PTS and WESI. The new officers and directors of the Company are officers and/or stockholders of PTS and/or WESI.

The Company's plans to acquire a profitable business and to expand operations will require additional funds. The Company plans to fund acquisitions through the sale of common stock.

In January 2004, the Company issued a private placement memorandum to issue up to 1,000,000 common shares at $5.00 per share to raise up to $5,000,000 to develop and operate imaging centers to provide ultrasound pictures of fetuses. The funds raised were to have been used for development costs, equipment, salaries, marketing and future public offering costs. The plans to develop and operate imaging centers has been abandoned.

In 2004, the Company received $230,000 from sales of common stock. This funding was spent on development costs, salaries and other administrative costs.

Administrative   costs  in  2005  have  been  funded  from  loans  from  Company stockholders and an unrelated individual.



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

(99) Additional Exhibits

     (a)    Letter of Intent with Professional Technical
            Systems, Inc................................................      +

     (b)    Election of Directors and Appointment of
            Principal Officers..........................................     ++


     * Previously filed with Form 10-SB on November 23, 1998.
    ** Previously filed with Form 10-SBA No. 1 on February 2, 1999. *** Previously filed with Form 10KSB filed March 29, 2001.
  **** Filed herewith.
     + Previously filed with Form 8-K on May 25, 2005.
    ++ Previously filed on Form 8-K on July 6, 2005.


(b) REPORTS ON FORM 8-K:

    Item 8 on Form 8-K:  Other Events.

     A Letter of Intent ("LOI") to acquire Professional Technical Systems, Inc. ("PTS"), subject to the due diligence of both parties and the execution of a definitive agreement. A copy of the LOI was filed as an Exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on May 25, 2005. (See Exhibit 99(a), incorporated by reference, herein).


    Item 5.02 on Form 8-K:  Departures of Directors or Principal Officers;
                            Election of Directors; Appointment of Principal Officers.

     On June 29, 2005, Registrant's board elected the following persons to serve as directors: Benjamin C. Croxton, Mike Prentice and Jodi Crumbliss. Biographical information and qualifications of those elected are included in the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 2005. (See Exhibit 99(b), incorporated by reference, herein).

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED 3-D ULTRASOUND SERVICES, INC.



Dated: August 9, 2005                 /s/ Benjamin C. Croxton
                                      --------------------------
                                      Benjamin C. Croxton
                                      Chief Executive Officer
                                      Chief Financial Officer