Form 10QSB
period 2005-09-30
WORLD ENERGY SOLUTIONS, INC.
filed 2005-11-18
CIK 1058307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------


                                  FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2005.

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________.

                                  -------------

                         Commission file number: 0-25097

                          WORLD ENERGY SOLUTIONS, INC.
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



                                  -------------

Check whether the issuer:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x)Yes ( )No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ( )Yes (x)No

The number of shares of the registrant's common stock, par value $.0001 per share, outstanding as of November 10, 2005, was 11,692,976.

Part I.  Financial Information

Item 1.  Financial Statements

                          WORLD ENERGY SOLUTIONS, INC.
                (formerly Advanced 3D Ultrasound Services, Inc.)

                                  BALANCE SHEET

                                                          September 30, 2005
                                                              (unaudited)

                                     ASSETS

Current assets
  Cash                                                           $     9,241
                                                                 -----------
Property and equipment, net                                            3,447
                                                                 -----------
Other assets
  Prepaid expenses                                                   110,000
  Deferred offering costs                                             10,000
                                                                 -----------
    Total other assets                                               120,000
                                                                 -----------
Total Assets                                                     $   132,688
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                          $    37,025
  Notes payable                                                       16,250
  Loans from related party                                            58,156
                                                                 -----------
    Total current liabilities                                        111,431
                                                                 -----------
Commitments and contingencies

Stockholders' equity

  Common stock; $.0001 par value; 100,000,000 shares
   authorized; 11,692,976 shares issued and outstanding                1,169
  Paid-in capital                                                     37,829
  Accumulated deficit                                                (17,741)
                                                                 -----------
        Total stockholders' equity                                    21,257
                                                                 -----------
Total Liabilities and Stockholders' Equity                       $   132,688
                                                                 ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (formerly Advanced 3D Ultrasound Services, Inc.)
                             STATEMENT OF OPERATIONS

                                        Three Months Ended    Nine Months Ended
                                        September 30, 2005    September 30, 2005
                                           (unaudited)            (unaudited)

Revenues                                     $          -          $          -
                                             ------------          ------------
Expenses
  Selling, general and administrative              16,978                16,978
                                             ------------          ------------
    Total expenses                                 16,978                16,978
                                             ------------          ------------

Other income (expense)
  Interest expense                                   (763)                 (763)
                                             ------------          ------------
    Total other income (expense)                     (763)                 (763)
                                             ------------          ------------
Net loss                                     $    (17,741)         $    (17,741)
                                             ============          ============

Loss per common share                        $      (0.00)         $      (0.01)
                                             ============          ============

Weighted average common shares outstanding      5,809,770             2,068,632
                                             ============          ============


                  The accompanying notes are an integral part
                         of these financial statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (formerly Advanced 3D Ultrasound Services, Inc.)

                            STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended
                                                             September 30, 2005
                                                                 (unaudited)

Cash flows from operating activities
  Net loss                                                         $   (17,741)
                                                                   -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                          118
     Stock issued to consultants                                        10,000
     Increase in deferred offering costs                               (10,000)
     Decrease in accounts payable and accrued expenses                    (391)
                                                                   -----------
       Total adjustments                                                  (273)
                                                                   -----------
      Net cash used in operating activities                            (18,014)
                                                                   -----------

Cash flows from financing activities
  Proceeds from sale of common stock                                     1,146
  Repayments made on notes payable                                     (10,000)
  Proceeds from reverse acquisition                                     36,109
                                                                   -----------
      Net cash provided by financing activities                         27,255
                                                                   -----------
Net increase (decrease) in cash                                          9,241

Cash, beginning of period                                                    -
                                                                   -----------
Cash, end of period                                                $     9,241
                                                                   ===========

Supplemental disclosures of noncash investing and financing activities:

     The Company issued stock amounting to $120,000 to consultants for the nine months ended September 30, 2005.

     The Company acquired the net assets of Advanced 3D Ultrasound Services, Inc. in exchange for all the Company's capital stock. In conjunction with the recapitalization, liabilities were assumed as follows:

            Fair value of assets acquired                          $    40,559
            Liabilities assumed                                       (122,707)
                                                                   -----------
               Decrease in paid-in capital                         $   (82,148)
                                                                   ===========

     Cash Flow Information
                                                                       2005
                                                                   -----------
            Cash paid for interest                                 $       250
            Cash paid for income taxes                             $         -



                  The accompanying notes are an integral part
                         of these financial statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (formerly Advanced 3D Ultrasound Services, Inc.)

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 2005

The information presented herein as of September 30, 2005, and for the nine-months ended September 30, 2005, is unaudited.

1. Organization

Advanced 3D Ultrasound Services,  Inc. merged with World Energy Solutions,  Inc.
(WESI) effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. remained as the surviving entity as the legal acquiror, while WESI was the accounting acquiror (see note 3).

On November 7, 2005, Advanced 3-D Ultrasound Services, Inc. changed its name from Advanced 3-D Ultrasound Services, Inc. to World Energy Solutions, Inc. Additionally, the Company agreed to increase its authorized common shares to 100,000,000 shares.


2. Basis of Presentation

The accompanying financial statements of WESI (the Company) (formerly known as Advanced 3D Ultrasound Services, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2004.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.


3. Merger

On August 17, 2005, Advanced 3-D Ultrasound Services, Inc. acquired all of the outstanding common stock of WESI. For accounting purposes, the acquisition has been treated as a recapitalization of WESI with WESI as the acquiror (reverse acquisition). The historical financial statements prior to August 17, 2005, are those of WESI. Each WESI shareholder received one share of restricted common stock of Advanced 3D Ultrasound Services, Inc. for each share of WESI common stock held by the WESI shareholders. As of August 16, 2005, WESI had 11,463,500 shares of common stock issued and outstanding. As of August 16, 2005, Advanced 3-D Ultrasound Services, Inc. had 198,063 shares of common stock issued and outstanding. Immediately following the merger, Advanced 3-D Ultrasound Services, Inc. had 11,661,563 shares of common stock issued and outstanding.

Advanced 3-D Ultrasound Services, Inc. effected the merger with WESI for the purpose of acquiring the management expertise of WESI management and to acquire the business model developed by WESI management. WESI had no operations prior to the merger.

4. Stock Transactions

On September 9, 2005, the Company issued 31,413 shares of its common stock to an unrelated entity under a twelve-month strategic alliance agreement. 1/12th of the shares vest each month during the term of the agreement. The agreement is cancelable by either party with 30 days notice. The Company recorded a prepaid expense of $120,000, the fair market value of the services, related to the agreement and expensed $10,000 utilizing the straight-line method during the reporting period.


5. Notes and Loans Payable

During the nine months ended September 30, 2005, a stockholder of the Company loaned $12,530 to the Company, of which $10,700 has been repaid. This loan is unsecured, bears interest at 10% and is due on demand. Accrued interest as of September 30, 2005, is $401 related to this loan.

During the nine months ended September 30, 2005, a non-related party stockholder of the Company loaned $16,250 to the Company. This loan is unsecured, bears interest at 10% and is due September 15, 2005. Accrued interest at September 30, 2005, is $748 related to this loan.

During the nine months ended September 30, 2005, an individual loaned the Company $10,000. This loan is unsecured, bears interest at 10% and was due August 29, 2005. This loan, including interest was paid in full during the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, an officer of the Company loaned the Company $50,000. The loans are unsecured, bear interest at 8% and are due on December 31, 2005. Accrued interest at September 30, 2005, is $537 related to these loans.

During the nine months ended September 30, 2005, an officer loaned the Company $6,327. This loan is non-interest bearing and due on demand.


6. Subsequent Event

On May 25, 2005, the Company entered into a letter of intent to acquire Professional Technical Systems, Inc. (PTS). Effective November 7, 2005 the merger was completed with shareholders of PTS receiving one common share of the Company for each common share of PTS. 18,884,674 common shares are issuable to PTS shareholders.

PTS manufactures and sells transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and applications to distributors and customers throughout the United States. PTS is located in St. Petersburg, Florida.

See the Form 8-K filed related to this event for financial information of PTS.


7. Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and at September 30, 2005, the Company's current liabilities exceeded its current assets by approximately $102,000.

     Management has taken several actions to ensure that the Company will continue as a going concern through September 30, 2006, including the acquisition of PTS. In addition, the Company expects to continue to receive funds from the sale of its common stock. Management believes these actions will enable the Company to continue as a going concern through September 30, 2006. There can be no assurance, however, that the Company will raise funds from the sale of its securities beyond those disclosed in these financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

The Company's plans for the last year have been to acquire a profitable business. As such, the Company entered into a letter of intent to acquire Professional Technical Systems, Inc (PTS). The acquisition was completed on
November 7, 2005. PTS is an operating company engaged in the business of developing, manufacturing and selling electrical surge protections devices. The Company also merged World Energy Solutions, Inc. (WESI) into the Company. WESI is not an operating company at this time however it has been formed to engage in the business of consulting regarding energy conservation technologies and installing such technologies at commercial and industrial facilities.

Previously, the Company's plans included developing a profitable business in 3-D fetal photography. In response to the Company's' decision to pursue this business venture, the Company changed its name to Advanced 3-D Ultrasound Services, Inc. at its shareholders meeting on May 2, 2003. Subsequently, as a result of recent concerns of the FDA related to non-diagnostic ultrasounds, the Company decided not to enter this market. In furtherance of pursuing a business in 3-D fetal photography, the Company entered into leases for office space and a photograph center, which have subsequently expired or were cancelled and not renewed. The company's officers were working out of home offices through June 30, 2005.

In August 2004 the Company entered into consulting agreements with six individuals. These individuals provided consulting services in the areas of marketing, business planning and legal services for a period of one year. The consultants each received 5,850 shares of common stock in exchange for their services.

In June, 2005, In light of the plans to acquire PTS and merge with WESI, the officers of the Company resigned and were replaced by new officers and directors with experience in the industries of PTS and WESI. The new officers and directors of the Company are officers and/or stockholders of PTS and/or WESI.

The Company's plans to expand operations will require additional funds. The Company plans to fund acquisitions through the sale of common stock.

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

Administrative   costs  in  2005  have  been  funded  from  loans  from  Company stockholders, officers and an unrelated individual.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

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

(c) Changes in Internal Controls

After evaluation by the Company's management, the Company's management has determined there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.


Part II. Other Information

Item 1.  Legal Proceedings

NONE


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.  Defaults Upon Senior Securities

NONE


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on October 13, 2005. The following individuals were unanimously elected as directors at the meeting:

                              Benjamin C. Croxton
                                 Mike Prentice
                                 Jodi Crumbliss

 Votes Cast:   For -- 1,146,847
               Against -- 0
               Withheld -- 0
               Abstentions -- 0
               Broker Non-Votes -- 0

The shareholders also took the following action by the indicated vote of the shareholders:

     a) amended Article I of the Articles of Incorporation to change Registrant's name, and, principal office and mailing address to World Energy Solutions, Inc., 3900 31st Street, North, St. Petersburg, Florida 33714.

          Votes Cast:   For -- 1,146,847
                        Against -- 0
                        Withheld -- 0
                        Abstentions -- 0
                        Broker Non-Votes -- 0

     b) amended Article IV of the Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares.

          Votes Cast:   For -- 1,146,847
                        Against -- 0
                        Withheld -- 0
                        Abstentions -- 0
                        Broker Non-Votes -- 0

     c) amended Article IV of the Company's Articles of Incorporation, to provide for the issuance of up to 100,000,000 shares of preferred stock on terms determined by the Board of Directors, as follows:

               Preferred Stock: The Corporation is authorized to issue 100,000,000 shares of $.0001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, provided, however, that the rights and preferences of various series may vary only with respect to:

               (i)   the rate of dividend;

               (ii) whether the shares maybe called and, if so, the call price and the terms and conditions of call;

               (iii) the  amount   payable  upon  the  shares in  the  event  of
                     voluntary and involuntary liquidation;

               (iv) sinking fund provisions, if any, for the call or redemption of the shares;

               (v) the terms and conditions, if any, on which the shares may be converted;

               (vi)  voting rights; and

               (vii) whether  the shares  will be cumulative,  noncumulative  or partially cumulative as to dividends and the dates from which any cumulative dividends are to accumulate.

               The Board of Directors shall exercise the foregoing authority by adopting a resolution setting forth the designation of each series and the number of shares therein, and fixing and determining the relative rights and preferences thereof. The Board of Directors may make any change in the designation, terms, limitations and relative rights or preferences of any series in the same manner, so long as no shares of such series are outstanding at such time.

               Within the limits and restrictions, if any, stated in any resolution of the Board of Directors originally fixing the number of shares constituting any series, the Board of Directors is authorized to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issue of shares of such series. In case the number of shares of any series shall be so decreased, the share constituting such decrease shall resume the status which they had prior to the adoption of the resolution originally fixing the number of shares of such series.

          Votes Cast:   For -- 1,146,847
                        Against -- 0
                        Withheld -- 0
                        Abstentions -- 0
                        Broker Non-Votes -- 0


     d) ratified the accounting firm of Ferlita, Walsh & Gonzalez, P.A., as the Company's auditors for the year ending December 31, 2005.

          Votes Cast:   For -- 1,146,847
                        Against -- 0
                        Withheld -- 0
                        Abstentions -- 0
                        Broker Non-Votes -- 0


Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

Exhibit   Description                                                    Number

(2)  Plan of Acquisition, Reorganization,
     Arrangement, Liquidation or Succession.............................   None

(3)  (i)    Articles of Incorporation...................................      *

     (ii)   By-Laws.....................................................     **

     (iii)  Articles of Amendment (Name Change,  Authorized  Shares, &
              Issuance of Shares).......................................   ****

(4)  Instruments defining the rights of holders, including Indentures

     (a)    Subscription Agreement......................................   None

     (b)    Warrant Agreement...........................................      *

     (c)    Warrant Resolution dated March 2, 2000......................    ***

(10) Material contracts.................................................   None


     (10.1)  Agreement and Plan of Merger between Registrant (formerly known as Advanced 3D Ultrasound Services, Inc.) and
               World Energy Solutions, Inc. ............................      +

     (10.2)  Strategic Alliance Agreement between Registrant and
               UTEK Corporation.........................................     ++

(11) Statement re: computation of per share earnings..................Note 2 to
                                                                      Financial
                                                                     Statements

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

(99) Additional Exhibits


     * Previously filed with Form 10-SB on November 23, 1998.
    ** Previously filed with Form 10-SBA No. 1 on February 2, 1999. *** Previously filed with Form 10KSB filed March 29, 2001.
  **** Filed herewith.
     + Previously filed with Form 8-K on August 16, 2005.
    ++ Previously filed on Form 8-K on September 9, 2005.

(b)  REPORTS ON FORM 8-K:

     Form 8-K Filed on August 16, 2005
     Item 1.01 on Form 8-K:  Entry Into a Material Definitive Agreement.

     On August 16, 2005, Registrant and World Energy Solutions, Inc., a Florida corporation ("World Energy") entered into an Agreement and Plan of Merger (the "Agreement") whereby World Energy agreed to merge into Registrant, with Registrant remaining as the surviving entity. The merger of World Energy into Registrant was effective August 17, 2005 when Articles of Merger were filed with the Florida Secretary of State.

     Each World Energy shareholder received one share of restricted common stock of the Registrant for each share of World Energy common stock held by the World Energy shareholders. As of August 16, 2005, World Energy had 11,463,500 shares of common stock issued and outstanding. As of August 16, 2005, Registrant had 198,063 shares of common stock issued and outstanding. Immediately following the merger, Registrant had 11,661,563 shares of common stock issued and outstanding.

     Item  2.01  on  Form  8-K:

     Registrant is a start up business without predecessors and no financial information regarding this transaction is required hereunder.


     Form 8-K Filed on September 9, 2005
     Item 1.01 on Form 8-K:  Entry Into a Material Definitive Agreement.

     On September 9, 2005, Registrant, d/b/a World Energy Solutions, entered into a twelve (12) month Strategic Alliance Agreement (the "Agreement") with UTEK Corporation, a Delaware corporation ("UTEK"). Under the Agreement, UTEK will seek out, investigate, and, if appropriate, recommend technologies related to Registrant's product line for acquisition or licensing by Registrant. As consideration for the Agreement, Registrant will issue 31,413 restricted shares of its stock to UTEK. Ownership of one-twelfth (1/12) of the 31,413 shares will vest in UTEK monthly. If the Agreement is terminated prior to the end of the twelve (12) month term of the Agreement, any shares not having vested in UTEK will be transferred back to Registrant.

     As additional consideration by Registrant, if Registrant opts to acquire a technology identified by UTEK, UTEK will acquire the technology via a UTEK subsidiary company, and the subsidiary company will be acquired by Registrant by payment of a "premium" price to UTEK.

     Item 3.02 on Form 8-K:  Unregistered Sales of Equity Securities

     Pursuant to Paragraph (b) of this item, no report need be filed because the equities sold in the transaction outlined in Section 1 hereof constitute less than one (1) percent of the number of Registrant's outstanding shares.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WORLD ENERGY SOLUTIONS, INC.



Dated: November 18, 2005              /s/ Benjamin C. Croxton
                                      --------------------------
                                      Benjamin C. Croxton
                                      Chief Executive Officer
                                      Chief Financial Officer