Form 10KSB
period 2005-12-31
WORLD ENERGY SOLUTIONS, INC.
filed 2006-03-31
CIK 1058307

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-25097

                            WORLD ENERGY SOLUTIONS, INC.
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

                 Issuer's telephone number: 727-525-5552

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class          Name of each exchange on which registered

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock

                                (Title of class)

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. (_)

     Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No(_).

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (_).

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

     State issuer's revenues for its most recent fiscal year:  $471,469.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $12,980,282.70 based on the average high($1.80) and low ($1.50) price as of March 27, 2006, of $1.65 per share.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,509,198 shares of Common Stock as of March 28, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

PART I

Item 1.  Description of Business.

The Company

     World Energy Solutions, Inc. d/b/a World Energy Solutions ("the Company", "we" or "us") is a Florida corporation with our principal executive offices located at 3900A 31st Street North, St. Petersburg, Florida.

     The Company's new business model is the marketing of a multi-product package to commercial, industrial and residential facilities in order to lower their overall cost of electric, gas and water. The Company plans to market its package both by direct sales as well as a Shared Revenue Program (SRP) where the Company pays for the entire installation in return for a percentage of the realized savings (Example: 80% of all savings for 10 years). No services or products have yet been sold.The Company will continue to sell its TVSS (Transient Voltage Surge Suppression) products as it develops its new business model.

THE COMPANY'S TARGET MARKET

     The Company's target market are commercial and industrial customers that have an electric, gas and water bill in excess of $10,000.00 per month. The ideal customer will have an overall energy bill in the $40,000.00 to $100,000.00 monthly range. The Company has the ability to sell and install for larger customers on a case-by-case basis.

     In 2004, net generation of electricity totaled 4.0 trillion kilowatt hours, up 2 percent compared with the total in 2003. Of the total generated, 96 percent came from the electric power sector; 4 percent was generated by combined heat-and-power plants and electricity-only plants in the industrial and commercial sectors. The United States imported 34 billion kilowatt hours and exported 23 billion kilowatt hours of electricity in 2004.

     In April 2005, total net generation of electricity was 291 billion kilowatt hours, slightly higher than April 2004. This kilowatt hour usage translates at $.08 per hour to the sum of $23,280,000,000.00 per month. Approximately two-thirds (2/3) of this monthly figure is generated by commercial and industrial facilities. A $50,000.00 per month electric bill represents approximately .000000214 of the potential market monthly. With the U.S. Department of Energy predicting that the demand will more than double before year 2025, the overall market for the Company's products and services is vast.

THE BUSINESS MODEL

     The Company is an ESCO (Energy Services Company). An ESCO, or Energy Service Company, is a business that develops, installs, and finances projects designed to improve the energy efficiency and maintenance costs for facilities over a seven (7) to ten (10) year time period. ESCOs generally act as project developers for a wide range of tasks and assume the technical and performance risk associated with the project. Typically, they offer the following services:

     |X| develop, design, and finance energy efficiency projects;

     |X| install and maintain the energy efficient equipment involved;

     |X| measure, monitor, and verify the project's energy savings; and

     |X| assume the risk that the project will save the amount of energy guaranteed.

These services are bundled into the project's cost and are repaid through the dollar savings generated.

     ESCO projects are comprehensive, which means that the ESCO employs a wide array of cost-effective measures to achieve energy savings. These measures often include the following: high efficiency lighting, high efficiency heating and air conditioning, efficient motors and variable speed drives, and centralized energy management systems.

     What sets ESCOs apart from other firms that offer energy efficiency, like consulting firms and equipment contractors, is the concept of performance-based contracting. When an ESCO undertakes a project, the company's compensation, and often the project's financing, are directly linked to the amount of energy that is actually saved.

     Typically, the comprehensive energy efficiency retrofits inherent in ESCO projects require a large initial capital investment and offer a relatively long payback period. The customer's debt payments are tied to the energy savings offered under the project so that the customer pays for the capital improvement with the money that comes out of the difference between pre-installation and post-installation energy use and other costs. For this reason, ESCOs have led the effort to verify, rather than estimate energy savings. One of the most accurate means of measurement is the relatively new practice of metering, which is direct tracking of energy savings according to sanctioned engineering protocols.

     Most performance-based energy efficiency projects include the maintenance of all or some portion of the new high-energy equipment over the life of the contract. The cost of this ongoing maintenance is folded into the overall cost of the project. Therefore, during the life of the contract, the customer receives the benefit of reduced maintenance costs, in addition to reduced energy costs. As an additional service in most contracts, the ESCO provides any specialized training needed so that the customer's maintenance staff can take over at the end of the contract period.

     Another critical component of every energy efficiency project is the education of customers about their own energy use patterns in order to develop an "energy efficiency partnership" between the ESCO and the customer. A primary purpose of this partnership is to help the customer understand how their energy use is related to the business that they conduct.

     Included in the ancillary services provided in a typical performance-based energy efficiency contract are the removal and disposal of hazardous materials from the customer's facility. When, for example, existing fluorescent lighting equipment, ballasts that contain PCBs, and fluorescent light tubes that contain traces of mercury are replaced, the old equipment must be disposed of as hazardous waste. Upgrades to heating, air conditioning, and ventilation systems may involve the removal of asbestos and would also be properly disposed of by the ESCO.

     In addition to the economic benefits realized by ESCO customers through energy and maintenance cost savings, this booming industry has had a profound effect on the U.S. economy. New jobs have been created, not only within the ESCOs, but though the use of contractors and through the many firms involved directly and indirectly in supporting energy efficiency projects. Since approximately one third of the money invested in ESCO projects is applied to labor costs, out of the estimated $20 billion of projects installed to date, approximately $7 billion has gone directly for labor employment.

     Historically, the energy service industry is relatively young. Most U.S. ESCOs place the industry's origins in the late 1970s and early 1980s when energy prices rose dramatically following the 1973 Arab oil embargo and the Iranian Revolution in 1979. These events created the opportunity to make a business out of reducing customers' growing energy costs. The future for ESCOs and for their customers is bright as there is an increasingly global need to implement energy efficiency projects on a widespread basis.

     The Company's business model is based around a multi-product approach to energy savings (lowering electric, gas and water utility bill) for commercial, industrial and residential facilities. The goal of the Company is to substantially reduce energy consumption (10% to 30% plus), reduce the customer's maintenance costs, protect the customer's equipment and increase the life of the customer's equipment. The basic premise of our program is to sell a complete multi-product energy savings package to customer's facilities for cash or a shared savings revenue (80% - 20% Shared Revenue Program - SRP) modeled after the Federal Energy Management Program of the Department of Energy. The Company would pay for and own the entire installation of the multiple products and receive a percentage (usually 80%) of all demonstrated savings for a certain amount of time (10 to 20 years). The Company will accomplish these savings by utilizing in-house proprietary products, proprietary techniques and third party outside technologies where applicable.

Basic steps:

     1. After identifying a prospective customer, we do an energy analysis of our customer's facility.

     2. We contract with our customer to install multiple state-of-the-art energy saving technologies and techniques into their facility (Cash or SRP).

     3. The Company will monitor all phases of savings against an agreed upon energy consumption baseline measured in kilowatt per hour usage.

     4. We anticipate receiving either an agreed upon cash payment for the installation or the 80% - 20% Shared Revenue Program - SRP generated from this installation. Each installation is a completely custom order to fit the customer's specific needs (80% of the cash savings is remitted to the Company and the customer keeps 20% of the realized savings). We maintain the ownership of all installed equipment until the end of the term of the contract. The Company will then sell the installed equipment to the customer for $1.00.

Should the customer decide to choose the SRP, the customer will have no capital outlay, a complete energy savings retrofit for their facility and receive 20% of all savings generated for the life of the contract. This allows the Company to receive 80% of all energy savings for the life of the contract as well as energy tax credits associated with the installation of energy-saving devices.

     The Company has brought together technologies that cover the following areas:

     TVSS (Transient Voltage Surge Suppression), HVAC (Heating Ventilation Air Conditioning) Loads, Lighting Loads, Motors Loads, Hot Water Usage, Cold Water usage, Thermal Barriers, Thermal Coatings, Air Curtains, Energy
     Management Systems along with other state of the art energy saving technologies, strategies and techniques. Additional conservation methods will include implantation of engineering recommendations after our comprehensive study of the facilities' boiler plant, chiller plants, service water systems, all phases of their air handling systems, building insulation, controlling use of sunlight, all forms of mechanical equipment, all forms of energy sources, specific energy management tools, and other energy recovery systems.

     Our complete energy analysis report will deliver monthly energy usage that will include adjustments for:

     Weather changes & effects on energy usage;

     Equipment change-outs that affect energy usage;

     Business unit of measurement adjustments (how well their business is doing vs. our baseline energy usage. Example: A resort rented out 80% of their rooms for that baseline month vs. 95% of the new referenced month);

     Business behavior adjustments. (Example: New management decides to turn all thermostats down five (5) degrees, or any major changes in behavioral policy that directly effects energy usage).

     The Company will include a maintenance agreement and on-going warranties for the life the contract. The customer will be responsible for general maintenance of their facility.

     The Company is currently a Takagi dealer. Takagi Industrial Co. USA, Inc. is the U.S. distribution arm of Takagi Industrial Co. LTD. of Japan, founded in 1946 as Takagi Machinery. Today, Takagi is one of the world's largest manufacturers of tank-less hot water systems. We expect to become manufacturers and distributors for a wide variety of energy saving technologies through research and development, distributorships, mergers & acquisitions and/or outright purchase of technologies that fit the Company's business model.

     The Company currently identifies their market as commercial and industrial customers that use electric power in the $30,000 to $250,000 dollar range monthly. The customer may also use $2,000 to $25,000 per month natural gas or propane gas for various energy needs.

THE ENERGY SERVICES COMPANY (ESCO) INDUSTRY

     The U.S. Energy Services Company (ESCO) industry is often cited as the most successful model for the private sector delivery of energy-efficiency services. These projects include $2.55B of work completed by 51 ESCOs and span much of the history of this industry. We estimate that the ESCO industry completed $1.8-2.1B of projects in 2000. The industry has grown rapidly over the last decade with revenues increasing at a 24% annualized rate. We summarize and compare project characteristics and costs and analyze energy savings, including the relationship between predicted and actual savings. ESCOs typically invested about $2.30/ft2 per project in various energy efficiency improvements, although there is large variation in project costs within and across market segments. We find that lighting-only projects report median electricity savings of 47% of targeted equipment consumption; the median for lighting-&-non-lighting projects is 23% of the total electric bill baseline. We examine project economics, including project net benefits, benefit/cost ratio and simple payback time. Median simple payback time is seven years for institutional sector projects and three years in the private sector. We estimate direct economic benefits of $1.62 billion for the 1080 projects in our database with both cost and savings data. The median benefit/cost ratio is 2.1 for 309 private sector projects and 1.6 for 771 institutional sector projects. We discuss the role of policies and programs adopted by state/federal legislatures and agencies that have played an important role in stimulating ESCO activity in various markets. Finally, we estimate the overall size and growth of the energy-efficiency services industry over the last ten years based on a survey of 63 ESCOs. All graphs set forth below are extracted from the Annual Energy Outlook 2005 published by the United States Department of Energy/Energy Information Administration.

     Residential delivered energy use is projected to increase by 23 percent between 2003 and 2025 (9 per-cent by 2010). Most (68 percent) of the growth results from increased use of electricity. Sustained growth in housing in the South, where almost all new homes use central air conditioning, is an important component of the national trend, along with the penetration of consumer electronics, such as home office equipment and security systems.

     The AEO2005 reference case projects an increase in the stock efficiency of residential appliances, as stock turnover and technology advances in most end-use services reduce residential energy intensity over time. For most appliances covered by the National Appliance Energy Conservation Act of 1987, the most recent Federal efficiency standards are higher than the 2003 stock, ensuring an increase in stock efficiency without any additional new standards. Future updates to the Federal standards could have a significant effect on residential energy consumption, but they are not included in the reference case. The new efficiency standards for water heaters, clothes washers, central air conditioners, and heat pumps that were announced in January 2001 are included in the reference case.

     For almost all end-use services, existing technologies can significantly curtail future energy demand if they are purchased by consumers. The most efficient technologies can provide significant long-run savings in energy bills, but their higher purchase costs (and in some cases, unsuitability for retrofit applications) tend to restrict their market penetration. For example, condensing technology for natural gas furnaces, which reclaims heat from exhaust gases, can raise efficiency by more than 20 percent over units that just meet the current standard; and variable-speed scroll compressors for air conditioners and refrigerators can increase their efficiency by 50 percent or more. In contrast, there is little room for efficiency improvements in electric resistance water heaters, because the technology is approaching its thermal limit.

     Recent trends in commercial sector fuel shares are expected to continue, with growth in overall consumption similar to its pace over the past two decades. Commercial delivered energy use (excluding primary energy losses in electricity generation) is projected to grow by 1.9 percent per year between 2003 and 2025, slightly faster than the projected growth rate for commercial floor space of 1.7 percent. Energy consumption per square foot is projected to show little increase, with efficiency standards, voluntary government programs aimed at improving efficiency, and other technology improvements expected to balance the effects of a projected increase in demand for electricity-based services and a slow rise in energy prices after 2010.

     Electricity accounted for 50 percent of commercial delivered energy consumption in 2003, and its share is projected to increase to 57 percent in 2025. Expected efficiency gains in electric equipment are projected to be offset by the continuing penetration of new technologies and greater use of office equipment. Natural gas, which accounted for 39 percent of commercial energy consumption in 2003, is projected to decline to a 33-percent share by the end of the forecast. Distillate fuel oil, which accounted for 10 percent of commercial demand in the years before deregulation of the natural gas industry, made up only 6 percent of commercial energy demand in 2003. The distillate fuel share is projected to remain at 6 percent in 2025, as fuel oil continues to compete with natural gas for space and water heating uses. With conventional fuel prices projected to increase only slowly, no appreciable growth in the share of renewable energy in the commercial sector is anticipated.

     Total electricity sales are projected to increase at an average annual rate of 1.9 percent in the AEO2005 reference case, from 3,481 billion kilowatt hours in 2003 to 5,220 billion kilowatt hours in 2025. From 2003 to 2025, annual growth in electricity sales is projected to average 1.6 percent in the residential sector, 2.5 percent in the commercial sector, and 1.3 percent in the industrial sector.

     The average size of homes is projected to be larger in 2025 than in 2003 in terms of both square footage and ceiling height, with corresponding increases in electricity use for heating, cooling, and lighting. In addition, expected population shifts to warmer climates increase the amount of electricity used for air conditioning, although the projected increases are mitigated in part by the implementation of a more stringent efficiency standard for air conditioners and heat pumps in 2006.

     Projected efficiency gains for electric equipment in the commercial sector are offset by the continuing penetration of new telecommunications technologies. Although electricity use is projected to increase with the growth of industrial output, increases in electricity sales to the industrial sector are expected to be off-set by a 2.7-percent average annual increase in onsite generation.

     With growing electricity demand and the retirement of 43 gigawatts of inefficient, older generating capacity, 281 gigawatts of new capacity (including end-use combined heat and power) will be needed by 2025. Most retirements are expected to be older oil-and natural-gas-fired steam capacity, along with smaller amounts of older oil-and natural-gas-fired combustion turbines and coal-fired capacity, which are not competitive with newer natural gas combustion turbine or combined-cycle capacity.

     More than 60 percent of new capacity additions are projected to be natural-gas-fired combined-cycle, combustion turbine, or distributed generation technologies. More than 80 percent of the capacity additions will be needed after 2010, when the current excess of generation capacity has been reduced. As natural gas prices rise later in the forecast, new coal-fired capacity is projected to become increasingly competitive, accounting for nearly one-third of the capacity expansion expected in the reference case. Most of the new coal capacity is expected to use advanced pulverized coal technology and to begin operation after 2015. About 16 gigawatts of capacity using advanced clean coal technology, with higher capital costs but relatively low fuel costs, is also expected to be added.

Item 2.  Description of Property.

     The Company maintains two facilities: its main office which houses its corporate and manufacturing facilities and a second unit used for research and development within the same industrial complex and has two separate leases. The main office lease has a term expiring on October 15, 2006 and contains a one-year renewal option. The research and development facility does not contain a renewal option and the payment of its rent is guaranteed by the Company's President. That lease commenced in October 2004 and has a term ending on October 14, 2006.

Item 3.  Legal Proceedings.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's common stock was traded from January 1, 2005 through November 17, 2005 on the Over-the-Counter Bulletin Board under the symbol AVDU.OB. From November 18, 2005 through present the Company's common stock was traded on the Over-the-Counter Bulletin Board under the symbol WEGY.OB. The high and low sales prices for each quarter of the calendar years 2004 and 2005 are as follows:

                                                       Common Stock

                                             ----------------------------------
                                              High                        Low
                                             ----------------------------------
      1st quarter 2004                         9.46                       9.43
      2nd quarter 2004                        10.53                      10.34
      3rd quarter 2004                         9.97                       9.90
      4th quarter 2004                         5.54                       5.47

      1st quarter 2005                         3.59                       3.49
      2nd quarter 2005                         2.73                       2.36
      3rd quarter 2005                         2.76                       2.72
      4th quarter 2005                         3.14                       3.13


Recent  Sales  of the  Company's  Securities.

                        Number Common

 Name                   Shares Purchased     Date       Price/Share      Issuer

Tanta Anghelescu         18                03/05/04       $0.001          1
James Bergeron           10                03/05/04       $0.001          1
Jan Butler                4                03/05/04       $0.001          1
Ivanka Chotreva           2                03/05/04       $0.001          1
Joseph Chumbley           4                03/05/04       $0.001          1
Kelly Fesler              2                03/05/04       $0.001          1
Jevto Knezevic            8                03/05/04       $0.001          1
Vera Lukie                4                03/05/04       $0.001          1
Mihail Mihailov           6                03/05/04       $0.001          1
Chekita Mitchell          4                03/05/04       $0.001          1
John O'Brien             14                03/05/04       $0.001          1
Jodi Sherry              12                03/05/04       $0.001          1
Don Sutton                4                03/05/04       $0.001          1
Jack Watson               4                03/05/04       $0.001          1
Elizel Angelescu     50,000                03/15/04       $ 0.50          1
George Anghelescu    60,000                04/06/04       $ 0.50          1
John O'Brien         50,000                04/06/04       $ 0.50          1
John Aliprantis      50,000                04/21/04       $ 0.50          1
Cheryl Koebele       10,000                04/21/04       $ 0.50          1
Harry Eisnaugle      20,000                04/27/04       $ 0.50          1
Paul Ksyniak         20,000                04/27/04       $ 0.50          1
Edward Montambault  100,000                05/07/04       $ 0.50          1
Wes Wissel           60,000                05/13/04       $ 0.50          1
Tanta Anghelescu     53,982                06/02/04       $0.001          1
James Bergeron       29,990                06/02/04       $0.001          1
Jan Butler           11,996                06/02/04       $0.001          1
Ivanka Chotreva       5,998                06/02/04       $0.001          1
Joseph Chumbley      11,996                06/02/04       $0.001          1
Kelly Fesler          5,998                06/02/04       $0.001          1
Kiefner & Hunt       30,000                06/02/04       $0.001          1
Jevto Knezevic       23,992                06/02/04       $0.001          1
Vera Lukie           11,996                06/02/04       $0.001          1
Mihail Mihailov      17,994                06/02/04       $0.001          1
Chekita Mitchell     11,996                06/02/04       $0.001          1
John O'Brien         41,986                06/02/04       $0.001          1
Jodi Sherry          35,988                06/02/04       $0.001          1
Don Sutton           11,996                06/02/04       $0.001          1
Jack Watson          11,996                06/02/04       $0.001          1
Philip Gene Flood
Living Trust dated
April 24th,1997     200,000                06/14/04       $ 0.50          1
Joseph & Sally Peel 100,000                06/14/04       $ 0.50          1
Edward & Alice
Prange               60,000                06/14/04       $ 0.50          1
Wes Wissel           20,000                06/14/04       $ 0.50          1
Thomas Conley        10,000                06/28/04       $ 0.50          1
Richard & Marna
Taylor               20,000                06/28/04       $ 0.50          1
Joseph Chumbley      20,000                07/02/04       $ 0.50          1
Jerry Little         50,000                07/02/04       $ 0.50          1
Edward & Alice
Prange               60,000                07/06/04       $ 0.50          1
Edward & Francoise
Bineau Bineau
Family Trust         50,000                07/22/04       $ 0.50          1
Gloria Jameson       10,000                07/22/04       $ 0.50          1
Theresa Rivera       10,000                07/26/04       $ 0.50          1
Claire Meadows        4,000                08/02/04       $ 0.50          1
Claire Meadows        6,000                08/02/04       $ 0.50          1
Wes Wissel           20,000                08/05/04       $ 0.50          1
James F. Conner      10,000                08/16/04       $ 0.50          1
Stanley Johnson      20,000                08/16/04       $ 0.50          1
James Cole           20,000                08/16/04       $ 0.50          1
Robert Kratz        100,000                08/25/04       $ 0.50          1
Stephen Johnson       7,500                09/29/04       $0.001          1
u/a/dtd July 26,
1999 George E.
Lewis IV Revocable
Trust                 7,175                10/13/04       $ 0.50          1
Jim E. Hartley       50,000                10/13/04       $ 0.50          1
AnnRee Chumbley      20,000                12/16/04       $ 0.50          1
Pamela J. Clark      14,000                12/24/04       -   -           1
Nicole Conley           200                12/28/04       $ 0.50          1
Thomas Conley           200                12/28/04       $ 0.50          1
Thomas Conley        40,000                12/28/04       $ 0.50          1
Joseph & Linda
Chumbley             36,600                12/31/04       $ 0.50          1
Ken Fleetwood         1,000                12/31/04       $ 0.50          1
Pamela J. Clark      36,000                02/14/05       $ 0.50          1
Joseph & Linda
Chumbley              2,000                03/07/05       $ 0.50          1
Joseph & Linda
Chumbley              4,000                03/07/05       $ 0.50          1
Joseph & Linda
Chumbley             14,600                04/11/05       $ 0.50          1
Joseph & Linda
Chumbley             14,600                04/11/05       $ 0.50          1
George Anghelescu    28,000                05/31/05       $ 0.50          1
Karl B. Clark        50,000                05/31/05       $ 0.50          1
James F. Conner      20,000                05/31/05       $ 0.50          1
Joseph & Linda
Chumbley             19,000                06/01/05       $ 0.50          1
Robert C. Kratz     300,000                06/01/05       $ 0.50          1
Joseph & Linda
Chumbley             22,000                06/03/05       $ 0.50          1
Joseph & Linda
Chumbley              8,650                06/03/05       $ 0.50          1
AnnRee Chumbley      40,000                06/03/05       $ 0.50          1
Pamela J Clark        6,000                06/03/05       $ 0.50          1
Pamela J Clark        8,000                06/03/05       $ 0.50          1
Thomas Conley        22,000                06/03/05       $ 0.50          1
John O'Brien          8,000                06/03/05       $ 0.50          1
Edward C. & Alice
P. Prangue           80,000                06/03/05       $ 0.50          1
Richard & Marna
Taylor               10,000                06/03/05       $ 0.50          1
AnnRee Chumbley      50,000                06/10/05       $ 0.50          1
Joseph & Linda
Chumbley                600                06/10/05       $ 0.50          1
Joseph & Linda
Chumbley                200                06/10/05       $ 0.50          1
Joseph & Linda
Chumbley              3,000                06/10/05       $ 0.50          1
Jim E. Hartley       50,000                06/10/05       $ 0.50          1
Jim E. Hartley       50,000                06/10/05       $ 0.50          1
Pamela J Clark       10,000                06/21/05       $ 0.50          1
Pamela J Clark       10,000                06/27/05       $ 0.50          1
Christa Paul        200,000                06/27/05       $ 0.50          1
Joseph & Linda
Chumbley              1,000                06/29/05       $ 0.50          1
Philip G Flood      100,000                06/29/05       $ 0.50          1
Pamela J Clark        2,000                07/05/05       $ 0.50          1
Thomas Conley        28,000                07/05/05       $ 0.50          1
Joseph & Linda
Chumbley                600                07/06/05       $ 0.50          1
Annree Chumbley      20,000                07/06/05       $ 0.50          1
Robert C. Kratz     100,000                07/06/05       $ 0.50          1
Mark Kevin Potter    20,000                07/09/05       $ 0.50          1
Paul M & Mary Jo
Arnold               50,000                07/11/05       $ 0.50          1
Janet Butler          4,000                07/11/05       $ 0.50          1
Ronald E, Errington  50,000                07/11/05       $ 0.50          1
Donald J. & Theda
Wilhelm               4,000                07/11/05       $ 0.50          1
Glenn D. Witt        50,000                07/11/05       $ 0.50          1
J. Terry Ottinger   100,000                07/13/05       $ 0.50          1
Owen Reuterwall
Rev. Trust U/A/DTD
12-14-95             20,000                07/20/05       $ 0.50          1
Pamela J Clark       50,000                07/26/05       $ 0.50          1
Christopher Nelson
TTEE FBO Christopher
G.  Nelson Family
Trust                25,000                08/08/05       $ 0.50          1
Mary Jo Nelson TTEE
FBO Mary Jo Nelson

Family Trust         25,000                08/08/05       $ 0.50          1
Allied Properties,
 Inc.                50,000                08/16/05       $ 0.50          1
Pamela J Clark       35,000                11/09/05       $ 1.00
AnnRee Chumbley      10,000                11/28/05       $ 1.00
Pamela J Clark       10,000                12/09/05       $ 1.00
Jim E. Hartley      100,000                12/19/05       $ 1.00
Edward C. & Alice
P. Prange            50,000                12/19/05       $ 1.00
Barbara Ann Bretz    25,000                12/27/05       $ 1.00
Flood Living Trust
Date April 24th,
1997                 50,000                12/27/05       $ 1.00
Jennifer Parry       25,000                12/27/05       $ 1.00
Allied Properties    25,000                12/30/05       $ 1.00

1 Issued by Professional Technical Services, Inc.

     All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities is to provide operating capital and development costs.

Special Note Regarding Forward Looking Statements.

     This annual report on Form 10-KSB of World Energy Solutions, Inc f/k/a Advanced 3-D Ultrasound Services, Inc.,for the year ended December 31, 2005 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Business Model and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

         Holders

     As of March 27, 2006, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 231.

         Dividend Policy

     The Company will not pay any cash dividends on its common stock in 2006 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

                      Equity Compensation Plan Information


                            Number of                                          Number of
                            securities to be                                   securities remaining
                            issued upon exer-                                  available for future
                            cise of outstand-       Weighted-average           issuance under equity
                            ing options,            exercise price of          compensation plans
                            warrants, and           outstanding options,       (excluding securities
Plan category               and rights              warrants and rights        reflected in column (a))
                                  (a)                      (b)                         (c)
--------------------       -------------------      --------------------       ------------------------

Equity compensation

plans approved by              None                   Not Applicable             Not Applicable
security holders

Equity compensation
plans not approved
by security holders        1,300,000 (1)(2)(3)        Not Applicable                    -0-
                          --------------------      --------------------       ------------------------
Total

                          ====================      ====================       ========================

(1)      Includes 600,000 shares issued to Mr. Croxton pursuant to January 31, 2006 employment agreement.
(2)      Includes 600,000 shares issued to Mr. Prentice pursuant to January 31, 2006 employment agreement.
(3)      Includes 100,000 shares issued to Mr. Kurk pursuant to January 31, 2006 consulting agreement.

Item 6. Management's Discussion and Analysis of Financial Condition and Resultsof Operations

Introduction

     World Energy Solutions, Inc. (referred to as the "Company", "WESI," "New WESI," or in the first person notations of "we," "us," and "our") began operations in 1984 under the corporate name of Professional Technical Systems, Inc. (PTS). PTS merged with WESI in November 2005 (the "November 2005 Merger") with WESI being the legal acquiror but PTS being the accounting acquiror. Therefore the financial statements presented herein are those of WESI (formerly known as PTS) as the surviving entity of the November 2005 Merger.

     In August 2005, a Florida corporation named World Engery Solutions, Inc. ("Old WESI") merged with Advanced 3D Ultrasound, Inc. (ADVU) with ADVU being the legal acquiror but Old WESI being the accounting acquiror (the "August 2005
Merger"). ADVU was the surviving entity of the August 2005 Merger and subsequently changed its name to WESI.

     ADVU, Old WESI, and New WESI, prior to merging with PTS, had no revenues and minimal assets and activity. PTS has been the operating manufacturer before and after the merger.

     WESI manufactures and sells transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and applications to distributors and customers throughout the United States. Although this activity is expected to continue, the Company plans to implement a new business model to market a multi-product package to commercial, industrial and residential facilities in order to lower there overall cost of electric, gas and water of these facilities. The Company plans to market its package both by direct sales as well as a Shared Revenue Program (SRP) where the Company pays for the entire installation cost of the product package in return for payments of a percentage of the savings realized by the facilities using the product package. This new business model is expected to increase revenues and profits for the Company.

Liquidity and Capital Resources

     Our cash increased to approximately $240,000 as of December 31, 2005 compared to $102,000 as of December 31, 2004. This increase is due mostly to proceeds from the sale of common stock since we are using cash for operating activities. Additionally the Company realized proceeds of approximately $321,000 from the sale of land held for investment.

     The cash used in operations in 2005 exceeded the cash used in operations in 2004 by approximately $800,000. Although gross profit from sales increased, general and administrative expenses increased approximately $823,000. This increase is attributable to increased salaries, consulting and professional fees.

     We do not believe our current operations will produce the working capital needed to implement our entire new business model. Operations in 2005 have been funded in large part through the sale of common stock and such funding will need to continue in order to allow us to implement our new business model. The Company has been successful in acquiring certain services through consulting agreements that are funded in large part through the issuance of common stock. However, the Company currently is offering up to $10,000,000 of its common stock in a private placement. The proceeds from the private placement will be used to fund research and development, consulting and professional fees, new product installations, other expenses and for working capital.

     Currently the Company has debt financing either from its officers, or guaranteed by its officers. Debt financing is not expected to be a funding resource.

Results of Operations and Critical Accounting Policies and Estimates

     The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company's accounting policies are more fully described in Note 1 of Notes to Financial Statements. We have identified the following accounting policy and related judgment as critical to understanding the results of our operations.

Valuation Allowance on Deferred Tax Assets

     SFAS No. 109, "Accounting for Income Taxes" requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors. At December 31, 2005, our net deferred tax assets are $3,949,000, comprised principally of net operating loss carry forwards (NOLs). Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a pro rata basis.

     We have reflected a valuation allowance of 100%, which resulted in an income tax benefit of zero. The range of possible judgments relating to the valuation of our deferred tax asset is very wide. If we had concluded that the weight of available evidence supported a decision that substantially all of our deferred tax assets may be realized, we would have a substantial income tax benefit in our statement of operations. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets is realizable.

2005 Compared to 2004

     Total product sales for 2005 were $472,000, a 5% decrease from 2004 sales of $497,000 due to decreased demand for the Company's product. There were no major customers in 2005 however in 2004 one customer accounted for 14% of sales.

     Gross profit on sales increased from 44% in 2004 to 49% in 2005. Approximately 3% of this increase was due to the absence of issues with obsolete inventory in 2005 as compared to 2004.

     Our general and administrative expenses increased to $1,234,000 in 2005 from $416,000 in 2004. Additional legal, accounting and other professional expenses of approximately $138,000 were incurred related to the mergers discussed above because in 2005 the Company for the first time performed an audit . The Company incurred consulting fees of $424,000 in 2005 and none in 2004 related to its proposed business model. Lastly, salaries increased approximately $245,000 due to increased salaries, additional personnel and due to the President shifting his focus from research and development to business development. This also accounted for a decrease in research and development expenses from 2004 to 2005.

     We expect significant increases in future consulting, salary and research and development expenses as a result of the implementation of our new business model.

Forward-looking Statement

     All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements.

Item 7.  Financial Statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

[LETTERHEAD OF FERLITA, WALSH, & GONZALEZ, P.A. -- CERTIFIED PUBLIC ACCOUNTANTS]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
World Energy Solutions, Inc.
St. Petersburg, Florida

We have audited the balance sheet of World Energy Solutions, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Energy Solutions, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/

Ferlita, Walsh & Gonzalez, PA
Tampa, Florida
March 29, 2006

     The accompany notes are an integral part of these financial statements.
                          WORLD ENERGY SOLUTIONS, INC.
                (Formerly Advanced 3D Ultrasound Services, Inc.)
                                  BALANCE SHEET

                                DECEMBER 31, 2005

                                     ASSETS

Current assets

  Cash                                                    $          240,194
  Accounts receivable                                                 49,785
  Inventory                                                          111,818
  Prepaid expenses and other current assets                           92,386
                                                          ------------------
        Total current assets                                         494,183
                                                          ------------------
Property and equipment, net                                           70,135
                                                          ------------------

Other assets

  Deposits                                                             3,850
  Deferred offering costs                                             11,000
                                                          ------------------
        Total other assets                                            14,850

                                                          ------------------
Total Assets                                              $          579,168
                                                          ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Current portion of long-term debt                       $           19,228
  Accounts payable                                                    28,828
  Accrued expenses                                                    13,661
  Advance payments from dealers and customers                         19,057
  Loans payable to related parties                                   167,424
                                                          ------------------
        Total current liabilities                                    297,655
                                                          ------------------

Long-term debt, less current portion                                  49,457
                                                          ------------------

Commitments and contingencies

Stockholders' equity

  Preferred stock; $.0001 par value; 100,000,000 shares
   authorized and unissued                                                 -
  Common stock; $.0001 par value; 100,000,000 shares
   authorized; 24,057,041 shares issued and outstanding                2,405
  Paid-in capital                                                  1,977,473
  Accumulated deficit                                             (1,698,365)
                                                          ------------------
        Total stockholders' equity                                   281,513

                                                          ------------------
        Total Liabilities and Stockholders' Equity        $          579,168
                                                          ==================

                          WORLD ENERGY SOLUTIONS, INC.
                (Formerly Advanced 3D Ultrasound Services, Inc.)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       2005           2004
                                                   ------------   ------------
Net sales                                          $    471,469   $    497,109
                                                   ------------   ------------
Cost of goods sold                                      239,447        275,540

                                                   ------------   ------------
        Gross profit                                    232,022        221,569

General and administrative expenses                   1,234,069        415,983

                                                   ------------   ------------
        Earnings (loss) from operations              (1,002,047)      (194,414)

Other income (expense)

  Bad debt expense                                            -        (11,384)
  Gain on disposal of property and equipment             47,457              -
  Impairment loss                                             -        (22,555)
  Interest expense                                      (20,904)       (13,526)
  Miscellaneous income (expense)                           537          (1,506)
  Research and development                            (230,521)       (309,967)
  Warranty expense                                           -          (5,227)
                                                  -------------   ------------
        Total other income (expense)                  (203,431)       (364,165)

        Earnings (loss) before provision          -------------   ------------
         for income taxes                           (1,205,478)       (558,579)

Provision for income taxes                                   -               -

                                                  -------------   ------------
Net loss                                          $ (1,205,478)   $   (558,579)
                                                  =============   ============
Loss per common share                             $      (0.07)   $      (0.05)
                                                  =============   ============
Weighted average common shares outstanding          16,846,073      10,781,587
                                                  =============   ============

                          WORLD ENERGY SOLUTIONS, INC.
                (Formerly Advanced 3D Ultrasound Services, Inc.)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                            Common Stock
                                      -----------------------     Paid -in     Accumulated   Total Stockholders'
                                        Shares        Amount      Capital        Deficit       Equity (Deficit)
                                      -----------   ---------   -----------   ------------   -------------------
Balance, December 31, 2003            12,000,000    $ 12,000    $        -    $    71,108    $           83,108

  Employee stock bonus award             288,000           -         1,266              -                 1,266
  Issuance of stock for technology     5,130,000           2        22,553              -                22,555
  3,000-for-1 forward split                    -       5,416             -         (5,416)                    -
  Issuance of stock for services          30,000          30        14,970              -                15,000
  Issuance of stock for cash           1,436,675       1,437       716,901              -               718,338
  Net loss                                     -           -             -       (558,579)             (558,579)
                                      -----------   ---------  -----------   -------------   -------------------
Balance, December 31, 2004            18,884,675      18,885       755,690       (492,887)              281,688

  Issuance of stock for cash           2,046,250       2,046     1,186,079              -             1,188,125
  Stock redeemed                      (8,566,500)     (8,567)            -              -                (8,567)
  Recapitalization as a result
    of merger                         11,692,976       1,169        24,576              -                25,745
  Change in par value                          -     (11,128)       11,128              -                     -
  Net loss                                     -           -             -     (1,205,478)           (1,205,478)
                                      -----------   ---------  -----------   -------------   -------------------
Balance, December 31, 2005            24,057,401    $  2,405   $ 1,977,473   $ (1,698,365)   $          281,513
                                      ===========   =========  ===========   =============   ===================


                          WORLD ENERGY SOLUTIONS, INC.
                (Formerly Advanced 3D Ultrasound Services, Inc.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                         2005            2004
                                                     ------------   -----------
Cash flows from operating activities

  Net loss                                           $ (1,205,478)  $ (558,579)
                                                     ------------   -----------
  Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                         14,352         8,010
      Bad debt expense                                          -        11,384
      Impairment loss                                           -        22,555
      Gain on disposal of property and equipment          (47,457)            -
      Employee stock bonus award                                -         1,266
      Stock issued to consultants                               -        15,000
      (Increase) decrease in:
        Accounts receivable                                 1,333         5,822
        Inventory                                          33,107        45,426
        Prepaid expenses and other current assets          17,911        12,287
        Deposits                                             (340)       (2,110)
      Increase (decrease) in:
        Accounts payable                                  (13,133)       20,552
        Accrued expenses                                      161         1,571
        Advance payments from dealers and customers        (1,412)       14,691
                                                     ------------   -----------
          Total adjustments                                 4,522       156,454
                                                     ------------   -----------
          Net cash used in operating activities        (1,200,956)     (402,125)
                                                     ------------   -----------
Cash flows from investing activities

  Purchase of equipment                                    (4,387)      (52,188)
  Acquisition of land held for resale                           -      (276,947)
  Proceeds from disposal of property and equipment        324,404             -
           Net cash provided by (used in)            ------------   -----------
             investing activities                         320,017      (329,135)
                                                     ------------   -----------
Cash flows from financing activities

  Proceeds from issuance of common stock                1,188,125       718,338
  Payments for common stock redeemed                       (8,567)            -
  Proceeds from loans payable to related parties                -       272,000
  Repayment of loans payable to related parties          (125,944)     (140,265)
  Proceeds from long-term debt                                  -        69,142
  Repayment of long-term debt                             (35,287)     (107,334)
  Proceeds from reverse merger                                845             -
           Net cash provided by financing            ------------   -----------
             activities                                 1,019,172       811,881

                                                     ------------   -----------
Net increase in cash                                      138,233        80,621

Cash, beginning of year                                   101,961        21,340

                                                     ------------   -----------
Cash, end of year                                    $    240,194   $   101,961
                                                     ============   ===========

                          WORLD ENERGY SOLUTIONS, INC.
                (Formerly Advanced 3D Ultrasound Services, Inc.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

                                                         2005         2004
                                                      ----------   ----------
Supplemental disclosures of noncash investing and financing activities:

    Cost of land held for resale acquired with
      long-term debt                                  $        -   $  210,000
    Common stock issued for technology                         -       22,555
    Employee stock bonus award                                 -        1,266
    Common stock issued for services                           -       15,000
    Long-term debt repaid with proceeds from
      sale of property and equipment                     210,000            -
    The Company acquired the net assets of World Energy Services, Inc. in exchange for all the Company's capital stock. In conjunction with the recapitalization, liabilities were assumed as follows:

        Fair value of assets acquired                 $  111,845   $        -
        Liabilities assumed                              (86,100)           -
         Increase in common stock andpaid-in capital  ----------   ----------
                                                      $   25,745   $        -
                                                      ==========   ==========
Cash flow information:

    Cash paid in interest                             $   18,801   $   15,551
    Cash paid for income taxes                        $        -   $      727

                          WORLD ENERGY SOLUTIONS, INC.
                (Formerly Advanced 3D Ultrasound Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2005 AND 2004

(1)  Significant Accounting Policies:

The following is a summary of the more significant accounting policies and practices of World Energy Solutions, Inc. (the Company) which affect the accompanying financial statements.

     (a) Organization - Advanced 3-D Ultrasound Services, Inc. was incorporated on September 23, 1997. Advanced 3D Ultrasound Services, Inc. merged with World Energy Solutions, Inc. (WESI) effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. remained as the surviving entity as the legal acquiror, while WESI was the accounting acquiror (see note 2).

     On November 7, 2005, Advanced 3D Ultrasound Services, Inc. changed its name to World Energy Solutions, Inc.

     On November 7, 2005, WESI merged with Professional  Technical Systems, Inc.
     (PTS). WESI remained as the surviving entity as the legal acquiror, while PTS was the accounting acquirer (see note 2).

     (b) Operations - The Company manufactures and sells transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and applications to distributors and customers throughout the United States. Sales revenue in the accompanying financial statements is entirely from the sale of transient voltage surge suppressors and are recorded on the accrual method of accounting. The Company is located in St. Petersburg, Florida.

     (c) Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (d) Cash - For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (e) Accounts receivable - The Company carries its accounts receivable at cost less an allowance for doubtful accounts which is based on management's assessment of the collectibility of accounts receivable. Based on management's assessment, an allowance was not required at December 31, 2005 and 2004.

     (f) Inventory - Inventory is stated at the lower of average cost or market and includes costs of materials, labor and manufacturing overhead.

     (g) Income taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     (h) Warranty costs - The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. Warranty costs accrued as of December 31, 2005 and 2004 was $5,227.

                          WORLD ENERGY SOLUTIONS, INC.
                (Formerly Advanced 3D Ultrasound Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2005 AND 2004

(1)  Significant Accounting Policies: (Continued)

     (i) Freight costs - The Company includes freight-in costs in cost of goods sold. Total freight-in included in cost of goods sold for the years ended December 31, 2005 and 2004 was $7,115 and $12,043, respectively.

     (j) Advertising expense - The Company expenses advertising costs as incurred. Advertising expense was $6,744 and $14,041 for the years ended December 31, 2005 and 2004, respectively.

     (k) Research and development costs - Expenditures for research and development activities are charged to expense as incurred. Such expenditures amounted to $230,521 and $309,967 in 2005 and 2004, respectively. Research and development expenditures for equipment that has alternative future uses are capitalized.

     (l) Fair value of financial instruments - The carrying amounts reported in the balance sheets for cash, receivables and payables are a reasonable estimate of fair value.

     (m) Loss per common share - Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

     (n) Long-lived assets - Property and equipment are carried at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the related assets which are five to seven years. Capital leases are included as a component of property and equipment and amortization of assets under capital leases is included in depreciation expense.

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

(2)  Mergers:

     On August 17, 2005, Advanced 3D Ultrasound, Inc. (ADVU) acquired all of the outstanding common stock of WESI. For accounting purposes, the acquisition has been treated as a recapitalization of ADVU with WESI as the acquiror (reverse acquisition). Each WESI shareholder received one share of restricted common stock of ADVU for each share of WESI common stock held by the WESI shareholders. As of August 16, 2005, WESI had 11,463,500 shares of common stock issued and outstanding. As of August 16, 2005, ADVU had 198,063 shares of common stock issued and outstanding. Immediately following the merger, World Energy Solutions, Inc. had 11,661,563 shares of common stock issued and outstanding.

     Advanced 3D Ultrasound, Inc. effected the merger with WESI for the purpose of acquiring the management expertise of WESI management and to acquire the business model developed by WESI management. WESI had no operations prior to the merger.

                          WORLD ENERGY SOLUTIONS, INC.
                (Formerly Advanced 3D Ultrasound Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2005 AND 2004

(2)  Mergers: (Continued)

     On November 7, 2005, WESI acquired all of the outstanding common stock of Professional Technical Systems, Inc. (PTS). For accounting purposes, the acquisition has been treated as a recapitalization of WESI with PTS as the acquiror (reverse acquisition). The financial statements presented herein are the historical financial statements of PTS. Each PTS shareholder received one share of restricted common stock of WESI for each share of PTS common stock held by the PTS shareholders. As of November 7, 2005, PTS had 12,034,425 shares of common stock issued and outstanding. As of November 7, 2005, WESI had 11,692,976 shares of common stock issued and outstanding. Immediately following the merger, WESI had 23,727,401 shares of common stock issued and outstanding.

(3)  Inventory:

Inventory consists of the following at December 31:

                                                       2005         2004
                                                    ----------   ----------
       Raw materials                                $   59,977   $   98,995
       Work-in-process                                   8,328       14,346
       Finished goods                                   24,242       37,206
       Purchased finished goods                         32,328        7,435
                                                    ----------   ----------
                                                       124,875      157,982
       Less allowance for obsolescence                  13,057       13,057
                                                    ----------   ----------
                                                    $  111,818   $  144,925
                                                    ==========   ==========
(4)   Property and Equipment:

Property and equipment consist of the following at December 31:

                                                       2005         2004
                                                    ----------   ----------
      Office equipment                              $   28,701   $   27,439
      Manufacturing equipment                           42,633       42,633
      Furniture and fixtures                             9,522        6,398
      Vehicles                                           6,750       56,453
      Research and development equipment                43,772       43,772
      Leasehold improvements                            18,158       18,158
                                                    ----------   ----------
                                                       149,536      194,853
      Less accumulated depreciation                     79,401      114,753
                                                    ----------   ----------
                                                    $   70,135   $   80,100
                                                    ==========   ==========

Office equipment at December 31, 2005 and 2004, respectively, includes equipment acquired under a capital lease with a capitalized value of $16,073. Related amortization included in accumulated depreciation was $7,100 and $3,885 at December 31, 2005 and 2004, respectively.

                          WORLD ENERGY SOLUTIONS, INC.
                (Formerly Advanced 3D Ultrasound Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2005 AND 2004

(5)  Notes and Loans Payable:

     Loans payable to related parties represents loans or advances owed to the President or CFO of the Company, who are also stockholders of the Company. Loans to the President accrue interest at 8%, are due on demand and are uncollateralized. Accrued interest of $2,103 is included in accrued expenses on the accompanying balance sheet at December 31, 2005. Loans to the CFO are noninterest bearing.

Long-term debt consists of the following at December 31:

                                                           2005         2004
                                                        ----------   ----------
   Stockholder credit cards, monthly payments due based on a percentage of the outstanding balance,including variable interest at the rate

      of 7.00% at December 31, 2005; unsecured          $   19,816   $   15,049
   Stockholder revolving line of credit, monthly
      payments due based on a percentage of the
      outstanding balance, including variable
      interest; unsecured                                        -       39,237
   Revolving bank line of credit, monthly payments
      due based on a percentage of the outstanding
      balance, including variable interest at the
      rate of 10% at December 31, 2005; guaranteed
      by the Company's President.                           48,869       37,432
   Capital lease payable, monthly payments of $325,
      including interest at 8.3%, due September 2008;
      secured by equipment                                       -       12,254
                                                        ----------   ----------
                                                            68,685      103,972
   Less current portion                                     19,228       28,651
                                                        ----------   ----------
                                                        $   49,457   $   75,321
                                                        ==========   ==========

The Stockholder credit cards and revolving line of credit reflected in the above table are payable to the President of the Company.

Maturities on long-term debt over the next five years are as follows:

                      Year Ending December 31,              Amount

                      ------------------------            ----------
                                2006                      $   19,228
                                2007                          13,729
                                2008                           9,830
                                2009                           7,059
                                2010                           5,086
                             Thereafter                       13,753
                                                          ----------
                                                          $   68,685
                                                          ==========

                          WORLD ENERGY SOLUTIONS, INC.
                (Formerly Advanced 3D Ultrasound Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2005 AND 2004

(6)  Lease Commitments:

     The Company maintains two facilities: its main office which houses its corporate and manufacturing facilities and a second unit used for research and development within the same industrial complex and has two separate leases. The main office lease has a term expiring on October 15, 2006 and contains a one-year renewal option. The research and development facility does not contain a renewal option and the payment of its rent is guaranteed by the Company's President. That lease commenced in October 2004 and has a term ending on October 14, 2006.

     As of December 31, 2005, the minimum rental payments due under these operating leases are as follows:

                            December 31,                           Amount
                            ------------                        ------------
                                2006                            $     44,795
                                2007                                       -
                                2008                                       -
                                2009                                       -
                                2010                                       -
                             Thereafter                                    -
                                                                ------------
                                                                $     44,795
                                                                ============

Total rent expense on these leases was $52,372 and $37,159 for the years ended December 31, 2005 and 2004, respectively.

(7)  Related Party Transactions:

     Through September 2004, the Company leased its main facility from the President of the Company and paid rent of $21,400 for the nine months ended September 30, 2004 to that individual. In September 2004, the facility was sold to an unrelated party.

     During 2004, the Company wrote-off $11,384 of accounts receivable for expenses paid on behalf of a company owned by the Company's president that was created for the expansion and furtherance of the Company's research and development activities. In 2004, the Company reflected sales of $5,000, which were paid for, to this same entity.

     Interest expense recorded on debts owed the President of the Company totaled $14,717 and $10,725 for the years ended December 31, 2005 and 2004, respectively. See Note 5 for details of related party debt.

     As part of the employment agreement with the Company's Chief Financial Officer (CFO), on March 5, 2004, the Company issued 5,130,000 (1,710 pre-split) shares of its common stock for energy-saving technology valued at $22,555 developed by the CFO. In accordance with guidance of SFAS 142, Goodwill and Other Intangible Assets, the acquired asset was written off.

(8)  Concentrations of Credit Risk:

     The Company sells its products to customers on an open credit basis. The Company's trade accounts receivable are due from such customers and are generally uncollateralized. No one customer accounted for more than 10% of Company sales in 2005. Sales to one customer accounted for approximately 14% of the Company's total sales for the year ended December 31, 2004.

     At December 31, 2005, the Company's deposits in a financial institution exceeded amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation by $157,752.

(9)  Income Taxes:

The provision for federal and state income taxes for the years ended December 31 is as follows:

                                                         2005         2004
                                                      ----------   ----------
       Current                                        $        -   $        -
       Deferred                                                -            -
                                                      ----------   ----------
                  Total provision for income taxes    $        -   $        -
                                                      ==========   ==========

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                         2005         2004
                                                      -----------   ----------
       Deferred tax assets:
         Net operating loss carryforwards             $ 3,963,000   $  102,798
         Other                                              1,000        4,959
                                                      -----------   ----------
                  Total deferred tax assets           $ 3,964,000   $  107,757
                                                      ===========   ==========
       Deferred tax liabilities:
         Book basis of property and equipment
           in excess of tax basis                     $    15,000   $      221
                                                      -----------   ----------
                  Total deferred tax liabilities      $    15,000   $      221
                                                      ===========   ==========
       Net deferred tax asset before valuation
         allowance                                    $ 3,949,000   $  107,536
       Valuation allowance                             (3,949,000)    (107,536)
                                                      -----------   ----------
       Net deferred tax asset                         $         -   $        -
                                                      ===========   ==========

The Company has recorded a 100% valuation allowance against the net deferred tax asset at December 31, 2005 and 2004 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carryforwards. The valuation allowance increased $3,841,464 and $107,016 in 2005 and 2004, respectively. At December 31, 2005, the Company has available unused federal net operating losses of approximately $10,189,000 that may be used against future taxable income and if not utilized, will expire by the end of 2025.

(10) Stock Transactions:

     The following stock transaction disclosures through November 7, 2005 are those of PTS prior to the reverse acquisition of the Company as disclosed in
Note 2.

     On March 5, 2004, the PTS stockholders approved an amendment to the Articles of Incorporation reducing the par value of common stock from $1 to $.10 per share and increasing the number of authorized shares of common stock from 7,000 to 100,000,000. On that same date, the Company issued 288,000 (96 pre-split) common shares to its employees as a stock bonus award and 5,130,000 (1,710 pre-split) common shares in exchange for technology. On April 30, 2004, the Company's board of directors declared a 3,000-for-1 forward stock split. On June 1, 2005, the Company stockholders approved an amendment to the Articles of Incorporation reducing the par value of the common stock from $.10 to $.001. Stockholders' equity reflects the stock split by reclassifying from "Retained Earnings (Deficit)" to Common Stock an amount equal to par value of the additional shares arising from the split. All references in the financial statements to the number of shares authorized, outstanding, and per share amounts have been restated to reflect these changes for all periods presented.

     During the period January 1, 2005 through August 10, 2005, the Company sold 1,716,250 shares of its common stock at fifty cents per share for a total of $858,125.

     In July 2005, the Company repurchased 6,000,000 shares of its common stock from the Company's President for $6,000 and 2,566,500 shares from the Company's CFO for $2,564.

     On November 7, 2005 the Company agreed to increase its authorized common shares to 100,000,000 shares.

     From November 8, 2005 through December 31, 2005, the Company sold 330,000 shares of its common stock for $1 per share for a total of $330,000.

     On November 8, 2005 the Company reduced the par value of its common stock from $.001 to $.0001 per share.

     On November 7, 2005 the Company approved the issuance of 100 million $.0001 par value preferred stock. No preferred shares have been issued. The rights and privileges of the preferred shares will be established by the Board of Directors.

(11) Subsequent Events:

     On January 31, 2006, the Company entered into employment agreements with its CEO/CFO and President. The agreement calls for annual salaries of $156,000 and 600,000 shares of Company common stock. The employment agreements contain a noncompete agreement and provide for severance pay equal to one year base salary.

     On January 31, 2006, the Company entered into six one-year consulting agreements for various services including marketing, business development, product design engineering and product development, real estate acquisition and business planning. These agreements provide as compensation the issuance of 925,000 shares of common stock. Additionally, the agreements include total cash compensation of $3,050 per week and reimbursement of expenses. Lastly, two of the agreements allow for additional compensation to be determined between the Company and the consultant for specific services.

     On February 24, 2006, the Company entered into a media campaign agreement for nationally syndicated newspaper and/or radio features in exchange for restricted common stock valued at $1,000,000 to be satisfied in two payments. On February 28, 2006, the Company made the first payment with the issuance of 326,797 shares of restricted common stock.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

     The Company's management, recognizes its responsibility for establishing andmaintaining internal control over financial reporting for the Company. Afterevaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods.

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

Item 8B.  Other Information.

None.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Three (3) directors, constituting the entire Board of Directors, serve until the next Annual Meeting of shareholders, or until a successor shall be elected and shall qualify:

Name                   Age        Principal Occupation         Year First Became
                                                                        Director

Benjamin C. Croxton     57,      CEO, CFO, Registrant                     2005

Mike Prentice           75       President, Registrant                    2005

Thomas E. Kurk          53       Managing Director, KTK Capital, Inc.     2006


     Benjamin C. Croxton served as Executive Vice President of Professional Technical Systems, Inc., a company engaged in the business of developing, manufacturing and selling electrical surge protection devices, from April 2003 to March 2004, and has served as its President from March 2004 to the present. From June 2000 to the present, Mr. Croxton has served as President of iTactical Services, Inc., which is engaged in the business of providing technical temp services to the telecom industry. Mr. Croxton is not a director of any other reporting company.

     Mike Prentice has served as President of Professional Technical Systems, Inc. from April 1984 to the present. Mr. Prentice is not a director of any other reporting company.

     Thomas  E. Kurk has been  Managing  Director  of KTK  Capital,  Inc.  since
October 2005, from October 2001 until October 2005 he was engaged as an independent contractor, providing corporate finance and business development consulting services. Mr. Kurk is not a director of any other reporting company.

     Jodi Crumbliss resigned as a director on February 24, 2006. Mr. Kurk was elected to the Board on that date to serve until the next election of directors.

     Directors, including directors also serving the Company in another capacity and receiving separate compensation therefor shall be entitled to receive from the Company as compensation for their services as directors such reasonable compensation as the board may from time to time determine, and shall also be entitled to reimbursements for any reasonable expenses incurred in attending meetings of directors. To date, the Board of Directors has received no compensation, and no attendance fees have been paid.

Audit Committee Financial Expert

     No one on the Board of Directors can be deemed to be an audit committee financial expert. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within our executive management, which is comprised of two persons. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

Code of Ethics

     The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request. Requests should be addressed to Investor Relations Department, c/o World Energy Solutions, Inc., 3900A 31st Street North, St. Petersburg, Florida 33714.

Item 10. Executive Compensation.


                           SUMMARY COMPENSATION TABLE

                                                                                          Long-term compensation
                                                                          ........................................................
                                         Annual compensation                         Awards               Payouts
                                 --------------------------------------   ----------------------------    ---------
                                                                                         Securities

                                                        Other annual    Restricted       underlying      LTIP       All other
Name & principal         Year     Salary      Bonus     compensation   stock awards     options/SARs    payouts   compensation
                                    ($)        ($)          ($)            ($)               (#)          ($)
Benjamin C. Croxton     2005     $18,000        -           -               -                 -            -            -       (1)
Mike Prentice           2005     $18,000        -           -               -                 -            -            -       (1)
===================    ========  ========  ===========  ============  ==============     ============   =======   ============

(1) Does not include salary paid by Professional Technical Systems, Inc.

     On January 31, 2006, the Company entered into employment agreements with its Mr. Croxton and Mr. Prentice. The agreements provide for annual salaries of $156,000 and the transfer of 600,000 shares of Company common stock. The employment agreements contain a noncompete agreement and provide for severance pay equal to one year base salary.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table shows the ownership of the Common Stock of the Company on March 4, 2005, by each person who, to the knowledge of the Company, owned beneficially more than ten percent (10%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Names and Address of Individual             Amount and Nature of   Approximate %
or Identity of Group                        Beneficial Ownership     of Class

Benjamin C. Croxton                           8,147,176                 30.73%
3900A 31st Street North
St. Petersburg, FL 33714

Mike Prentice                                 5,672,176                 21.40%
3900A 31st Street North
St. Petersburg, FL 33714

Thomas E. Kurk                                  100,000                  0.38%
2229 Bancroft Place, NW
Suite 401
Washington, DC 20008

Rachel Steele                                 4,723,008 (1)             17.82%
7732 N. Mobley Drive
Odessa, FL 33556

All Officers and Directors as a group        13,919,352                 52.51%

(1) Includes 1,385,000 shares held by Rajax, Inc. and 2,000,000 shares held as custodian.


Item 12.  Certain Relationships and Related Transactions.

     Through September 2004, the Company leased its main facility from Mr. Prentice of the Company and paid rent of $21,400 for the nine months ended September 30, 2004 to that individual. In September 2004, the facility was sold to an unrelated party.

     On January 31, 2006, the Company entered into employment agreements with its Mr. Croxton and Mr. Prentice. The agreements provide for annual salaries of $156,000 and the transfer of 600,000 shares of Company common stock. The employment agreements contain a noncompete agreement and provide for severance pay equal to one year base salary.

     Interest expense recorded on debts owed the President of the Company totaled $14,717 and $10,725 for the years ended December 31, 2005 and 2004, respectively.

     On January 31, 2006 the Company entered into a consulting agreement with Mr. Kurk pursuant to which he received 100,000 of the Company's common shares.

     As part of the employment agreement with the Company's Chief Financial Officer (CFO), on March 5, 2004, the Company issued 5,130,000 (1,710 pre-split) shares of its common stock for energy-saving technology valued at $22,555 developed by the CFO. In accordance with guidance of SFAS 142, Goodwill and Other Intangible Assets, the acquired asset was written off.

Item 13.  Exhibits.

Exhibit Number                                                        Location
and Description                                                       Reference
--------------------------------------------------------------------------------

(a) Reports of Independent Certified Accountants                  Filed Herewith

(b) Financial Statements                                          Filed Herewith

(c) Exhibits required by Item 601, Regulation S-B:

    (1.0)   Underwriting Agreement                                    None

    (2.0) Plan of purchase, sale, reorganization, arrangement, liquidation, or succession

            (2.1)   Agreement and Plan of Merger Between           See Note 6
                    Registrant and World Energy Solutions, Inc       (below)

            (2.2)   Agreement and Plan of Merger Between           See Note 7
                    Registrant and Professional Technical            (below)
                    Systems, Inc.

    (3.0)    Articles of incorporation and by-laws

             (3.1)  Initial Articles of Incorporation filed        See Note 1
                    November 23, 1998.                               (below)

             (3.2)  Amendment to initial Articles of               See Note 2
                    Incorporation (Name Change, Authorized           (below)
                    Shares, & Issuance of Shares).

             (3.3)  By-Laws filed February 2, 1999.                See Note 3
                                                                     (below)
    (4.0) Instruments defining the rights of security holders, including indentures

             (4.1)  Specimen Share Certificate for Common Stock.

    (9.0)    Voting Trust Agreement                                    None

   (10.0)    Material Contracts

             (10.1) Strategic Alliance Agreement Between            See Note 4
                    the Company and UTEK Corporation                  (below)

             (10.2) Employment Agreement with Benjamin Croxton      See Note 5
                    dated January 31, 2006.                           (below)

             (10.3) Employment Agreement with Mike Prentice         See Note 5
                    dated January 31, 2006.                           (below)

             (10.4) Consulting Agreement with Thomas Kurk           See Note 5
                    dated January 31, 2006.                           (below)

             (10.5) Consulting Agreement with Rachel Steele         See Note 5
                    dated January 31, 2006.                           (below)

             (10.6) Consulting Agreement with Robert J. Depalo      See Note 5
                    dated January 31, 2006.                           (below)

             (10.7) Consulting Agreement with Nancy W. Hunt         See Note 5
                    dated January 31, 2006.                           (below)

             (10.8) Consulting Agreement with George Walker         See Note 5
                    dated January 31, 2006.                           (below)

             (10.9) Consulting Agreement with Dan Witherspoon       See Note 5
                    dated January 31, 2006.                           (below)

   (11.0)    Statement re: Computation of Per Share Earnings           Note 1
                                                                   to Financial
                                                                    Statements

   (14.0)    Code of Ethics                                       Filed Herewith


   (16.0)    Letter on changes in certifying accountant                  None

   (18.0)    Letter on change in accounting principles                   None

   (20.0)    Other documents or statements to security holders           None
             or any document incorporated by reference

   (21.0)    Subsidiaries of Registrant                                  None

   (22.0)    Published Report re:  Matters Submitted to Vote of
             Security Holders                                            None

   (23.0)    Consents of Experts and Counsel                             None

   (24.0)    Power of Attorney                                           None

   (31.0)    Certificate of Chief Executive Officer               Filed Herewith
             and Chief Financial Officer

   (32.0)    Certification pursuant to 18 U.S.C. Section 1350,    Filed Herewith
             as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (99.0)    Additional exhibits                                         None

(d) Reports of Form 8-K                                                  None




                                   Exhibit Key

--------------------------------------------------------------------------------

Note 1 Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on November 23, 1998.

Note 2 Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on November 18, 2005.

Note 3 Incorporated by reference to the Company's Form 10-SBA No. 1 filed with the Securities and Exchange Commission on February 2, 1999.

Note 4 Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on September 13, 2005.

Note 5 Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on January 31, 2006.

Note 6 Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on August 19, 2005.

Note 7 Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on November 14, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Ferlita, Walsh & Gonzalez, P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $27,172. Audit fees for the same period billed to Professional Technical Systems, Inc. was an additional $57,020.

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

Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Ferlita, Walsh & Gonzalez, P.A. for tax compliance, tax advice, and tax planning was $3,354.

All Other Fees,

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Ferlita, Walsh & Gonzalez, P.A., other than the services reported above were $-0- in paragraphs (e)(1) through (e)(3) of this section. The nature of the services comprising the fees disclosed under this category was: N/A.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WORLD ENERGY SOLUTIONS, INC.


                                            By:  /s/ BENJAMIN C. CROXTON
                                               ---------------------------------
                                                  BENJAMIN C. CROXTON,
                                                  Chief Executive Officer
                                                  Chief Operating Officer

Date: March 29, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            By:  /s/ BENJAMIN C. CROXTON
                                               ---------------------------------
                                                  BENJAMIN C. CROXTON
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Director

Date: March 29, 2006

                                            By:  /s/ MIKE PRENTICE
                                               ---------------------------------
                                                  MIKE PRENTICE
                                                  President
                                                  Director

Date: March 29, 2006

                                             By:  /s/ THOMAS E. KURK
                                               ---------------------------------
                                                   THOMAS E. KURK
                                                   Director

Date: March 29, 2006