Form 10QSB
period 2006-03-31
WORLD ENERGY SOLUTIONS, INC.
filed 2006-05-15
CIK 1058307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended March 31, 2006.

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ____________.

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


Check whether the issuer:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x)Yes (_)No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (_)Yes (x)No

The number of shares of the issuer's common stock, par value $.0001 per share, outstanding as of May 9, 2006, was 33,241,465.

Transitional Small Business Disclosure Format (Check one): (_)Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

                                 BALANCE SHEET

                                 MARCH 31, 2006

                                     ASSETS

Current assets

  Cash                                                          $      283,374
  Accounts receivable                                                   48,340
  Inventory                                                            111,198
  Prepaid expenses and other current assets                            356,029
                                                                --------------
           Total current assets                                        798,941
                                                                --------------
Property and equipment, net                                             72,626

Other assets

  Deposits                                                               3,850
  Deferred offering costs                                               11,000
                                                                --------------
           Total other assets                                           14,850
                                                                --------------
Total Assets                                                    $      886,417
                                                                ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Current portion of long-term debt                             $       21,180
  Accounts payable                                                      86,502
  Accrued expenses                                                      13,155
  Advance payments from dealers and customers                           15,679
  Loans payable to related parties                                     136,978
                                                                --------------
           Total current liabilities                                   273,494
                                                                --------------
Long-term debt, less current portion                                    43,736
                                                                --------------

Stockholders' equity

  Preferred stock; $.0001 par value; 100,000,000 shares
   authorized and unissued                                                   -
  Common stock; $.0001 par value; 100,000,000 shares
   authorized; 27,109,198 shares issued and outstanding                  2,711
Paid-in capital                                                      6,014,668
Accumulated deficit                                                 (5,448,192)
                                                                --------------
           Total stockholders' equity                                  569,187
                                                                --------------
Total Liabilities and Stockholders' Equity                      $      886,417
                                                                ==============

   The Accompanying Notes are an Integral Part of These Financial Statements

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

                            STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                           March 31,
                                              --------------------------------
                                                   2006              2005
                                              --------------    --------------
Net sales                                     $      103,763    $      104,988
Cost of goods sold                                    60,020            58,950
                                              --------------    --------------
        Gross profit                                  43,743            46,038

General and administrative expenses                3,734,388           161,723
                                              --------------    --------------
        Earnings (loss) from operations           (3,690,645)         (115,685)
                                              --------------    --------------
Other income (expense)
  Gain on disposal of property and equipment               -            47,457
  Interest expense                                    (4,560)          (11,793)
  Research and development                           (54,622)          (45,900)
                                              --------------    --------------
        Total other income (expense)                 (59,182)          (10,236)
                                              --------------    --------------
        Earnings (loss) before provision for
         income taxes                             (3,749,827)         (125,921)

Provision for income taxes                                 -                 -
                                              --------------    --------------
Net loss                                      $   (3,749,827)   $     (125,921)
                                              ==============    ==============
Loss per common share                         $        (0.15)   $        (0.01)
                                              ==============    ==============
Weighted average common shares outstanding        25,624,707        19,114,371

                                              ==============    ==============

   The Accompanying Notes are an Integral Part of These Financial Statements

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

                            STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
                                                          March 31,
                                              --------------------------------
                                                   2006              2005
                                              --------------    --------------
Cash flows from operating activities
  Net loss                                    $   (3,749,827)   $     (125,921)
                                              --------------    --------------
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
      Depreciation                                     3,845             3,562
      Gain on disposal of property and
       equipment                                           -           (47,457)
      Stock issued for services                    3,737,501                 -
      (Increase) decrease in:
        Accounts receivable                            1,445            15,117
        Inventory                                        620             6,365
        Prepaid expenses and other current
         assets                                     (263,643)             (119)
      Increase (decrease) in:
        Accounts payable                              57,674           (28,187)
        Accrued expenses                                (506)             (807)
        Advance payments from dealers and
         customers                                    (3,378)          (20,469)
                                              --------------    --------------
             Total adjustments                     3,533,558           (71,995)
                                              --------------    --------------
           Net cash used in operating
            activities                              (216,269)         (197,916)
                                              --------------    --------------
Cash flows from investing activities

  Purchase of equipment                               (6,336)                -
  Proceeds from sale of property and
   equipment                                               -           324,404
                                              --------------    --------------
           Net cash provided by (used in)
            investing activities                      (6,336)          324,404
                                              --------------    --------------
Cash flows from financing activities

  Proceeds from issuance of common stock             300,000            20,997
  Proceeds from loans payable to related
   parties                                                 -            32,708
  Repayment of loans payable to related
   parties                                           (30,446)                -
  Proceeds from long-term debt                             -            21,700
  Repayment of long-term debt                         (3,769)                -
                                              --------------    --------------
           Net cash provided by financing
            activities                               265,785            75,405
                                              --------------    --------------
Net increase in cash                                  43,180           201,893

Cash, beginning of period                            240,194           101,961
                                              --------------    --------------
Cash, end of period                           $      283,374    $      303,854
                                              ==============    ==============

   The Accompanying Notes are an Integral Part of These Financial Statements

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

                            STATEMENTS OF CASH FLOWS
                                   (Continued)




                                                     Three Months Ended
                                                          March 31,
                                              --------------------------------
                                                   2006              2005
                                              --------------    --------------
Supplemental disclosures of noncash investing and financing activities:

  Common stock issued for services            $    3,737,501    $            -
  Long-term debt repaid with proceeds from
   sale of property and equipment             $            -    $      210,000

Cash flow information:

  Cash paid for interest                      $        1,674    $       11,793
  Cash paid for income taxes                  $            -    $            -

   The Accompanying Notes are an Integral Part of These Financial Statements

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 AND 2005

The information presented herein as of March 31, 2006, and for the three-months ended March 31, 2006, is unaudited.

(1) Organization:

Advanced 3D Ultrasound Services, Inc. was incorporated on September 23, 1997. Advanced 3D Ultrasound Services, Inc. merged with World Energy Solutions, Inc.
(WESI) effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. remained as the surviving entity as the legal acquiror, while WESI was the accounting acquiror.

On November 7, 2005, Advanced 3D Ultrasound Services, Inc. changed its name to World Energy Solutions, Inc. Additionally, the Company agreed to increase its authorized common shares to 100,000,000 shares.

On November  7, 2005,  WESI merged with  Professional  Technical  Systems,  Inc.
(PTS). WESI remained as the surviving entity as the legal acquiror, while PTS was the accounting acquirer.

(2) Basis of Presentation:

The accompanying financial statements of WESI (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to From 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2005.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

(3) Stock Transactions:

On January 31, 2006, the Company entered into employment agreements with its CEO/CFO and President. The agreements call for annual salaries of $156,000 and 600,000 shares of Company common stock. The common stock was valued at $1.50 per share based on the recent trading price for the Company's common stock. The total value of the shares issued ($1,800,000) was included in salaries expense during the first quarter of 2006. The employment agreements contain a noncompete agreement and provide for severance pay equal to one year base salary.

On January 31, 2006, the Company entered into six consulting agreements for various services including marketing, business development, product design engineering and product development, real estate acquisition and business planning. These agreements provide as compensation the issuance of 925,000 shares of common stock. The stock was valued at $1.50 per share based on the recent trading price for the Company's common stock. Three of the agreements are for terms ranging from 12 months to 26 months. The value of those agreements ($337,500) has been capitalized as prepaid expenses and is being recognized as consulting expense over the life of the agreement. The value of the common stock issued related to the remaining agreements ($1,050,000) has been expensed during the first quarter of 2006. Additionally, the agreements include total cash compensation of $3,050 per week and reimbursement of expenses. Lastly, two of the agreements allow for additional compensation to be determined between the Company and the consultant for specific services.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 AND 2005

(3) Stock Transactions: (Continued)

On February 4, 2006, the Company entered into a media campaign agreement for nationally syndicated newspaper and/or radio features in exchange for restricted common stock valued at $1,000,000 to be satisfied in two payments. On February 28, 2006, the Company made the first payment with the issuance of 326,797 shares of restricted common stock. The value of these shares ($550,000) has been expensed during the first quarter of 2006.

(4) Subsequent Events:

On April 3, 2006, the Company entered into a financial and strategic consulting agreement with a consultant for investor introductions leading to qualified equity financing up to $10 million and project financing up to $100 million. Additionally the consultant will provide financial consulting services including the development of financial projections, presentation materials and customized proposals. For these services the consultant received 6,309,000 unregistered shares of common stock on April 3, 2006. The value of the shares issued will be capitalized as deferred offering costs in anticipation of equity financing to be received.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

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

WESI manufactures and sells transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and applications to distributors and customers throughout the United States. Although this activity is expected to continue, the Company plans to implement a new business model to market a multi-product package to commercial, industrial and residential facilities in order to lower their overall cost of electric, gas and water. The Company plans to market its package both by direct sales as well as a Shared Revenue Program (SRP) where the Company pays for the entire installation in return for a percentage of the realized savings. This new business model is expected to increase revenues and profits for the Company.

Liquidity and Capital Resources

Our cash remained stable at approximately $283,000 as of March 31, 2006 compared to $240,000 as of December 31, 2005. This is due mostly to proceeds from the sale of common stock since we are using cash for operating activities.

The cash used in operations in 2006 exceeded the cash used in operations in 2005 by approximately $18,000. Although gross profit from sales remained virtually unchanged, general and administrative expenses increased approximately $3,572,000. This increase is attributable to increased salaries and consulting fees. However, approximately $3,400,000 of salaries and consulting fees were funded through the issuance of common stock during the first quarter of 2006. These agreements are for future services but were funded almost entirely in the first quarter of 2006.

We do not believe our working capital is sufficient to implement the full spectrum of our planned, new energy-saving business model. Operations in 2006 and most of 2005 have been funded in large part through the sale of common stock and such funding will need to continue in order to allow us to implement our new business model. The Company has been successful in acquiring certain services through consulting agreements that are funded in large part through the issuance of common stock as noted above. However, the Company currently is offering its stock through a private placement memorandum. The Company plans to raise up to $10,000,000 through this sale of common stock. The proceeds from the sale will be used to fund research and development, consulting and professional fees, new job installs, other expenses and for working capital.

On January 31, 2006, the Company entered into employment agreements with its CEO/CFO and President. The agreements call for annual salaries of $156,000 and 600,000 shares of Company common stock. The employment agreements contain noncompete agreements and provide for severance pay equal to one year base salary.

On January 31, 2006, the Company entered into six consulting agreements for various services including marketing, business development, product design engineering and product development, real estate acquisition and business planning. These agreements provide as compensation the issuance of 925,000 shares of common stock. Additionally, the agreements include total cash compensation of $3,050 per week and reimbursement of expenses. Lastly, two of the agreements allow for additional compensation to be determined between the Company and the consultant for specific services.

On February 24, 2006, the Company entered into a media campaign agreement for nationally syndicated newspaper and/or radio features in exchange for restricted common stock valued at $1,000,000 to be satisfied in two payments. On February 28, 2006, the Company made the first payment with the issuance of 326,797 shares of restricted common stock. This media campaign will be utilized to gain national attention for the Company and its business model of energy saving contracts.

On April 3, 2006, the Company entered into a financial and strategic consulting agreement with a consultant for investor introductions leading to qualified equity financing up to $10 million and project financing up to $100 million. Additionally the consultant will provide financial consulting services including the development of financial projections, presentation materials and customized proposals. For these services the consultant received 6,309,000 unregistered shares of common stock on April 3, 2006.

Currently the Company has debt financing either from its officers, or guaranteed by its officers. Debt financing is not expected to be a funding resource.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company's accounting policies are more fully described in Note 1 of Notes to Financial Statements found in the Company's annual financial statements filed with Form 10-KSB. We have identified the following accounting policy and related judgment as critical to understanding the results of our operations.

Valuation Allowance on Deferred Tax Assets

SFAS No. 109, "Accounting for Income Taxes" requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors. At December 31, 2005, our net deferred tax assets are $3,949,000, comprised principally of net operating loss carry forwards (NOLs). Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorata basis.

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

2006 Compared to 2005

Total product  sales for 2006 were $104,000  compared to 2005 sales of $105,000.

Gross profit on sales decreased from 44% in 2005 to 42% in 2006.

Our general and administrative expenses increased to $3,734,000 in 2006 from $162,000 in 2005. The Company incurred consulting fees of $1,125,000 in 2006 and none in 2005 related to its proposed business model. Lastly, salaries increased approximately $1,932,000 due to increased salaries, additional personnel and the employment agreements with the Company's president and its CEO/CFO as noted above.

We expect significant increases in future consulting, salary and research and development expenses as a result of the implementation of our new business model.

Forward-looking Statement

All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to publicly update any forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements.

Item 3.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

The Company's management, recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods.

(b)  Effectiveness of Internal Control

The Company's management is reviewing the Company's internal controls over financial reporting to determine the most suitable recognized control framework. The Company will give great weight and deference to the product of the discussions of the SEC's Advisory Committee on Smaller Public Companies (the "Advisory Committee") and the Committee of Sponsoring Organizations' task force entitled Implementing the COSO Control Framework in Smaller Businesses (the "Task Force"). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. The Company's management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company. At such time the Company adopts and implements a framework and as required by the SEC's reporting requirements, the Company's registered accounting firm will issue an "attestation report" on the Company management's assessment of internal controls.

(c)  Changes in Internal Controls

After evaluation by the Company's management, the Company's management has determined there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.

Part II. Other Information

Item 1.  Legal Proceedings.

NONE


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Date         Name                     Total Dollar    Price per   Total Number
                                         Amount         Share      of Shares
---------    -----------------------  ------------    ---------   ------------
2/28/2006    Global Media Fund, Inc.  $ 549,999.68    $    1.68      326,797
3/24/2006    Flood, Phillip           $  50,000.00    $    0.50      100,000
3/24/2006    Kratz, Robert C          $ 100,000.00    $    0.50      200,000
3/29/2006    Peel, Joseph E           $  50,000.00    $    0.50      100,000
3/30/2006    Prange, Ed and  Alice    $  50,000.00    $    0.50      100,000
3/30/2006    Kirk, Roger M            $  50,000.00    $    0.50      100,000

All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities is to provide operating capital and development costs.

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number                                                        Location
and Description                                                       Reference
--------------------------------------------------------------------------------

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

             (10.6) Consulting Agreement with Robert J. Depalo      See Note 5
                    dated January 31, 2006.                           (below)

             (10.7) Consulting Agreement with Nancy W. Hunt         See Note 5
                    dated January 31, 2006.                           (below)

             (10.8) Consulting Agreement with George Walker         See Note 5
                    dated January 31, 2006.                           (below)

             (10.9) Consulting Agreement with Dan Witherspoon       See Note 5
                    dated January 31, 2006.                           (below)

            (10.10) Agreement and Plan of Merger between
                    Registrant and World Energy Solutions, Inc.,
                    a Florida corporation, with Registrant
                    remaining as the surviving entity, dated        See Note 8
                    August 16, 2005.                                  (below)

            (10.11) Strategic Alliance Agreement with UTEK
                    Corporation, a Delaware corporation dated       See Note 9
                    September 9, 2005.                                (below)

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

Note 4 Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on September 13, 2005.

Note 5 Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on January 31, 2006.

Note 6 Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on August 19, 2005.

Note 7 Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on November 14, 2005.

Note 8 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005.

Note 9 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 9, 2005.

(b)  REPORTS ON FORM 8-K:

Form 8-K Filed on April 5, 2006.
Item 1.01 on Form 8-K:  Entry into a Material Definitive Agreement.

     On April 3, 2006 World Energy Solutions, Inc. ("WESI" or the "Company") entered into a Financial and Strategic Consulting Agreement (the "Agreement") with Gray Capital Partners, Inc. ("Gray Capital") of Atlanta, Georgia. Pursuant to the Agreement, Gray Capital will introduce the Company to prospective capital sources and actively assist the Company with negotiations regarding terms and structuring of equity capital financing, senior or sub-debt, convertible debt instruments and/or commercial credit lines. The purpose of securing the equity investments and debt financing is for use by WESI in the execution of its business plan and acquisitions on a best efforts basis. The term of the Agreement is for a period of one year.

     The Agreement provides Gray Capital will assist the Company with acquiring equity capital financing in amounts of up to ten million dollars
($10,000,000.00). The Agreement also provides Gray Capital will assist the Company in acquiring project financing through, among other things, secured senior debt in an amount of up to one hundred million dollars ($100,000,000.00). The security to be provided by the Company for said debt financing is undetermined as of the date of the Agreement and will be ascertained as debt financing arrangements are negotiated.

     Finally, Gray Capital will assist the Company in identifying merger and acquisition targets, as well as venture capital funds, hedge funds, underwriters and market makers and further provide consulting services toward the strategic development and deployment of the Company's unique energy conservation services business model.

     In exchange for the services to be rendered under the Agreement, the Company has issued to Gray Capital, six million, three hundred nine thousand (6,309,000) shares of the Company's restricted common stock.

Item 3.02 on Form 8-K:  Unregistered Sales of Equity Securities.

     Pursuant to the Agreement identified in Item 1.01 above, the Company issued 6,309,000 shares of its restricted common stock to Gray Capital Partners, Inc. on April 4, 2006.

     As consideration for its receipt of the Company's restricted common stock, Gray Capital has agreed to assist the Company with acquiring equity capital financing in amounts of up to ten million dollars ($10,000,000.00). The Agreement also provides that Gray Capital will assist the Company in acquiring project financing through, among other things, secured senior debt in an amount of up to one hundred million dollars ($100,000,000.00). Finally, Gray Capital will assist the Company in identifying merger and acquisition targets, as well as venture capital funds, hedge funds, underwriters and market makers and further provide consulting services toward the strategic development and deployment of the Company's unique energy conservation services business model.


Form 8-K Filed on May 2, 2006.
Item 1.01 on Form 8-K:  Entry Into a Material Definitive Agreement.

     On April 27, 2006 World Energy Solutions, Inc. ("WESI") entered into a Subcontract Agreement (the "Agreement") with Fort Berthold Development Corporation, Inc. ("FBDC") to participate as a subcontractor on construction projects where FBDC will be the General Contractor for the United States Department of the Interior ("DOI"). The term of the Agreement is two years. FBDC is identified as the General Contractor under an existing contract with the DOI.

     Under the Agreement, WESI will provide all management, supervision, estimating, labor, material, tools, and equipment necessary for the performance of minor construction, rehabilitation, alterations and new construction for various DOI locations and installations within the Washington D.C. metropolitan area and nationwide as requested by FBDC in various task orders submitted to WESI. The Company's entry into the Agreement follows its earlier execution of a Teaming Agreement with FBDC to pursue procurement of contracts with the United States Government in response to its dissemination of requests for proposals to obtain goods and services. The Agreement furthers the business plan of FBDC and WESI to jointly cooperate in the submission of proposals to and procurement of contracts with the United States Government regarding comprehensive energy savings and construction solutions for government facilities.


Form 8-K/A Filed on May 2, 2006.
Item 1.01 on Form 8-K/A:  Entry Into a Material Definitive Agreement.

     On April 27, 2006 World Energy Solutions, Inc. ("WESI" or the "Company") entered into a Subcontract Agreement (the "Agreement") with Fort Berthold Development Corporation, Inc. ("FBDC") to participate as a subcontractor on construction projects where FBDC will be the General Contractor for the United States Department of the Interior ("DOI"). The term of the Agreement is for one year. FBDC is identified as the General Contractor under an existing contract with the DOI.

     Under the Agreement, WESI will provide all management, supervision, estimating, labor, material, tools, and equipment necessary for the performance of minor construction, rehabilitation, alterations and new construction for various DOI locations and installations within the Washington D.C. metropolitan area and nationwide as requested by FBDC in various task orders submitted to WESI. The Company's entry into the Agreement follows its earlier execution of a Teaming Agreement with FBDC to pursue procurement of contracts with the United States Government in response to its dissemination of requests for proposals to obtain goods and services. The Agreement furthers the business plan of FBDC and WESI to jointly cooperate in the submission of proposals to and procurement of contracts with the United States Government regarding comprehensive energy savings and construction solutions for government facilities.


Form 8-K Filed on May 10, 2006.
Item 8.01 on Form 8-K:  Other Events.

     On May 8, 2006, World Energy Solutions, Inc. ("WESI" or the "Company") entered into a Memorandum of Understanding (the "Memorandum") with Chickasaw Nation Industries, Inc. ("CNI") to facilitate the Company's participation as a sub-consultant/subcontractor regarding construction projects pursued by the parties with CNI as the Lead Party/Prime Contractor. The purpose of the Memorandum is to provide a basic funding outline to facilitate the Company's participation in projects with CNI. Pursuant to the Memorandum, CNI may initially commit up to $1,000,000.00 to various construction projects mutually agreed upon and ultimately approved by CNI, such as hospitals, schools, federal facilities and/or hotels. Each agreed upon project will be subject to a proposed performance contract containing terms and conditions that are mutually agreeable to WESI and CNI.

     The Memorandum follows the Teaming Agreement between WESI and CNI dated December 20, 2005. Under the one-year Teaming Agreement CNI and WESI plan to jointly cooperate to bid on and make proposals for contracts to offer governmental entities/agencies and private customers comprehensive energy savings and construction solutions for government, commercial, industrial and residential facilities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WORLD ENERGY SOLUTIONS, INC.



Dated: May 15, 2006                 /s/ Benjamin C. Croxton
                                      --------------------------
                                      Benjamin C. Croxton
                                      Chief Executive Officer
                                      Chief Financial Officer