Form 10QSB
period 2006-06-30
WORLD ENERGY SOLUTIONS, INC.
filed 2006-08-14
CIK 1058307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended June 30, 2006.

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

The number of shares of the issuer's common stock, par value $.0001 per share, outstanding as of August 8, 2006, was 34,343,876.

Transitional Small Business Disclosure Format (Check one): (_)Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

                            WORLD ENERGY SOLUTIONS, INC.

                        (FORMERLY ADVANCED 3D ULTRASOUND
                                SERVICES, INC.)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2006

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                                  BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                                     ASSETS

Current assets

  Cash                                                           $     122,766
  Accounts receivable                                                   84,440
  Inventory                                                             94,626
  Prepaid expenses and other current assets                          2,628,585
                                                                 -------------
    Total current assets                                             2,930,417
                                                                 -------------
Property and equipment, net                                             68,526
                                                                 -------------
Other assets
  Deposits                                                               3,850
                                                                 -------------
Total Assets                                                     $   3,002,793
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                               $      20,751
  Accrued expenses                                                       8,173
  Advance payments from dealers and customers                           15,679
  Loans payable to related parties                                       6,327
                                                                 -------------
    Total current liabilities                                           50,930
                                                                 -------------
 Stockholders' equity
  Preferred stock; $.0001 par value; 100,000,000 shares
    authorized and unissued                                                  -
  Common stock; $.0001 par value; 100,000,000 shares
    authorized; 34,309,104 shares issued and outstanding                 3,430
  Paid-in capital                                                    9,713,248
  Accumulated deficit                                               (6,764,815)
                                                                 -------------
    Total stockholders' equity                                       2,951,863
                                                                 -------------
Total Liabilities and Stockholders' Equity                       $   3,002,793
                                                                 =============

                  The accompanying notes are an integral part
                          of this financial statement.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2006          2005          2006          2005
                                                    ------------  ------------  ------------  ------------
Net sales                                           $    163,568  $    118,692  $    267,331  $    223,680
Cost of goods sold                                        75,442        75,830       135,462       134,780
                                                    ------------  ------------  ------------  ------------
  Gross profit                                            88,126        42,862       131,869        88,900

General and administrative expenses                    1,351,442       340,923     5,085,830       502,646
                                                    ------------  ------------  ------------  ------------
  Earnings (loss) from operations                     (1,263,316)     (298,061)   (4,953,961)     (413,746)
                                                    ------------  ------------  ------------  ------------
Other income (expense)

  Gain on disposal of property and equipment                   -             -             -        47,457
  Interest expense                                        (1,718)       (3,771)       (6,278)      (15,564)
  Research and development                               (51,589)      (46,475)     (106,211)      (92,375)
    Total other income (expense)                    ------------  ------------  ------------  ------------
                                                         (53,307)      (50,246)     (112,489)      (60,482)
    Earnings (loss) before provision                ------------  ------------  ------------  ------------
      for income taxes                                (1,316,623)     (348,307)   (5,066,450)     (474,228)
Provision for income taxes                                     -             -             -             -
                                                    ------------  ------------  ------------  ------------
Net loss                                            $ (1,316,623) $   (348,307) $ (5,066,450) $   (474,228)
                                                    ============  ============  ============  ============

Loss per common share                               $      (0.04) $      (0.02) $      (0.17) $      (0.02)
                                                    ============  ============  ============  ============
Weighted average common
  shares outstanding                                  34,021,186    19,400,722    29,712,339    19,257,547
                                                    ============  ============  ============  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Six Months Ended
                                                              June 30,
                                                    --------------------------
                                                        2006          2005
                                                    ------------  ------------
Cash flows from operating activities

  Net loss                                          $ (5,066,450) $   (474,228)
                                                    ------------  ------------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                         7,945         7,124
      Gain on disposal of property and equipment               -       (47,457)
      Stock issued for services                        7,042,000             -
      (Increase) decrease in:
        Accounts receivable                              (34,655)        6,280
        Inventory                                         17,192        21,529
        Prepaid expenses and other current assets     (2,525,199)         (119)
      Increase (decrease) in:
        Accounts payable                                  (8,077)      (35,426)
        Accrued expenses                                  (5,488)         (738)
        Advance payments from dealers and customers       (3,378)       (4,790)
                                                    ------------  ------------
          Total adjustments                            4,490,340       (53,597)
                                                    ------------  ------------
        Net cash used in operating activities           (576,110)     (527,825)
                                                    ------------  ------------
Cash flows from investing activities
  Purchase of equipment                                   (6,336)            -
  Proceeds from sale of property and equipment                 -       324,404
                                                    ------------  ------------
        Net cash provided by (used in) investing
          activities                                      (6,336)      324,404
                                                    ------------  ------------
Cash flows from financing activities
  Proceeds from issuance of common stock                 694,800       578,822
  Proceeds from loans payable to related parties               -        30,000
  Repayment of loans payable to related parties         (161,097)      (70,341)
  Proceeds from long-term debt                                 -        15,000
  Repayment of long-term debt                            (68,685)      (34,981)

        Net cash provided by financing              ------------  ------------
          activities                                     465,018       518,500
                                                    ------------  ------------
Net increase (decrease) in cash                         (117,428)      315,079

Cash, beginning of period                                240,194       101,961
                                                    ------------  ------------
Cash, end of period                                 $    122,766  $    417,040
                                                    ============  ============

                   The accompanying notes are an integral part
                         of these financial statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                         Six Months Ended
                                                             June 30,
                                                    ------------  ------------
                                                        2006          2005
                                                    ------------  ------------
Supplemental disclosures of noncash investing and
  financing activities:
    Common stock issued for services                $  7,042,000  $          -
    Long-term debt repaid with proceeds from sale
      of property and equipment                     $          -  $    210,000

Cash flow information:
    Cash paid for interest                          $      8,381  $     11,793
    Cash paid for income taxes                                 -  $          -


                   The accompanying notes are an integral part
                         of these financial statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

The information presented herein as of June 30, 2006, and for the three-months and six months ended June 30, 2006, is unaudited.

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

Operating results for the three and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2005.

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

On January 31, 2006, the Company entered into six consulting agreements for various services including marketing, business development, product design engineering and product development, real estate acquisition and business planning. These agreements provide as compensation the issuance of 925,000 shares of common stock. The stock was valued at $1.50 per share based on the recent trading price for the

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

(3)   Stock Transactions:  (Continued)

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

On February 24, 2006, the Company entered into a media campaign agreement for nationally syndicated newspaper and/or radio features in exchange for restricted common stock valued at $1,000,000 to be satisfied in two payments. On February 28, 2006, the Company made the first payment with the issuance of 326,797 shares of restricted common stock. The value of these shares ($550,000) has been expensed during the first quarter of 2006. During the second quarter of 2006 the Company made three monthly payments with the issuance of 101,306 shares of restricted common stock. The value of these shares ($150,000) has been expensed during the second quarter of 2006.

On April 3, 2006, the Company entered into a one-year financial and strategic consulting agreement with a consultant for investor introductions leading to qualified equity financing up to $10 million and project financing up to $100 million. Additionally the consultant will provide financial consulting services including the development of financial projections, presentation materials and customized proposals. For these services the consultant received 6,309,000 unregistered shares of restricted common stock on April 3, 2006. The value of the shares ($3,154,500) issued has been capitalized as prepaid expenses and is being recognized as consulting expense over the life of the agreement. Once it is determined that equity or debt financing will be secured as a result of this agreement, the remaining unamortized prepaid expense balance will be examined to determine what portion, if any, should be treated as a reduction of equity proceeds or as an additional cost of financing subject to amortization.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

World Energy Solutions, Inc. (referred to as the "Company", "WESI," or in the first person notations of "we," "us," and "our") began operations in 1984 under the corporate name of Professional Technical Systems, Inc. (PTS). PTS merged with WESI in November 2005 with WESI being the legal acquiror but PTS being the accounting acquiror. Therefore the financial statements presented herein are those of WESI (formerly known as PTS).

In August 2005, WESI merged with Advanced 3D Ultrasound, Inc. (ADVU) with ADVU being the legal acquiror but WESI being the accounting acquiror. ADVU changed its name to WESI.

ADVU and WESI prior to merging with PTS had no revenues and minimal assets and activity. PTS has been an operating manufacturer before and after the merger.

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

Liquidity and Capital Resources

Our cash decreased to approximately $123,000 as of June 30, 2006 compared to $240,000 as of December 31, 2005. This is due mostly to the repayment of loans to related parties and other loan term debt. Proceeds from the issuance of common stock have funded the cash used for operating activities.

The cash used in operations in 2006 exceeded the cash used in operations in 2005 by approximately $49,000. Although gross profit from sales increased, general and administrative expenses increased approximately $4,583,000. This increase is attributable to increased salaries and consulting fees. However, approximately $4,439,000 of salaries, consulting fees and advertising costs were funded through the issuance of common stock during the first quarter and second quarters of 2006.

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

On February 24, 2006, the Company entered into a media campaign agreement for nationally syndicated newspaper and/or radio features in exchange for restricted common stock valued at $1,000,000 to be satisfied in two payments. On February 28, 2006, the Company made the first payment with the issuance of 326,797 shares of restricted common stock. During the second quarter the Company made three monthly payments with the issuance of 101,306 shares of restricted common stock. This media campaign will be utilized to gain national attention for the Company and its business model of energy saving contracts.

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

Previously the Company had debt financing either from its officers, or guaranteed by its officers. This debt was repaid in full during the second quarter of 2006. Debt financing is not expected to be a funding resource.

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

2006 Compared to 2005

Total product sales for 2006 were $267,000 compared to 2005 sales of $224,000.

Gross profit on sales increased from 40% in 2005 to 49% in 2006.

Our general and administrative expenses increased to $5,085,830 in 2006 from $503,000 in 2005. The Company incurred consulting fees and advertising costs of $2,639,000 in 2006 and none in 2005 related to its proposed business model. Lastly, salaries increased approximately $1,930,000 due to increased salaries, additional personnel and the employment agreements with the Company's president and its CEO/CFO as noted above.

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

Item 3.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

The Company's management, recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods.

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

Part II. Other Information

Item 1.  Legal Proceedings.

NONE


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Date         Name                     Total Dollar    Price per   Total Number
                                         Amount         Share      of Shares
---------    -----------------------  ------------    ---------   ------------
4/7/06       Smoker, Michael          $   5,000.00    $    0.50       10,000
4/7/06       Smoker, Beverly          $  15,000.00    $    0.50       30,000
4/7/06       Willison, Linda          $  10,000.00    $    0.50       20,000
4/14/06      Flood Living Trust       $  50,000.00    $    0.50      100,000
4/21/06      Levarge, Fredric         $  10,000.00    $    0.50       20,000
4/24/06      Drobny, Mario            $  10,000.00    $    0.50       20,000
4/27/06      Hartley, Jim             $  45,000.00    $    0.50       90,000
5/2/06       Downie, Charles          $  10,000.00    $    0.50       20,000
5/10/06      Flood Living Trust       $ 100,000.00    $    0.50      200,000
5/19/06      Clark, Pamela            $  19,700.00    $    0.50       39,400
             Chumbley, Joseph         $  50,100.00    $    0.50      100,200
             Conley, Thomas           $  15,000.00    $    0.50       30,000
5/23/06      Chumbley, Ann Ree        $   5,000.00    $    0.50       10,000
6/8/06       Flood Living Trust       $  50,000.00    $    0.50      100,000

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

   (99.0)    Additional exhibits                                         None


                                   Exhibit Key

--------------------------------------------------------------------------------

Note 1 Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on November 23, 1998.

Note 2 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

Note 3 Incorporated by reference to the Company's Form 10-SBA No. 1 filed with the Securities and Exchange Commission on February 2, 1999.

Note 4 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 13, 2005.

Note 5 Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on January 31, 2006.

Note 6 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 19, 2005.

Note 7 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

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

                                      WORLD ENERGY SOLUTIONS, INC.



Dated: August 10, 2006                /s/ Benjamin C. Croxton
                                      --------------------------
                                      Benjamin C. Croxton
                                      Chief Executive Officer
                                      Chief Financial Officer