Form 10QSB
period 2006-09-30
WORLD ENERGY SOLUTIONS, INC.
filed 2006-11-14
CIK 1058307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2006.

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

The number of shares of the issuer's common stock, par value $.0001 per share, outstanding as of November 10, 2006, was 28,322,376.

Transitional Small Business Disclosure Format (Check one): (_)Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.


                          WORLD ENERGY SOLUTIONS, INC.

                        (FORMERLY ADVANCED 3D ULTRASOUND
                                 SERVICES, INC.)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                     ASSETS

Current assets
 Cash                                                            $     18,754
 Accounts receivable                                                   77,045
 Inventory                                                             87,339
 Prepaid expenses and other current assets                            186,092
                                                                 ------------
     Total current assets                                             369,230
                                                                 ------------
Property and equipment, net                                            75,152
                                                                 ------------
Other assets
  Deposits                                                              3,850
                                                                 ------------
Total Assets                                                     $    448,232
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses                           $     34,290
 Accrued expenses                                                       8,437
 Advance payments from dealers and customers                           15,679
 Loans from related parties                                             6,327
                                                                 ------------
     Total current liabilities                                         64,733
                                                                 ------------

Commitments and contingencies

Stockholders' equity
 Common stock; $.0001 par value; 100,000,000 shares
  authorized and unissued                                                   -
 Common stock; $.0001 par value; 100,000,000 shares
  authorized; 28,234,876 shares issued and outstanding                  2,822
 Paid-in capital                                                    6,709,356
 Accumulated deficit                                               (6,328,679)
                                                                 ------------
     Total stockholders' equity                                       383,499
                                                                 ------------
Total Liabilities and Stockholders' Equity                       $    448,232
                                                                 ============


                     The accompanying notes are an integral
                           part of these statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                             ------------------------  ------------------------
                                 2006         2005         2006         2005
                             -----------  -----------  -----------  -----------
Net sales                    $   162,501  $   148,603  $   429,832  $   372,283
                             -----------  -----------  -----------  -----------
Cost of goods sold                66,367       75,948      201,829      210,728
                             -----------  -----------  -----------  -----------
      Gross profit                96,134       72,655      228,003      161,555

General and administrative
 expenses                       (388,264)     478,020    4,697,566      980,666
                             -----------  -----------  -----------  -----------
      Earnings (loss) from
       operations                484,398     (405,365)  (4,469,563)    (819,111)
                             -----------  -----------  -----------  -----------
Other income (expense)
 Gain on disposal of property
  and equipment                        -            -            -       47,457
 Interest expense                      -         (368)      (6,278)     (15,932)
 Research and development        (48,262)     (39,451)    (154,473)    (131,826)
                             -----------  -----------  -----------  -----------
      Total other income
       (expense)                 (48,262)     (39,819)    (160,751)    (100,301)
                             -----------  -----------  -----------  -----------
      Earnings (loss) before
       provision for income
       taxes                     436,136     (445,184)  (4,630,314)    (919,412)

Provision for income taxes             -            -            -            -
                             -----------  -----------  -----------  -----------
Net loss                     $   436,136  $  (445,184) $(4,630,314) $  (919,412)
                             ===========  ===========  ===========  ===========
Income (loss) per common
 share                       $      0.01  $     (0.04) $     (0.15) $     (0.05)
                             ===========  ===========  ===========  ===========
Weighted average common
 shares outstanding           34,334,403   12,029,879   31,241,666   16,724,440
                             ===========  ===========  ===========  ===========

                     The accompanying notes are an integral
                           part of these statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                         2006          2005
                                                     ------------  ------------
Cash flows from operating activities
 Net loss                                            $ (4,630,314) $   (919,413)
                                                     ------------  ------------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                            12,283        10,764
   Gain on disposal of property and equipment                   -       (47,457)
   Stock issued for services                            3,937,500             -
  (Increase) decrease in:
    Accounts receivable                                   (27,260)       (8,436)
    Inventory                                              24,479        26,242
    Prepaid expenses and other current assets             (82,706)          121
   Increase (decrease) in:,
    Accounts payable                                        5,462       (35,732)
    Accrued expenses                                       (5,224)       (3,024)
    Advance payments from dealers and customers            (3,378)       (4,790)
                                                     ------------  ------------
      Total adjustments                                 3,861,156       (62,312)
                                                     ------------  ------------
     Net cash used in operating activities               (769,158)     (981,725)

Cash flows from investing activities
 Purchase of equipment                                    (17,300)         (901)
 Proceeds from sale of property and equipment                   -       324,404
                                                     ------------  ------------
     Net cash provided by (used in) investing
      activities                                          (17,300)      323,503
                                                     ------------  ------------
Cash flows from financing activities
 Proceeds from issuance of common stock                   794,800       858,121
 Proceeds from loans payable to related parties                 -        30,000
 Repayment of loans payable to related parties           (161,097)     (238,280)
 Proceeds from long-term debt                                   -        15,000
 Payments for common stock redeemed                             -        (8,563)
 Repayment of long-term debt                              (68,685)      (56,718)
                                                     ------------  ------------
     Net cash provided by financing activities            565,018       599,560
                                                     ------------  ------------
Net increase (decrease) in cash                          (221,440)      (58,662)

Cash, beginning of period                                 240,194       101,961
                                                     ------------  ------------
Cash, end of period                                  $     18,754  $     43,299
                                                     ============  ============


                     The accompanying notes are an integral
                           part of these statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2006          2005
                                                     ------------  ------------
Supplemental disclosures of non-cash investing and
 financing activities:
  Common stock issued for services                   $  3,937,500  $          -
  Long-term debt repaid with proceeds from sale of
   property and equipment                            $          -  $    210,000

Cash flow information:
  Cash paid in interest                              $      8,381  $     11,793
  Cash paid for income taxes                                    -  $          -



                     The accompanying notes are an integral
                           part of these statements.

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

The information presented herein as of September 30, 2006, and for the three-months and nine months ended September 30, 2006, is unaudited.

(1)  Organization:

Advanced 3D Ultrasound Services, Inc. was incorporated on September 23, 1997. Advanced 3D Ultrasound Services, Inc. merged with World Energy Solutions, Inc.
(WESI) effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. remained as the surviving entity as the legal acquirer, while WESI was the accounting acquirer.

On November 7, 2005, Advanced 3D Ultrasound Services, Inc. changed its name to Additionally, the Company agreed to increase its authorized common shares to 100,000,000 shares.

On November  7, 2005,  WESI merged with  Professional  Technical  Systems,  Inc.
(PTS). WESI remained as the surviving entity as the legal acquirer, while PTS was the accounting acquirer.


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

Operating results for the three and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company's annual report of Form 10-KSB for the year ended December 31, 2005.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

(3)  Stock Transactions:

On January 31, 2006, the Company entered into employment agreements with its CEO/CFO and President. The agreements call for annual salaries of $156,000 and 600,000 shares of Company common stock. The common stock was valued at $1.50 per share based on the recent trading price for the Company's common stock. The total value of the shares issued ($1,800,000) was included in salaries expense during the first quarter of 2006. The employment agreements contain a non-compete agreement and provide for severance pay equal to one year base salary.

On January 31, 2006, the Company entered into six consulting agreements for various services including marketing, business development, product design engineering and product development, real estate acquisition and business planning. These agreements provide as compensation the issuance of 925,000

                          WORLD ENERGY SOLUTIONS, INC.
                (FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

(3)  Stock Transactions:  (Continued)

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

On February 24, 2006, the Company entered into a media campaign agreement for nationally syndicated newspaper and/or radio features in exchange for restricted common stock valued at $1,000,000 to be satisfied in two payments. On February 28, 2006, the Company made the first payment with the issuance of 326,797 shares of restricted common stock. The value of these shares ($550,000) has been expensed during the first quarter of 2006. During the second quarter of 2006 the Company made three monthly payments with the issuance of 101,306 shares of restricted common stock. The value of these shares ($150,000) has been expensed during the second quarter of 2006. During the third quarter of 2006 the Company made one monthly payment with the issuance of 34,772 shares of restricted common stock. The value of these shares ($50,000) has been expensed during the third quarter of 2006.

On April 3, 2006, the Company entered into a one-year financial and strategic consulting agreement with a consultant for investor introductions leading to qualified equity financing up to $10 million and project financing up to $100 million. Additionally the consultant was to provide financial consulting services including the development of financial projections, presentation materials and customized proposals. For these services the consultant received 6,309,000 unregistered shares of restricted common stock on April 3, 2006. The value of the shares ($3,154,500) issued was capitalized as prepaid expenses and was being recognized as consulting expenses over the life of the agreement. On September 28, 2006 the Company terminated the consulting agreement and cancelled the 6,309,000 shares that were previously issued due to nonperformance of the agreement as contemplated by the parties.

(4)  Subsequent Events:

On October 11, 2006, the Company acquired Pure Air Technologies, Inc., a subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange. The Company issued 100,000 shares of its Series A convertible preferred stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of Pure Air Technologies, Inc. (PATI), assignment of the technology license and the sponsored research agreement and $300,000 cash.

After one year from the date of issuance of the preferred stock, the Company and UTEK agree that the preferred stock is convertible into shares of the Company's restricted common stock at the election of UTEK. The Company and UTEK also agree that the preferred stock is convertible into the number of shares of the Company's restricted common stock having a value of $4,050,000 at a share price of no less than ten cents per share. Additionally the preferred stock shall bear interest at 5% per annum, based on the $4,050,000 agreed value of the PATI technology.

PATI holds a worldwide exclusive license for a technology designed to help eliminate organic chemicals and microorganisms from indoor environments.

The Company extended a consulting contract with a company for the twelve months ending September 2007. The Company will issue 82,759 shares of common stock valued at $120,000 for consulting services. The shares will vest ratably over the 12-month period.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

World Energy Solutions, Inc. (referred to as the "Company", "WESI," or in the first person notations of "we," "us," and "our") began operations in 1984 under the corporate name of Professional Technical Systems, Inc. (PTS). PTS merged with WESI in November 2005 with WESI being the legal acquirer but PTS being the accounting acquirer. Therefore the financial statements presented herein are those of WESI (formerly known as PTS).

In August 2005, WESI merged with Advanced 3D Ultrasound, Inc. (ADVU) with ADVU being the legal acquirer but WESI being the accounting acquirer. ADVU changed its name to WESI.

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

The Company also plans to acquire new technologies that complement its new business model such as the acquisition of Pure Air Technologies, Inc. discussed below.

Liquidity and Capital Resources

Our cash decreased to approximately $18,754 as of September 30, 2006 compared to $240,000 as of December 31, 2005. This is due mostly to the repayment of loans to related parties and other long term debt and the funding of operating activities. Proceeds from the issuance of common stock have funded the cash used for operating activities and the repayment of the loans.

The cash used in operations in 2006 was less than the cash used in operations in 2005 by approximately $212,000. Although gross profit from sales increased, general and administrative expenses increased approximately $3,717,000. This increase is attributable to increased salaries and consulting fees. However, approximately $3,937,000 of salaries, consulting fees and advertising costs were funded through the issuance of common stock during the first three quarters of 2006.

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

On January 31, 2006, the Company entered into employment agreements with its CEO/CFO and President. The agreements call for annual salaries of $156,000 and 600,000 shares of Company common stock. The employment agreements contain non-compete agreements and provide for severance pay equal to one year base salary.

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

On February 24, 2006, the Company entered into a media campaign agreement for nationally syndicated newspaper and/or radio features in exchange for restricted common stock valued at $1,000,000 to be satisfied in two payments. On February 28, 2006, the Company made the first payment with the issuance of 326,797 shares of restricted common stock. During the second quarter the Company made three monthly payments with the issuance of 101,306 shares of restricted common stock. During the third quarter the Company made one monthly payment with the issuance of 34,772 shares of restricted common stock. This media campaign will be utilized to gain national attention for the Company and its business model of energy saving contracts.

On April 3, 2006, the Company entered into a financial and strategic consulting agreement with a consultant for investor introductions leading to qualified equity financing up to $10 million and project financing up to $100 million.
Additionally the consultant agreed to provide financial consulting services including the development of financial projections, presentation materials and customized proposals. For these services the consultant received 6,309,000 unregistered shares of common stock on April 3, 2006. On September 28, 2006 the Company terminated the consulting agreement and cancelled the 6,309,000 shares that were previously issued due to nonperformance of the agreement as contemplated by the parties.

Previously the Company had debt financing either from its officers, or guaranteed by its officers. This debt was repaid in full during the second quarter of 2006. Debt financing is not expected to be a funding resource.

In October 2006, the Company acquired all of the outstanding shares of Pure Air Technologies, Inc. (PATI) from UTEK Corporation, a consultant of the Company. Previously PATI licensed certain technology from the University of Florida. PATI agreed to pay future patent costs related to the technology and to pay future royalties based on sales of products incorporating the technology. PATI also entered into a sponsored research agreement with the University through the payment of $231,000. The Company issued UTEK 100,000 of its preferred stock in exchange for all of the outstanding shares of PATI, assignment of the technology license and the sponsored research agreement and $300,000 cash. The Company believes any future costs related to the PATI technology can be funded through operations.

After one year from the date of issuance of the Preferred Stock, the Company and UTEK agree that the Preferred Stock is convertible into shares of the Company's restricted common stock at the election of UTEK. The Company and UTEK also agree that the Preferred stock is convertible into the number of shares of the Company's restricted common stock having a value of $4,050,000.00 at a share price of no less than $0.10 per share. The Preferred Stock shall bear interest at the rate of five percent (5%) per annum, compounded quarterly, based on the $4,050,000.00 agreed value of the PATI technology.

Pure Air Technologies, Inc. holds a worldwide exclusive license for a technology, developed by researchers at the University of Florida designed to help eliminate hazardous organic chemicals and microorganisms from indoor environments. The technology generates ozone within a building's heating, ventilating and air conditioning system, eliminating organic pollutants and microorganisms, and then converts the ozone to O2 and water vapor.

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

2006 Compared to 2005

Total product sales for 2006 were $430,000 compared to 2005 sales of $372,000 for the nine months ended September 30. Total product sales for the three months ended September 30, 2006 were $162,500 compared to 2005 sales of $149,000 for the same period. Sales have remained consistent.

Gross profit on sales increased from 43% in 2005 to 53% in 2006. The increase in sales noted above has been achieved without an increase in personnel or space.

Our general and administrative expenses increased to approximately $4,700,000 in 2006 from $981,000 in 2005. The Company incurred consulting fees and advertising costs of approximately $2,111,000 in 2006 and none in 2005 related to its proposed business model. Lastly, salaries increased approximately $1,930,000 due to increased salaries, additional personnel and the employment agreements with the Company's president and its CEO/CFO as noted above.

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

Part II. Other Information

Item 1.  Legal Proceedings.

NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Common Stock

Date         Name                  Total Dollar    Price per    Total Number
                                      Amount         Share       of Shares
---------    ------------------    ------------    ---------    ------------
10/6/06      UTEK CORPORATION      $  35,000.00    $    0.40          87,500


All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these securities are to provide operating capital and development costs.

Sale of Preferred Stock

On October 11, 2006, World Energy Solutions, Inc. (the "Company") acquired Pure Air Technologies, Inc. ("PATI"), a subsidiary of UTEK Corporation (AMEX & LSE-AIM: UTK), in a tax-free stock-for-stock exchange. Pursuant to the Agreement and Plan of

Acquisition (the "Agreement"), the Company issued 100,000 shares of its Series A Convertible Preferred Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of Pure Air Technologies, Inc., assignment of the technology license and the sponsored research agreement and $300,000 cash. The Preferred Stock issued in the exchange was sold pursuant to the transaction exemption in Section 4(2) of the Securities Act of 1933, is restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.

After one year from the date of issuance of the Preferred Stock, the Company and UTEK agree that the Preferred Stock is convertible into shares of the Company's restricted common stock at the election of UTEK. The Company and UTEK also agree that the Preferred stock is convertible into the number of shares of the Company's restricted common stock having a value of $4,050,000.00 at a share price of no less than $0.10 per share. The Preferred Stock shall bear interest at the rate of five percent (5%) per annum, compounded quarterly, based on the $4,050,000.00 agreed value of the PATI technology.

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits.

Exhibit Number                                                     Location
and Description                                                    Reference
--------------------------------------------------------------------------------

(a) Financial Statements                                        Filed Herewith

(b) Exhibits required by Item 601, Regulation S-B:

    (2) Plan of purchase, sale, reorganization, arrangement, liquidation, or succession

            (2.1)   Agreement and Plan of Merger Between           See Note 6
                    Registrant and World Energy Solutions, Inc       (below)

            (2.2)   Agreement and Plan of Merger Between           See Note 7
                    Registrant and Professional Technical            (below)
                    Systems, Inc.

    (3)    Articles of incorporation and by-laws

             (i)  Initial Articles of Incorporation filed          See Note 1
                    November 23, 1998.                               (below)

             (ii)  By-Laws filed February 2, 1999.                 See Note 2
                                                                     (below)

             (iii)  Amendment to initial Articles of               See Note 3
                    Incorporation (Name Change, Authorized           (below)
                    Shares, & Issuance of Shares).


    (4) Instruments defining the rights of security holders, including indentures

             (4.1)  Specimen Share Certificate for Class A
                     Convertible Preferred Stock.               Filed Herewith

   (10)    Material Contracts

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

            (10.11) Strategic Alliance Agreement with UTEK
                    Corporation, a Delaware corporation dated      See Note 9
                    September 9, 2005.                               (below)

            (10.12) Agreement and Plan of Acquisition with UTEK
                    Corporation, a Delaware corporation, and
                    Pure Air Technologies, Inc. dated October      See Note 10
                    11, 2006.                                        (below)

   (11)    Statement re: Computation of Per Share Earnings           Note 2
                                                                  to Financial
                                                                   Statements

   (15)    Letter on unaudited interim financial information           None


   (18)    Letter on change in accounting principles                   None

   (19)    Reports furnished to security holders                       None

   (20)    Other documents or statements to security holders           None
             or any document incorporated by reference

   (22)    Published Report Regarding Matters Submitted to Vote of
             Security Holders                                          None

   (23)    Consents of Experts and Counsel                             None

   (24)    Power of Attorney                                           None

   (31)    Rule 13a-14(a)/15d-14(a) Certifications               Filed Herewith

   (32)    Section 1350 Certifications                           Filed Herewith

   (99)    Additional exhibits                                         None

  (100)    XBRL-Related Documents                                      None

                                   Exhibit Key

--------------------------------------------------------------------------------

Note 1 Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on November 23, 1998.

Note 2 Incorporated by reference to the Company's Form 10-SBA No. 1 filed with the Securities and Exchange Commission on February 2, 1999.

Note 3 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

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

Note 6 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 19, 2005.

Note 7 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

Note 8 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005.

Note 9 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 9, 2005.

Note 10 Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 17, 2006.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WORLD ENERGY SOLUTIONS, INC.



Dated: November 13, 2006              /s/ Benjamin C. Croxton
                                      --------------------------
                                      Benjamin C. Croxton
                                      Chief Executive Officer
                                      Chief Financial Officer