Form 10KSB
WORLD ENERGY SOLUTIONS, INC.
filed 2007-04-03
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

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

Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been  subject  to such  filing  requirements  for the past 90 days.  Yes (X)No(_).

Check if there is no disclosure  of  delinquent  filers in response to Item 405 of  Regulation  S-B  contained  in  this  form,  and no  disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (_).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State issuer's revenues for its most recent fiscal year:  $554,983.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $8,092,981.28 based on the average high ($.38) and low ($.15) price as of March 27, 2007, of $.2650 per share average.

Note:  If  determining  whether a person is an  affiliate  will  involve an unreasonable  effort and expense,  the issuer may calculate the aggregate market value of the common  equity held by  non-affiliates  on the basis of  reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  30,539,552 shares of Common Stock as of March 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

PART I

Item 1.  Description of Business.

The Company

World Energy Solutions, Inc. d/b/a World Energy Solutions ("the Company", "we" or "us") is a Florida corporation with our principal executive offices located at 3900A 31st Street North, St. Petersburg, Florida.

The Company's business model is the marketing of a multi-product package to commercial, industrial and residential facilities in order to lower their overall cost of electric, gas and water.  The Company is working on 2 major research and development projects. First is the Company’s Hydrogen/Oxygen gas system for the creation of cheap hot water and as an automotive fuel extender.  On November 29, 2005 Registrant acquired all right, title, and interest in and to a patent application for “Method and Apparatus for the Production of Hydrogen and Oxygen” from Robert J. Depalo. These patent application rights were acquired in order to further develop the described invention for the economical production of hot water on demand. This is accomplished be utilizing a proprietary patent pending methodology of creating H2O gas through electrolysis and burning the gas as it is created instantaneously as needed. The Company has successfully developed a prototype/proof of concept system that has taken water from70 degrees F to over 185 degrees F in approximately 20 seconds.  The raw cost of creating water this hot is approximately 6 tenths of a penny per minute.  The Company hopes to penetrate the commercial and residential markets for cheap hot water after a full commercial grade system has been completed.

The Company has also built a H2O gas system installed into a 2000 Honda automobile.  This system has been completed and is undergoing field trials today. The University of Florida sold to World Energy Solutions, Inc. the international marketing rights to a novel system that will not only purify the air of microorganisms but also rid indoor environments of chemical contaminants. In recent years, comparative risk studies performed by the U. S. Environmental Protection Agency (EPA) have consistently ranked indoor air pollution among the top five environmental risks to people’s health. EPA studies of human exposure indicate that the levels for many pollutants may be 2-5 times higher indoors than outdoors. The University of Florida’s novel system should improve the quality of life for millions of asthma- and allergy-sufferers and should also deliver effective protection against bioterrorism by completely clearing the air of all microorganisms and chemical contaminants.

Applications

Eliminates gaseous chemicals and microorganisms from indoor environments

Advantages

Completely destroys microbes, avoiding growth and accumulation of harmful microbes on surfaces and preventing possible further contamination. Indoor air and contaminated surfaces containing microbes and chemicals can be treated simultaneously, avoiding the need for two separate systems, increasing simplicity and decreasing costs. Ozone is chemically degraded, and microbes/ chemicals can be treated to yield relatively harmless products (CO2, O2 and water), making this system safer than others by eliminating the need to discard harmful contaminants trapped on a filter.

The Technology

This technology is a tandem ozone & photocatalytic oxidation system that provides multiple treatment mechanisms for microorganisms suspended in the air or present on the surface of an air handling system. With its unique structure, the system effectively removes trace levels of organic compounds that can be present in indoor environments by converting these to CO2 and water.

The Company also plans to market its package both by direct sales as well as a Shared Revenue Program (SRP) where the Company pays for the entire installation in return for a percentage of the realized savings (Example: 80% of all savings for 10 years).  No services or products have yet been sold.

THE COMPANY'S TARGET MARKET

The average US household uses over 700 gallons of hot water per week.  It is the goal of the Company to substantially reduce the cost of generating that hot water.  The reduction in fuel consumption in trucking and automobiles is a national goal of the US government as well as the trucking industry and households with automobiles.  It is the goal of the Company to provide a retrofit system to reduce fuel consumption for some of these markets. Also, the Company's target markets for energy savings are commercial and industrial customers that have an electric, gas and water bill in excess of $10,000.00 per month.  The ideal customer will have an overall energy bill in the $40,000.00 to $100,000.00 monthly range.  The Company has the ability to sell and install for larger customers on a case-by-case basis.

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

In April 2005, total net generation of electricity was 291 billion kilowatt hours, slightly higher than April 2004.  This kilowatt hour usage translates at $.08 per hour to the sum of $23,280,000,000.00 per month.  Approximately two-thirds (2/3) of this monthly figure is generated by commercial and industrial facilities.  A $50,000.00 per month electric bill represents approximately .000000214 of the potential market monthly.  With the U.S. Department of Energy predicting that the demands will more than double before year 2025, the overall market for the Company's products and services is vast.

THE BUSINESS MODEL

The Company is an ESCO (Energy Services Company). An ESCO is a business that develops, installs, and finances projects designed to improve the energy efficiency and maintenance costs for facilities over a seven (7) to ten (10) year time period. ESCOs generally act as project developers for a wide range of tasks and assume the technical and performance risk associated with the project. Typically, they offer the following services:

•

develop, design, and finance energy efficiency projects;

•

install and maintain the energy efficient equipment involved;

•

measure, monitor, and verify the project's energy savings; and

•

assume the risk that the project will save the amount of energy guaranteed.

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

What sets ESCOs apart from other firms that offer energy efficiency, like consulting firms and equipment contractors, is the concept of performance-based contracting. When an ESCO undertakes a project, the company's compensation, and often the project’s financing, are directly linked to the amount of energy that is actually saved.

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

Another critical component of every energy efficiency project is the education of customers about their own energy use patterns in order to develop an “energy efficiency partnership” between the ESCO and the customer. A primary purpose of this partnership is to help the customer understand how their energy use is related to the business that they conduct.

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

In addition to the economic benefits realized by ESCO customers through energy and maintenance cost savings, this booming industry has had a profound effect on the U.S. economy. New jobs have been created, not only within the ESCOs, but through the use of contractors and through the many firms involved directly and indirectly in supporting energy efficiency projects. Since approximately one third of the money invested in ESCO projects is applied to labor costs, out of the estimated $20 billion of projects installed to date, approximately $7 billion has gone directly for labor employment.

Historically, the energy service industry is relatively young. Most U.S. ESCOs place the industry’s origins in the late 1970s and early 1980s when energy prices rose dramatically following the 1973 Arab oil embargo and the Iranian Revolution in 1979. These events created the opportunity to make a business out of reducing customers' growing energy costs. The future for ESCOs and for their customers is bright as there is an increasing global need to implement energy efficiency projects on a widespread basis.

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

4. We anticipate receiving either an agreed upon cash payment for the installation or the 80% - 20% Shared Revenue Program - SRP generated from this installation.  Each installation is a complete custom order to fit the customer's specific needs (80% of the cash savings is remitted to the Company and the customer keeps 20% of the realized savings). We maintain the ownership of all installed equipment until the end of the term of the contract. The Company will then sell the installed equipment to the customer for $1.00.

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

The Company has brought together technologies that cover the following areas:

TVSS (Transient Voltage Surge Suppression), HVAC (Heating Ventilation Air Conditioning) Loads, Lighting Loads, Motors Loads, Hot Water Usage, Cold Water usage, Thermal Barriers, Thermal Coatings, Air Curtains, Energy Management Systems along with other state of the art energy saving technologies, strategies and techniques.  Additional conservation methods will include implementation of engineering recommendations after our comprehensive study of the facilities' boiler plant, chiller plants, service water systems, all phases of their air handling systems, building insulation, controlling use of sunlight, all forms of mechanical equipment, all forms of energy sources, specific energy management tools, and other energy recovery systems.

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

Business behavior adjustments. (Example: New management decides to turn all thermostats down five (5) degrees or any major changes in behavioral policy that directly affects energy usage).

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

Residential delivered energy use is projected to increase by 23 percent between 2003 and 2025 (9 percent by 2010). Most (68 percent) of the growth results from increased use of electricity. Sustained growth in housing in the South, where almost all new homes use central air conditioning, is an important component of the national trend, along with the penetration of consumer electronics, such as home office equipment and security systems.

The Annual Energy Outlook 2005 published by the United States Department of Energy/Energy Information Administration (“AEO2005”) reference case projects an increase in the stock efficiency of residential appliances, as stock turnover and technology advances in most end-use services reduce residential energy intensity over time. For most appliances covered by the National Appliance Energy Conservation Act of 1987, the most recent Federal efficiency standards are higher than the 2003 stock, ensuring an increase in stock efficiency without any additional new standards. Future updates to the Federal standards could have a significant effect on residential energy consumption, but they are not included in the reference case. The new efficiency standards for water heaters, clothes washers, central air conditioners, and heat pumps that were announced in January 2001 are included in the reference case.

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

Projected efficiency gains for electric equipment in the commercial sector are offset by the continuing penetration of new telecommunications technologies. Although electricity use is projected to increase with the growth of industrial output, increases in electricity sales to the industrial sector are expected to be off-set by a 2.7 percent average annual increase in onsite generation.

With growing electricity demands and the retirement of 43 gigawatts of inefficient, older generating capacity, 281 gigawatts of new capacity (including end-use combined heat and power) will be needed by 2025. Most retirements are expected to be older oil-and natural-gas-fired steam capacity, along with smaller amounts of older oil-and natural-gas-fired combustion turbines and coal-fired capacity, which are not competitive with newer natural gas combustion turbine or combined-cycle capacity.

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

Item 2.  Description of Property.

The Company maintains two facilities: its main office which houses its corporate and manufacturing facilities and a second unit used for research and development within the same industrial complex and has two separate leases. The main office lease has a term expiring on September 30, 2007. The research and development facility does not contain a renewal option and the payment of its rent is guaranteed by the Company's President. That lease renewed in October 2006 and has a term ending on October 14, 2007.

Item 3.  Legal Proceedings.

The Company has commenced a lawsuit styled World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.) (the “Litigation”), against a Florida corporation and several individuals to recover damages and 4,794,551 shares of Company common stock (the “Shares”) issued in connection with the execution of consulting agreements and promises to perform future services for the benefit of the Company.  The Company is suing Rajax, Inc., its principal, Rachel Steele and Daniel Witherspoon, III, as well as David Weintraub, Timothy Daley and Leslie Sands and has alleged various claims including fraud in the inducement, conspiracy to defraud and breach of contract.  The Company contends in the Litigation that the recipients of the Shares have not given the consideration promised to the Company in exchange for such Shares.

Pursuant to the Litigation, the Company will seek a judgment to rescind certain transactions involving the issuance of the Shares to Rajax, Inc., Rachel Steele and her designees (including Shares issued to Steele’s children at Weintraub’s request under the Uniform Gift to Minors Act), Daniel Witherspoon and Leslie Sands and, provided the Company is successful in the Litigation, it will cancel all of the Shares.  The Company is making an adverse claim against all of the Shares being represented by certificates numbered 4139, 5179, 5181, 5214, 5067, 5122, 5162, 5197, 4144, 5065, 4145, 5066, 5220, 5226, 5109 and 5110.  The Company has issued stop transfer instructions to its stock transfer agent regarding all of the Shares.  Furthermore, the Company is hereby giving notice that it is asserting adverse claims against all Shares that may hereafter be presented to the Company’s transfer agent by the Litigation defendants, their designees and any third party transferee.

On March 1, 2007, Rachel Steele filed a civil action against the Company, styled Rachel Steele v. World Energy Solutions, Inc., No. 07-002010-CI-20 (Cir. Ct. Pinellas Cty.), wherein she sought an injunction to allow her to sell certain quantities of the Shares (restricted securities) in public sale transactions pursuant to Securities and Exchange Commission Rule 144.  The Company had previously advised Rachel Steele through its litigation counsel that the Company does not believe that the proposed sale of its common stock complies with the requirements of SEC Rule 144.  On March 13, 2007, the Circuit Court in and for Pinellas County, Florida heard arguments on Rachel Steele’s Motion For Temporary Injunction. The Court ordered that Steele’s civil action be consolidated with the Litigation filed against her by the Company.  The Court recognized that the Company’s allegations of fraud are intertwined with issues relating to Steele’s request for injunctive relief; that Steele’s request for money damages is inconsistent with a claim for irreparable harm as required for injunctive relief; that additional time was needed for the parties to complete discovery; and accordingly, the Court declined to address the issues in Steele’s motion at the hearing. The Company intends to vigorously pursue discovery in the Litigation, prosecute its claims for fraud, conspiracy to defraud and breach of contract against all defendants identified in the Litigation with a view toward obtaining a judgment for damages and to facilitate cancellation of all of the Shares. Each of the aforementioned lawsuits is in a very early stage and accordingly, the Company cannot predict at this point whether there is a likelihood of success on the merits.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s common stock was traded from January 1, 2005 through November 17, 2005 on the Over-the-Counter Bulletin Board under the symbol AVDU.OB.  From November 18, 2005 through present the Company's common stock was traded on the Over-the-Counter Bulletin Board under the symbol WEGY.OB.  The high and low sales prices for each quarter of the calendar years 2005 and 2006 are as follows:

	Common Stock
	High	Low
1st quarter 2005	$3.59	$3.49
2nd quarter 2005	2.73	2.36
3rd quarter 2005	4.35	2.10
4th quarter 2005	3.90	2.52

1st quarter 2006	$3.90	$1.25
2nd quarter 2006	1.96	1.40
3rd quarter 2006	1.55	.26
4th quarter 2006	.64	.20

Recent Sales of the Company’s Unregistered Securities.

Number Common

 Name

Shares Purchased

Date

Price/Share

Issuer

-------------------

--------------------------

-------------

-----------------

---------

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

April 24th, 1997

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

1

Nicole Conley

200

12/28/04

$ 0.50

1

Thomas Conley

200

12/28/04

$ 0.50

1

Thomas Conley

40,000

12/28/04

$ 0.50

1

Joseph & Linda

Chumbley

36,600

12/31/04

$ 0.50

1

Ken Fleetwood

1,000

12/31/04

$ 0.50

1

Pamela J. Clark

36,000

02/14/05

$ 0.50

1

Joseph & Linda

Chumbley

2,000

03/07/05

$ 0.50

1

Joseph & Linda

Chumbley

4,000

03/07/05

$ 0.50

1

Joseph & Linda

Chumbley

14,600

04/11/05

$ 0.50

1

Joseph & Linda

Chumbley

14,600

04/11/05

$ 0.50

1

George Anghelescu

28,000

05/31/05

$ 0.50

1

Karl B. Clark

50,000

05/31/05

$ 0.50

1

James F. Conner

20,000

05/31/05

$ 0.50

1

Joseph & Linda

Chumbley

19,000

06/01/05

$ 0.50

1

Robert C. Kratz

300,000

06/01/05

$ 0.50

1

Joseph & Linda

Chumbley

22,000

06/03/05

$ 0.50

1

Joseph & Linda

Chumbley

8,650

06/03/05

$ 0.50

1

AnnRee Chumbley

40,000

06/03/05

$ 0.50

1

Pamela J Clark

6,000

06/03/05

$ 0.50

1

Pamela J Clark

8,000

06/03/05

$ 0.50

1

Thomas Conley

22,000

06/03/05

$ 0.50

1

John O'Brien

8,000

06/03/05

$ 0.50

1

Edward C. & Alice

P. Prangue

80,000

06/03/05

$ 0.50

1

Richard & Marna

Taylor

10,000

06/03/05

$ 0.50

1

AnnRee Chumbley

50,000

06/10/05

$ 0.50

1

Joseph & Linda

Chumbley

600

06/10/05

$ 0.50

1

Joseph & Linda

Chumbley

200

06/10/05

$ 0.50

1

Joseph & Linda

Chumbley

3,000

06/10/05

$ 0.50

1

Jim E. Hartley

50,000

06/10/05

$ 0.50

1

Jim E. Hartley

50,000

06/10/05

$ 0.50

1

Pamela J Clark

10,000

06/21/05

$ 0.50

1

Pamela J Clark

10,000

06/27/05

$ 0.50

1

Christa Paul

200,000

06/27/05

$ 0.50

1

Joseph & Linda

Chumbley

1,000

06/29/05

$ 0.50

1

Philip G Flood

100,000

06/29/05

$ 0.50

1

Pamela J Clark

2,000

07/05/05

$ 0.50

1

Thomas Conley

28,000

07/05/05

$ 0.50

1

Joseph & Linda

Chumbley

600

07/06/05

$ 0.50

1

Annree Chumbley

20,000

07/06/05

$ 0.50

1

Robert C. Kratz

100,000

07/06/05

$ 0.50

1

Mark Kevin Potter

20,000

07/09/05

$ 0.50

1

Paul M & Mary Jo

Arnold

50,000

07/11/05

$ 0.50

1

Janet Butler

4,000

07/11/05

$ 0.50

1

Ronald E, Errington

50,000

07/11/05

$ 0.50

1

Donald J. & Theda

Wilhelm

4,000

07/11/05

$ 0.50

1

Glenn D. Witt

50,000

07/11/05

$ 0.50

1

J. Terry Ottinger

100,000

07/13/05

$ 0.50

1

Owen Reuterwall

Rev. Trust U/A/DTD

12-14-95

20,000

07/20/05

$ 0.50

1

Pamela J Clark

50,000

07/26/05

$ 0.50

1

Christopher Nelson

TTEE FBO Christopher

G.  Nelson Family

Trust

25,000

08/08/05

$ 0.50

1

Mary Jo Nelson TTEE

FBO Mary Jo Nelson

Family Trust

25,000

08/08/05

$ 0.50

1

Allied Properties,

 Inc.

50,000

08/16/05

$ 0.50

1

Pamela J Clark

35,000

11/09/05

$ 1.00

AnnRee Chumbley

10,000

11/28/05

$ 1.00

Pamela J Clark

10,000

12/09/05

$ 1.00

Jim E. Hartley

100,000

12/19/05

$ 1.00

Edward C. & Alice

P. Prange

50,000

12/19/05

$ 1.00

Barbara Ann Bretz

25,000

12/27/05

$ 1.00

Flood Living Trust

Date April 24th,

1997

50,000

12/27/05

$ 1.00

Jennifer Parry

25,000

12/27/05

$ 1.00

Allied Properties

25,000

12/30/05

$ 1.00

Global Media

326,797

02/28/06

$ -----

Philip Gene Flood

Living Trust dated

April 24th, 1997

100,000

03/24/06

$ .50

Gray Capital Partners

(2)

6,309,000

04/03/06

$ ----

Philip Gene Flood

Living Trust dated

April 24th, 1997

100,000

04/12/06

$ .50

Robert Kratz

200,000

03/24/06

$ .50

Edward & Alice

Prange

100.000

03/28/06

$ .50

Roger Kirk

100,000

03/27/06

$ .50

Joseph Peel

100,000

03/28/06

$ .50

Rick Levarge

20,000

04/18/06

$ .50

Linda Willison

20,000

05/03/06

$ .50

Beverly E. Smoker

30,000

04/27/06

$ .50

Michael S. Smoker

10,000

06/29/06

$ .50

James Hartley

90,000

04/26/06

$ .50

Charlie Downie

20,000

05/02/06

$ .50

Linda & Joe

Chumbley

100,200

05/05/06

$ .50

Global Media

33,267

05/11/06

$ ----

 Philip Gene Flood

Living Trust dated

April 24th, 1997

200,000

06/04/06

$ .50

Thomas Conley

30,000

05/15/06

$ .50

Philip Gene Flood

Living Trust dated

April 24th, 1997

100,000

06/07/06

$ .50

AnnRee Chumbley

10,000

06/28/06

$ .50

Pamela Clark

39,400

05/22/06

$ .50

Philip Gene Flood

Living Trust dated

April 24th, 1997

100,000

06/29/06

$ .50

Kirby M. Watson

100,000

08/11/06

$ .50

Global Media

33,267

07/05/06

$ ----

Global

Media

33,267

07/24/06

$ ----

UTEK Corp.

87,500

10/06/06

$ .50

Evergreen Mkting.

250,000

11/13/06

$ ----

UTEK Corp.

82,753

01/30/07

$ .50

Robert Kratz

1,300,000

02/15/07

$ .25

Pamela Clark

10,000

03/13/07

$ .25

Linda & Joe

Chumbley

20,000

03/06/07

$ .25

Linda & Joe

Chumbley

10,000

03/06/07

$ .25

Thomas Conley

40,000

03/16/07

$ .25

Edward & Alice

Prange

100,000

03/16/07

$ .25

Linda & Joe

Chumbley

30,000

03/16/07

$ .25

Kathleen Beckus

124,000

03/13/07

$ .25

Mark Potter

40,000

03/16/07

$ .25

Philip Gene Flood

Living Trust dated

April 24th, 1997

200,000

03/21/07

$.25

(1)  Issued by Professional Technical Services, Inc.

(2)  Shares were cancelled September 28, 2006.

Sale of Convertible Preferred Stock

On October 11, 2006, World Energy Solutions, Inc. (the “Company”) acquired Pure Air Technologies, Inc. (“PATI”), a subsidiary of UTEK Corporation (AMEX & LSE-AIM: UTK), in a tax-free stock-for-stock exchange.  Pursuant to the Agreement and Plan of Acquisition (the “Agreement”), the Company issued 100,000 shares of its Series A Convertible Preferred Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of Pure Air Technologies, Inc. The preferred stock issued in the exchange is restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.

After one year from the date of issuance of the preferred stock, it is convertible into shares of the Company’s common stock at the election of UTEK. The Agreement provides that the preferred stock is convertible into the number of shares of the Company’s common stock having a value of $4,050,000 (the agreed value of the PATI technology), based upon the previous ten (10) day average closing bid price on the date of conversion. Notwithstanding the conversion terms, the parties agreed that any conversion to common stock would occur at a price of not less than ten cents ($.10) per share.  The Preferred Stock shall bear interest at the rate of five percent (5%) per annum, compounded quarterly, based on the $4,050,000 agreed value of the PATI technology.

All sales were made pursuant to Section 4(2) of the 1933 Act.  The proceeds of the sale of these securities are to provide operating capital and development costs.

Special Note Regarding Forward Looking Statements.

This annual  report on Form 10-KSB of World Energy Solutions, Inc. for the year  ended  December  31,  2006  contains  certain forward-looking  statements  within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as  amended,  which are  intended  to be  covered  by the safe  harbors  created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute   forward-looking statements which, by definition, involve risks and uncertainties. In particular,

statements under the Sections; Description of Business, Business Model and Management's Discussion and Analysis of Financial   Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses  an  expectation  or belief  as to  future  results  or  events,  such expectation  or  belief  is  expressed  in good faith and believed to have a reasonable  basis, but there can be no assurance that the  statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

         Holders of Common Stock

As of March 27, 2007 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 251.

         Dividend Policy

The Company  will not pay any cash  dividends  on its common  stock in 2007 because it  intends to retain its  earnings  to  finance  the  expansion  of its business.  Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

                      Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	Not Applicable	Not Applicable
Equity compensation plans not approved by security holders	1,300,000 (1) (2) (3)	Not Applicable	-0-
Total	1,300,000

(1)

Includes 600,000 shares issued to Mr. Croxton pursuant to January 31, 2006 employment agreement, which shares have been cancelled.

(2)

Includes 600,000 shares issued to Mr. Prentice pursuant to January 31, 2006 employment agreement, which shares have been cancelled.

(3)

Includes 100,000 shares issued to Mr. Kurk pursuant to January 31, 2006 employment agreement.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

World Energy Solutions, Inc. (referred to as the “Company”, “WESI,” “New WESI,” or in the first person notations of “we,” “us,” and “our”) began operations in 1984 under the corporate name of Professional Technical Systems, Inc. (PTS). PTS merged with WESI in November 2005 (the “November 2005 Merger”) with WESI being the legal acquirer but PTS being the accounting acquirer.

In August 2005, a Florida  corporation named World Energy Solutions,  Inc. (“Old WESI”) merged with Advanced 3D Ultrasound, Inc. (ADVU) with ADVU being the legal acquirer but Old WESI being the accounting  acquirer (the “August 2005 Merger”).  ADVU was the surviving entity of the August 2005 Merger and subsequently changed its name to WESI.

ADVU, Old WESI, and New WESI, prior to merging with PTS, had no revenues and minimal assets and activity.  PTS has been the operating manufacturer before and after the merger.

WESI manufactures and sells transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and applications to distributors and customers throughout the United States.  Although this activity is expected to continue, the Company plans to implement a new business model to market a multi-product package to commercial, industrial  and residential facilities in order to lower their overall cost of electric, gas and water of these  facilities.  The Company plans to market its package both by direct sales as well as a Shared  Revenue  Program  (SRP) where the Company pays for the entire  installation  cost of the product package in return for payments of a  percentage  of the savings  realized by the  facilities  using the product package.  This new business model is expected to increase revenues and profits for the Company.  The Company also intends to aggressively develop and market its H2O technology and its pure air technology.

Liquidity and Capital Resources

Our cash decreased to approximately $88,000 as of December 31, 2006 compared to $240,000 as of December 31, 2005.  This decrease is due mostly to the Company paying off debt. Additionally, during 2005, the Company realized proceeds of approximately $321,000 from the sale of land held for investment.

The cash used in operations in 2006 decreased from the cash used in operations in 2005 by approximately $227,000.  Although gross profit from sales increased, payroll, consulting, advertising and research and development expenses increased mainly due to the issuance of stock for services.

We do not believe our working capital is sufficient to run our operations at current or proposed operating levels.  Operations in 2006 have been funded in part by increased sales, and the sale of common stock and such funding will need to continue in order to allow us to implement our new business model.  The Company has been successful in acquiring certain services through consulting agreements that are funded in part or full by the issuance of common stock.  The Company plans on offering another private placement in 2007 and plans to introduce new products into the market.  With planned increased marketing efforts and the research and development that are currently in place, the Company anticipates these products entering the market during 2007.

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

Valuation Allowance on Deferred Tax Assets

SFAS No. 109, "Accounting for Income Taxes" requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing  the  likelihood  of future  realization  of our  deferred  tax assets including our recent  cumulative  earnings  experience,  expectations  of future taxable  income,  the  carry-forward  periods  available to us for tax reporting purposes and other relevant factors.  At December 31, 2006, our net deferred tax assets are $4,958,400 comprised principally of net operating loss carry forwards (NOLs).  Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a pro rata basis.

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

2006 Compared to 2005

Total product sales for 2006 were approximately $555,000, an 18% increase from 2005 sales of approximately $472,000 due to increased demand for the Company's product.  There was one major customer in 2006 that accounted for 12.9% of our total sales.  There was no major customer in 2005.

Gross profit on sales increased to 55% in 2006 from 49% in 2005.  This increase is due in part to increased efficiencies and the product sales mixture.

Our general and administrative expenses increased to $5,065,407 in 2006 from $1,232,568 in 2005.  The majority of the increase is due to the issuance of common stock for services. During 2006, the Company entered several new consulting agreements and two employment agreements with management.  All of these agreements resulted in the issuance of common stock for services. Some of these consulting agreements are the subject of litigation identified above.  Additionally, total payroll and rent have increased due to normal annual increases.

Forward-looking Statement

All  statements  other than  statements  of  historical  fact in this report are “forward-looking  statements”  as defined in the Private  Securities  Litigation Reform Act of 1995, and are based on  management's  current  expectations of the Company's  near  term  results,  based  on  current  information  available  and pertaining to the Company.  The Company assumes no obligation to update publicly any forward-looking statements.  Actual results may differ materially from those projected in the forward-looking statements.

Item 7.  Financial Statements.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company’s management recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company.  After evaluating the  effectiveness  of our  “disclosure  controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 (the  “Evaluation  Date”),  the  Company’s  management  has concluded,  as of the  Evaluation  Date, the Company’s  disclosure  controls and procedures were adequate and designed to ensure the  information  required to be disclosed in the reports filed or submitted by us under the Securities  Exchange Act of  1934  is  recorded,  processed,  summarized  and  reported  with  in the requisite time periods.

(b) Effectiveness of Internal Control

The Company’s management is reviewing the Company’s internal controls over financial reporting to determine the most suitable recognized control framework.  The  Company  will  give  great  weight  and  deference  to the  product  of the discussions  of the SEC’s Advisory  Committee on Smaller  Public  Companies (the “Advisory Committee”) and the Committee of Sponsoring  Organizations' task force entitled  Implementing  the COSO Control  Framework in Smaller  Businesses  (the “Task  Force”).  Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers.  The Company's management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company.  For the same reason, the Company's registered accounting firm has not issued an “attestation report” on the Company management’s assessment of internal controls.

(c) Changes in Internal Controls

After  evaluation by the Company’s  management,  the  Company’s  management  has determined there were no significant  changes in the Company’s internal controls or in other  factors  that could  significantly  affect the  Company’s  internal controls subsequent to the Evaluation Date.

Item 8B.  Other Information.

None.

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

         Compliance With Section 16(a) of the Exchange Act.

Five (5) directors, constituting the entire Board of Directors, serve until the next Annual Meeting of shareholders, or until a successor shall be elected and shall qualify:

Name

Age

Principal Occupation

Year First Became

Director

Benjamin C. Croxton

58

CEO, CFO and Director

2005

Mike Prentice

76

President and Director

2005

Dr. Robert Kratz

76

Franchise Public Utility

2006

Officer/Owner

Peter James

62

Consultant

2006

Keith Drucker

37

Consultant

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

Mr. Peter James has extensive experience in international marketing and business finance. He created and managed his own management consulting firm and a public accounting practice following the founding of a regional consulting practice for Price Waterhouse, in the UK.  He is a Certified Accountant and Chartered Secretary (General Counsel & commercial lawyer) in the United Kingdom with a BSc (Econ) from University Glamorgan and MBA from University Cranfield. He is an Associate Fellow of the Royal Institute of Navigation, a Fellow of the Institute of Management and a Fellow of the Nautical Institute.

Mr. James is a former President of Cardiff Chamber of Commerce and was instrumental in the twinning of Xiamen, China with the City of Cardiff in 1986, the first such twinning with a Chinese City.  He has worked extensively in Europe and is active in the development of trade links in former Soviet states and the newly democratic states of Central Europe.

Mr. James was a founder Director of Cardiff World Trade Center, being involved in the planning and promotion of the entity, the arrangement of funding and monitoring of operations from its inauguration.  He is a Director of World Trade Centre (Holdings), Ltd, which owns, for development, a number of WTCA franchises in the UK.  He was first Chairman of the Board of World Trade Center Holdings, Inc. in the USA, where he is normally resident.  He owns a commercial property company in the UK.  In the USA, he is President of Euro-American Strategies, LLC, an international marketing company for defence and homeland security products and services.  He is also a member of the prestigious SPECTRUM Group of Washington defense consultants and lobbyists.

Mr. James served a parallel career in the Royal Naval Reserve.  A navigator and mine- countermeasures specialist, he commanded minesweepers, patrol craft and shore bases.  He served in most of the UK emergencies including the South Atlantic campaign for which he was made an MBE.  He is a former Secretary General of the Inter-Allied (NATO) Confederation of Reserve Organisations (CIOR), representing some 8 million of NATO’s reserve forces, in the Military Committee, International Military Staff and other NATO agencies.  In that capacity, he enjoyed high access to the Ministries of Defence and Interior of NATO, former Soviet and Warsaw Pact Countries.  He retired as a Captain, RNR after 35 years service.  Mr. James’ combination of business and military experience gives him a unique understanding of the Eastern European geopolitical and economic environments and their political cultures. Mr. James is a visiting lecturer in International Affairs at the National Defense University, Washington, DC.

From December, 2002 to March, 2006, Mr. Drucker served as Vice President of Corporate Development and Vice President of Operations for Global Signal, Inc., a provider of wireless, internet and broadband communications facilities based out of Sarasota, Florida.  While at Global

Signal, Mr. Drucker was instrumental in restructuring Global Signal’s organizational infrastructure and business process engineering.  In addition, Mr. Drucker played a senior role in managing the acquisition, integration and securitization of over 7,900 real estate assets.  From January, 1999 to December, 2002, Mr. Drucker served as a Director for SpectraSite Communications, Inc., now American Tower.  While at SpectraSite, Mr. Drucker held several strategic roles focused on organizational and business process redevelopment, including leasing operations, mergers and acquisitions, and asset information management.  From 1997 through July, 2000, Mr. Drucker was a Manager and Account Executive with SBA Communications, Inc.  While at SBA, Mr. Drucker was accountable for various aspects of the tower leasing and carrier deployment process.  In addition, Mr. Drucker was responsible for the construction and maintenance of SBA’s Network Operations Center.  Mr. Drucker received a Bachelor of Science in Business Communication from Bentley College.  Mr. Drucker is not presently an officer or director of any other reporting company.  During the last two years, Mr. Drucker has not been a party to any transaction involving the Company.

Dr. Robert C. Kratz, D.M.V. was engaged in a full-time dental practice from 1955 through 2000.  In early 1980, Mr. Kratz obtained a mortgage license for the state of Florida.  He then funded over 100 first mortgages on owner-occupied homes.  In 1979, Mr. Kratz acquired agricultural land which was rezoned for residential purposes.  Thereafter Mr. Kratz participated in the construction of a wastewater treatment plant to service the residential development and continues to be an owner and officer of the franchise public utility.  Mr. Kratz has been an investor in the stock market since age 12.  Mr. Kratz has significant experience as an investor in the stock option market and has enjoyed substantial success in the buying and selling of listed stock options.

Directors, including directors also serving the Company in another capacity and receiving separate compensation  therefore shall be entitled  to receive from the Company  as  compensation  for  their  services  as  directors  such  reasonable compensation  as the board may from time to time  determine,  and shall  also be entitled to  reimbursements  for any reasonable  expenses  incurred in attending meetings  of  directors.  To date, the Board of Directors has received no compensation, and no attendance fees have been paid.

Audit Committee Financial Expert

No one  on our  Board  of  Directors  can be  deemed  to be an  audit  committee financial  expert.  Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within our executive management, which is comprised of two persons.  We recognize  that having  a person  who  possesses  all of the  attributes  of an audit  committee financial  expert  would be a  valuable  addition  to our  Board  of  Directors, however,  we are not, at this time, able to compensate such a person  therefore, we may find it difficult to attract such a candidate.

Code of Ethics

We have  adopted  a code of  ethics  that  applies  to our  principal  executive officer,   principal   financial  officer,   principal   accounting  officer  or controller,  or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.  Requests should be addressed to Investor Relations Department, c/o World Energy Solutions, Inc., 3900 31st Street North, St. Petersburg, Florida 33714.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensa-tion($)
Benjamin C. Croxton, Chief Executive Officer, Chief Financial Officer, Director	2006	$156,000	-0-	-0-	-0-	-0-	-0-	-0-
	2005	$18,000	-0-	-0-	-0-	-0-	-0-	-0- (1)
Mike Prentice, President, Director	2006	$156,000	-0-	-0-	-0-	-0-	-0-	-0-
	2005	$18,000	-0-	-0-	-0-	-0-	-0-	-0- (1)
Peter James, Director	2006	$36,000	-0-	-0-	-0-	-0-	-0-	-0-

(1)  Does not include salary paid by Professional Technical Systems, Inc.

On January 31, 2006, the Company entered into employment agreements with its Mr. Croxton and Mr. Prentice.  The agreements provide for annual salaries of $156,000 and the transfer of 600,000 shares of Company common stock.  The common stock transferred to Messrs. Croxton and Prentice under the agreements has been cancelled.  The  employment  agreements  contain a non-compete  agreement  and  provide  for  severance  pay  equal to one year base salary.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The  following  table  shows  the  ownership  of the  Common  Stock  of the Company on  March 23, 2007, by each person  who, to the knowledge of the Company, owned  beneficially  more than ten percent (10%) of such stock, the ownership of each  director,  and the  ownership  of all  directors  (designated with a “D”) and officers as a group.  Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Names and Address of Individual

Amount and Nature of

Approximate %

or Identity of Group

Beneficial Ownership

of Class

Benjamin C. Croxton

(D)

7,217,176

23.30%

3900A 31st Street North

St. Petersburg, FL 33714

Mike Prentice

(D)

5,571,176

17.98%

3900A 31st Street North

St. Petersburg, FL 33714

Dr. Robert C. Kratz

(D)

2,000,000

6.5%

10110 Tarpon Springs Rd.

Odessa, FL 33556

Rachel Steele

4,373,008 (1)

14.12%

All Officers and Directors as a group

14,788,352

48.42%

(1) Includes 1,385,000 shares held by Rajax, Inc. and 2,000,000 shares held as custodian.  Note that all shares held by Rachel Steele individually and beneficially are the subject of litigation by the Company recover such shares as described in Item 3 above. Ms. Steele is not an officer or director of the Company

Item 12.  Certain Relationships and Related Transactions.

Interest  expense  recorded on debts owed the  President of the Company  totaled $6,218 and  $14,717  for  the  years  ended   December   31,  2006  and  2005, respectively. See Note 5 for details of related party debt.

During the year ended December 31, 2006, the Company entered into employment agreements with both the CEO and with the President and Chairman of the Board.  The agreements each became effective January 31, 2006 and granted to each of the above employees a base salary of $3,000 per week, certain company benefits and the issuance of 600,000 common stock in connection with an offering of securities conducted by the Company pursuant to the United States Securities and Exchange Commission Form S-8.  These shares were issued to the employees in February, 2006.  The shares were valued at the stock closing price of $1.45 on the date of execution and effective date of the agreement, which resulted in a total of $870,000 per employee or a total of $1,740,000 expense.  Since there were no vesting or performance requirements for the issuance of the shares, the full expense was recognized during the first quarter.

In December, 2006, the Board of Directors approved the cancellation of these and other shares that had been issued to certain consultants (see footnote 10) due to the performance expectations of the Company related to these agreements not being met.

Item 13.  Exhibits.

Exhibit Number

Location

and Description

Reference

---------------------------------------------------------------------------------------------------

(a) Reports of Independent Certified Accountants

Filed Herewith

(b) Financial Statements

Filed Herewith

(c) Exhibits required by Item 601, Regulation S-B:

    (1.0)   Underwriting Agreement

None

    (2.0)   Plan of purchase, sale, reorganization, arrangement,

            liquidation, or succession

            (2.1)   Agreement and Plan of Merger Between

See Exhibit Key

                    Registrant and World Energy Solutions, Inc

            (2.2)

Agreement and Plan of Merger Between

See Exhibit Key

Registrant and Professional Technical

Systems, Inc.

(3.0)    Articles of incorporation and by-laws

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

November 23, 1998.

(3.2)

Articles of Amendment (Name Change,

See Exhibit Key

Authorized  Shares, & Issuance of Shares).

(3.3)

Articles of Amendment (Increasing Authorized

See Exhibit Key

Common Shares)

(3.4)

By-Laws filed November 23, 1998.

See Exhibit Key

(4.0)

Instruments  defining  the rights of security

holders,  including indentures

            (4.1)   Specimen Share Certificate for Class A

Convertible Preferred Stock

Filed Herewith

(9.0)

Voting Trust Agreement

None

(10.0)

Material Contracts

            (10.1)  Strategic Alliance Agreement Between

See Exhibit Key

the Company and UTEK Corporation.

(10.2)

Employment Agreement with Benjamin Croxton

See Exhibit Key

dated January 31, 2006.

(10.3)

Employment Agreement with Mike Prentice

See Exhibit Key

dated January 31, 2006.

(10.4)

Consulting Agreement with Robert J. Depalo

See Exhibit Key

dated January 31, 2006.

(10.5)

Consulting Agreement with Thomas Kurk

See Exhibit Key

dated January 31, 2006.

(10.6)

Consulting Agreement with George Walker

See Exhibit Key

dated January 31, 2006.

(10.7)

Consulting Agreement with Nancy W. Hunt

See Exhibit Key

dated January 31, 2006.

(10.8)

Consulting Agreement with Dan Witherspoon

See Exhibit Key

dated January 31, 2006.

(10.9)

Consulting Agreement with Rachel Steele

See Exhibit Key

dated January 31, 2006.

(10.10)

Agreement and Plan of Acquisition with UTEK

See Exhibit Key

Corporation, a Delaware corporation dated

October 11, 2006.

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

Subsidiaries of Registrant

None

(22.0)

Published Report re:  Matters Submitted to Vote of

            Security Holders

None

(23.0)

Consents of Experts and Counsel

None

(24.0)

Power of Attorney

None

(31.0)

Rule 13a-14(a) / 15d-14(a) Certifications

Filed Herewith

(32.0)

Certification pursuant to 18 U.S.C. Section 1350,

Filed Herewith

            as adopted pursuant to Section 906 of the

            Sarbanes-Oxley Act of 2002

(99.0)

Additional exhibits

None

(d)

Reports on Form 8-K

See Exhibit Key

                                 Exhibit Key

--------------------------------------------------------------------------------

2.1

Incorporated by reference to the Company's Form 8-K filed with the

Securities and Exchange Commission on August 19, 2005.

2.2

Incorporated by reference to the Company's Form 8-K filed with the

Securities and Exchange Commission on November 14, 2005.

3.1

Incorporated by reference to the Company’s Form 10KSB 12G filed with the Securities and Exchange Commission on November 23, 1998.

3.2

Incorporated by reference to the Company's Form 10QSB filed with the

Securities and Exchange Commission on November 18, 2005.

3.3

Incorporated by reference to the Company's Schedule 14A filed with the

Securities and Exchange Commission on December 22, 2006.

3.4

Incorporated by reference to the Company’s Form 10KSB 12G filed with the Securities and Exchange Commission on November 23, 1998.

10.1

Incorporated by reference to the Company's Form 8-K filed with the

Securities and Exchange Commission on September 13, 2005.

10.2

Incorporated by reference to the Company’s Form S-8 filed with the

Securities and Exchange Commission on January 31, 2006.

10.3

Incorporated by reference to the Company’s Form S-8 filed with the

Securities and Exchange Commission on January 31, 2006.

10.4

Incorporated by reference to the Company’s Form S-8 filed with the

Securities and Exchange Commission on January 31, 2006.

10.5

Incorporated by reference to the Company’s Form S-8 filed with the

Securities and Exchange Commission on January 31, 2006.

10.6

Incorporated by reference to the Company’s Form S-8 filed with the

Securities and Exchange Commission on January 31, 2006.

10.7

Incorporated by reference to the Company’s Form S-8 filed with the

Securities and Exchange Commission on January 31, 2006.

10.8

Incorporated by reference to the Company’s Form S-8 filed with the

Securities and Exchange Commission on January 31, 2006.

10.9

Incorporated by reference to the Company’s Form S-8 filed with the

Securities and Exchange Commission on January 31, 2006.

10.10

Incorporated by reference to the Company's Form 8-K filed with the

Securities and Exchange Commission on October 17, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant,  Ferlita, Walsh & Gonzalez,  P.A. for the audit of the  registrant's  annual  financial  statements  and review of financial  statements  included in the registrant's Form 10-QSB or services that are  normally  provided by the  accountant  in  connection  with  statutory  and regulatory filings or engagements for those fiscal years was $109,701.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Ferlita, Walsh & Gonzalez,  P.A. that are reasonably related to the  performance  of the  audit  or  review  of  the  registrant's  financial statements  and are not reported  under the caption  "Audit Fees" was $0.  The nature of the services comprising the fees disclosed under this category was:  N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Ferlita, Walsh & Gonzalez, P.A. for tax compliance, tax advice, and tax planning was $3,354.

All Other Fees,

The aggregate  fees billed in each of the last two fiscal years for products and services  provided by Ferlita,  Walsh & Gonzalez,  P.A., other than the services reported  above were $0 in paragraphs  (e)(1)  through (e)(3) of this section.   The nature of the services comprising the fees disclosed under this category was: N/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WORLD ENERGY SOLUTIONS, INC.

Date: April 2, 2007

By:  /s/ BENJAMIN C. CROXTON

                                               --------------------------------------------

                                                  BENJAMIN C. CROXTON,

                                                  Chief Executive Officer

                                                  Chief Operating Officer

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flow

F-4

Consolidated Statements of Stockholders’ Equity

F-6

Notes to Financial Statements

F-7 – F-25

[Letterhead of Ferlita, Walsh & Gonzalez, PA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

World Energy Solutions, Inc.

St. Petersburg, Florida

We have audited the accompanying consolidated balance sheet of World Energy Solutions, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Energy Solutions, Inc. and subsidiary as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Ferlita, Walsh & Gonzalez, PA

Tampa, Florida

March 21, 2007

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

CONSOLIDATED BALANCE SHEET

FOR THE YEAR ENDED DECEMBER 31, 2006

ASSETS

Current assets

Cash	$88,400
Accounts receivable	56,121
Inventory	98,529
Prepaid expenses	368,349
Other current assets	261,945

Total current assets	873,344

Property and equipment, net	67,142

Other assets

License agreements	61,660

Total Assets	$1,002,146

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$16,775
Accrued expenses	258,791
Accrued dividends	33,750
Advance payments from dealers and customers	16,047

Total current liabilities	325,363

Commitments and contingencies	-
Stockholders' Equity

Preferred stock; $.0001 par value; 100,000,000 shares authorized and 100,000 issued
10

Common stock; $.0001 par value; 100,000,000 shares
authorized; 27,255,140 shares issued and outstanding	2,724
Paid-in capital	10,937,020
Accumulated deficit	(10,262,971)
Total stockholders' equity	676,783
Total liabilities and Stockholders' Equity	$1,002,146

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Net sales	$554,983	$471,469
Cost of goods sold	247,816	239,447

Gross profit	307,167	232,022

Payroll expense	2,272,900	435,996
Professional and consulting expense	1,602,088	612,293
Research and development	398,447	230,521
Other general and administrative expenses	1,099,139	185,780

Earnings (loss) from operations	(5,065,407)	(1,232,568)

Other income (expense)
Gain (loss) on disposal of property and equipment	(937)	47,457
Impairment loss	(3,456,631)	-
Interest expense	(6,218)	(20,904)
Miscellaneous income (expense)	(1,663)	537

Total other income (expense)	(3,465,449)	27,090

Earnings (loss) before provision
for income taxes	(8,530,856)	(1,205,478)
Provision for income taxes	-	-
Net loss	(8,530,856)	(1,205,478)
Preferred stock dividends	33,750	-
Net loss available to common shareholders	$(8,564,606)	$(1,205,478)
Loss per common share	$(0.03)	$(0.07)
Weighted average common shares outstanding	30,539,552	16,846,073

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash flows from operating activities:
Net loss	$(8,530,856)	$(1,205,478)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	16,354	14,352
Impairment loss	3,456,631	-
(Gain) loss on disposal of property and equipment	937	(47,457)
Stock issued to employees for services	1,740,000	-
Stock issued to consultants	2,345,496	-
(Increase) decrease in:
Accounts receivable	(6,337)	1,333
Inventory	13,289	33,107
Prepaid expenses and other current assets	16,904	17,911
Deposits	-	(340)
Increase (decrease) in:
Accounts payable	(12,050)	(13,133)
Accrued expenses	(11,204)	161
Advance payments from dealers and customers	(3,010)	(1,412)

Total adjustments	7,557,010	4,522

Net cash used in operating activities:	(973,846)	(1,200,956)
Cash flows from investing activities

Purchase of equipment	(10,963)	(4,387)
Investment in subsidiary	300,000	-
Loans to others	(30,000)	-
Proceeds from disposal of property and equipment	100	324,404
Net cash provided by investing activities	259,137	320,017

Cash flows from financing activities:

Proceeds from issuance of common stock	794,800	1,188,125
Payments for common stock redeemed	-	(8,567)
Repayment of loans payable to related parties	(161,097)	(125,944)
Repayment of long-term debt	(70,788)	(35,287)
Proceeds from reverse merger	-	845

Net cash provided by financing activities	562,915	1,019,172
Net increase (decrease) in cash	(151,794)	138,233
Cash, beginning of year	240,194	101,961
Cash, end of year	$88,400	$240,194

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(continued)

	2006	2005

Supplemental disclosures of noncash investing and financing activities:

Common stock issued for consulting services	$2,264,565	$-
Common stock issued for employment services	$1,740,000	$-
Convertible preferred shares issued for
acquisition of Pure Air Technologies, inc.	$4,050,000	$-
Long-term debt repaid with proceeds from
sale of property and equipment	$-	$210,000

The company acquired the net assets of World Energy Services, Inc. in exchange for all the company’s capital stock. In conjunction with the recapitalization, liabilities were assumed as follows:

Fair value of assets acquired	$-	$111,845
Liabilities assumed	-	(86,100)
Increase in common stock and paid-in capital	$-	$25,745

Dividends payable	$33,750	$-

Supplemental cash flow information:

Cash paid in interest	$8,322	$18,801
Cash paid for income taxes	$-	$-

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMGER 31, 2006 AND 2005

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	-	$-	18,884,675	$18,885	$755,690	$(492,887)	$281,688
Issuance of stock for cash	-	-	2,046,250	2,046	1,186,079	-	1,188,125
Stock redeemed	-	-	(8,566,500)	(8,567)	-	-	(8,567)
Recapitalization as a result of merger	-	-	11,692,976	1,169	24,576	-	25,745
Change in par value	-	-	-	(11,128)	11,128	-	-
Net loss	-	-	-	-	-	(1,205,478)	(1,205,478)
Balance, December 31, 2005	-	-	24,057,401	2,405	1,977,473	(1,698,365)	281,513

Issuance of stock for cash	-	-	1,589,600	159	794,641	-	794,800
Issuance of stock for services	-	-	9,317,139	931	7,268,645	-	7,269,576
Cancellation of shares for services	-	-	(7,709,000)	(771)	(3,153,729)	-	(3,154,640)
Issuance of stock for acquisition	100,000	10	-	-	4,049,990	-	4,050,000
Preferred stock dividends	-	-	-	-	-	(33,750)	(33,750)
Net loss	-	-	-	-	-	8,530,856)	(8,530,856)
Balance, December 31, 2006	100,000	$10	27,255,140	$2,724	$10,937,020	$(10,262,971)	$676,783

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)  Significant Accounting Policies:

The following is a summary of the significant accounting policies and practices of World Energy Solutions, Inc.  (the “Company”) which affect the accompanying financial statements.

(a) Organization - Advanced 3-D Ultrasound Services, Inc. was incorporated on September 23, 1997.  Advanced 3D Ultrasound Services, Inc. merged with World Energy Solutions, Inc. (WESI) effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. remained as the surviving entity as the legal acquirer, while WESI was the accounting acquirer (see note 2).

On November 7, 2005, Advanced 3D Ultrasound Services, Inc. changed its name to World Energy Solutions, Inc.

On November 7, 2005, WESI merged with Professional Technical Systems, Inc.  (PTS).  WESI remained as the surviving entity as the legal acquirer, while PTS was the accounting acquirer (see note 2).

On October 11, 2006, WESI acquired Pure Air Technologies, Inc.(PATI), a subsidiary of UTEK Corporation in a tax-free stock for stock exchange.  The Company issued 100,000 shares of Series A convertible preferred stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of PATI, assignment of a world wide exclusive technology license, a        sponsored research agreement and $300,000 cash (see note 2).

(b) Operations - The Company manufactures and sells transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and applications to distributors and customers throughout the United States.  Sales revenue in the accompanying financial statements is entirely from the sale of transient voltage surge suppressors and is recorded on the accrual method of accounting.  The Company is located in St. Petersburg, Florida.

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

(e) Accounts receivable - The Company carries its accounts receivable at cost less an allowance for doubtful accounts which is based on management’s assessment of the collectibility of accounts receivable.  Based on management's assessment, an allowance was not required at December 31, 2006 and 2005.

(f) Inventory - Inventory is stated at the lower of average cost or market and includes costs of materials, labor and manufacturing overhead.

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)  Significant Accounting Policies: (continued)

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

(h) Warranty costs - The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. The warranty reserve as of December 31, 2006 and 2005 was $5,227.

(i) Freight costs - The Company includes freight-in costs in cost of goods sold. Total freight-in included in cost of goods sold for the years ended December 31, 2006 and 2005 was $2,500 and $7,115, respectively.

(j) Advertising expense - The Company expenses advertising costs as incurred. Advertising expense was $858,897 and $6,744 for the years ended December 31, 2006 and 2005, respectively.  During the year ended December 31, 2006, the Company entered into a marketing and advertising agreement for services to be provided for the consideration of $1,000,000 of restricted common stock (see footnote 10).  The expense related to this agreement is being amortized over the term of the services to be performed which is one year.  As of December 31, 2006, $833,333 related to this agreement had been expensed to advertising expense.

(k)  Research and development costs – In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Capitalized research and development assets with alternative future uses are amortized to research and development expense over the estimated useful life of the asset.  For the years ended December 31, 2006 and 2005, $398,447 and $230,521 were expensed to research and development, respectively.

(l) Fair value of financial instruments - The carrying amounts reported in the balance sheets for cash, receivables and payables are a reasonable estimate of fair value.

(m) Earnings (loss) per common share - Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)  Significant Accounting Policies: (continued)

		2006		2005
Net income (loss) per share basic and diluted:
Net income(loss)		$(8,564,606)		$(1,205,478)
Weighted average shares		30,539,552		16,846,073
Net income (loss) per share	$	(0.03)	$	(0.07)

There were no dilutive common stock equivalents as of December 31, 2006 and 2005.

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

As of the years ended December 31, 2006 and 2005, the Company had written off $3,456,631 and $0, respectively of intangible assets (see footnote 2).

(o) Certain reclassifications have been made to the financial statements as of and for the year ended December 31, 2005 to conform to the presentation as of and for the year ended December 31, 2006.

(p) Principles of consolidation –the consolidated financial statements as of and for the year ended December 31, 2006 include the accounts of Pure Air Technologies, Inc.(incorporated August 7, 2006). Significant intercompany balances and transactions have been eliminated in consolidation.

(q) Industry segment – In accordance with SFAS 131 (as amended), “Disclosures about Segments of an Enterprise and Related Information (as amended)” a company is required to disclose selected financial information and other related information about its operating segments.  Operating segments are components of an enterprise that engage in separately identifiable business activities from the Company’s main operations and for which separate financial information is maintained.

The Company considers its research and development to be a segment, as the research is for product lines separable from the Company’s main line of business.  As of December 31, 2006 and 2005, expenses related to this segment were $398,447 and $230,521, respectively.  As of the years ended December 31, 2006 and 2005, the research and development segment had a total of $54,736

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1)  Significant Accounting Policies: (continued)

and $43,772 of assets at cost and $14,629 and $7,574 of related accumulated depreciation, respectively.  These assets are amortized to research and development expense over their estimated useful lives, ranging from five to seven years.

(r) Share Based Payments - The Company has adopted Financial Accounting Standards Board (FASB) Statement 123R, Share Based Payments, Revised (SFAS 123R) and the related FASB Staff Positions (FSPs) effective January 1, 2006.  Prior to the adoption of SFAS 123R, the Company followed the guidance of FAS 123 and APB 25, for the valuation of share based payments.  The valuation of share based payments for the years ended December 31, 2006 and 2005 were in compliance with the above guidances.

(2)  Mergers and acquisitions:

On August 17, 2005, Advanced 3D Ultrasound, Inc.  (ADVU)  acquired all of the outstanding common stock of WESI. For accounting purposes, the acquisition has been treated as a recapitalization of ADVU with WESI as the acquirer (reverse acquisition).  Each WESI shareholder received one share of restricted common stock of ADVU for each share of WESI common stock held by the WESI shareholders. As of August 16, 2005, WESI had 11,463,500 shares of common stock issued and outstanding.  As of August 16, 2005, ADVU had 198,063 shares of common stock issued and outstanding.   Immediately   following the merger, World Energy Solutions, Inc. had 11,661,563 shares of common stock issued and outstanding.

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

On October 11, 2006, WESI acquired 100% of the issued and outstanding stock of Pure Air Technologies, Inc. (PATI), a subsidiary of UTEK Corporation in a tax free stock for stock exchange.  PATI was incorporated in the State of Florida on August 7, 2006 and had no prior accounting activity and no liabilities as of the date of the acquisition. The Company issued 100,000 shares of WESI Series A convertible preferred stock in exchange for $300,000 cash, $231,709 of prepaid sponsored research and license agreements, including a world wide exclusive license in the

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(2)  Mergers and Acquisitions: (continued)

field of air purification, for a technology designed to help eliminate organic and biological airborne organisms.  At any time after one year, at the election of UTEK, the convertible preferred stock can convert into $4,050,000 of restricted common stock of WESI, based on the previous ten day average closing bid price on the date of conversion.  With a minimum of at least ten cents ($0.10)

per share; thereby limiting the maximum number of restricted common shares to be received upon conversion to 40,500,000.

During the twelve month period in which UTEK is holding the preferred stock, WESI shall pay interest at an annual rate of 5%, compounded quarterly, payable in cash or common shares of WESI.  As of December 31, 2006, $33,750 of dividend expense had been recognized, representing the accrued interest. The acquisition of PATI was considered to be a purchase of productive assets, per the guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business” as a result of the analysis of the inputs, processes and outputs and consideration of the total concentration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill was recognized on the purchase.

The intellectual rights were valued at $3,456,631 at the time of the acquisition. While the Company anticipates further development of the related technology, as of December 31, 2006, the technology had not yet been tested on the market nor had there been any related sales.  Estimation of future sales could not be determined as the technology is not yet ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, the consideration of other similar technology entering the market prior to the Company can not be determined.  Based on the above factors, the Company concluded that the valuation of the intangible could not be fully supported and therefore as of December 31, 2006, the Company deemed the intellectual rights impaired and wrote them off.

Subsequent to the year ended December 31, 2006, the Company obtained alternate research sources and anticipates a refund of the prepaid sponsored research.  The amount has been reclassified from prepaid expenses to other current receivables as of December 31, 2006.

(3)  Inventory:

Inventory consists of the following at December 31:

2006
Raw materials	$67,719
Work-in-process	1,252
Finished goods	13,090
Purchased finished goods	29,525
$111,586
Less allowance for obsolescence	13,057
$98,529

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(4)   Other Current Assets:

Other current assets include a receivable for prepaid sponsored research in the amount of $231,709.  During the year ended December 31, 2006, the Company loaned $30,000 to a consultant.  The loan becomes fully due and payable in one year and accrues interest at 6% annum.  As of December 31, 2006, accrued interest was $234 and is included in other current assets.

(5)   Property and Equipment:

Property and equipment consist of the following at December 31:

2006
Office equipment	$31,635
Manufacturing equipment	46,035
Furniture and fixtures	9,522
Vehicles	-
Research and development vehicles	10,964
Research and development equipment	43,772
Leasehold improvements	18,158
160,086
Less accumulated depreciation	92,944
$67,142

Office equipment at December 31, 2006 includes equipment acquired under a capital lease with a capitalized value of $16,073.  Related amortization included in accumulated depreciation was $10,314 and $7,100 at December 31, 2006 and 2005, respectively.

(6)  Other Assets:

Other assets include license agreements in the amount of $61,600 for world wide exclusive license in the field of air purification, for a technology designed to help eliminate organic and biological airborne organisms.  The license has a life of 17 years.

(7)  Notes and Loans Payable:

During the year ended December 31, 2005, the Company had loans payable to related parties representing loans or advances owed to the President or CFO of the Company, who are also stockholders of the Company. The loan from the President accrued interest at 8%, was due on demand and was uncollateralized.  The loan from the CFO was non-interest bearing.  During the year ended December 31, 2006, both of these related party loans were paid in full and as of the year then ended, there were no related party payables.

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(8)  Lease Commitments:

The Company maintains two facilities: its main office which houses the corporate and manufacturing facilities and a second unit used for research and development within the same industrial complex and has two separate leases related to these facilities. The main office lease has a term expiring on September 30, 2007.  During the term of the lease the Company is required to maintain comprehensive public liability insurance, including property damage for the benefit of the Company and the lessor.

The research and development lease expires on October 14, 2007 and the payment of its rent is guaranteed by the Company's President. The lease requires the Company to maintain comprehensive general liability insurance with minimum limits of $1,000,000 combined single limit coverage of bodily injury, property damage or combination thereof.  The lessor shall be listed as an additional insured on this policy.

As of December 31, 2006, the minimum rental payments due under these operating leases are as follows:

December 31,	Amount
2007	$44,961
2008	-
2009	-
2010	-
2011	-
Thereafter	-
$44,961

Total rent expense on these leases was $58,997 and $52,372 for the years ended December 31, 2006 and 2005, respectively.

(9)  Related Party Transactions:

Interest  expense  recorded on debts owed the  President of the Company  totaled $6,218 and  $14,717  for  the  years  ended   December   31,  2006  and  2005, respectively. See Note 5 for details of related party debt.

During the year ended December 31, 2006, the Company entered into employment agreements with both the CEO and with the President and Chairman of the Board.  The agreements each became effective January 31, 2006 and granted to each of the above employees a base salary of $3,000 per week, certain company benefits and the issuance of 600,000 common stock in connection with an offering of securities conducted by the Company pursuant to the United States Securities and Exchange Commission Form S-8.  These shares were issued to the employees in February, 2006.  The shares were valued at the stock closing price of $1.45 on the date of execution

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(9) Related Party Transactions: (continued)

and effective date of the agreement, which resulted in a total of $870,000 per employee or a total of $1,740,000 expense.  Since there were no vesting or performance requirements for the issuance of the shares, the full expense was recognized during the first quarter.

In December 2006, the Board of Directors approved the cancellation of these and other shares that had been issued to certain consultants (see footnote 10) due to the performance expectations of the Company related to these agreements not being met.

The employment agreements did not specify any specific performance conditions that had to be met for the employees to receive the common shares.  Since the employees are still actively employed by these agreements and all other terms of the agreement remain in place, the cancellation of these shares was accounted for by the guidance of FAS 123R, “Share Based Payment (as amended)”.  The cancellation was not accompanied by a replacement award and management has no anticipation to replace these awards of stock, so it was accounted for as a repurchase for no consideration and the shares were immediately cancelled.  Accordingly, the compensation expense recognized for these shares during the first quarter in 2006, remained recorded.

(10)  Concentrations of Credit Risk:

The Company sells its products to customers on an open credit basis.  The Company's  trade  accounts  receivable  are  due  from  such  customers  and are generally  uncollateralized.  During 2006, one customer accounted for 12.9% of Company sales.  No one customer accounted for more than 10% of Company sales in 2005.

(11)  Income Taxes:

The provision for federal and state income taxes for the years ended December 31 is as follows:

	2006	2005
Current	$-	$-
Deferred	-	-
Total Provision for Income Taxes	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(11)  Income Taxes: (continued)

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$4,963,490	$3,963,000
Other	7,610	1,000
Total deferred tax assets	$4,971,100	$3,964,000

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$12,700	$15,000
Total deferred tax liabilities	$12,700	$15,000
Net deferred tax asset before valuation allowance	$4,958,400	$3,949,000
Valuation allowance	(4,958,400)	(3,949,000)
Net deferred tax asset	$-	$-

The Company has recorded a 100% valuation allowance against the net deferred tax asset at December 31, 2006 and 2005 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards. The valuation allowance increased $1,009,400 and $3,841,464 in 2006 and 2005, respectively.  At December 31, 2006, the Company has available unused federal net operating losses of approximately $13,190,257 that may be used against future taxable income and if not utilized, will expire by the end of 2025.

(12) Stock Transactions:

The Company entered into employment agreements with the CEO and the President and Chairman of the Board on January 31, 2006.  In addition to a weekly base salary, the compensation included the issuance of 600,000 shares of WESI common stock of the Company in connection with an offering of securities conducted by the Company pursuant to United States Securities and Exchange Commission Form S-8.  The valuation of these shares was based on the stock closing price of $1.45 on January 31, 2006, resulting in a valuation of $870,000 for each of the above two employees.  The total expense of $1,740,000 for the two agreements was recognized during the first quarter of 2006. In December, 2006, the Board of Directors approved the cancellation of these and other shares that had been issued to certain consultants due to the performance expectations of the Company related to these agreements not being met.

The employment agreements did not specify any specific performance conditions that had to be met for the employees to receive the common shares.  Since the employees are still actively employed by these agreements and all other terms of the agreement remain in place, the

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(12) Stock Transactions: (continued)

cancellation of these shares was accounted for by the guidance of FAS 123R, “Share Based Payment (as amended)”.  The cancellation was not accompanied by a replacement award and management has no anticipation to replace these awards of stock, so it was accounted for as a repurchase for no consideration and the shares were immediately cancelled.  The par value of the shares cancelled was recorded as treasury stock as of December 31, 2006.

During January, 2006, the Company entered into various consulting agreements for services to be provided to the Company ranging from one to two years.  As compensation for services to be provided, the agreements included the issuance of common stock of the Company in connection with an offering of securities conducted the Company pursuant to United States Securities and Exchange Commission Form S-8.  The issuances ranged from 25,000 shares to 550,000 shares and were all valued on the stock closing price of $1.45 on the date of the execution and effective date of the agreements. A total of 925,000 common shares were issued to these consultants. Based on the terms of the agreements, a total of $1,054,423 was recognized immediately in the first quarter and $286,827 was deferred and amortized over the term of the services to be provided.  The expenses were recognized in research and development, legal and consulting expenses based on the type of services provided.  In addition, two of the above consulting agreements included weekly compensation payments of cash to be made to the consultants and included a provision for the reimbursement of Company approved expenses.

On December 28, 2006, the Board of Directors approved the cancellation of shares that had been issued to certain consultants due to the performance expectations of the Company related to these agreements not being met. A total of 200,000 common shares from the above consulting agreements were cancelled.  The terms of the two agreements that each had 100,000 common shares cancelled did not specify any specific performance conditions to be met in order to retain the shares.  The term for one of these consulting agreements expired on January 19, 2007 and the consultant has ceased to provide any services related to this agreement. The other consultant continues to provide services to the Company, as his consulting agreement was for a term of fourteen months. Since the consulting agreements related to the cancelled shares did not specify performance conditions for the common stock and the one consultant continues to provide services, per the terms of the consulting agreement for the weekly compensation, these cancellations were accounted for as a repurchase without consideration.  The remaining unamortized balance of the prepaid expense was recognized as of December 31, 2006.  An unamortized total of $45,000 was expensed to legal expenses and $95,962 was expensed to R&D expenses.  The total amounts expensed related to these cancelled shares for the year ended December 31, 2006 was $145,000 for legal and $145,000 for R&D expenses.

On April 3, 2006, the Company entered into a one year financial and strategic consulting agreement with a consultant for investor introductions leading to qualified equity financing up to $10 million and project financing up to $100,000,000.  Additionally, the consultant was to provide financial consulting services including the development of financial projections, presentation materials and customized proposals.  For these services the consultant received 6,309,000

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(12) Stock Transactions: (continued)

unregistered, restricted common stock on April 3, 2006.  The value of these shares $3,154,500 was capitalized as prepaid expenses and was being recognized over the life to the agreement.  On September 28, 2006, the Company terminated the consulting agreement due to non-performance.  The outstanding 6,309,000 shares were cancelled.  Since the consulting agreement included specific performance goals and was based solely on the satisfaction of those agreements, any recognized expense related to this agreement was reversed as of December 31, 2006.

On September 7, 2006, the Company entered into an extended agreement with UTEK Corporation, for the strategic alliance agreement that had been entered into initially September 9, 2005.  The extended agreement became effective upon expiration of the initial agreement with the same terms and conditions of the initial agreement.

As compensation for the one year extension, a total of $120,000 (specified as a total of 82,764 shares) unregistered, restricted common stock is to be issued to UTEK Corporation. Per the terms and conditions of the initial agreement the compensation shares are to be issued upon execution of the agreement and beginning in October, 2006 will vest at $10,000 (6,897 shares) per month.  As of December 31, 2006, these shares had not yet been issued, but have been accounted for as deemed issued.  The related expense is being amortized over the terms of the agreement at $10,000 per month.

On September 11, 2006, the Company entered into a consulting agreement related to a specific product with UTEK Corporation.  Compensation of $35,000 defined within the agreement representing a total of 87,500 unregistered, restricted common stock were issued.  The full expense was recognized as of December 31, 2006, as the terms of the agreement had been met.

On November 7, 2006, the Company entered into a marketing agreement with Evergreen Marketing, Inc. (EM) for various web, press and profile services.  A total of $5,000 cash was required at the time of execution of the agreement and 250,000 unregistered, restricted shares are to be issued to EM. The shares carry piggyback registration rights.  If the shares are not registered within one year of the date on the certificate, then EM will have the right to sell its shares under Rule 144.  World Energy Solutions agrees to pay the legal cost to produce an opinion letter.  If the total value of the stock on November 15, 2007 does not exceed $50,000, WESI is to pay the difference in cash or free trading stock to EM by November 30, 2007.

The shares were valued at the stock closing price of $0.49 on November 7, 2006 resulting in a total of $122,500.  The $122,500 and the $5,000 cash, ($127,500) was recorded in prepaid expenses and is being amortized over one year.  As of December 31, 2006, a total of approximately $19,000 was amortized to expense.

The Company analyzed the probability of the stock value on November 15, 2007 not being in excess of $50,000.  Based on the historical stock prices, it did not appear that a contingent liability

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(12) Stock Transactions: (continued)

would need to be recorded as of December 31, 2006 related to the minimum stock price requirement. The Company will reassess the need for a contingent liability at each reporting period through November 15, 2007.

On October 11, 2006, WESI acquired 100% of the issued and outstanding stock of Pure Air Technologies, Inc.(PATI), a subsidiary of UTEK Corporation in a tax free stock for stock exchange.

The Company issued 100,000 shares of WESI Series A convertible preferred stock in exchange for $300,000 cash, $293,369 of prepaid sponsored research and license agreements, including a world wide exclusive license in the field of air purification, for a technology designed to help eliminate organic and biological airborne organisms.  At any time after one year, at the election of UTEK, the convertible preferred stock can convert into $4,050,000 of restricted common stock of WESI, based on the previous ten day average closing bid price on the date of conversion.  With a minimum of at least ten cents ($0.10) per share; thereby limiting the maximum number of restricted common shares to be received upon conversion to 40,500,000.

During the twelve month period in which UTEK is holding the preferred stock, WESI shall pay interest at an annual rate of 5%, compounded quarterly, payable in cash or common shares of WESI.

The acquisition of PATI was considered to be a purchase of productive assets, per the guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business” as a result of the analysis of the inputs, processes and outputs and consideration of the total concentration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill was recognized on the purchase.

The intellectual rights were valued at $3,456,631 at the time of the acquisition. While the Company anticipates further development of the related technology, as of December 31, 2006, the technology had not yet been tested on the market nor had there been any related sales.  Estimation of future sales could not be determined as the technology is not yet ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, the consideration of other similar technology entering the market prior to the Company can not be determined.  Based on the above factors, the Company concluded that the valuation of the intangible could not be fully supported and therefore as of December 31, 2006, the Company deemed the intellectual rights impaired and were expensed. Subsequent to the year ended December 31, 2006, the Company obtained alternate research sources and anticipates a refund of the prepaid sponsored research.  The amount has been reclassified from prepaid expenses to other current receivables as of December 31, 2006.

On  November 7, 2005,  WESI  acquired  all of the  outstanding  common  stock of Professional  Technical  Systems,  Inc.  (PTS).  For accounting purposes, the acquisition has been treated as a

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(12) Stock Transactions: (continued)

recapitalization of WESI  with PTS as the acquirer (reverse  acquisition).  The financial statements presented herein are the historical financial statements of PTS. Each PTS shareholder received one share of restricted common stock of WESI for each share of PTS common stock held by the PTS shareholders.  As of November 7, 2005, PTS had 12,034,425 shares of common stock issued and outstanding. As of November 7, 2005, WESI had 11,692,976 shares of common stock issued and outstanding. Immediately following the merger, WESI had 23,727,401 shares of common stock issued and outstanding.

The following stock transaction disclosures through November 7, 2005 are those of PTS prior to the reverse acquisition of the Company as disclosed in Note 2.

On March 5, 2004, the PTS stockholders approved an amendment to the Articles of Incorporation reducing the par value of common stock from $1 to $.10 per share and increasing the number of authorized shares of common stock from 7,000 to 100,000,000. On that same date, the Company issued 288,000 (96 pre-split) common shares to its employees as a stock bonus award and 5,130,000 (1,710 pre-split) common shares in exchange for technology. On April 30, 2004, the Company's board of directors declared a 3,000-for-1 forward stock split.  On June 1, 2005, the Company stockholders approved an amendment to the Articles of Incorporation reducing the par value of the common stock from $.10 to $.001.  Stockholders' equity reflects the stock split by reclassifying from “Retained Earnings (Deficit)” to Common Stock an amount equal to par value of the additional shares arising from the split. All references in the financial statements to the number of shares authorized, outstanding, and per share amounts have been restated to reflect these changes for all periods presented.

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

On November 7, 2005 the Company approved the authorization in its amended articles of incorporation for 100 million shares of $.0001 par value preferred stock.  The only preferred shares

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(12) Stock Transactions: (continued)

issued to date have been issued to UTEK Corporation as described above.  The rights and privileges of the preferred shares were established by the Board of Directors.

(13)  Commitment and Contingencies:

Material trends and uncertainty:

As reflected in the Statement of Operations, the Company has had recurring losses and negative cash flows from operations. These factors are an indication that that the Company may not be able to continue as a going concern.  To continue as a going concern, the Company will need to raise additional capital, borrow funds, or generate more revenues from current product sales and new product sales associated with the business plan implementation.  If current cash flow is not sufficient to cover planned operations in 2007, management believes it can raise additional capital from private placements, borrow funds from its officers, and delay certain expenditures to continue as a going concern during the next year.

Legal matters:

The Company has commenced a lawsuit styled World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.) (the “Litigation”), against a Florida corporation and several individuals to recover damages and 4,794,551 shares of Company common stock (the “Shares”) issued in connection with the execution of consulting agreements and promises to perform future services for the benefit of the Company.  The Company is suing Rajax, Inc., its principal, Rachel Steele and Daniel Witherspoon, III, as well as David Weintraub, Timothy Daley and Leslie Sands and has alleged various claims including fraud in the inducement, conspiracy to defraud and breach of contract.  The Company contends in the Litigation that the recipients of the Shares have not given the consideration promised to the Company in exchange for such Shares.

Pursuant to the Litigation, the Company will seek a judgment to rescind certain transactions involving the issuance of the Shares to Rajax, Inc., Rachel Steele and her designees (including Shares issued to Steele’s children at Weintraub’s request under the Uniform Gift to Minors Act), Daniel Witherspoon and Leslie Sands and, provided the Company is successful in the Litigation, it will cancel all of the Shares.  The Company is making an adverse claim against all of the Shares being represented by certificates numbered 4139, 5179, 5181, 5214, 5067, 5122, 5162, 5197, 4144, 5065, 4145, 5066, 5220, 5226, 5109 and 5110.  The Company has issued stop transfer instructions to its stock transfer agent regarding all of the Shares.  Furthermore, the Company is hereby giving notice that it is asserting adverse claims against all Shares that may hereafter be presented to the Company’s transfer agent by the Litigation defendants, their designees and any third party transferee.

On March 1, 2007, Rachel Steele filed a civil action against the Company, styled Rachel Steele v. World Energy Solutions, Inc., No. 07-002010-CI-20 (Cir. Ct. Pinellas Cty.), wherein she sought an injunction to allow her to sell certain quantities of the Shares (restricted securities) in public sale

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(13) Commitment and Contingencies: (continued)

transactions pursuant to Securities and Exchange Commission Rule 144.  The Company had previously advised Rachel Steele through its litigation counsel that the Company does not believe that the proposed sale of its common stock complies with the requirements of SEC Rule 144.  On March 13, 2007, the Circuit Court in and for Pinellas County, Florida heard arguments on Rachel Steele’s Motion For Temporary Injunction. The Court ordered that Steele’s civil action be consolidated with the Litigation filed against her by the Company.  The Court recognized that the Company’s allegations of fraud are intertwined with issues relating to Steele’s request for injunctive relief; that Steele’s request for money damages is inconsistent with a claim for irreparable harm as required for injunctive relief; that additional time was needed for the parties to complete discovery; and accordingly, the Court declined to address the issues in Steele’s motion at the hearing. The Company intends to vigorously pursue discovery in the Litigation, prosecute its claims for fraud, conspiracy to defraud and breach of contract against all defendants identified in the Litigation with a view toward obtaining a judgment for damages and to facilitate cancellation of all of the Shares. Each of the aforementioned lawsuits is in a very early stage and accordingly, the Company cannot predict at this point whether there is a likelihood of success on the merits.

(14)  Recent Accounting Pronouncements:

In February 2006, FASB issued SFAS no. 155.  This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  We currently do not believe that SFAS No. 155 will have an impact on our results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities.  SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006.  We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(14)  Recent Accounting Pronouncements: (continued)

greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “fair Value Measurements.”  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting “bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.”  SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment.  SAB No. 108 is effective for the company’s 2006 annual financial statements.  The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements.  The adoption of SAB No. 108 is not expected to materially impact the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(15) Subsequent Events:

On February 7, 2007, the Board of Directors approved the grant of a stock option agreement to an investor for a total of 650,000 restricted common stock of the Company at an exercise price of $0.50 per share.  The option may be exercised in part or whole at any time during the option agreement, which expires in three years.  The option agreement was executed by the Company and the investor on February 7, 2007.

The Company has valued the options with the Black Scholes option model using the following assumptions of volatility of approximately 134%; risk free interest rate of 4.77%; dividend yield of 0%; stock price of $0.38; exercise price of $0.50 and three year life.  The resulting expense of $182,836 will be recognized in the first quarter of 2007.

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(16)  Supplementary Quarterly Financial Information (Unaudited):

During the audit of our financial statements, adjustments were made to correct the  valuation of common stock shares issued during the first quarter of 2006, for consulting and compensation services to be provided over various terms.  In addition, the company recorded an additional liability and adjusted the recorded expense related to an advertising agreement entered into during the first quarter, 2006.

In January 2006, the Company entered into various consulting agreements and two employment agreements whereby common stock was issued for services.  The valuation of the common stock at the time was valued at the stock closing price on February 1, 2006, versus the date of the execution of the agreements and the issuance of the stock which was in January, 2006.  This resulted in a $0.05 per share reduction in the valuation of the shares.  The result was a reduction of $106,250, which was reflected as a reduction in quarter one of compensation expense in the amount of $60,000, consulting expense of $35,000, prepaid expenses of $11,250, and additional paid in capital of $106,250.

During February 2006, the Company entered into an advertising agreement for a total payment of restricted common shares that equated to $1,000,000.  The issuance of these shares was to be paid as the $500,000 equivalent of common shares upon execution of the agreement and the balance to be issued in equal share payments over the following ten consecutive calendar months.  The Company had issued a total value of $550,000 in common shares during the quarter ended March 31, 2006 and had expensed the entire payment.  During the second quarter additional share issuances for the amount of $150,000 had been expensed during that period.  In the third quarter, $50,000 of equivalent common stock had been issued and expensed.   The Company has restated the accounting for this agreement to record the entire related liability in the first quarter and expense the amortization of the prepaid and deferred portion over the term of the agreement.  This resulted in an increase in accrued liabilities in the quarter ended March 31, 2006 of $450,000, a decrease in expense of $466,667, and an increase to prepaid and deferred expenses of $916,667.  The net effect to the quarter ended June 30, 2006 was to decrease expense $366,667, decrease accrued liability $150,000 and decrease prepaid and deferred expenses $250,000.  For the quarter ended September 30, 2006, the overall effect was a decrease in expense of $166,667, a decrease of $250,000 to prepaid and deferred expenses, and a decrease to accrued liabilities of $50,000.

The quarters as filed and as restated are shown below:

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(16)  Supplementary Quarterly Financial Information (Unaudited): (continued)

	March 31, 2006		June 30, 2006		September 30, 2006
	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Assets
Current assets
Cash	$283,374	$283,374	$122,766	$122,766	$18,754	$18,754
Accounts receivable	48,340	48,340	84,440	84,440	77,045	77,045
Inventory	111,198	111,198	94,626	94,626	87,339	87,339
Prepaid and other current assets	356,029	1,261,446	2,628,585	3,284,002	186,092	591,509
Total current assets	798,941	1,704,358	2,930,417	3,585,834	369,230	774,647
Property and equipment, net	72,626	72,626	68,526	68,526	75,152	75,152
Other Assets
Deposits	3,850	3,850	3,850	3,850	3,850	3,850
Deferred offering costs	11,000	11,000	-		-
Total assets	$886,417	$1,791,834	$3,002,793	$3,658,210	$448,232	$853,649

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$21,180	$21,180	$-	$-	$-	$-
Accounts payable	86,502	86,502	20,751	20,751	34,290	34,290
Accrued expenses	13,155	463,155	8,173	308,173	8,437	258,437
Advanced payments from dealers and Customers	15,679	15,679	15,679	15,679	15,679	15,679
Loans payable to related parties	136,978	136,978	6,327	6,327	6,327	6,327
Total current liabilities	273,494	723,494	50,930	350,930	64,733	314,733
Long-term debt, less current portion	43,736	43,736
Total liabilities	317,230	767,230	50,930	350,930	64,733	314,733

Stockholders' Equity
Preferred stock; $.0001 par value; 1,000,000 Shares authorized and unissued
	-		-		-	-
Common stock; $.0001 par value; 1,000,000 Shares
authorized; 27,109,198 shares issued and
Outstanding	2,711	2,711	3,430	3,430	2,822	2,822
Paid-in capital	6,014,668	5,908,418	9,713,248	9,606,998	6,709,356	6,603,106
Accumulated deficit	(5,448,192)	(4,886,525)	(6,764,815)	(6,303,148)	(6,328,679)	(6,067,012)
Total stockholders' equity	569,187	1,024,604	2,951,863	3,307,280	383,499	538,916

Total Liabilities and Stockholders' Equity	$886,417	$1,791,834	$3,002,793	$3,658,210	$448,232	$853,649

WORLD ENERGY SOLUTIONS, INC.

(FORMERLY ADVANCED 3D ULTRASOUND SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(16)  Supplementary Quarterly Financial Information (Unaudited): (continued)

	2,006
	March 31,	June 30,	September 31,
Net loss, as previously reported	(3,749,827)	(5,066,450)	(4,630,314)
Payroll expense	60,000	60,000	60,000
Professional and consulting expense	35,000	35,000	35,000
Other general and administrative expenses	466,667	366,667	166,667
Net loss, as restated	(3,188,160)	(4,604,783)	(4,368,647)
Basic earnings per common share:
As previously reported	(0.15)	(0.17)	(0.15)
As restated	(0.12)	(0.15)	(0.14)