Form 10QSB
period 2007-05-15
WORLD ENERGY SOLUTIONS, INC.
filed 2007-05-15
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 0-25097

WORLD ENERGY SOLUTIONS, INC.

(Name of small business issuer in its charter)

FLORIDA 65-0783722
(State or other jurisdiction of (I.R.S. Employer
Incorporation or organization) Identification No.)

3900A 31st Street North, St. Petersburg, Florida 33714
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 727-525-5552

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  (__) Yes (x) No

The number of shares of the issuer’s common stock, part value $.001 per share, outstanding as of May 9, 2007 was 30,319,735.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Current assets

Cash	$446,604	$88,400
Accounts receivable	35,273	56,121
Inventory	94,500	98,529
Prepaid expenses and other current assets	187,002	630,294

Total current assets	763,379	873,344

Property & equipment, net	62,925	67,142

Intangibles-Net	59,846	61,660

Total Assets	$886,150	$1,002,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$62,685	$16,775
Accrued expenses	342,145	292,541
Advance payments from dealers and
customers	16,098	16,047

Total current liabilities	420,928	325,363

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Stockholders’ equity

Preferred stock; $.0001 par value;
100,000,000 shares authorized and 100,000 shares issued	10	10
Common stock; $.0001 par value;
100,000,000 shares authorized; 28,919,740 and 27,255,140 shares issued
and outstanding	2,891	2,724
Paid-in capital	11,708,264	10,937,020
Accumulated deficit	(11,245,943)	(10,262,971)

Total stockholders’ equity	465,222	676,783

Total Liabilities and Stockholders’ Equity	$886,150	$1,002,146

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006
		(restated)

Net sales	$99,409	$103,763
Cost of goods sold	61,472	60,020

Gross profit	$37,937	$43,743

General and administrative expenses	882,156	3,172,721
Earnings (loss) from operations	(844,219)	(3,128,978)

Other income (expense)
Interest expense	$-	$(4,560)
Research and development	$(88,129)	$(54,622)

Total other income (expense)	$(88,129)	$(59,182)
Earnings (loss) before provision
for Income taxes	$(932,348)	$(3,188,160)

Net loss	(932,348)	(3,188,160)
Dividends	50,625	-

Net loss	$(982,973)	$(3,188,160)

Loss per common share	$(.035)	$(0.12)

Weighted average common shares outstanding	28,131,684	25,624,707

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006
		(restated)
Cash flows from operating activities
Net loss	$(932,348)	$(3,188,160)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	6,031	3,845
Stock issued for services	355,261	3,175,834
(Increase) the decrease in:
Accounts receivable	20,847	1,445
Inventory	4,029	620
Prepaid expenses and other current
Assets	443,191	(263,643)
Increase (decrease) in:
Accounts payable	45,910	57,674
Accrued expenses	(918)	(506)
Advance payments from dealers and
customers	51	(3,378)

Total adjustments	874,402	2,971,891

Net cash (used) in operating activities	(57,946)	(216,269)

Cash flows from investing activities

Purchase of equipment	-	(6,336)
Net cash provided by (used in)	-	-
Investing activities	-	(6,336)

Cash flows from financing activities

Proceeds from issuance of common stock	$416,150	$300,000
Repayment of loans payable to related parties	-	(30,446)
Repayment of long-term debt	-	(3,769)

Net cash provided by financing activities	416,150	265,785

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, (continued)

	2007	2006
		(restated)
Net increase in cash	358,204	43,180
Cash, beginning of period	88,400	240,194

Cash, end of period	$446,604	$283,374

Supplemental disclosures of non-cash investing
and financing activities:

Common stock issued for services	$355,261	$3,175,834

Cash flow information:

Cash paid for interest	$-	$1,674

The Accompanying Notes are an Integral Part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

The information presented herein as of March 31, 2007, and for the three-months ended March 31, 2007, is unaudited.

(1) Organization:

Advanced 3D Ultrasound Services, Inc. was incorporated on September 23, 1997.  Advanced 3D Ultrasound Services, Inc. merged with World Energy solutions, Inc. (WESI) effective August 17, 2005.  Advanced 3D Ultrasound Services, Inc. remained as the surviving entity as the legal acquirer, while WESI was the accounting acquirer.

On November 7, 2005, Advanced 3D Ultrasound Services, Inc. changed its name to World Energy Solutions, Inc.  Additionally, the Company agreed to increase it authorized common shares to 100,000,000 shares.

On November 7, 2005, WESI merged with Professional Technical Systems, Inc. (PTS).  WESI remained as the surviving entity as the legal acquirer, while PTS was the accounting acquirer.

(2) Basis of Presentation:

The accompanying financial statements of WESI (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes included in the Company’s annual report of Form 10-KSB for the year ended December 31, 2006.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128).  SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(3) Stock Transactions:

In January 2007, the Company sold 120,000 shares of common stock for $30,000. In February 2007, the Company sold 1,300,000 shares of common stock for $325,000. In March 2007, the Company sold 244,600 shares of common stock for $61,150.

In February, the company issued 650,000 stock options to a director of the company for consulting services valued at approximately $182,836.

In March 2007, a major shareholder of the Company sold 750,000 shares of his stock to a director and consultant to the company for a bargain price as compensation to them for their services.  The Company has recorded the difference between the bargain price and the fair value of the shares as a contribution to capital by the major shareholder and an expense of the Company in the amount of  $172,425.

(4) Restatements

During the audit of our financial statements, adjustments were made to correct the valuation of common stock shares issued during the first quarter of 2006, for consulting and compensation services to be provided over various terms. In addition, the company recorded an additional liability and adjusted the recorded expense related to an advertising agreement entered into during the first quarter 2006.

In January 2006, the Company entered into various consulting agreements and two employment agreements whereby common stock was issued for services. The valuation of the common stock at the time was valued at the stock closing price on February 1, 2006, versus the date of the execution of the agreements and the issuance of the stock which was in January 2006. This resulted in a $.05 per share reduction in the valuation of the shares.  The result was a reduction of $106,250, which was reflected as a reduction in quarter one of compensation expense in the amount of $60,000, consulting expense of $35,000, prepaid expenses of $11,250 and additional paid in capital of $106,350.

During February 2006, the company entered into an advertising agreement for a total payment of restricted common shares that equated to $1,000,000. The issuance of these shares was to be paid as the $500,000 equivalent of common shares upon execution of the agreement and the balance to be issued in equal share payments over the following ten consecutive calendar months.  The Company had issued a total value of $550,000 in common shares during the quarter ended March 31, 2006 and had expensed the entire payment.  The Company has restated the accounting for this agreement to record the entire related liability in the first quarter and expense the amortization of the prepaid and deferred portion over the term of the agreement. This resulted in an increase in accrued liabilities in

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

the quarter ended March 31, 2006 of $450,000, a decrease in the expense of $466,667 and an increase to prepaid and deferred expenses of $916,667.

The net effect of the above changes to the net income for the period ended March 31, 2006 was $561,667 and reduced loss per common share from $.15 to $.12 or approximately $.03.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

World Energy Solutions, Inc. (referred to as the “Company,” “WESI,” or in the first person notations of “we,” “us,” and “our”) began operations in 1984 under the corporate name of Professional Technical Systems, Inc. (PTS).  PTS merged with WESI in November 2005 with WESI being the legal acquirer but PTS being the accounting acquirer.  Therefore the financial statements presented herein are those of WESI (formerly known as PTS).

In August 2005, WESI merged with Advanced 3D Ultrasounds, Inc. (ADVU) with ADVU being the legal acquirer but WESI being the accounting acquirer.  ADVU changed its name to WESI.

ADVU and WESI prior to merging with PTS had no revenues and minimal assets and activity.  PTS has been an operating manufacturer before and after the merger.

WESI manufactures and sells transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and appliances to distributors and customers throughout the United States.  Although this activity is expected to continue, the Company plans to implement a new business model to market a multi-product package to commercial, industrial and residential facilities in order to lower their overall cost of electric, gas and water.  The Company plans to market its package both by direct sales well as a Shared Revenue Program (SRP) where the Company pays for the entire installation in return for a percentage of the realized savings.  This new business model is expected to increase revenues and profits for the Company.

The Company also plans to acquire new technologies that complement is new business model such as the acquisition of Pure Air Technologies, Inc. discussed below.

Liquidity and Capital Resources

Our cash increased to approximately $446,604 as of March 31, 2007 compared to $88,400 as of December 31, 2006.  This increase is due mostly to repayment of deposits on research.  Proceeds from the issuance of common stock have funded the cash used for operating activities.

The cash used in operations in 2007 was less than the cash used in operations in 2006 by approximately $150,000.  Although gross profit from sales decreased slightly, general and administrative expenses decreased approximately $3,413,899.  Approximately $3,937,000 of salaries, consulting fees and advertising costs were funded through the issuance of common stock during the first quarter of 2006.

We do not believe our working capital is sufficient to implement the full spectrum of our planned, new energy-saving business model.  Operations in 2007 and most of 2006 have been funded in large part through the sale of common stock and such funding will need to continue in order to allow us to implement our new business model.  The Company has been successful in acquiring certain services through consulting agreements that are funded in large part through the issuance of common stock as noted above.  However, the Company currently is offering its stock through a private placement memorandum.  The Company plans to raise up to $10,000,000 through this sale of common stock.  The proceeds from the sale will be used to fund research and development consulting and professional fees, new job installs, other expenses and for working capital.

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

Pure Air Technologies, Inc. holds a worldwide exclusive license for a technology, developed by researchers at the University of Florida designed to help eliminate hazardous organic chemicals and microorganisms from indoor environments.  The technology generates ozone within a building’s heating, ventilating and air conditioning system, eliminating organic pollutants and microorganisms, and then converts the ozone to O2 and water vapor.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note 1 to Notes of Financial Statements found in the Company’s annual financial statements filed with Form 10-KSB.  We have identified the following accounting policy and related judgment as critical to understanding the results of our operations.

Valuation Allowance on Deferred Tax Assets

SFAS No. 109, “Accounting for Income Taxes” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors.  At December 31, 2006, our net deferred tax assets are $4,958,400, comprised principally of net operating loss carry forwards (NOLs).  Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorate basis.

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

2007 Compared to 2006

Total product sales for 2007 were $99,409 compared to 2006 sales of $103,763 for the three months ended March 31.  Sales have remained consistent.

Gross profit on sales decreased from 43% in 2006 to 39% in 2007.  The decrease is attributable to slightly higher material costs.

Our general and administrative expenses decreased to approximately $882,000 in 2007 from $3,172,000 in 2006.  The Company incurred consulting fees and advertising costs of approximately $2,111,000 in 2006 and none in 2007 related to its proposed business model.

We expect significant increases in future consulting, salary and research and development expenses as a result of the implementation of our new business model.

Forward-looking Statement

All statements other than statements of historical fact in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations of the Company’s near term results, based on current information available and pertaining to the Company.  The Company assumes no obligation to update publicly any forward-looking statements.  Actual results may differ materially from those projected in the forward-looking statements.

Item 3.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

The Company’s management recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company.  After evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006 (the “Evaluation Date”), the Company’s management has concluded, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)  Effectiveness of Internal Control

The Company’s management is reviewing the Company’s internal controls over financial reporting to determine the most suitable recognized control framework.  The Company will give great weight and deference to the product of the discussions of the SEC’s Advisory Committee on Smaller Public Companies (the “Advisory Committee”) and the Committee of Sponsoring Organizations’ task force entitled Implementing the COSO Control Framework in Smaller Businesses (the “Task Force”).  Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers.  The Company’s management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company.  At such time the Company adopts and implements a framework and as required by the SEC’s reporting requirements, the Company’s registered accounting firm will issue an “attestation report” on the Company management’s assessment of internal controls.

(c)  Changes in Internal Controls

After evaluation by the Company’s management, the Company’s management has determined there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

Part II.  Other Information

Item 1.  Legal Proceedings.

World Energy Solutions, Inc. (“WEGY” or the “Company”) has commenced a lawsuit styled World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.) (the “Litigation”), against a Florida corporation and several individuals to recover damages and 4,794,551 shares of Company common stock (the “Shares”) issued in connection with the execution of consulting agreements and promises to perform future services for the benefit of the Company.  The Company is suing Rajax, Inc., its principal, Rachel Steele and Daniel Witherspoon, III, as well as David Weintraub, Timothy Daley and Leslie Sands and has alleged various claims including fraud in the inducement, conspiracy to defraud and breach of contract.  The Company contends in the Litigation that the recipients of the Shares have not given the consideration promised to the Company in exchange for such Shares. A copy of the complaint filed in the Litigation is attached as an exhibit hereto.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Common Stock

Date	Name	Total Dollar Amount	Price per Share	Total Number of Shares
1/16/07	Edward & Alice Prange	$ 25,000	$ 0.25	100,000
1/16/07	Ann Ree Chumbly	$ 5,000	$ 0.25	20,000
2/07/07	Robert C. Kratz	$ 325,000	$ 0.25	1,300,000
3/05/07	Kathleen Beckus	$ 1,400	$ 0.25	5,600
3/06/07	Joseph & Linda Chumbley	$ 15,000	$ 0.25	60,000
3/13/07	Kathleen Beckus	$ 22,250	$ 0.25	89,000
3/13/07	Pamela Clark	$ 2,500	$ 0.25	10,000
3/16/07	Thomas Conley	$ 10,000	$ 0.25	40,000
3/21/07	Mark Porter	$ 10,000	$ 0.25	40,000

All sales were made pursuant to Section 4(2) of the 1933 Act.  The proceeds of the sale of these securities are to provide operating capital and development costs.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on Friday, January 5, 2007, at 10:00 AM local time. The following matters were the subject of a vote by shareholders either through proxy or through a vote at the meeting:

(a) Four (4) directors were elected to the Board of Directors of the Company.

Director Nominee	Votes For	Votes Against	Abstention
Benjamin C. Croxton	15,415,177	118,580	0
Mike Prentice	15,415,177	118,580	0
Peter James	15,415,177	118,580	0
Keith Drucker	15,415,177	118,580	0

(b) Shareholders voted in favor of amending Article IV of the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 750,000,000 shares.

Votes For	Votes Against	Abstention
15,377,177	156,580	0

(c) Shareholders voted in favor of retaining Ferlita, Walsh & Gonzalez, P.A., as the Company’s auditors for the year ending December 31, 2006.

Votes For	Votes Against	Abstention
15,533,757	0	0

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation S-B:

(1.0)

Underwriting Agreement

None

(2.0)

Plan of purchase, sale, reorganization, arrangement,

liquidation or succession

(2.1)

Agreement and Plan of Merger Between Registrant

and World Energy Solutions, Inc.

See Note 6 (below)

(2.2)

Agreement and Plan of Merger Between Registrant

And Professional Technical Systems, Inc.

See Note 7 (below)

(3.0)

Articles of Incorporation and Bylaws

(3.1)

Initial Articles of Incorporation Filed

November 23, 1998

See Note 1 (below)

(3.2)

Amendment to initial Articles of Incorporation

(Name Change, Authorized Shares & Issuance

of Shares)

See Note 2 (below)

(3.3)

Bylaws filed February 2, 1999

See Note 3 (below)

(4.0)

Instruments defining the rights of security holders,

including indentures

(4.1)

Specimen share Certificate for Common Stock

(4.2)

Specimen Share Certificate for Class A

Convertible Preferred Stock

(9.0)

Voting Trust Agreement

None

(10.0)

Material Contracts

(10.1)

Strategic Alliance Agreement Between the

Company and UTEK Corporation

See Note 4 (below)

(10.2)

Employment Agreement with Benjamin Croxton

dated January 31, 2006

See Note 5 (below)

(10.3)

Employment Agreement with Mike Prentice

dated January 31, 2006

See Note 5 (below)

(10.4)

Consulting Agreement with Thomas Kurk

dated January 31, 2006

See Note 5 (below)

(10.5)

Consulting Agreement with Rachel Steele

dated January 31, 2006

See Note 5 (below)

(10.6)

Consulting Agreement with Robert J. Depalo

dated January 31, 2006

See Note 5 (below)

(10.7)

Consulting Agreement with Nancy W. Hunt

dated January 31, 2006

See Note 5 (below)

(10.8)

Consulting Agreement with George Walker

dated January 31, 2006

See Note 5 (below)

(10.9)

Consulting Agreement with Dan Witherspoon

dated January 31, 2006

See Note 5 (below)

(10.10)

Agreement and Plan of Acquisition between

Registrant and World Energy Solutions, Inc.,

a Florida corporation, with Registrant remaining

as the surviving entity, dated August 16, 2005

See Note 8 (below)

(10.11)

Strategic Alliance Agreement with UTEK

Corporation, a Delaware corporation dated

October 11, 2006

See Note 9 (below)

(10.12)

Agreement and Plan of Acquisition with UTEK

Corporation, a Delaware corporation dated

October 11, 2006

See Note 10 (below)

(11.0)

Statement re: Computation of Per Share Earnings

Note 1 to

Financial Statements

(16.0)

Letter on changes in certifying accountant

None

(18.0)

Letter on change in accounting principles

None

(20.0)

Other documents or statements to security holders

or any document incorporated by reference

None

(21.0)

Subsidiaries of Registrant

None

(22.0)

Published Report re: Matters Submitted to Vote of

Security Holders

None

(23.0)

Consents of Experts and Counsel

None

(24.0)

Power of Attorney

None

(31.0)

Certification of Chief Executive Officer and Chief

Financial Officer

Filed Herewith

(32.0)

Certification pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Filed Herewith

(99.0)

Additional exhibits

None

Exhibit Key

Note 1	Incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on November 23, 1998.

Note 2	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

Note 3	Incorporated by reference to the Company’s Form 10-SBA No. 1 filed with the Securities and Exchange Commission on February 2, 1999.

Note 4	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 13, 2005.

Note 5	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on January 31, 2006.

Note 6	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2005.

Note 7	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

Note 8	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2005.

Note 9	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2005.

Note 10	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 17, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

Date:  May 15, 2007

         /s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer