Form 10QSB
period 2007-08-13
WORLD ENERGY SOLUTIONS, INC.
filed 2007-08-14
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 0-25097

WORLD ENERGY SOLUTIONS, INC.

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

65-0783722

(I.R.S. Employer Identification No.)

3900A 31st Street North, St. Petersburg, Florida 33714

(Address of principal executive offices and Zip Code)

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

The number of shares of the issuer’s common stock, part value $.001 per share, outstanding as of August 10, 2007 was 25,426,184.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Current assets

Cash	$222,792	$88,400
Accounts receivable	72,706	56,121
Inventory	92,078	98,529
Prepaid expenses and other current assets	217,289	630,294

Total current assets	604,865	873,344

Property & equipment, net	59,759	67,142

Intangibles-Net	82,505	61,660
Other assets	850	-

Total Assets	$747,979	$1,002,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$36,259	$16,775
Accrued expenses	424,753	292,541
Advance payments from dealers and customers	15,752	16,047

Total current liabilities	476,764	325,363

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Stockholders’ equity

Preferred stock; $.0001 par value;
100,000,000 shares authorized and 100,000 shares issued	10	10
Common stock; $.0001 par value;
100,000,000 shares authorized; 29,865,740 and 27,255,140 shares issued
and outstanding	2,986	2,724
Paid-in capital	12,331,180	10,937,020
Accumulated deficit	(12,062,961)	(10,262,971)

Total stockholders’ equity	271,215	676,783

Total Liabilities and Stockholders’ Equity	$747,979	$1,002,146

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
				(restated)

Net sales	$117,775	$163,568	$217,185	$267,331
Cost of goods sold	54,751	75,442	116,223	135,462

Gross profit	$63,024	$88,126	$100,962	$131,869

General and administrative expenses	757,009	1,451,442	1,639,165	4,624,163
Earnings (loss) from operations	(693,985)	(3,128,978)	1,538,203	4,492,294

Other income (expense)
Interest income (expense)	$1,138	$(1,718)	$1,138	$(6,278)
Research and development	(71,641)	(51,589)	(159,770)	(106,211)
Loss on disposal of property & equipment	$(850)	$-	$(850)	$-

Total other income (expense)	$(71,353)	$(53,303)	$(159,842)	$(112,489)
Earnings (loss) before provision
for Income taxes	(765,338)	(1,416,623)	(1,697,685)	(4,604,783)
Provision for income taxes	$-	$-	$-	$-

Net loss	(765,338)	(1,416,623)	(1,697,685)	(4,604,783)
Preferred stock dividends	51,680	-	102,305	-

Net loss available to common shareholders	$(817,018)	$(1,416,623)	$(1,799,990)	$(4,604,783)

Loss per common share	$(.03)	$(0.04)	$(.06)	$(0.15)

Weighted average common shares outstanding	28,131,684	25,624,707	28,675,665	29,712,339

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, UNAUDITED

	2007	2006
		(restated)
Cash flows from operating activities
Net loss	$(1,697,685)	$(4,604,783)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation & Amortization	12,638	7,945
Loss on disposal	850	-
Stock based consulting & compensation expense	1,011,011	6,580,333
(Increase) the decrease in:
Accounts receivable	(16,585)	(34,655)
Inventory	6,451	17,192
Prepaid expenses and other current assets	183,855	(2,225,199)
Increase (decrease) in:
Accounts payable	19,484	(8,077)
Accrued expenses	7,113	(308,866)

Total adjustments	1,224,817	4,490,340

Net cash (used) in operating activities	(472,868)	(576,110)

Cash flows from investing activities

Purchase of equipment	(1,100)	(6,336)
Proceeds from sale of fixed asset	200	-

Net cash provided by (used in)
Investing activities	(900)	(6,336)

Cash flows from financing activities

Proceeds from issuance of common stock	$608,160	$694,800
Repayment of loans payable to related parties	-	(161,097)
Repayment of long-term debt	-	(68,685)

Net cash provided by financing activities	608,160	465,018

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, UNAUDITED (continued)

	2007	2006
		(restated)
Net increase (decrease) in cash	134,392	(117,428)
Cash, beginning of period	88,400	240,194

Cash, end of period	$222,792	$122,766

Supplemental disclosures of non-cash investing
and financing activities:

Common stock issued for services	$710,861	$6,580,333
Amortization of prepaid expenses	300,150	-
Cash flow information:

Cash paid for interest	$-	$1,674
Cash paid for income taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

The information presented herein as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.

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

On October 11, 2006, WESI acquired Pure Air Technologies, Inc. (PATI), a subsidiary of UTEK Corporation in a tax-free stock for stock exchange.  The Company issued 100,000 shares of Series A convertible preferred stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of PATI, assignment of a world wide exclusive technology license, a sponsored research agreement and $300,000 cash.

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

The consolidated financial statements as of and for the six months ended June 30, 2007 include the accounts of Pure Air Technologies, Inc. (incorporated August 7, 2006).  Significant inter-company balances and transactions have been eliminated in consolidation.

During July, 2007, World Energy Solutions Limited (“WESL”) was incorporated in the United Kingdom.  The entity is a related party through common control.  WESL does not have any activity and has not been capitalized, and therefore, is not consolidated.

Operating results for the three and six month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

information, refer to the financial statements and footnotes included in the Company’s annual report of Form 10-KSB for the year ended December 31, 2006.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128).  SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

(3) Inventory:

Inventory consists of the following at June 30, 2007, as compared to year-end 2006:

	2007	December 31, 2006

Raw Materials	$60,702	$67,719
Work-in-progress	-	1,252
Finished goods	14,208	13,090
Purchased finished goods	30,225	29,525
	105,135	111,586
Less allowance for obsolescence	13,057	13,057
	$92,078	$98,529

(4) Stock Transactions and Agreements:

During the six months ended June 30, 2007, the Company sold 2,342,600 shares of common stock for $608,150.

In February 2007, the company issued 650,000 stock options to a director of the company for consulting services valued at approximately $182,836.

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

During the three months ended June 30, 2007, the Company issued 268,000 shares of common stock for various services.  The services to be provided by the agreements are for web site enhancement & development; advertising; and for consulting services related to investor relations valued at approximately $75,400.  During the same three months ended June 30, 2007, two significant shareholders contributed capital to the company in the form of 1,210,000 common shares that were issued as incentive to certain consultants and employees.  The fair value of the shares were valued at

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

the closing stock price on the dates of contribution ranging from $0.28 to $0.70 and recorded as a contribution to capital and an expense of the Company in the amount of $355,600.

On April 16, 2007, the Company entered into an agreement to secure $5,000,000 financing through a private placement of the Company’s common stock.  The agreement is effective for 180 days or until such financing has been achieved.

As compensation for the agreement, the Company paid a $15,000 sign on fee.  A consultancy fee of 10% of the aggregate gross proceeds of the common stock purchased though introductions from the investor firm, plus 3% in non-accountable expenses, payable in cash shall be due at the time of the investor purchases.

Thirteen percent of the aggregate number of securities purchased by investors introduced by the investor firm shall be payable in warrants that are exercisable into the Company’s common stock.  The expiration date shall not be less than three years, unless warrants are issued as part of the offering, in which case the warrants granted to the investor firm shall have the same expiration date of the investor warrants.  The warrant exercise price shall be the same price of the Company’s common stock issued at the time of the offering, or if warrants are issued as part of the offering, then the exercise price shall be the same as those offered.  As of June 30, 2007, no financing had been obtained through this agreement.

During May, 2007, the Company entered into an agreement for consulting services in connection with obtaining capital or debt financing in an aggregate amount of no less than $3,000,000.  In exchange for these services, the Company paid the consultant a fee of $6,500 and also will pay certain costs and expenses incurred by the consultant related to his services to the Company.  No individual cost or expense of $100 or greater shall be incurred by the consultant without prior approval of the Company.  As of June 30, 2007, no financing had been obtained from this agreement.

(5) Restatements

During the audit of our year-end financial statements, the valuation of common stock shares issued during the first quarter of 2006 were adjusted for consulting and compensation services to be provided over various terms. In addition, the company recorded an additional liability and adjusted the recorded expense related to an advertising agreement entered into during the first quarter 2006.

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

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

During February 2006, the company entered into an advertising agreement for a total payment of restricted common shares that equated to $1,000,000. The issuance of these shares was to be paid as the $500,000 equivalent of common shares upon execution of the agreement and the balance to be issued in equal share payments over the following ten consecutive calendar months.  The Company had issued a total value of $550,000 in common shares during the quarter ended March 31, 2006 and had expensed the entire payment.  The Company has restated the accounting for this agreement to record the entire related liability in the first quarter and expense the amortization of the prepaid and deferred portion over the term of the agreement.  The net effect for the six months ended June 30, 2006 was to decrease expense $366,667, decrease accrued liability $150,000 and decrease prepaid and deferred expenses $250,000.

The net effect of the above changes to the net income for the period ended June 30, 2006 was a $461,667 decrease to the net loss and a reduction to the loss per common share from $.17 to $.15 or approximately $.02 per share.

(6)  Recent Accounting Pronouncements

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in February, 2007.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  A not for profit organization shall report unrealized gains and losses in its statement of activities or similar statement.  This guidance is effective for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, “Fair Value Measures”.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007.  The Company is currently assessing the possible impact of the adoption of this Statement, but does not anticipate it to materially impact the financial statements.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(7) Legal Proceedings

(a)  World Energy Solutions, Inc. (“WEGY” or the “Company”) has commenced a lawsuit styled World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.) (the “Litigation”), against a Florida corporation and several individuals to recover damages and 4,794,551 shares of Company common stock (the “Shares”) issued in connection with the execution of consulting agreements and promises to perform future services for the benefit of the Company.  The Company is suing Rajax, Inc., its principal, Rachel Steele and Daniel Witherspoon, III, as well as David Weintraub (“Weintraub”), Timothy Daley (“Daley”) and Leslie Sands (“Sands”) and has alleged various claims including fraud in the inducement, conspiracy to defraud and breach of contract.  The Company contends in the Litigation that the recipients of the Shares have not given the consideration promised to the Company in exchange for such Shares.

The Company has obtained clerk’s defaults against defendants, Daley, Sands and Weintraub.  The Court also has denied Weintraub’s motion to vacate the default as well as Weintraub’s motion for rehearing regarding the earlier motion to vacate.  Weintraub has filed an appeal to the Second District Court of Appeals regarding the Court’s refusal to vacate the default and such appeal is currently pending.

Pursuant to the Litigation, the Company will seek a judgment for damages and to rescind certain transactions involving the issuance of the Shares to Rajax, Inc., Rachel Steele and her designees (including Shares issued to Steele’s children at Weintraub’s request under the Uniform Gift to Minors Act), Daniel Witherspoon and Leslie Sands. The Company previously issued stop transfer instructions to its stock transfer agent regarding all of the Shares.

(b)  On March 1, 2007, Rachel Steele filed a civil action against the Company, styled Rachel Steele v. World Energy Solutions, Inc., No. 07-002010-CI-20 (Cir. Ct. Pinellas Cty.), wherein she sought an injunction to allow her to sell certain quantities of the Shares (restricted securities) in public sale transactions pursuant to Securities and Exchange Commission Rule 144.  The Company had previously advised Rachel Steele through its litigation counsel that the Company does not believe that the proposed sale of its common stock complies with the requirements of SEC Rule 144.  On March 13, 2007, the Circuit Court in and for Pinellas County, Florida heard arguments on Rachel Steele’s Motion For Temporary Injunction. The Court ordered that Steele’s civil action be consolidated with the Litigation filed against her by the Company.  The Court recognized that the Company’s allegations of fraud are intertwined with issues relating to Steele’s request for injunctive relief; that Steele’s request for money damages is inconsistent with a claim for irreparable harm as required for injunctive relief; that additional time was needed for the parties to complete discovery; and accordingly, the Court declined to address the issues in Steele’s motion at the hearing. The Company intends to vigorously pursue discovery in the Litigation, prosecute its claims for fraud, conspiracy to defraud and breach of contract against all defendants identified in the Litigation with a view toward obtaining a judgment for damages and to facilitate cancellation of all of the Shares.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(8)  Subsequent Events

(a)  On July 13, 2007, the Company’s Board of Directors executed a resolution concluding that shares of Company common stock previously issued to former consultants, Rachel Steele (“Steele”), Rajax, Inc. (“Rajax”) and Daniel Witherspoon III (“Witherspoon”), were procured by such individuals and entity through fraud, breach of contract and without tendering promised consideration.  The Company determined that in order to protect the integrity of its capital structure, its legitimate shareholders and the public market for its securities that it was appropriate to cancel the remaining shares held by such individuals and entity (a total of 4,449,551 shares).  Accordingly, the Company published notice on Form 8-K that it cancelled the following Company stock certificates and shares represented thereby:

Certificate  #  4139 (800,000 shares-Rajax, Inc.)

Certificate  #  4144 (500,000 shares-Rachel Steele)

Certificate  #  4145 (500,000 shares-Rachel Steele)

Certificate  #  5065 (500,000 shares-Rachel Steele)

Certificate  #  5066 (500,000 shares-Rachel Steele)

Certificate  #  5067 (434,500 shares-Rachel Steele)

Certificate  #  5122 (298,551 shares-Rachel Steele)

Certificate  #  5162 (429,500 shares-Rachel Steele)

Certificate  #  5197 (410,000 shares-Rachel Steele)

Certificate  #  5220 (7,000 shares-Daniel Witherspoon III)

Certificate  #  5226 (70,000 shares-Daniel Witherspoon III).

The Company advised Steele, Witherspoon and Rajax that the aforementioned Company stock certificates and the shares of Company common stock represented thereby are cancelled, are null and void and may not be transferred, sold or hypothecated by any person or entity and the Company will not honor any transfer request regarding the above referenced shares of its common stock.

(b)  The Company has entered into a twelve month business development consulting agreement, effective as of July, 2007.  As compensation for services provided, fees of $10,000 per month and reimbursement of expenses shall be paid by the Company.  Any single expense of $100 or greater requires prior approval by the Company.   The agreement may be extended upon written notice if performance is delayed for any reason.  Upon certain specified conditions, the agreement may be terminated.  If the agreement is terminated as a result of an uncured breach by the consultant, the Company will have no remaining liability for unpaid fees.

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

Liquidity and Capital Resources

Our cash increased to approximately $222,792 as of June 30, 2007 compared to $88,400 as of December 31, 2006.  This increase is due mostly to repayment of deposits on research and to the sale of common stock.  Proceeds from the issuance of common stock have funded the cash used for operating activities.

The cash used in operations in 2007 was less than the cash used in operations in 2006 by approximately $175,000.  Although gross profit from sales decreased slightly, general and administrative expenses decreased approximately $2,997,171.  Approximately $3,937,000 of salaries, consulting fees and advertising costs were funded through the issuance of common stock during the first quarter of 2006.

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

2007 Compared to 2006

Total product sales for 2007 were $117,775 and $217,185 compared to 2006 sales of $163,568 and $267,331 for the three and six months then ended, respectively.  Gross profit on sales was approximately 54% and 47% compared to 54% and 49% for the three and six months ended June 30, 2007 and 2006 respectively.  The gross profit for the three months ended has remained constant.  The 2% decrease during the six months ended is attributable to increased material costs.

Our general and administrative expenses decreased to approximately $757,000 and $1,639,000 for the three and six months ended June 30, 2007 from approximately $1,451,000 and $4,624,000 for the three and six months ended June 30, 2006.  The Company incurred consulting fees and advertising costs of approximately $2,111,000 in 2006 and approximately $1,011,000 in 2007 related to the proposed business model.

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

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of June 30, 2007.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

(a)  World Energy Solutions, Inc. (“WEGY” or the “Company”) has commenced a lawsuit styled World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.) (the “Litigation”), against a Florida corporation and several individuals to recover damages and 4,794,551 shares of Company common stock (the “Shares”) issued in connection with the execution of consulting agreements and promises to perform future services for the benefit of the Company.  The Company is suing Rajax, Inc., its principal, Rachel Steele and Daniel Witherspoon, III, as well as David Weintraub (“Weintraub”), Timothy Daley (“Daley”) and Leslie Sands (“Sands”) and has alleged various claims including fraud in the inducement, conspiracy to defraud and breach of contract.  The Company contends in the Litigation that the recipients of the Shares have not given the consideration promised to the Company in exchange for such Shares.

The Company has obtained clerk’s defaults against defendants, Daley, Sands and Weintraub.  The Court also has denied Weintraub’s motion to vacate the default as well as Weintraub’s motion for rehearing regarding the earlier motion to vacate.  Weintraub has filed an appeal to the Second District Court of Appeals regarding the Court’s refusal to vacate the default and such appeal is currently pending.

Pursuant to the Litigation, the Company will seek a judgment for damages and to rescind certain transactions involving the issuance of the Shares to Rajax, Inc., Rachel Steele and her designees (including Shares issued to Steele’s children at Weintraub’s request under the Uniform Gift to Minors Act), Daniel Witherspoon and Leslie Sands. The Company previously issued stop transfer instructions to its stock transfer agent regarding all of the Shares.

 On July 13, 2007, the Company’s Board of Directors executed a resolution concluding that shares of Company common stock previously issued to former consultants, Rachel Steele, Rajax, Inc. and Daniel Witherspoon III, were procured by such individuals and entity through fraud, breach of contract and without tendering promised consideration.  The Company determined that in order to protect the integrity of its capital structure, its legitimate shareholders and the public market for its securities that it was appropriate to cancel the remaining shares held by such individuals and entity (a total of 4,449,551 shares).  Accordingly, the Company published notice on Form 8-K that it cancelled the following Company stock certificates and shares represented thereby:

Certificate  #  4139 (800,000 shares-Rajax, Inc.)

Certificate  #  4144 (500,000 shares-Rachel Steele)

Certificate  #  4145 (500,000 shares-Rachel Steele)

Certificate  #  5065 (500,000 shares-Rachel Steele)

Certificate  #  5066 (500,000 shares-Rachel Steele)

Certificate  #  5067 (434,500 shares-Rachel Steele)

Certificate  #  5122 (298,551 shares-Rachel Steele)

Certificate  #  5162 (429,500 shares-Rachel Steele)

Certificate  #  5197 (410,000 shares-Rachel Steele)

Certificate  #  5220 (7,000 shares-Daniel Witherspoon III)

Certificate  #  5226 (70,000 shares-Daniel Witherspoon III).

The Company advised Steele, Witherspoon and Rajax that the aforementioned Company stock certificates and the shares of Company common stock represented thereby are cancelled, are null and void and may not be transferred, sold or hypothecated by any person or entity and the Company will not honor any transfer request regarding the above referenced shares of its common stock.

(b)  On March 1, 2007, Rachel Steele filed a civil action against the Company, styled Rachel Steele v. World Energy Solutions, Inc., No. 07-002010-CI-20 (Cir. Ct. Pinellas Cty.), wherein she sought an injunction to allow her to sell certain quantities of the Shares (restricted securities) in public sale transactions pursuant to Securities and Exchange Commission Rule 144.  The Company had previously advised Rachel Steele through its litigation counsel that the Company does not believe that the proposed sale of its common stock complies with the requirements of SEC Rule 144.  On March 13, 2007, the Circuit Court in and for Pinellas County, Florida heard arguments on Rachel Steele’s Motion For Temporary Injunction. The Court ordered that Steele’s civil action be consolidated with the Litigation filed against her by the Company.  The Court recognized that the Company’s allegations of fraud are intertwined with issues relating to Steele’s request for injunctive relief; that Steele’s request for money damages is inconsistent with a claim for irreparable harm as required for injunctive relief; that additional time was needed for the parties to complete discovery; and accordingly, the Court declined to address the issues in Steele’s motion at the hearing. The Company intends to vigorously pursue discovery in the Litigation, prosecute its claims for fraud, conspiracy to defraud and breach of contract against all defendants identified in the Litigation with a view toward obtaining a judgment for damages and to facilitate cancellation of all of the Shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Common Stock

Date	Name	Total Dollar Amount	Price per Share	Total Number of Shares
1/16/07	Edward & Alice Prange	$ 25,000	$ 0.25	100,000
1/16/07	Ann Ree Chumbly	$ 5,000	$ 0.25	20,000
2/07/07	Robert C. Kratz	$ 325,000	$ 0.25	1,300,000
3/05/07	Kathleen Beckus	$ 1,400	$ 0.25	5,600
3/06/07	Joseph & Linda Chumbley	$ 15,000	$ 0.25	60,000
3/13/07	Kathleen Beckus	$ 22,250	$ 0.25	89,000

3/13/07	Pamela Clark	$ 2,500	$ 0.25	10,000
3/16/07	Thomas Conley	$ 10,000	$ 0.25	40,000
3/21/07	Mark Porter	$ 10,000	$ 0.25	40,000
5/3/07	John Kretz	$ 32,000	$ 0.25	128,000
6/15/07	Mark Feldhame	$ 15,000	$ 0.25	60,000
6/15/07	Marlene Feldhame	$ 5,000	$ 0.25	20,000
6/15/07	Charlene Bedsoe	$ 5,000	$ 0.25	20,000
6/22/07	Jerjis J. Denno, Gen. Ptnr.	$ 25,000	$ 0.25	100,000
6/22/07	David Halpern	$ 25,000	$ 0.25	100,000
6/22/07	Gary Anderson	$ 25,000	$ 0.25	100,000
6/26/07	Robert Bloch	$ 35,000	$ 0.25	140,000
6/28/07	Paul Bemiss	$ 25,000	$ 0.25	100,000

On May 24, 2007, we issued 80,000 shares of our restricted common stock to ZA Consulting in exchange for services involving investor relations and public relations to be performed on behalf of the Company.  On May 25, 2007, we issued 171,000 shares of our restricted common stock to Stock PR, LLC in exchange for services involving investor relations and public relations to be performed on behalf of the Company.

All sales and the aforementioned issuance of common stock in exchange for services were made pursuant to Section 4(2) of the 1933 Act.  The proceeds of the sale of these securities are to provide operating capital and development costs.

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

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation S-B:

(3.0)

Articles of Incorporation and Bylaws

(3.1)

Articles of Incorporation (as amended)

Filed Herewith

(10.0)  Material Contracts

(10.1)

Employment Agreement with Benjamin Croxton

dated January 31, 2006

See Note 1 (below)

(10.2)

Employment Agreement with Mike Prentice

dated January 31, 2006

See Note 1 (below)

(11.0)

Statement re: Computation of Per Share Earnings

Note 1 to

Financial Statements

(31.0)  Certification of Chief Executive Officer and Chief

Financial Officer

Filed Herewith

(32.0)

Certification pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Filed Herewith

Exhibit Key

Note 1	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on January 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

Date:  August 13, 2007

/s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer