Form 10QSB
period 2007-11-14
WORLD ENERGY SOLUTIONS, INC.
filed 2007-11-14
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-25097

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

The number of shares of the issuer’s common stock, part value $.001 per share, outstanding as of November 5, 2007 was 43,793,684.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Current assets

Cash	$472,014	$88,400
Accounts receivable	75,709	56,121
Inventory, net	87,266	98,529
Prepaid expenses and other current assets	279,244	630,294

Total current assets	914,233	873,344

Property & equipment, net	168,856	67,142

Intangibles, net	111,865	61,660
Other assets	850	-

Total Assets	$1,195,804	$1,002,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$63,033	$16,775
Accrued expenses	568,652	292,541
Advance payments from dealers and customers	15,862	16,047
Related Party Loan	50,000	-
Total current liabilities	697,547	325,363

Stockholders’ equity

Preferred stock; $.0001 par value;
100,000,000 shares authorized and 100,000 shares issued	10	10
Common stock; $.0001 par value;
100,000,000 shares authorized; 35,366,189 and 27,255,140 shares issued and outstanding	3,535	2,724
Paid-in capital	16,387,641	10,937,020
Accumulated deficit	(15,892,929)	(10,262,971)

Total stockholders’ equity	498,257	676,783

Total Liabilities and Stockholders’ Equity	$1,195,804	$1,002,146

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
				(restated)

Net sales	$147,544	$162,501	$364,729	$429,832
Cost of goods sold	62,694	66,367	178,912	201,829

Gross profit	$84,850	$96,134	$185,817	$228,003

Other General and administrative expenses	350,283	505,424	1,020,916	3,189,247
Consulting expense (income)	105,047	(693,688)	1,073,608	1,294,914
Earnings (loss) from operations	(370,480)	187,874	(1,908,707)	(4,256,158)

Other income (expense)
Interest income (expense)	$(606)	$-	$532	$(6,278)
Research and development
(expense)	(76,074)	(48,262)	(235,815)	(106,211)
Impairment Loss	(3,332,650)	-	(3,332,650)
Gain/(Loss) on disposal of property & equipment	$462	$-	$(388)	$-

Total other income (expense)	$(3,408,868)	$(48,262)	$(3,568,321)	$(112,489)
Earnings (loss) before provision
for Income taxes	(3,779,348)	236,136	(5,477,028)	(4,368,647)
Provision for income taxes	$-	$-	$-	$-

Net income (loss)	(3,779,348)	236,136	(5,477,028)	(4,368,647)
Preferred stock dividends	50,625	-	152,930	-

Net income (loss) available to common shareholders	$(3,829,973)	$236,136	$(5,629,958)	$(4,368,647)

Income (loss) per common share	$(.13)	$(0.01)	$(.19)	$(0.14)

Weighted average common shares outstanding	30,485,855	34,334,403	29,276,334	29,712,339

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, UNAUDITED
	2007	2006
		(restated)
Cash flows from operating activities
Net loss	$(5,477,028)	$(4,368,647)

Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment Loss	3,332,650	-
Depreciation & Amortization	25,514	12,283
Loss on disposal	588	-
Stock based consulting & compensation expense	1,115,601	3,675,836
(Increase) decrease in:
Accounts receivable	(19,588)	(27,260)
Inventory	11,263	24,479
Prepaid expenses and other current assets	188,861	(82,706)
Increase (decrease) in:
Accounts payable	46,258	5,462
Accrued expenses	2,181	(5,224)
Advance payments from dealers & customers	(185)	(3,378)

Total adjustments	4,703,143	3,599,489

Net cash (used) in operating activities	(773,885)	(769,158)

Cash flows from investing activities

Purchase of equipment	(73,371)	(17,300)
Proceeds from sale of fixed asset	2,700	-
Cash received in acquisition	450,000	-

Net cash provided by (used in)
Investing activities	379,329	(17,300)

Cash flows from financing activities

Proceeds from issuance of common stock	$778,150	$794,800
Proceeds from purchase or option rights	20	(161,097)
Repayment of long-term debt	-	(68,685)

Net cash provided by financing activities	778,170	565,018

Net increase (decrease) in cash	383,614	(221,440)
Cash, beginning of period	88,400	240,194

Cash, end of period	$472,014	$18,754

Supplemental disclosures of non-cash investing
and financing activities:

Common stock issued for services	$848,261	$3,270,416

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, UNAUDITED (continued)
	2007	2006
		(restated)
Accrual of prepaid consulting	121,000	-
Debt issued for property and equipment	50,000	-
Common stock issued in acquisition of subsidiary	3,375,000	-

Cash flow information:

Cash paid for interest	$-	$8,381
Cash paid for income taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

The information presented herein as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.

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

On October 11, 2006, WESI acquired Pure Air Technologies, Inc. (PATI), a subsidiary of UTEK Corporation in a tax-free stock for stock exchange.  The Company issued 100,000 shares of Series A convertible preferred stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of PATI, assignment of a world wide exclusive technology license, a sponsored research agreement and $300,000 cash.  The 10,000 shares of preferred stock plus accrued dividends is convertible into 8,437,500 common stock.

On September 28, 2007, WESI acquired Hydrogen Safe Technologies, Inc. (HSTI) in a tax-free stock for stock exchange.  As consideration for the agreement, the Company issued 7,500,000 unregistered shares of common stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of HSTI, assignment of an exclusive technology license for the detection of hydrogen in vehicles, engines and / or water heaters using hydrogen and oxygen, prepaid consulting fees, related to a nine month consulting agreement, and $450,000 cash.

The HSTI license agreement has 3% royalties due on net sales of the licensed product which can be netted against required minimum annual royalties.  For the year 2008-2009, $5,000 minimum royalties are due and payable January 31, 2010; for years 2009-2010, the minimum royalty is $10,000; for years 2010-2011 the minimum royalty is $15,000; after 2011 the minimum annual royalties are $30,000.  All minimum royalties are due and payable on January 31, of the following calendar year.  The agreement can be terminated on thirty days notice if the company fails to pay any due and payable royalties and the license would revert back to the licensor and all royalties and payments would cease.

The purchase price for HSTI $3,825,000 was based on the stock closing price on the date of acquisition.  The resulting intangible asset of $3,332,650 was analyzed and although the Company anticipates further development of the related technology, as of September 30, 2007, the technology had not yet been tested on the market nor had there been any related sales. Estimation of future sales could not be determined as the technology is not ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, consideration of other similar technology entering the market prior to the Company can not be determined.  Based on the above factors, the Company concluded that the capitalized value of the intangible could not be fully supported and therefore as of September 30, 2007, the Company deemed the intangible asset to be impaired and expensed it.

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

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

The consolidated financial statements as of and for the nine months ended September 30, 2007 include the accounts of Pure Air Technologies, Inc. (incorporated August 7, 2006) and Hydrogen Safe Technologies, inc. (incorporated September 20, 2007). Significant inter-company balances and transactions have been eliminated in consolidation.

Operating results for the three and nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes included in the Company’s annual report of Form 10-KSB for the year ended December 31, 2006.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128).  SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

(3) Inventory:

Inventory consists of the following at September 30, 2007, as compared to year-end 2006:

	2007	December 31, 2006

Raw Materials	$59,188	$67,719
Work-in-progress	-	1,252
Finished goods	11,371	13,090
Purchased finished goods	29,764	29,525
	100,323	111,586
Less allowance for obsolescence	13,057	13,057
	$87,266	$98,529

(4) Stock Transactions and Agreements:

During the nine months ended September 30, 2007, the Company sold 3,022,600 shares of common stock for $778,170.

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

During the quarter ended June 30, 2007, the Company issued 268,000 shares of common stock for various services.  The services to be provided by the agreements are for web site enhancement & development; advertising; and for consulting services related to investor relations valued at approximately $75,400.  During the same three month period, two significant shareholders contributed capital to the company in the form of 1,210,000 common shares that were issued as incentive to certain consultants and employees.  The fair value of the shares were valued at the closing stock price on the dates of contribution ranging from $0.28 to $0.70 and recorded as a contribution to capital and an expense of the Company in the amount of $355,600.

On April 16, 2007, the Company entered into an agreement to secure $5,000,000 financing through a private placement of the Company’s common stock.  The agreement is effective for 180 days or until such financing has been achieved.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

As compensation for the agreement, the Company paid a $15,000 sign on fee.  A consultancy fee of 10% of the aggregate gross proceeds of the common stock purchased though introductions from the investor firm, plus 3% in non-accountable expenses, payable in cash shall be due at the time of the investor purchases.

Thirteen percent of the aggregate number of securities purchased by investors introduced by the investor firm shall be payable in warrants that are exercisable into the Company’s common stock.  The expiration date shall not be less than three years, unless warrants are issued as part of the offering, in which case the warrants granted to the investor firm shall have the same expiration date of the investor warrants.  The warrant exercise price shall be the same price of the Company’s common stock issued at the time of the offering, or if warrants are issued as part of the offering, then the exercise price shall be the same as those offered.  As of September 30, 2007, no financing had been obtained through this agreement.

During May, 2007, the Company entered into an agreement for consulting services in connection with obtaining capital or debt financing in an aggregate amount of no less than $3,000,000.  In exchange for these services, the Company paid the consultant a non refundable fee of $6,500 and also will pay certain costs and expenses incurred by the consultant related to his services to the Company.  No individual cost or expense of $100 or greater shall be incurred by the consultant without prior approval of the Company.  As of September 30, 2007, no financing had been obtained from this agreement.

During the quarter ended September 30, 2007, the Company entered into consulting agreements for a total of 120,000 common shares valued at $62,000.

The Company has amicably resolved and settled the litigation and appellate matters styled: World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.); Rachel Steele v. World Energy Solutions, Inc., No. 07-2010-CI-020 (Cir. Ct. Pinellas Cty.); and, the related interlocutory appeal styled David Weintraub v. World Energy Solutions, Inc., et al., No. 2D07-3560 (Fla. 2d DCA 2007).  The parties to the Litigation, including the Company, David L. Weintraub, Rachel Steele, Daniel Witherspoon, III, Timothy Daley, Leslie Sands and Rajax, Inc. have all executed mutual releases regarding all claims in the Litigation and agreed that all such claims shall be dismissed with prejudice.  The parties further agreed that they shall each bear their own attorneys’ fees and costs incurred in the Litigation.

Pursuant to the Litigation, the Company sought to recover damages and obtain cancellation of shares of its common stock that had been issued to Daniel Witherspoon, III, Leslie Sands, Rajax, Inc. and Rachel Steele and her designees.  In July 2007, the Company cancelled 4,449,551 shares of its common stock that had been issued in various amounts to Rajax, Inc., Daniel Witherspoon, III and Rachel Steele and her designees, respectively.   In connection with the amicable resolution of the Litigation and exchange of mutual releases by the parties regarding all claims and threatened claims, the Company has agreed to issue 1,650,000 shares (the “Shares”) of its unregistered common stock to Rachel Steele.  The Shares shall constitute “restricted securities” as such term is defined in Securities and Exchange Commission Rule 144 (“Rule 144”) and each certificate representing the Shares shall bear a legend reflecting the restriction imposed by Rule 144.

On September 28, the Company entered into an agreement for a stock for stock acquisition of Hydrogen Safe Technologies, Inc. (footnote 1), whereby a total of 7,500,000 unregistered common shares were issued for the purchase.

(5) Restatements

During the audit of our financial statements, adjustments were made correcting the valuation of common stock shares issued during the first quarter of 2006, for consulting and compensation services to be provided over various terms. In addition, the company recorded an additional liability and adjusted the recorded expense related to an advertising agreement entered into during the first quarter 2006.

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

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

which was reflected as a reduction in quarter one of compensation expense in the amount of $60,000, consulting expense of $35,000, prepaid expenses of $11,250 and additional paid in capital of $106,350.

During February 2006, the Company entered into an advertising agreement for a total payment of restricted common shares that equated to $1,000,000. The issuance of these shares was to be paid as the $500,000 equivalent of common shares upon execution of the agreement and the balance to be issued in equal share payments over the following ten consecutive calendar months.  The Company had issued a total value of $550,000 in common shares during the quarter ended March 31, 2006 and had expensed the entire payment.  The Company has restated the accounting for this agreement to record the entire related liability in the first quarter and expense the amortization of the prepaid and deferred portion over the term of the agreement.  The net effect for the nine months ended September 30, 2006 was to decrease expense $166,667, and decrease prepaid and deferred expenses $405,417.

The net effect of the above changes to the net income for the period ended September 30, 2006 was a $261,667 decrease to the net loss and a reduction to the loss per common share from $0.15 to $0.14 or approximately $.02 per share.

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

The Financial Accounting Standards Board issued EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Earlier application is not permitted.  The guidance states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If the goods or services are not expected to be delivered or rendered, then the capitalized advance payment should be charged to expense.  Since early application is not permitted, the Company will access the impact to the application of this guidance during the period in which it becomes effective, which for the Company will be in the year beginning January 2008.

(7)  Cancellation of Common Stock

On July 13, 2007, the Company’s Board of Directors executed a resolution concluding that shares of Company common stock previously issued to former consultants, Rachel Steele (“Steele”), Rajax, Inc. (“Rajax”) and Daniel Witherspoon III

(“Witherspoon”), were procured by such individuals and entity through fraud, breach of contract and without tendering promised consideration.  See Note (8) regarding “Litigation” below.  The Company determined that in order to protect the integrity of its capital structure, its legitimate shareholders and the public market for its securities that it was appropriate to cancel the remaining shares held by such individuals and entity (a total of 4,449,551 shares).  Accordingly, the Company published notice on Form 8-K that it cancelled the following Company stock certificates and shares represented thereby:

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

(8)  Commitment and Contingencies:

(a)  Material trends and uncertainty:

As reflected in the Statement of Operations, the Company has had recurring losses and negative cash flows from operations. These factors are an indication that that the Company may not be able to continue as a going concern.  To continue as a going concern, the Company will need to raise additional capital, borrow funds, or generate more revenues from current product sales and new product sales associated with the business plan implementation.  If current cash flow is not sufficient to cover planned operations, management believes it can raise additional capital from private placements, borrow funds from its officers, and delay certain expenditures to continue as a going concern during the next year.

(b)  Legal Proceedings

World Energy Solutions, Inc. (“WEGY” or the “Company”) previously commenced a lawsuit styled World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.) (the “Weintraub Litigation”), against a Florida corporation and several individuals to recover damages and 4,794,551 shares of Company common stock (the “Shares”) issued in connection with the execution of consulting agreements and promises to perform future services for the benefit of the Company.  The Company is suing Rajax, Inc., its principal, Rachel Steele and Daniel Witherspoon, III, as well as David Weintraub (“Weintraub”), Timothy Daley (“Daley”) and Leslie Sands (“Sands”) and has alleged various claims including fraud in the inducement, conspiracy to defraud and breach of contract.  The Company contended in the Weintraub Litigation that the recipients of the Shares have not given the consideration promised to the Company in exchange for such Shares.

The Company obtained clerk’s defaults against defendants, Daley, Sands and Weintraub.  The Court denied Weintraub’s motion to vacate the default as well as Weintraub’s motion for rehearing regarding the earlier motion to vacate.  Weintraub thereafter filed an appeal to the Second District Court of Appeals (the “Weintraub Appeal”) regarding the Court’s refusal to vacate the default.

Pursuant to the Weintraub Litigation, the Company sought a judgment for damages and to rescind certain transactions involving the issuance of the Shares to Rajax, Inc., Rachel Steele and her designees (including Shares issued to Steele’s children at Weintraub’s request under the Uniform Gift to Minors Act), Daniel Witherspoon and Leslie Sands. The Company previously issued stop transfer instructions to its stock transfer agent regarding all of the Shares.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

On March 1, 2007, Rachel Steele filed a civil action against the Company, styled Rachel Steele v. World Energy Solutions, Inc., No. 07-002010-CI-20 (Cir. Ct. Pinellas Cty.) (the “Steele Litigation”), wherein she sought an injunction to allow her to sell certain quantities of the Shares (restricted securities) in public sale transactions pursuant to Securities and Exchange Commission Rule 144.  The Company had previously advised Rachel Steele through its litigation counsel that the Company does not believe that the proposed sale of its common stock complies with the requirements of SEC Rule 144.  On March 13, 2007, the Circuit Court in and for Pinellas County, Florida heard arguments on Rachel Steele’s Motion For Temporary Injunction. The Court ordered that Steele’s civil action be consolidated with the Weintraub Litigation filed against her by the Company.  The Court recognized that the Company’s allegations of fraud are intertwined with issues relating to Steele’s request for injunctive relief; that Steele’s request for money damages is inconsistent with a claim for irreparable harm as required for injunctive relief; that additional time was needed for the parties to complete discovery; and accordingly, the Court declined to address the issues in Steele’s motion at the hearing.

On November 5, 2007 the Company disclosed in a filing on Form 8-K that the Weintraub Litigation, the Steele Litigation and the Weintraub Appeal have been amicably resolved with all parties. The Company has amicably resolved and settled the litigation and appellate matters styled: World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.); Rachel Steele v. World Energy Solutions, Inc., No. 07-2010-CI-020 (Cir. Ct. Pinellas Cty.); and, the related interlocutory appeal styled David Weintraub v. World Energy Solutions, Inc., et al., No. 2D07-3560 (Fla. 2d DCA 2007), hereinafter collectively referred to as the “Litigation”.  The parties to the Litigation, including the Company, David L. Weintraub, Rachel Steele, Daniel Witherspoon, III, Timothy Daley, Leslie Sands and Rajax, Inc. have all executed mutual releases regarding all claims in the Litigation and agreed that all such claims shall be dismissed with prejudice.  The parties further agreed that they shall each bear their own attorneys’ fees and costs incurred in the Litigation.

Pursuant to the Litigation, the Company sought to recover damages and obtain cancellation of shares of its common stock that had been issued to Daniel Witherspoon, III, Leslie Sands, Rajax, Inc. and Rachel Steele and her designees.  In July 2007, the Company cancelled 4,449,551 shares of its common stock that had been issued in various amounts to Rajax, Inc., Daniel Witherspoon, III and Rachel Steele and her designees, respectively.   In connection with the amicable resolution of the Litigation and exchange of mutual releases by the parties regarding all claims and threatened claims, the Company has agreed to issue 1,650,000 shares (the “Shares”) of its unregistered common stock to Rachel Steele.  The Shares shall constitute “restricted securities” as such term is defined in Securities and Exchange Commission Rule 144 (“Rule 144”) and each certificate representing the Shares shall bear a legend reflecting the restriction imposed by Rule 144.

(9) Subsequent Events

Subsequent to the quarter ended September 30, 2007, UTEK Corporation converted all of the 100,000 Series A convertible preferred shares that were issued with the acquisition of Pure Air Technologies, Inc.  In addition, accrued dividends in the amount of $202,500 were converted.  A total of 8,437,500 common shares of the Company were issued for the conversions.

During October, the Company entered into a renewed Strategic Alliance agreement with a one year term.  The same terms and conditions of the initial agreement were maintained except for an increase in the monthly payments.

The Company entered into a consulting agreement in October to have services rendered as needed to the Company.  A non-refundable payment of $8,000 was due upon execution of the agreement and an additional non-refundable $4,000 will be paid thirty days following the execution of the agreement and a final non-refundable payment of $4,000 will be due upon completion of the services.

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

On September 28, 2007, WESI acquired Hydrogen Safe Technologies, Inc. (HSTI) in a tax-free stock for stock exchange.  The HSTI acquisition is discussed in more detail below.

Liquidity and Capital Resources

Our cash increased to approximately $472,014 as of September 30, 2007 compared to $88,400 as of December 31, 2006.  This increase is due to the acquisition of HSTI and to the sale of common stock.  Proceeds from the issuance of common stock have funded the cash used for operating activities.

The cash used in operating activities in 2007 was greater than the cash used in 2006 by approximately $55,178.  Gross profit from sales decreased slightly between the years.  General and administrative expenses and consulting expenses decreased approximately $2,389,637.  Decreases in advertising expenses, and compensation expenses related to stock issuances during the nine months ended September 30, 2006 contributed to the decrease in expenses between the years.

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

Subsequent to September 30, 2007, UTEK converted all 100,000 of the preferred stock and accrued dividends into 8,437,500 common shares of the Company.

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

On September 28, 2007, WESI acquired Hydrogen Safe Technologies, Inc. (HSTI) in a tax free stock for stock exchange.  As consideration for the agreement, the Company issued 7,500,000 unregistered shares of common stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of HSTI, assignment of an exclusive technology license for the detection of hydrogen in vehicles, engines and / or water heaters using hydrogen and oxygen, prepaid consulting fees, related to a nine month consulting agreement, and $450,000 cash.

The HSTI license agreement has 3% royalties due on net sales of the licensed product which can be netted against required minimum annual royalties.  For the year 2008-2009, $5,000 minimum royalties are due and payable January 31, 2010; for years 2009-2010, the minimum royalty is $10,000; for years 2010-2011 the minimum royalty is $15,000; after 2011 the minimum annual royalties are $30,000.  All minimum royalties are due and payable on January 31, of the following calendar year.  The agreement can be terminated on thirty days notice if the company fails to pay any due and payable royalties and the license would revert back to the licensor and all royalties and payments would cease. The Company recognizes an impairment that this transaction caused as reflected in our financial statements.  The HSTI technology is state of the art and its final usage in the marketplace is yet to be determined.

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

2007 Compared to 2006

Total product sales for 2007 were $147,544 and $364,729 compared to 2006 sales of $162,501 and $429,832 for the three and nine months then ended, respectively.  Gross profit on sales was approximately 58% and 51% compared to 59% and 53% for the three and nine months ended September 30, 2007 and 2006 respectively.  The gross profit for the three months ended has remained reasonably consistent between the periods.  The increase during the nine months ended is attributable to slightly lower material costs.

Our general and administrative and consulting expenses for the three months ended September 30, 2007 increased to $455,330 from ($188,264) for the three months ended September 30, 2006.  The negative expense related to 2006 was the result of a cancelled consulting agreement and adjustment of the related recognized expenses.

For the nine months ended September 30, 2007, our general and administrative and consulting expenses decreased to $2,094,524 from $4,484,161.  The decrease was due to decreases in advertising expenses and stock issued for compensation.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

(a)  World Energy Solutions, Inc. (“WEGY” or the “Company”) previously commenced a lawsuit styled World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.) (the “Weintraub Litigation”), against a Florida corporation and several individuals to recover damages and 4,794,551 shares of Company common stock (the “Shares”) issued in connection with the execution of consulting agreements and promises to perform future services for the benefit of the Company.  The Company is suing Rajax, Inc., its principal, Rachel Steele and Daniel Witherspoon, III, as well as David Weintraub (“Weintraub”), Timothy Daley (“Daley”) and Leslie Sands (“Sands”) and has alleged various claims including fraud in the inducement, conspiracy to defraud and breach of contract.  The Company contended in the Weintraub Litigation that the recipients of the Shares have not given the consideration promised to the Company in exchange for such Shares.

The Company obtained clerk’s defaults against defendants, Daley, Sands and Weintraub.  The Court denied Weintraub’s motion to vacate the default as well as Weintraub’s motion for rehearing regarding the earlier motion to vacate.  Weintraub thereafter filed an appeal to the Second District Court of Appeals (the “Weintraub Appeal”) regarding the Court’s refusal to vacate the default.

Pursuant to the Weintraub Litigation, the Company sought a judgment for damages and to rescind certain transactions involving the issuance of the Shares to Rajax, Inc., Rachel Steele and her designees (including Shares issued to Steele’s children at Weintraub’s request under the Uniform Gift to Minors Act), Daniel Witherspoon and Leslie Sands. The Company previously issued stop transfer instructions to its stock transfer agent regarding all of the Shares.

(b)  On March 1, 2007, Rachel Steele filed a civil action against the Company, styled Rachel Steele v. World Energy Solutions, Inc., No. 07-002010-CI-20 (Cir. Ct. Pinellas Cty.) (the “Steele Litigation”), wherein she sought an injunction to allow her to sell certain quantities of the Shares (restricted securities) in public sale transactions pursuant to Securities and Exchange Commission Rule 144.  The Company had previously advised Rachel Steele through its litigation counsel that the Company does not believe that the proposed sale of its common stock complies with the requirements of SEC Rule 144.  On March 13, 2007, the Circuit Court in and for Pinellas County, Florida heard arguments on Rachel Steele’s Motion For Temporary Injunction. The Court ordered that Steele’s civil action be consolidated with the Weintraub Litigation filed against her by the Company.  The Court recognized that the Company’s allegations of fraud are intertwined with issues relating to Steele’s request for injunctive relief; that Steele’s request for money damages is inconsistent with a claim for irreparable harm as required for injunctive relief; that additional time was needed for the parties to complete discovery; and accordingly, the Court declined to address the issues in Steele’s motion at the hearing.

On November 5, 2007 the Company disclosed in a filing on Form 8-K that the Weintraub Litigation, the Steele Litigation and the Weintraub Appeal have been amicably resolved with all parties. The Company has amicably resolved and settled the litigation and appellate matters styled: World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.); Rachel Steele v. World Energy Solutions, Inc., No. 07-2010-CI-020 (Cir. Ct. Pinellas Cty.); and, the related interlocutory appeal styled David Weintraub v. World Energy Solutions, Inc., et al., No. 2D07-3560 (Fla. 2d DCA 2007).  The parties to the Litigation, including the Company, David L. Weintraub, Rachel Steele, Daniel Witherspoon, III, Timothy Daley, Leslie Sands and Rajax, Inc. have all executed mutual releases regarding all claims in the Litigation and agreed that all such claims shall be dismissed with prejudice.  The parties further agreed that they shall each bear their own attorneys’ fees and costs incurred in the Litigation.

Pursuant to the Litigation, the Company sought to recover damages and obtain cancellation of shares of its common stock that had been issued to Daniel Witherspoon, III, Leslie Sands, Rajax, Inc. and Rachel Steele and her designees.  In July 2007, the Company cancelled 4,449,551 shares of its common stock that had been issued in various amounts to Rajax, Inc., Daniel Witherspoon, III and Rachel Steele and her designees, respectively.   In connection with the amicable resolution of the Litigation and exchange of mutual releases by the parties regarding all claims and threatened claims, the Company has issued 1,650,000 shares (the “Shares”) of its unregistered common stock to Rachel Steele.  The Shares shall constitute “restricted securities” as such term is defined in Securities and Exchange Commission Rule 144 (“Rule 144”) and each certificate representing the Shares shall bear a legend reflecting the restriction imposed by Rule 144.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending September 30, 2007, the Company issued unregistered shares of its common stock as set forth in the table below.

Date	Name	Total Dollar Amount	Price per Share	Total Number of Shares
7/09/07	Paul Bemis	$ 25,000	$ 0.25	100,000
7/09/07	Keith Kondo	$ 25,000	$ 0.25	100,000
7/09/07	Andrew Allen	$ 25,000	$ 0.25	100,000
7/09/07	David Halpren	$ 25,000	$ 0.25	100,000
7/09/07	Gary Anderson	$ 25,000	$ 0.25	100,000
7/09/07	Jerjis J. Deno, Gen. Ptnr.	$ 25,000	$ 0.25	100,000
7/09/07	Robert Bloch	$ 35,000	$ 0.25	140,000

8/10/07	Timothy Minnehan	$ 12,500	$ 0.25	50,000
8/10/07	Stock PR, LLC	$ 10,000	$ 0.50	20,000
8/29/07	Thomas Runzo	$ 52,000	$ 0.52	100,000
8/24/07	Chester Kratz	$ 25,000	$ 0.25	100,000
8/24/07	Patricia Turrell	$ 25,000	$ 0.25	100,000
8/28/07	The Bineau Family Trust	$ 2,500	$ 0.25	10,000
8/28/07	The Bineau Family Trust	$ 2,500	$ 0.25	10,000
8/28/07	Robert Bloch	$ 15,000	$ 0.25	60,000
9/06/07	Flavis & Beverly Lazenby	$ 37,500	$ 0.25	150,000

All sales and the aforementioned issuance of common stock in exchange for services were made pursuant to Section 4(2) of the 1933 Act.  The proceeds of the sale of these securities are to provide operating capital and development costs.  The shares of common stock issued to Stock PR, LLC and Thomas Runzo are in exchange for consulting services valued at $62,000.

Conversion of Shares of Preferred Stock

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

The terms of the Preferred Stock provided that after one year from the date it was issued it is convertible into shares of the Company’s common stock at the election of UTEK. The conversion terms of the Agreement provide that the Preferred stock is convertible into the number of shares of the Company’s common stock having a value of $4,050,000 (the agreed value of the PATI technology), based upon the previous ten (10) day average closing bid price on the date of conversion. The Preferred Stock bears interest at the rate of five percent (5%) per annum, compounded quarterly, based on the $4,050,000 agreed value of the PATI technology.  On October 16, 2007 UTEK exercised its right to convert the Preferred Stock and consequently, the Company issued 8,437,500 shares of its restricted common stock to UTEK.

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

Note 5 to

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

Date:  November 14, 2007

/s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer