Form 10KSB
WORLD ENERGY SOLUTIONS, INC.
filed 2008-03-31
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State issuer's revenues for its most recent fiscal year:  $438,776.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $4,489,633.18 based on the average high ($0.28) and low ($0.25) price as of February 11, 2008, of $0.265 per share average.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,845,811 shares of Common Stock as of February 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

WORLD ENERGY SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-KSB

Fiscal Year Ended December 31, 2007

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of World Energy Solutions, Inc. for the year ended December 31, 2007 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Ivecon Corporation.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

an abrupt economic change resulting in an unexpected downturn in demand;

(b)

governmental restrictions or excessive taxes on our products;

(c)

over-abundance of companies supplying computer products and services;

(d)

economic resources to support the retail promotion of new products and services;

(e)

expansion plans, access to potential clients, and advances in technology; and

(f)

lack of working capital that could hinder the promotion and distribution of products and services to a broader based business and retail population.

PART I

Item 1.  Description of Business.

The Company.

World Energy Solutions, Inc, d/b/a World Energy Solutions (the “Company”, “WES”, “WESI”, “we” or “us”) is a Florida Corporation with principal executive offices at 3900 31st Street North, St. Petersburg, FL 33714.

The Company is devoted to developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment.  The products and services are made available for sale into markets in the public and private sectors.  There are two main activities in our business model, which have to be balanced by management so that resources are shared between each activity with a view to overall profitability and high return on investment in the medium to long term.

The chosen field of activity is ‘energy efficiency and environmental protection’.  We recognize that, as basic fuel prices rise, energy savings and more efficient, less costly, means of using fuels will be required.  There is also a growing awareness of the need to protect the environment and eliminate, or at least significantly reduce, pollution and harmful exhaust emissions.  Good environmental management, particularly air quality, can reduce sickness and respiratory problems and provide healthier places to live, work and play.

1.  MANUFACTURE.

The manufacture and sale of “E-clips” had been a traditional 23 year old product of Professional Technical Services, Inc., when that company was merged into WES in 2005.  Manufacture has continued in WES and, in parallel, a new, value-engineered and re-designed range of E-clips has been developed for launch in 2008.  There is a large potential market for transient voltage surge suppression (“TVSS”) and WES has undertaken to provide the best TVSS available to the market.

“E-Clips” is regarded as an energy efficient product because it protects circuitry and electrical appliances from the effects of power surges.  Lightning strikes cause localized voltage surges, known as ‘spikes’ which can burn through electrical wiring.   The surge will then melt down the sensitive internal circuitry of domestic appliances (TVs, computers, etc.), commercial equipment, including telephone and alarm systems, and heavy duty electrical industrial installations.

The “E-Clips” provide a ‘fuse’ which helps prevent voltage surges entering the premises which it guards.  In a large surge, the “E-clip” is rendered useless but it prevents significantly expensive re-wiring and building repairs and the cost of replacing damaged electrical appliances and equipment.  The down time and loss of stored information in computer systems is avoided.

There is an enlarging market for E-clips as the potential savings for a large range of applications is recognized.  In an increasing number of cases, fire and emergency regulations mandate the installation of TVSS to ensure important alarm, fail-safe and power regulating systems are fully protected from power surges.

2.  RESEARCH & DEVELOPMENT

We are also engaged in the development of energy-saving patents and concepts into marketable products which can be licensed for manufacture in return for royalties, or, if viable, manufactured within the Company.  Research and development projects require a substantial investment in order to bring the product ideas to commercial readiness so that a return on investment can be earned, either by licensing the products for manufacture or by establishing a production line in-house.  Even then, some of the projects cannot fulfill their expected potential and cannot be successfully brought to the market to earn a revenue stream or provide any other return on the investment in development costs.

The research & development effort is currently loss-making.  The nature of the research programs preclude the establishment of an income stream until either the product is made commercially available or the rights to its manufacture can be acquired by an established company in return for royalties.  Patent protection for the products under development is therefore important.

Research & Development Projects.

The Company is working on three major development projects.  The first two utilize the generation of hydrogen/oxygen gas from water by means of an electrolyzer.  The third utilizes ozone gas to eliminate harmful biological and chemical contaminants in air and water.  These developments are known as PATI and PWTI, respectively.

(a)  Hydrogen/oxygen additive to gasoline fuel.

We are working on a hydrogen-oxygen gas generation system as a fuel additive for internal combustion and diesel engines and as a means of heating water faster and cheaper than traditional electric and gas heaters with associated storage tank reservoirs for the hot water.  The water hydrolysis separation system is known as ‘HHO’ and has acquired the relevant intellectual property for the systems and motor vehicle management systems by which the system can be marketed when fully developed.

In internal combustion engines, a 26% reduction in gasoline fuel has been achieved in road trials and a 92% reduction in hydro-carbon emissions was achieved in laboratory static tests.  Development of a diesel engine electrolyzer is continuing.

The market for a water based additive to prime gasoline fuel would enjoy high market potential because of:

(i)

the increasing cost of gasoline from crude oil prices;

(ii)

the significantly lower emissions from the system which protects the environment; and

(iii)

statutory mandates for increasing mpg and reducing harmful emissions within stated time lines.

Our goal is to complete the development of an on-board electrolyzer for both motor vehicle gasoline and diesel engines, to save substantial amounts of the prime fuel and to significantly reduce harmful emissions, particularly carbon based pollutants.

(b)  Tankless Hot Water.

The heat source for tankless hot water is a small electrolyzer, with a heat-exchanger in a small unit mounted near the water outlet.  The technical aspects are similar to the HHO system for motor vehicle engines but the hydrogen/oxygen gases are fed directly into the heat exchanger to heat the water.

For tankless hot water, the hydrogen/oxygen gasses can heat water from ambient room temperature to 180° F in 15 seconds at a very low fuel cost.  This fully proved the concept and development of a viable domestic hot water system is continuing.

The market for tankless hot water is enlarging because of:

(i)

the increasing cost of domestic, commercial and industrial heating fuels;

(ii)

the increasing awareness of a need to conserve energy and protect the environment; and

(iii)

the overall cost savings which results in an elimination of waste, heat, and less transmission of pipes and plumbing outlay.

Our goal is to develop a range of tankless water heaters for the domestic, commercial and industrial sectors, which significantly reduce the energy costs of heating water and provide an environmentally friendly hot water supply in all applications.

There are further possibilities for the efficient use of the gases and intense heat provided by HHO.  Many household appliances require heat in the form of a naked flame; stoves, ovens, barbecues etc.  These appliances can as easily use the intense and significantly less expensive heat from hydrogen/oxygen generation, as from electricity or mains gas.  We are committed to investigate the markets for these appliances with a view to engaging in a joint project with a selected manufacturer, to introduce an HHO heat source as the prime fuel.

(c)  Pure Air Technology.

“PATI” is a process by which all biological and chemical impurities and contaminants are removed from air, leaving sterile air and some harmless and inert residues.  The process was acquired from University of Florida and UTEK, Inc., a technology transfer company in Tampa, Florida.  The process uses an ultra-violet light source to generate ozone gas from air.  The ozone destroys all bio-chem contaminants and pollutants (spores, viruses and germs, etc.) in the air.  A second bank of ultra-violet light excites a titanium-dioxide screen through which the air passes, destroying any residual bio-chem elements and also destroying the ozone which is converted back to oxygen and some water vapor.

PATI has several applications, each of which enjoys an increasing demand:

(i)

Air Quality is improved and the health of building users is improved - less sick days lost and lower health care costs; and

(ii)

Building integrity is better with fewer incidences of mold and fungus in buildings where it is expensive to remove.

(iii)

Security, where PATI can remove noxious and dangerous compounds which might be deliberately introduced into the building to cause harm.

A pre-production prototype PATI unit has been made and is undergoing testing at the University of Florida - Gainesville Campus.  The testing has proved the concept completely and WES is now developing a number of potential sales contacts in both the public and private sectors.

PATI was developed from a ‘water purification’ process, known as PWTI, and which employs the same technical process to purify water by removing unwanted inclusions and contaminants.   The company has an understanding with the patent-holder, to develop PWTI for specific applications, mainly in the Department of Defense.  Several market prospects have been identified and a number of request for proposals, issued by the armed services have been noted.  The Department of Defense is working on raising the current water quality standard from the existing ‘tri-service standard’ to equate with the EPA standard.

Our goal is to develop PATI for a variety of applications where air quality can improve the internal environments of buildings, places of work, places of entertainment and hospitals etc.

Technology Transfer.

We acquire new technology by way of a ‘technology transfer’ broker.  WES has a contract with UTEK Corporation of Tampa, Florida which has an established technology transfer business.  WES provides UTEK with a general specification for the sort of inventions and concepts it requires for development in the “energy efficiency” sector.  UTEK then submits a number of sample inventions and concepts for consideration.  The HHO and PATI systems were introduced to WES by UTEK which has also partially funded certain of the developments.

We have a mature and progressive relationship with UTEK, which has become a major shareholder of the Company.  UTEK has access to several marketing and promotional organizations which, in the fullness of time may become involved in the successful launch of completed developments ready for market.

Marketing Initiatives.

We have a new marketing department under the supervision of our Chief Operating Officer, Peter James, whose function is dedicated to researching the market to find customers for the manufactured products (e-clips) and to find applications and manufacturing companies which would contract to manufacture the developments, under license, (HHO, Tankless Hot Water, PATI and PWTI) or, where possible and profitable, to set up manufacturing facilities in house.

Other marketing initiatives include;

GSA Schedule.

We are in the process of making an application for the traditional and new ranges of e-clips to be included in the GSA Schedule.  If this initiative is successful, it will enable all buyers of TVSS in the federal departments and agencies to purchase the TVSS with federal credit cards.  We are amending our Company web-site to enable credit card purchases of TVSS to be made.  In the fullness of time, it is proposed to include all saleable products on the GSA Schedule to enhance and encourage sales to federal sources.

US Navy.

WES has a consulting agreement with a former US Navy Flag officer to introduce the manufactured and developed products to the US Navy and to other relevant departments and agencies in the federal government.  The Office of Naval Research, ONR, has expressed interest in the products and developments of the Company.  The US Navy is interested in improving the range and endurance of ships while reducing dependence on refueling at sea.  The US Navy is also interested in developing better pure air systems for protection of crews against bio-chemical attack.

Energy Act, 2007.

In December, 2007, the Energy Act was signed into law.  From the marketability of WES’ current HHO developments, the Act requires:

(a)   a progressive increase in “miles per gallon” fuel consumption from gasoline and diesel fuel oil, within certain time lines’ and

(b)   a progressive reduction of harmful emissions from engine exhausts, mainly hydro-carbons and carbon monoxide residues, within certain time lines.

Environmental Protection Agency - Air Quality.

In February, 2008, the EPA submitted a proposal to the Executive Branch for the introduction of more stringent air quality standards for certain public buildings and classification of buildings e.g. schools and hospitals.  The DOD is also working to bring their air and water quality standards to the EPA levels.  New and more stringent standards will enable the PATI (and its PWTI) developments to become more saleable on manufacture.

United Kingdom Subsidiary Company.

In July, 2007, a United Kingdom-registered, wholly-owned subsidiary company was formed.  World Energy Solutions, Limited, is a “small private limited liability company” under the Companies Acts and corporation rules of the UK.  The formation of the company protects the name as well as providing a platform for marketing the company’s products and developments in the UK and all European Union countries, when the time is right.

In recent months, WES has begun a program to raise investment capital from the “green funds” in Europe and a group of European shareholders might assist the marketing effort of the Company in Europe.  There is a much greater awareness of the need to conserve energy and protect the environment in Europe, where basic fuels are more expensive and “green” issues are better understood and accepted.  Europe is regarded as an important overseas market for the Company’s products in the long term.

Item 2.  Description of Property.

The Company maintains two facilities: its main office which houses its corporate and manufacturing facilities and a second unit used for research and development within the same industrial complex and has two separate leases. The main office lease has a term expiring on September 30, 2008. The research and development facility does not contain a renewal option and the payment of its rent is guaranteed by the Company's President. That lease renewed in October 2007 and has a term ending on October 14, 2008.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol WEGY.OB.  The high and low sales prices for each quarter of the calendar years 2006 and 2007 are as follows:

	Common Stock
	High	Low
1st quarter 2006	$3.90	$1.25
2nd quarter 2006	1.96	1.40
3rd quarter 2006	1.55	.26
4th quarter 2006	.64	.20

1st quarter 2007	$.20	$.42
2nd quarter 2007	.20	.99
3rd quarter 2007	.40	1.00
4th quarter 2007	.22	.51

Recent Sales of the Company’s Unregistered Securities.

Name	Number Common Shares Purchased	Date	Price/Share	Issuer
Pamela J. Clark	36,000	02/14/05	$ 0.50	1
Joseph & Linda Chumbley	2,000	03/07/05	$ 0.50	1
Joseph & Linda Chumbley	4,000	03/07/05	$ 0.50	1
Joseph & Linda Chumbley	14,600	04/11/05	$ 0.50	1
Joseph & Linda Chumbley	14,600	04/11/05	$ 0.50	1
George Anghelescu	28,000	05/31/05	$ 0.50	1
Karl B. Clark	50,000	05/31/05	$ 0.50	1
James F. Conner	20,000	05/31/05	$ 0.50	1

Joseph & Linda Chumbley	19,000	06/01/05	$ 0.50	1
Robert C. Kratz	300,000	06/01/05	$ 0.50	1
Joseph & Linda Chumbley	22,000	06/03/05	$ 0.50	1
Joseph & Linda Chumbley	8,650	06/03/05	$ 0.50	1
AnnRee Chumbley	40,000	06/03/05	$ 0.50	1
Pamela J Clark	6,000	06/03/05	$ 0.50	1
Pamela J Clark	8,000	06/03/05	$ 0.50	1
Thomas Conley	22,000	06/03/05	$ 0.50	1
Edward & Alice Prange	80,000	06/03/05	$ 0.50	1
Richard & Marna Taylor	10,000	06/03/05	$ 0.50	1
AnnRee Chumbley	50,000	06/10/05	$ 0.50	1
Joseph & Linda Chumbley	600	06/10/05	$ 0.50	1
Joseph & Linda Chumbley	200	06/10/05	$ 0.50	1
Joseph & Linda Chumbley	3,000	06/10/05	$ 0.50	1
Jim E. Hartley	50,000	06/10/05	$ 0.50	1
Jim E. Hartley	50,000	06/10/05	$ 0.50	1
Pamela J Clark	10,000	06/21/05	$ 0.50	1
Pamela J Clark	10,000	06/27/05	$ 0.50	1
Christa Paul	200,000	06/27/05	$ 0.50	1
Joseph & Linda Chumbley	1,000	06/29/05	$ 0.50	1
Philip G Flood	100,000	06/29/05	$ 0.50	1
Pamela J Clark	2,000	07/05/05	$ 0.50	1
Thomas Conley	28,000	07/05/05	$ 0.50	1
Joseph & Linda Chumbley	600	07/06/05	$ 0.50	1
Annree Chumbley	20,000	07/06/05	$ 0.50	1
Robert C. Kratz	100,000	07/06/05	$ 0.50	1
Mark Kevin Potter	20,000	07/09/05	$ 0.50	1
Paul & Mary Jo Arnold	50,000	07/11/05	$ 0.50	1
Janet Butler	4,000	07/11/05	$ 0.50	1
Ronald E, Errington	50,000	07/11/05	$ 0.50	1
Donald & Theda Wilhelm	4,000	07/11/05	$ 0.50	1
Glenn D. Witt	50,000	07/11/05	$ 0.50	1
J. Terry Ottinger	100,000	07/13/05	$ 0.50	1
Owen Reuterwall Rev. Trust	20,000	07/20/05	$ 0.50	1
Pamela J Clark	50,000	07/26/05	$ 0.50	1
Christopher Nelson TTEE FBO Christopher G. Nelson Family Trust	25,000	08/08/05	$ 0.50	1
Mary Jo Nelson TTEE FBO Mary Jo Nelson Family Trust	25,000	08/08/05	$ 0.50	1
Allied Properties, Inc.	50,000	08/16/05	$ 0.50	1
Pamela J Clark	35,000	11/09/05	$1.00
AnnRee Chumbley	10,000	11/28/05	$1.00
Pamela J Clark	10,000	12/09/05	$1.00
Jim E. Hartley	100,000	12/19/05	$1.00
Edward & Alice Prange	50,000	12/19/05	$1.00
Barbara Ann Bretz	25,000	12/27/05	$1.00
Flood Living Trust	50,000	12/27/05	$1.00
Jennifer Parry	25,000	12/27/05	$1.00
Allied Properties	25,000	12/30/05	$1.00
Global Media	326,797	02/28/06	$-----
Flood Living Trust	100,000	03/24/06	$0.50
Gray Capital Partners (2)	6,309,000	04/03/06	$-----
Flood Living Trust	100,000	04/12/06	$0.50

Robert Kratz	200,000	03/24/06	$0.50
Edward & Alice Prange	100,000	03/28/06	$0.50
Roger Kirk	100,000	03/27/06	$0.50
Joseph Peel	100,000	03/28/06	$0.50
Rick Levarge	20,000	04/18/06	$0.50
Linda Willison	20,000	05/03/06	$0.50
Beverly E. Smoker	30,000	04/27/06	$0.50
Michael S. Smoker	10,000	06/29/06	$0.50
James Hartley	90,000	04/26/06	$0.50
Charlie Downie	20,000	05/02/06	$0.50
Joseph Chumbley	100,200	05/05/06	$0.50
Global Media	33,267	05/11/06	$-----
Flood Living Trust	200,000	06/04/06	$0.50
Thomas Conley	30,000	05/15/06	$0.50
Flood Living Trust	100,000	06/07/06	$0.50
Ann Ree Chumbley	10,000	06/28/06	$0.50
Pamela Clark	39,400	05/22/06	$0.50
Flood Living Trust	100,000	06/29/06	$0.50
Kirby M. Watson	100,000	08/11/06	$0.50
Global Media	33,267	07/05/06	$-----
Global Media	33,267	07/24/06	$-----
Robert Kratz	1,300,000	02/15/07	$0.25
Pamela Clark	10,000	03/13/07	$0.25
Joseph Chumbley	20,000	03/13/07	$0.25
Joseph Chumbley	10,000	03/13/07	$0.25
Thomas Conley	40,000	03/16/07	$0.25
Edward Prange	100,000	03/16/07	$0.25
Mark Potter	40,000	03/21/07	$0.25
Stock PR, LLC	17,000	04/18/07	$-----
John Kretz	128,000	04/30/07	$0.25
ZA Consulting, Inc.	80,000	05/24/07	$-----
Stock PR, LLC	171,000	05/25/07	$-----
Mark Feldhamer	60,000	06/15/07	$0.25
Marlene Feldhamer	20,000	06/15/07	$0.25
Charlene Bledsoe	20,000	06/15/07	$0.25
Jerjis J. Denno, Gen. Ptnr.	100,000	06/22/07	$0.25
David Halpern	100,000	06/22/07	$0.25
Gary Anderson	100,000	06/22/07	$0.25
Robert Bloch	140,000	06/26/07	$0.25
Paul Bemiss	100,000	06/28/07	$0.25
Keith Kondo	100,000	07/05/07	$0.25
Andrew Allen	100,000	07/06/07	$0.25
Gary Anderson	100,000	07/09/07	$0.25
Timothy Minnehan	50,000	08/10/07	$0.25
Stock PR, LLC	20,000	08/10/07	$-----
Chester Kratz	100,000	08/24/07	$0.25
Patricia Turrell	100,000	08/24/07	$0.25
Bineau Family Trust	20,000	08/28/07	$0.25
Robert Bloch	60,000	08/28/07	$0.25
Flavis & Beverly Lazenby	150,000	09/06/07	$0.25
UTEK Corporation	11,913	09/24/07	$-----
UTEK Corporation	7,500,000	10/01/07	$-----
UTEK Corporation	8,437,500	10/13/07	$-----

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

On October 3, 2007, we acquired Hydrogen Safe Technologies, Inc. (“HSTI”), a wholly-owned subsidiary of UTEK Corporation (AMEX & LSE-AIM: UTK), in a tax-free stock-for-stock exchange.  Pursuant to the Agreement and Plan of Acquisition (the “Agreement”), we issued 7,500,000 shares of our unregistered, restricted Common Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares (1,000) of Hydrogen Safe Technologies, Inc.

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

Holders of Common Stock

As of February 11, 2008 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 273.

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2008 because it intends to retain its earnings to finance the expansion of its business.  Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

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

Liquidity and Capital Resources

Our cash decreased to approximately $43,000 as of December 31, 2007 compared to $88,000 as of December 31, 2006.  This decrease is related mostly to a decrease in gross profit between the years.

The cash used in operations in 2007 increased from the cash used in operations in 2006 by approximately $276,500.  Gross profits from sales decreased, and professional and consulting expenses increased mainly due to the issuance of stock for services.

We do not believe our working capital is sufficient to run our operations at current or proposed operating levels.  Operations in 2007 have been funded in part by product sales, the sale of common stock and cash received from acquisitions. Such funding will need to continue in order to allow us to implement our new business model.  The Company has been successful in acquiring certain services through consulting agreements that are funded in part or full by the issuance of common stock.  The Company plans on offering private placements of its common stock in 2008 and continues research and efforts to introduce new products into the market.  With planned increased marketing efforts and the research and development that are currently in place, the Company anticipates new products will continue entering the market during 2008.

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

Valuation Allowance on Deferred Tax Assets

SFAS No. 109, “Accounting for Income Taxes” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors.  At December 31, 2007, our net deferred tax assets are $5,977,600 comprised principally of net operating loss carry forwards (NOLs).  Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a pro rata basis.

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

2007 Compared to 2006

Total product sales for 2007 were approximately $439,000 an approximate decrease of 21% from 2006 sales of approximately $555,000 due to overall economic market decline and the Company’s continued and increased emphasis on research and development of new product.  There was one major customer in 2007 & 2006 that accounted for approximately 14% and 13% of our total sales, respectively.

Gross profit on sales decreased to approximately 34% in 2007 from approximately 55% in 2006.  This decrease is due in part to fixed costs combined with decreased sales.

Our general and administrative expenses decreased to approximately $2,900,000 in 2007 from approximately $5,300,000 in 2006.  The majority of the decrease is due to a decrease in the issuance of common stock for services and the related expenses during 2007. During 2006, the Company entered several new consulting agreements and two employment agreements with management.  All of these agreements resulted in the issuance of common stock.

Item 7.  Financial Statements.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

Item 8A(T). Controls and Procedures.

(a)   Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B.  Other Information.

None.

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

         Compliance With Section 16(a) of the Exchange Act.

Five (5) directors, constituting the entire Board of Directors, serve until the next Annual Meeting of shareholders, or until a successor shall be elected and shall qualify:

Principal Occupation

Year First

and Other Major

Became

Name

Age

Affiliations

Director

Benjamin C. Croxton

59

CEO, CFO

2005

Mike Prentice

77

President

2005

Peter James

63

COO

2006

David Zazoff

31

Consultant, Director

2007

Robert Kratz

77

Director

2007

Mr. Benjamin C. Croxton served as Executive Vice President of Professional Technical Systems, Inc., a company engaged in the business of developing, manufacturing and selling electrical surge protection devices, from April 2003 to March 2004, and has served as its President from March 2004 through November 7, 2005 when Professional Technical Systems, Inc. merged into the Company. From June 2000 to the present, Mr. Croxton also has served as President of iTactical Services, Inc., which is engaged in the business of providing technical temp services to the telecom industry. Mr. Croxton is not a director of any other reporting company.

Mr. Mike Prentice has served as President of Professional Technical Systems, Inc. from April 1984 through November 7, 2005 when Professional Technical Systems, Inc. merged into the Company. Mr. Prentice is not a director of any other reporting company.

Mr. Peter James has extensive experience in international marketing and business finance. He has recently been appointed as Chief Operating Officer of the Company.  He created and managed his own management consulting firm and a public accounting practice following the founding of a regional consulting practice for Price Waterhouse, in the UK.  He was a founder Director of Cardiff World Trade Center, being involved in the planning and promotion of the entity, the arrangement of funding and monitoring of operations from its inauguration.  He is a Director of World Trade Centre (Holdings), Ltd, which owns, for development, a number of WTCA franchises in the UK.  He was first Chairman of the Board of World Trade Center Holdings, Inc. in the USA, where he is normally resident.  He owns a commercial property company in the UK.  In the USA, he is President of Euro-American Strategies, LLC, an international marketing company for defense and homeland security products and services.  He is also a member of the prestigious SPECTRUM Group of Washington defense consultants and lobbyists. Mr. James is not a director of any other reporting company.

Dr. Robert C. Kratz, D.M.V. was engaged in a full-time dental practice from 1955 through 2000.  In early 1980, Dr. Kratz obtained a mortgage license for the state of Florida.  He then funded over 100 first mortgages on owner-occupied homes.  In 1979, Dr. Kratz acquired agricultural land which was rezoned for residential purposes.  Thereafter Dr. Kratz participated in the construction of a wastewater treatment plant to service the residential development and continues to be an owner and officer of the franchise public utility.  Dr. Kratz has been an investor in the stock market since age 12.  Dr. Kratz has significant experience as an investor in the stock option market and has enjoyed substantial success in the buying and selling of listed stock options.  Dr. Kratz is not a director of any other reporting company.

Mr. David P. Zazoff was a junior associate at Zazoff Associates, LLC in New Jersey from 1999-2002 where he presented investment opportunities to financial institutions and accredited investors.  He also served as a Private Investment and Public Entity (PIPE) Agent and created investor presentations.  From 2002-2004 Mr. Zazoff was a Vice President at FOCUS Partners, LLC, a full-service investor relations agency in New York, where he engaged in strategic financial consulting for clients and made capital introductions.  From 2004 through the current date, Mr. Zazoff has been Managing Director of ZA Consulting, Inc. which serves as an investor relations/public relations agency of record for publicly traded companies.  Mr. Zazoff has successfully consulted for a company that transition from non-reporting Pinksheets to the NASDAQ Stock Exchange.  He also has organized institutional buy-side and sell-side road shows for clients.  Mr. Zazoff is not a director for any other reporting company.

Director Compensation, Meetings.  Directors, including directors also serving the Company in another capacity and receiving separate compensation therefore shall be entitled to receive from the Company as compensation for their services as directors such reasonable compensation as the board may from time to time determine, and shall also be entitled to reimbursements for any reasonable expenses incurred in attending meetings of directors. To date, the Board of Directors has received no compensation, and no attendance fees have been paid.  Utilizing the Nasdaq Rules regarding director independence, the Company has determined that Messrs Kratz and Zazoff are the only independent directors presently serving on the Board of Directors.  The Company Board of Directors undertook corporate action a total of fifteen times and held three meetings in the preceding year.  No incumbent director failed to attend less than 75% of the meetings held during the period such director was a member of the Board of Directors.

Litigation.  To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee.  The Company has recently established its audit committee to move towards compliance with all aspects of the Sarbanes-Oxley Act of 2002.  The Company’s audit committee members have participated in several telephone conversations as they organize and coordinate their efforts with the Company’s independent auditors and have met in person two times.  In furtherance of the Company’s policy to comply with the Sarbanes-Oxley Act of 2002, it has retained Sterling Management Group, a consulting firm specifically engaged in advising small business companies with respect to Sarbanes-Oxley compliance.  Although the audit committee has discussed various audit issues with the Company’s independent auditors, it has not discussed with the independent auditors the Company’s audited financial statements that appear in this annual report. It is the intention of the audit committee to discuss with the independent auditors, those matters identified by the statement on Auditing Standards No. 61, as amended.  The audit committee also expects to receive from the independent auditors those written disclosures and the letter required by Independence Standards Board Standard No. 1 and will have ongoing discussions regarding such matters.

The members of the audit committee are Peter W. James, David P. Zazoff and Daniel Kunitzer.  Messrs. Zazoff and Kunitzer are independent members of the audit committee.

Audit Committee Financial Expert

No member of our Board of Directors can be deemed to be an audit committee financial expert.  Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within our executive management, which is comprised of two persons.  We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, the Company may find it difficult to attract such a candidate.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2007 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year except that Mike Prentice did not timely file Forms 4 on two occasions with respect to six transactions; and Ben Croxton did not timely file Forms 4 on five occasions with respect to seventeen transactions; and UTEK Corporation did not timely file a Form 3 on one occasion with respect to one transaction and Forms 4 on two occasions with respect to two transactions.  Directors Peter James and David Zazoff also did not timely file their respective Forms 3 upon becoming directors for the Company but are in the process of obtaining EDGAR codes to facilitate such immediate filings.

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

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensa-tion($)
Benjamin C. Croxton, Chief Executive Officer, Chief Financial Officer, Director	2007	$156,000	-0-	-0-	-0-	-0-	-0-	-0-
	2006	$156,000	-0-	-0-	-0-	-0-	-0-	-0- (1)
Mike Prentice, President, Director	2007	$156,000	-0-	-0-	-0-	-0-	-0-	-0-
	2006	$156,000	-0-	-0-	-0-	-0-	-0-	-0- (1)

(1)  Does not include salary paid by Professional Technical Systems, Inc.

On January 31, 2006, the Company entered into employment agreements with its Mr. Croxton and Mr. Prentice.  The agreements provide for annual salaries of $156,000 and the transfer of 600,000 shares of Company common stock.  The common stock transferred to Messrs. Croxton and Prentice under the agreements has been cancelled.  The employment agreements each contain a non-competition agreement and provide for severance pay equal to one year base salary.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock of the Company on March 23, 2007, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors (designated with a “D”) and officers as a group.  Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Title of Class	Names and Address of Individual or Identity of Group	Amount and Nature of Beneficial Ownership*	Approximate % of Class**

Common	Benjamin C. Croxton 920 16th Avenue, N. St. Petersburg FL 33704	4,664,000	10.40%

Common	Mike Prentice 7944 9th Avenue South St. Petersburg, FL 33707	4,498,000	10.02%

Common	Peter W. James 120 79th Street South St. Petersburg, FL 33707	330,000.74%

Common	Robert C. Kratz 10110 Tarpon Springs Rd. Odessa, FL 33556	2,000,000	4.45%

Common	ZA Consulting, Inc. David P. Zazoff, Managing Director 116 West 23rd Street New York, NY 10003	80,000.17%

Common	UTEK Corporation 2109 E. Palm Ave. Tampa, FL 33605	16,119,672	35.94%

Common	All Officers and Directors as a Group	11,572,000	25.8%

*Securities “beneficially owned” are determined in accordance with the definition of “beneficial ownership” as set forth in regulations promulgated under the Securities Exchange Act of 1934, and accordingly may include securities owned by or for, among others, the spouse and/or minor children of an individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty days of the date hereof through the exercise of options, or otherwise.

**Percentage of beneficial ownership is based upon 44,845,811 shares of Common Stock, all of which were outstanding on February 11, 2008. For each named person, this percentage includes Common Stock of which such person has the right to acquire beneficial ownership either currently or within 60 days of February 11, 2008, including, but not limited to, upon the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other person. Such calculation is required by General Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934.

Item 12.  Certain Relationships and Related Transactions.

Interest expense recorded on debts owed the President of the Company totaled $1,313 and $6,218 for the years ended December 31, 2007 and 2006, respectively. See Note 8 for details of related party debt.

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

In December, 2006, the Board of Directors approved the cancellation of these and other shares that had been issued to certain consultants (see footnote 11) due to the performance expectations of the Company related to these agreements not being met.

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

See Exhibit Key

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

(10.10)

Agreement and Plan of Acquisition with UTEK

See Exhibit Key

Corporation, dated October 11, 2006.

(10.11)Agreement and Plan of Acquisition with UTEK

See Exhibit Key

Corporation, dated September 28, 2007

(11.0)

Statement re: Computation of Per Share Earnings

Note 1

to Financial Statements

(14.0)

Code of Ethics

See Exhibit Key

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

4.1

Incorporated by reference to the Company’s Form 10KSB filed with the Securities and Exchange Commission on April 3, 2007.

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

10.11

Incorporated by reference to the Company's Form 8-K filed with the

Securities and Exchange Commission on October 5, 2007.

14.1

Incorporated by reference to the Company’s Form 10KSB filed with the Securities and Exchange Commission on April 3, 2007.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Ferlita, Walsh & Gonzalez, P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended December 31, 2007 and 2006, respectively were $47,700 and $41,575.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Ferlita, Walsh & Gonzalez, P.A. that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the caption “Audit Fees” was $0.  The nature of the services comprising the fees disclosed under this category was:  N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Ferlita, Walsh & Gonzalez, P.A. for tax compliance, tax advice, and tax planning was $0.

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

WORLD ENERGY SOLUTIONS, INC.

Date: March 31, 2008

By:  /s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Operating Officer

Director

March 31, 2008

By:  /s/ MIKE PRENTICE

MIKE PRENTICE,

President

Chairman of the Board of Directors

March 31, 2008

By: /s/ PETER W. JAMES

PETER W. JAMES,

Chief Operating Officer

Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the periods ending December 31, 2007	F-2

Consolidated Statements of Operations for the periods ending
December 31, 2007 and 2006	F-3

Consolidated Statements of Cash Flow for the periods ending
December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the periods ending
December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-8–F-21

[Letterhead of Ferlita, Walsh & Gonzalez, PA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

World Energy Solutions, Inc.

St. Petersburg, Florida

We have audited the accompanying consolidated balance sheet of World Energy Solutions, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the each of the years in the two-year period ended December 31, 2007. World Energy Solutions, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Energy Solutions, Inc. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, the Company has had recurring losses and negative cash flows from operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 12.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ferlita, Walsh & Gonzalez, PA

Tampa, Florida

March 28, 2008

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEET FOR THE YEAR ENDED DECEMBER 31, 2007
ASSETS

Current assets

Cash	$43,112
Accounts receivable	28,441
Inventory	87,461
Prepaid expenses	58,460
Other current assets	117,324

Total current assets	334,798

Property and equipment, net	165,196

Other assets
Due from related party	362
Long term deposits	3,850
Intangible Assets, net	108,399

Total Assets	$612,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$52,618
Accrued expenses	370,666
Advance payments from dealers and customers	16,352
Note payable related party	50,000
Total current liabilities	489,636

Stockholders' Equity

Common stock; $.0001 par value; 100,000,000 shares
authorized; 43,933,689 shares issued and outstanding	4,394
Paid-in capital	16,603,291
Accumulated deficit	(16,484,716)
Total stockholders' equity	122,969
Total liabilities and Stockholders' Equity	$612,605

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net sales	$438,776	$554,983
Cost of goods sold	290,498	247,816

Gross profit	148,278	307,167

Payroll expense	498,485	2,272,900
Professional and consulting expense	1,691,865	1,602,088
Research and development	321,089	398,447
Other general and administrative expenses	357,289	1,099,139

Earnings (loss) from operations	(2,720,450)	(5,065,407)

Other income (expense)
Gain (loss) on disposal of property and equipment	(388)	(937)
Impairment loss	(3,332,650)	(3,456,631)
Interest income (expense), net	493	(6,218)
Miscellaneous income (expense)	-	(1,663)

Total other income (expense)	(3,332,545)	(3,465,449)

Earnings (loss) before provision
for income taxes	(6,052,995)	(8,530,856)
Provision for income taxes	-	-
Net loss	(6,052,995)	(8,530,856)
Preferred stock dividends	168,750	33,750
Net loss available to common shareholders	$(6,221,745)	$(8,564,606)
Loss per common share	$(0.19)	$(0.28)
Weighted average common shares outstanding	32,521,160	30,539,552

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(6,052,995)	$(8,530,856)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation & Amortization	38,106	16,354
Impairment loss	3,332,650	3,456,631
Loss on disposal of property and equipment	388	937
Stock based consulting & compensation expense	1,185,551	4,085,496

(Increase) decrease in:
Accounts receivable	27,680	(6,337)
Inventory	11,068	13,289
Prepaid expenses and other assets	59,095	16,904

Increase (decrease) in:
Accounts payable	35,843	(12,050)
Accrued expenses	111,876	(11,204)
Advance payments from dealers and customers	305	(3,010)

Total adjustments	4,802,562	7,557,010

Net cash used in operating activities:	(1,250,433)	(973,846)
Cash flows from investing activities

Purchase of equipment	(79,937)	(10,963)
Investment in subsidiary	450,000	300,000
Loans to others	-	(30,000)
Proceeds from disposal of property and equipment	6,912	100
Net cash provided by investing activities	376,975	259,137

Cash flows from financing activities:

Proceeds from issuance of common stock	778,170	794,800
Proceeds from loan payable	50,000	-
Repayment of loans payable to related parties	-	(161,097)
Repayment of long-term debt	-	(70,788)

Net cash provided by financing activities	828,170	562,915
Net increase (decrease) in cash	(45,288)	(151,794)
Cash, beginning of year	88,400	240,194
Cash, end of year	$43,112	$88,400

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (continued)

	2007	2006

Supplemental disclosures of noncash investing and financing activities:

Common stock issued for consulting services	$845,261	$4,004,565

Convertible preferred shares issued for
acquisition of Pure Air Technologies, Inc.	$-	$4,050,000

Common stock issued for acquisition of Hydrogen Safe Technologies, Inc.	$3,825,000	$-

Common stock issued for accrued Preferred Stock dividends	$202,500	$-

Dividends payable	$-	$33,750

Debt issued for property & equipment	$50,000	$-

Supplemental cash flow information:

Cash paid in interest	$1,313	$8,322
Cash paid for income taxes	$-	$-

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2005	-	-	24,057,401	2,405	1,977,473	(1,698,365)	281,513

Issuance of stock for cash	-	-	1,589,600	159	794,641	-	794,800
Issuance of stock for services	-	-	9,317,139	931	7,268,645	-	7,269,576
Cancellation of shares for services	-	-	(7,709,000)	(771)	(3,153,729)	-	(3,154,640)
Issuance of stock for acquisition	100,000	10	-	-	4,049,990	-	4,050,000
Preferred stock dividends	-	-	-	-	-	(33,750)	(33,750)
Net loss	-	-	-	-	-	8,530,856)	(8,530,856)
Balance, December 31, 2006	100,000	$10	27,255,140	$2,724	$10,937,020	$(10,262,971)	$676,783

Issuance of stock for cash	-	-	3,112,600	312	777,858	-	778,170
Issuance of stock for services	-	-	428,000	43	323,782	-	323,825
Cancellation and reissuance of shares per settlement	-	-	(2,799,551)	(279)	279	-
Issuance of stock for acquisition			7,500,000	750	3,824,250	-	3,825,000
Issuance of stock options for services	-	-	-	-	182,836		182,836
Contributed capital					355,600		355,600
Conversion of preferred stock and accrued dividends to common stock	(100,000)	(10)	8,437,500	844	201,666		202,510
Preferred stock dividends						(168,750)	(168,750)

Net loss	-	-	-	-	-	(6,052,995)	(6,052,995)
Balance, December 31, 2006	-		43,933,689	$4,394	$16,603,291	$(16,484,716)	$122,969

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

On November 7, 2005, Advanced 3-D Ultrasound Services, Inc. changed its name to World Energy Solutions, Inc.

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

On September 28, 2007, WESI acquired Hydrogen Safe Technologies, Inc. (HSTI) in a tax free stock for stock exchange.  HSTI was incorporated in the State of Florida on September 20, 2007.  As consideration for the agreement, the Company issued 7,500,000 unregistered shares of common stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of HSTI, assignment of an exclusive technology license for the detection of hydrogen in vehicles, engines and / or water heaters using hydrogen and oxygen, prepaid consulting fees and $450,000 cash.  (see note 2).

World Energy Solutions, Limited was created during 2007 to serve as a platform for marketing the Company’s products and developments in the UK and all European Union countries, when the time is right.  The entity does not have activity and has not been capitalized, and therefore, it is not consolidated.

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

(e) Accounts receivable - The Company carries its accounts receivable at cost less an allowance for doubtful accounts which is based on management’s assessment of the collectibility of accounts

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1)  Significant Accounting Policies: (continued)

receivable.  Based on management's assessment, an allowance was not required at December 31, 2007 and 2006.

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

(h) Warranty costs - The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. The warranty reserve as of December 31, 2007 and 2006 was $5,227.

(i) Freight costs - The Company includes freight-in costs in cost of goods sold. Total freight-in included in cost of goods sold for the years ended December 31, 2007 and 2006 was $4,588 and $3,329 respectively.

(j) Advertising expense - The Company expenses advertising costs as incurred.  During the year ended December 31, 2006, the Company entered into a marketing and advertising agreement for services to be provided for the consideration of $1,000,000 of restricted common stock.  The expense related to this agreement is being amortized over the term of the services to be performed which is one year.  As of December 31, 2007 and 2006, $166,667 and $833,333 had been expensed related to this advertising expense, respectively.

(k)  Research and development costs – In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Capitalized research and development assets with alternative future uses are amortized to research and development expense over the estimated useful life of the asset.  For the years ended December 31, 2007 and 2006, $321,089 and $398,447 were expensed to research and development, respectively.

(l) Fair value of financial instruments - The carrying amounts reported in the balance sheets for cash, receivables and payables are a reasonable estimate of fair value.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1)  Significant Accounting Policies: (continued)

(m) Earnings (loss) per common share - Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

		2007		2006
Net income (loss) per share basic and diluted:
Net income(loss)		$(6,221,745)		$(8,564,606)
Weighted average shares		32,521,160		30,539,552
Net income (loss) per share	$	(0.19)	$	(0.28)

There were no dilutive common stock equivalents as of December 31, 2007 and 2006.

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

As of the years ended December 31, 2007 and 2006, the Company had written off $3,332,650 and $3,456,631, respectively of intangible assets (see footnote 2).

(o) Certain reclassifications have been made to the financial statements as of and for the year ended December 31, 2006 to conform to the presentation as of and for the year ended December 31, 2007.

(p) Principles of consolidation –the consolidated financial statements as of and for the years ended December 31, 2007 and 2006 include the accounts of Pure Air Technologies, Inc.(incorporated August 7, 2006) and Hydrogen Safe Technologies, Inc. (incorporated September 20, 2007). Significant inter-company balances and transactions have been eliminated in consolidation.

World Energy Solutions, Limited was created during 2007 to serve as a platform for marketing the Company’s products and developments in the UK and all European Union countries, when the time is right.  The entity does not have activity and has not been capitalized, and therefore, it is not consolidated.

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

The Company considers its research and development to be a segment, as the research is for product lines separable from the Company’s main line of business.  As of December 31, 2007 and 2006, expenses

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1)  Significant Accounting Policies: (continued)

related to this segment were $321,089 and $398,447, respectively.  As of the years ended December 31, 2007 and 2006, the research and development segment had a total of $175,908 and $54,736 of assets at cost and $33,457 and $14,629 of related accumulated depreciation, respectively.  These assets are amortized to research and development expense over their estimated useful lives, ranging from five to seven years.

(r) Share Based Payments - The Company has adopted Financial Accounting Standards Board (FASB) Statement 123R, Share Based Payments, Revised (SFAS 123R) and the related FASB Staff Positions (FSPs) effective January 1, 2006.  The valuation of share based payments for the years ended December 31, 2007 and 2006 were in compliance with the above guidances.

(2)  Mergers and acquisitions:

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

The intellectual rights related to the purchase of PATI were valued at $3,456,631 at the time of the acquisition. While the Company anticipates further development of the related technology, as of December 31, 2006, the technology had not yet been tested on the market nor had there been any related sales.  Estimation of future sales could not be determined as the technology is not yet ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, the consideration of other similar technology entering the market prior to the Company can not be determined.  Based on the above factors, the Company concluded that the valuation of the intangible could not be fully supported and therefore as of December 31, 2006, the Company deemed the intellectual rights impaired and wrote them off during 2006.

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

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(2)  Mergers and acquisitions: (continued)

The purchase price of $3,825,000 was based on the stock closing price on the date of acquisition.  The resulting intangible asset of $3,332,650 was analyzed and although the Company anticipates further development of the related technology, as of December 31, 2007, the technology had not yet been tested on the market nor had there been any related sales. Estimation of future sales could not be determined as the technology is not ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, consideration of other similar technology entering the market prior to the Company can not be determined.  Based on the above factors, the Company concluded that the capitalized value of the intangible could not be fully supported and therefore as of December 31, 2007, the Company deemed the intangible asset to be impaired and expensed it.

(3)  Inventory:

Inventory consists of the following at December 31:

		2007
Raw materials		$50,133
Work-in-process		-
Finished goods		21,019
Purchased finished goods		29,365
	$
Less allowance for obsolescence		13,056
		$87,461

(4)  Other Current Assets:

During the year ended December 31, 2006, the Company loaned $30,000 to a consultant with an original maturity date of November 15, 2007.  The loan which accrues interest at 6% annum was extended one year to November 15, 2008.  As of December 31, 2007, accrued interest was $2,037 and is included in other current assets.

Other current assets also include deferred consulting expense of $83,600 and a note receivable related to the sale of a fixed asset of $1,687.

(5)  Property and Equipment:

Property and equipment consist of the following at December 31:

2006
Office equipment	$31,957
Manufacturing equipment	48,824
Furniture and fixtures	9,522
Research and development vehicles	96,287
Research and development equipment	79,621
Leasehold improvements	19,422
285,633
Less accumulated depreciation	120,437
$165,196

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(5)  Property and Equipment: (continued)

Office equipment at December 31, 2007 includes equipment acquired under a capital lease with a capitalized value of $16,073.  Related amortization included in accumulated depreciation was $13,529 and $10,314 at December 31, 2007 and 2006, respectively.

(6)  Intangible Assets:

Other assets include license agreements in the total amount of $94,010 and website development costs of $25,000.  The Company has world wide exclusive licenses in the field of air purification, for technology designed to help eliminate organic and biological airborne organisms; and for the exclusive rights for surface acoustic wave hydrogen sensor technology, which includes the rights for use, sub-licensing and selling related licensed products.  Both licenses are being amortized over a life of 17 years.  Amortization expense for the years ended December 31, 2007 and 2006 were $5,010 and $0, respectively.

The Company has capitalized website development costs per guidance of EITF 00-2, accounting for web site development costs.  The costs are being amortized over the estimated life of the website of three years.  Amortization expense related to the website development was $5,601 and $0 for the years ended December 31, 2007 and 2006, respectively.

(7)  Lease Commitments:

The Company maintains two facilities: its main office which houses the corporate and manufacturing facilities and a second unit used for research and development within the same industrial complex and has two separate leases related to these facilities. The main office lease has a term expiring on September 30, 2009.  During the term of the lease the Company is required to maintain comprehensive public liability insurance, including property damage for the benefit of the Company and the lessor.

The research and development lease expires on October 14, 2009 and the payment of its rent is guaranteed by the Company's President. The lease requires the Company to maintain comprehensive general liability insurance with minimum limits of $1,000,000 combined single limit coverage of bodily injury, property damage or combination thereof.  The lessor shall be listed as an additional insured on this policy.

As of December 31, 2007, the minimum rental payments due under these operating leases are as follows:

December 31,	Amount
2007	$44,961
2008	-
2009	-
2010	-
2011	-
Thereafter	-
$44,961

Total rent expense on these leases was $67,392 and $58,997 for the years ended December 31, 2007 and 2006, respectively.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(8)  Related Party Transactions:

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

The employment agreements did not specify any specific performance conditions that had to be met for the employees to receive the common shares.  Since the employees were still actively employed by these agreements and all other terms of the agreement remained in place, the cancellation of these shares was accounted for by the guidance of FAS 123R, “Share Based Payment (as amended)”.  The cancellation was not accompanied by a replacement award and management has no anticipation to replace these awards of stock, so it was accounted for as a repurchase for no consideration and the shares were immediately cancelled.  Accordingly, the compensation expense recognized for these shares during the first quarter in 2006, remained recorded.

During the year ended December 31, 2007 the Company entered into a $50,000 note payable with a related party.  The note is secured by a Company truck and accrues interest at 7.5% per annum. As of December 31, 2007 all accrued interest had been paid in full.  Beginning January 21, 2008, monthly payments of $4,338 are due until the principal and any additional accrued interest are paid in full by December 31, 2008.

The Company leases its main office space referred to in footnote 7 from a related party.  The total rent expense related to this lease was approximately $34,000 for the year ended December 31, 2007.  The Company also entered into a consulting agreement with this related party and pays a monthly payment of $3,000 for marketing and financial consulting services.

(9)  Concentrations of Credit Risk:

The Company sells its products to customers on an open credit basis.  The Company's trade accounts receivable are due from such customers and are generally uncollateralized.  During the years ended December 31, 2007 and 2006, one customer accounted for 14% of Company sales.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(10)  Income Taxes:

The provision for federal and state income taxes for the years ended December 31 is as follows:

	2007	2006
Current	$-	$-
Deferred	-	-
Total Provision for Income Taxes	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$5,987,160	$4,963,490
Other	7,340	7,610
Total deferred tax assets	$5,994,500	$4,971,100

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$16,900	$12,700
Total deferred tax liabilities	$16,900	$12,700
Net deferred tax asset before valuation allowance	$5,977,600	$4,958,400
Valuation allowance	(5,977,600)	(4,958,400)
Net deferred tax asset	$-	$-

The Company has recorded a 100% valuation allowance against the net deferred tax asset at December 31, 2007 and 2006 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards. The valuation allowance increased $1,019,200 and $1,009,400 in 2007 and 2006, respectively.  At December 31, 2007, the Company has available unused federal net operating losses of approximately $15,900,000 that may be used against future taxable income and if not utilized, will expire by the end of 2025.

Income taxes for the twelve month periods ended December 31, 2007 and 2006 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	2007	2006
Expected provision (benefit)	$(2,058,018)	$(2,900,491)
Effect of:
State income taxes net of federal benefits	(98,288)	(110,090)
Non-deductible (income) expense	1,137,418	1,869,344
Other, net	(312)	131,837
Change in valuation allowances	1,019,200	1,009,400
	$-	$-

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(11) Stock Transactions:

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

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(11) Stock Transactions: (continued)

expensed related to these cancelled shares for the year ended December 31, 2006 was $145,000 for legal and $145,000 for R&D expenses.

On April 3, 2006, the Company entered into a one year financial and strategic consulting agreement with a consultant for investor introductions leading to qualified equity financing up to $10 million and project financing up to $100,000,000.  Additionally, the consultant was to provide financial consulting services including the development of financial projections, presentation materials and customized proposals.  For these services the consultant received 6,309,000 unregistered, restricted common stock on April 3, 2006.  The value of these shares $3,154,500 was capitalized as prepaid expenses and was being recognized over the life to the agreement.  On September 28, 2006, the Company terminated the consulting agreement due to non-performance.  The outstanding 6,309,000 shares were cancelled.  Since the consulting agreement included specific performance goals and was based solely on the satisfaction of those agreements, any recognized expense related to this agreement was reversed as of December 31, 2006.

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

On September 11, 2006, the Company entered into a consulting agreement related to a specific product with UTEK Corporation.  Compensation of $35,000 defined within the agreement representing a total of 87,500 unregistered, restricted common stock were issued.  The full expense was recognized in the year ended December 31, 2006, as the terms of the agreement had been met.

On November 7, 2006, the Company entered into a marketing agreement with Evergreen Marketing, Inc. (EM) for various web, press and profile services.  A total of $5,000 cash was required at the time of execution of the agreement and 250,000 unregistered, restricted shares are to be issued to EM. The shares carry piggyback registration rights.  If the shares were not registered within one year of the date on the certificate, then EM would have the right to sell the shares under Rule 144.

The shares were valued at the stock closing price of $0.49 on November 7, 2006 resulting in a total of $122,500.  The $122,500 and the $5,000 cash, ($127,500) was recorded in prepaid expenses and is being amortized over one year.  As of December 31, 2007 and 2006, a total of approximately $108,000 and $19,000, respectively was amortized to expense.

On October 11, 2006, WESI acquired 100% of the issued and outstanding stock of Pure Air Technologies, Inc.(PATI), a subsidiary of UTEK Corporation in a tax free stock for stock exchange.

The Company issued 100,000 shares of WESI Series A convertible preferred stock in exchange for $300,000 cash, $293,369 of prepaid sponsored research and license agreements, including a world wide exclusive license in the field of air purification, for a technology designed to help eliminate organic and

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(11) Stock Transactions: (continued)

biological airborne organisms.  At any time after one year, at the election of UTEK, the convertible preferred stock could convert into $4,050,000 of restricted common stock of WESI, based on the previous ten day average closing bid price on the date of conversion.  With a minimum of at least ten cents ($0.10)

per share; thereby limiting the maximum number of restricted common shares to be received upon conversion to 40,500,000.

During the twelve month period in which UTEK was holding the preferred stock, WESI accrued interest at an annual rate of 5%, compounded quarterly, which was payable in cash or common shares of WESI.  On October 11, 2007, UTEK Corporation converted all of the 100,000 Series A convertible preferred shares that were issued with the acquisition of Pure Air Technologies, Inc.  In addition, accrued dividends in the amount of $202,500 were converted.  A total of 8,437,500 Common Shares of the Company were issued for the conversions.

During the year ended December 31, 2007, the Company sold 3,112,600 shares of common stock for $778,170.

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

Two significant shareholders contributed capital to the Company in the form of 1,210,000 common shares that were issued as incentive to certain consultants and employees.  The fair value of the shares were valued at the closing stock price on the dates of contribution ranging from $0.28 to $0.70 and recorded as contribution to capital and an expense of the company in the amount of $355,600.

During the second quarter of 2007, the Company issued 268,000 shares of common stock for various serviced to be provided for web site enhancement & development; advertising; and for consulting services related to investor relations valued at approximately $75,400.

On April 16, 2007, the Company entered into an agreement to secure $5,000,000 financing through a private placement of the Company’s common stock.  The agreement is effective for 180 days or until such financing has been achieved.

As compensation for the agreement, the Company paid a $15,000 sign on fee.  A consultancy fee of 10% of the aggregate gross proceeds of the common stock purchased through introductions from the investor firm, plus 3% in non-accountable expenses, payable in cash shall be due at the time of the investor purchases.

Thirteen percent of the aggregate number of securities purchased by investors introduced by the investor firm shall be payable in warrants that are exercisable into the Company’s common stock.  The expiration date shall not be less than three years, unless warrants are issued as part of the offering, in which case the warrants granted to the investor firm shall have the same expiration date of the investor warrants.  The

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(11) Stock Transactions: (continued)

warrant exercise price shall be the same price of the Company’s common stock issued at the time of the offering, or if warrants are issued as part of the offering, then the exercise price shall be the same as those offered.  As of December 31, 2007, no financing had been obtained through this agreement.

During May, 2007, the Company entered into an agreement for consulting services in connection with obtaining capital or debt financing in an aggregate amount of no less than $3,000,000.  In exchange for these services, the Company paid the consultant a non refundable fee of $6,500 and also will pay certain costs and expenses incurred by the consultant related to his services to the Company.  No individual cost or expense of $100 or greater shall be incurred by the consultant without prior approval of the Company.  As of December 31, 2007, no financing had been obtained from this agreement.

The Company has amicably resolved and settled the litigation and appellate matters styled:  World Energy Solutions, Inc. v. David Weintraub, et al., No. 06-8968-CI-20 (Cir. Ct. Pinellas Cty.); Rachel Steele v. World Energy Solutions, Inc., No. 07-2010-CI-020 9Cir. Ct. Pinellas Cty.); and, the related interlocutory appeal styled David Weintraub v. World Energy Solutions, Inc., et al., No. 2D07-3560 (Fla. 2d DCA 2007).  The parties to the Litigation, including the Company, David L. Weintraub, Rachel Steele, Daniel Witherspoon, III, Timothy Daley, Leslie Sands and Rajax, Inc. have all executed mutual releases regarding all claims in the Litigation and agreed that all such claims shall be dismissed with prejudice.  The parties further agreed that they shall each bear their own attorneys’ fees and costs incurred in the Litigation.

Pursuant to the Litigation, the Company sought to recover damages and obtain cancellation of shares of its common stock that had been issued to Daniel Witherspoon, III, Leslie Sands, Rajax, Inc. and Rachel Steele and here designees.  In July 2007, the company cancelled 4,449,551 shares of its common stock that had been issued on various amount to Rajax, Inc., Daniel Witherspoon, III and Rachel Steele and her designees, respectively.  In connection with the amicable resolution of the Litigation and exchange of mutual releases by the parties regarding all claims and threatened claims, the Company has agreed to issue 1,650,000 shares (the “Shares”) of its unregistered common stock to Rachel Steele.  The Shares shall constitute “restricted securities” as such term is defined in Securities and Exchange Commission Rule 144 (“Rule 144”) and each certificate representing the Shares shall bear a legend reflecting the restriction imposed by Rule 144.

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

(12)  Commitment and Contingencies:

Going concern:

As reflected in the Statement of Operations, the Company has had recurring losses and negative cash flows from operations. These factors are an indication that that the Company may not be able to continue as a going concern.  To continue as a going concern, the Company will need to raise additional capital, borrow funds, or generate more revenues from current product sales and new product sales associated

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(12)  Going concern: (continued)

with the business plan implementation.  If current cash flow is not sufficient to cover planned operations in 2008, management believes it can raise additional capital from private placements, borrow funds from its officers, and delay certain expenditures to continue as a going concern during the next year.

Legal matters:

None.  As of year-end 2007, the Company was not involved in any litigation.

(13)  Recent Accounting Pronouncements:

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements. The Financial Accounting Standards Board issued Statement No.159, in February 2007.  This standard applies to all entities however most of the provisions of the Statement apply only to entities that elect the

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(13)  Recent Accounting Pronouncements: (continued)

fair value option.  The Statement’s objective is to improve financial statement reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The effective date is for the first fiscal year beginning after November 15, 2007.  The Company is currently considering the possible effects of this statement.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(14)  Subsequent Events:

The Company entered into a Regulation S distribution agreement on January 14, 2008 which replaced the Regulation S distribution agreement entered into on November 29, 2007.  The total of up to 20,000,000 shares of restricted common stock to be offered remained the same.  The shares sold will be offered on the lower of the closing bid price for WESI stock as quoted on the NASDAQ Bulletin Board on the date prior to the trade date or the closing price of said shares minus an original offering discount of 15%.  The agreement terminates on December 31, 2008 unless extended in writing by both parties.  The agreement may also be terminated at any time with 21 days written notice by the Company.

In February, 2008, the Company entered into a Regulation S distribution agreement to offer up to a total of 20,000,000 shares of stock exclusively to non-nationals and non-residents of the United States of America.  The agreement can be terminated at any time by either party without penalty by providing one month’s written notice.

On March 3, 2008, the Company entered into a Regulation S distribution agreement to offer up to a total of 20,000,000 shares of restricted common stock.  The shares sold will be offered on the lower of the closing bid price for WESI stock as quoted on the NASDAQ Bulletin Board on the date prior to the trade date or the closing price of said shares minus an original offering discount of 15%.  The agreement terminates on December 31, 2008 unless extended in writing by both parties.  The agreement may also be terminated at any time with 21 days written notice by the Company.

In February 2008, the Company opened a $35,000 line of credit that is guaranteed by the President of the Company.