Form 10QSB
period 2008-03-31
WORLD ENERGY SOLUTIONS, INC.
filed 2008-05-15
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 15, 2008 was 52,565,093.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Current assets

Cash	$-	$43,112
Accounts receivable	49,515	28,441
Inventory, net	83,194	87,461
Prepaid expenses and other current assets	114,945	175,784

Total current assets	247,654	334,798

Property & equipment, net	189,999	165,196

Long Term Deposits	3,850	3,850
Due from Related Party	362	362
Intangibles, net	114,933	108,399

Total Assets	$556,798	$612,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$124,692	$52,618
Accrued expenses	448,960	370,666
Bank overdraft	12,938	-
Credit line	35,000	-
Advance payments from dealers and customers	16,019	16,352
Due to related party	54,848	50,000
Total current liabilities	692,457	489,636

Stockholders’ equity

Preferred stock; $.0001 par value;
100,000,000 shares authorized and -0- shares issued	-	-
Common stock; $.0001 par value;
750,000,000 shares authorized; 46,892,988 and 43,933,689 shares issued and outstanding	4,688	4,394
Paid-in capital	16,884,218	16,603,291
Accumulated deficit	(17,024,565)	(16,484,716)

Total stockholders’ equity	(135,659)	122,969

Total Liabilities and Stockholders’ Equity	$556,798	$612,605

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,

	2008	2007

Net sales	$85,794	$99,409
Cost of goods sold	60,545	61,472

Gross profit	$25,249	$37,937

Other general and administrative expenses	454,523	882,156
Loss from operations	(429,274)	(844,219)

Other income (expense)
Interest expense, net of interest income	$(1,074)	$-
Research and development	$(109,501)	$(88,129)

Total other income (expense)	$(110,575)	$(88,129)
Earnings (loss) before provision
for Income taxes	$(539,849)	$(932,348)
Provision for income taxes	-	-

Net loss	(539,849)	(932,348)
Preferred Stock Dividends	-	50,625

Net income (loss) available to common shareholders	$(539,849)	$(982,973)

Income (loss) per common share	$(0.01)	$(0.03)

Weighted average common shares outstanding	45,613,099	28,131,684

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, UNAUDITED
	2008	2007

Cash flows from operating activities
Net loss	$(539,849)	$(932,348)

Adjustments to reconcile net loss to net cash used
in operating activities:

Depreciation & Amortization	16,181	6,031
Stock based donation	22,800	-
Stock based consulting & compensation expense	8,000	355,261
(Increase) decrease in:
Accounts receivable	(21,074)	20,847
Inventory	4,267	4,029
Prepaid expenses and other assets	49,152	443,191
Increase (decrease) in:
Accounts payable	54,583	45,910
Accrued expenses	78,294	(918)
Advance payments from dealers & customers	(333)	51

Total adjustments	211,870	874,402

Net cash (used) in operating activities	(327,979)	(57,946)

Cash flows from investing activities

Purchase of equipment	(20,028)	-
Proceeds from loan receivable	1,688	-

Net cash provided by (used in) investing activities	(18,340)	-

Cash flows from financing activities

Proceeds from issuance of common stock	$250,421	$416,150
Proceeds from related party loans	17,000	-
Repayment of related party note payable	(12,152)	-
Proceeds from credit	35,000	-

Net cash provided by financing activities	290,269	416,150

Net increase (decrease) in cash	(56,050)	358,204
Cash, beginning of period	43,112	88,400

Cash (overdraft) end of period	$(12,938)	$446,604

Supplemental disclosures of non-cash investing
and financing activities:

Common stock issued for services	$-	$355,261

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, UNAUDITED (continued)
	2008	2007

Donation of common shares	22,800	-
Contribution to capital for payment of consulting services	8,000	-
Equipment purchase by credit	17,491

Cash flow information:

Cash paid for interest	$862	$-
Cash paid for income taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information presented herein for the three months ended March 31, 2008, is unaudited.

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

On October 11, 2006, WESI acquired Pure Air Technologies, Inc. (PATI), a subsidiary of UTEK Corporation in a tax-free stock for stock exchange.  The Company issued 100,000 shares of Series A convertible preferred stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of PATI, assignment of a world wide exclusive technology license, a sponsored research agreement and $300,000 cash.  The 100,000 shares of preferred stock plus $202,500 of accrued dividends were converted into 8,437,500 shares of common stock on October 17, 2007.

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

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(2) Basis of Presentation (continued):

The consolidated financial statements as of and for the three months ended March 31, 2008 include the accounts of Pure Air Technologies, Inc. (incorporated August 7, 2006) and Hydrogen Safe Technologies, Inc. (incorporated September 20, 2007). Significant intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes included in the Company’s annual report of Form 10-KSB for the year ended December 31, 2007.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128).  SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

(3) Inventory:

Inventory consists of the following at March 31, 2008, as compared to year-end 2007:

	2008	December 31, 2007

Raw materials	$53,166	$50,133
Finished goods	13,859	21,019
Purchased finished goods	29,226	29,365
	96,251	100,517
Less allowance for obsolescence	13,057	13,056
	$83,194	$87,461

(4) Stock transactions and agreements:

The Company has commenced an offering of its common stock pursuant to and in reliance upon the exemption from registration provided by Securities and Exchange Commission Regulation S, promulgated under the Securities Act of 1933, as amended.  The Company seeks to sell up to twenty million (20,000,000) shares of its restricted common stock (the “Shares”) in the Regulation S offering (the “Offering”).  The Shares are available for sale only to third parties who are not U.S. persons (as defined in Rule 902 of Regulation S).

The Company has engaged three separate entities to serve as its distribution managers for the Offering.  The Company and the distribution managers have engaged two separate entities to serve as the escrow agent.  The escrow agent will hold funds paid by buyers and disburse Company stock certificates to buyers who qualify as non-U.S. persons in a Regulation S placement and whose offers to purchase Shares are accepted by the Company.

The shares sold will be offered on the lower of the closing bid price for WESI stock as quoted on the NASDAQ Bulletin Board on the date prior to the trade date or the closing price of said shares minus an original offering discount of 15%.  The Company will receive 27% of the proceeds from each accepted offer and the balance will be paid to the Distribution Manager (72%) and the Escrow Agent (1%).   The agreements terminate on December 31, 2008 unless extended in writing by both parties.  The agreements may also be terminated at any time with 21 days written notice by the Company.

During the three months ended March 31, 2008, the Company issued a total of 1,719,299 shares of common stock in connection with the Regulation S stock offering resulting in proceeds of $104,421 to the Company.  The proceeds are net of $381,633 of stock offering costs.

In the same three month period, the Company issued 1,140,000 shares of common stock for $146,000 cash.

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4) Stock transactions and agreements (continued):

On January 8, 2008, the Company donated 100,000 shares of stock to an organization.  The stock was valued at the stock closing price on the date of the donation which was $0.228 resulting in a total expense of $22,800.

The Company recorded $8,000 of contributed capital and related consulting expense to Hydrogen Safe Technologies, Inc. during the three months ended March 31, 2008.

During the year ended December 31, 2007 the Company issued 3,112,600 shares of common stock for $778,170 cash.  A total of 428,000 common shares were issued for services totaling $323,825.

The Company issued 650,000 stock options to a director of the Company for consulting services valued at approximately $182,836 and two significant shareholders contributed capital to the Company in the form of 1,210,000 shares of common stock, which were used as incentive to certain consultants and employees.  This contributed capital was valued as an expense to the Company in the year ended December 31, 2007 in the amount of $355,600.

Additionally as of December 31, 2007, the Company issued a total of 7,500,000 common shares in exchange for 100% of the issued and outstanding shares of Hydrogen Safe Technologies, Inc. (HSTI).  A total of 100,000 convertible preferred shares which had been issued during the year ended December 31, 2006 for the acquisition of 100% of the issued and outstanding shares of Pure Air Technologies, Inc. (PATI), and the related accrued dividends were converted during 2007 into a total of 8,437,500 common shares.

In July 2007, the Company cancelled a total of 2,799,551 common shares pursuant to litigation with certain consultants whose services had previously been paid in common shares.  The Company had sought to recover damages and obtain cancellation of shares of its common stock which had been issued for service that had not been fully rendered.

(5) Related party activities:

The Company leases their corporate office facility from their Chief Operation Officer and Director.  The lease expires in October, 2009 and was executed at monthly rates and terms reflecting current market rates.

The Company has a month to month consulting agreement for investor services with a Director of the Company.  As of March 31, 2008, the company has an accrued liability of $18,000 for these services.

As of March 31, 2008, the Company has two loan payables to the President of the Company totaling $54,848.  Both loans accrue interest at 9%. Interest expense as of March 31, 2008, includes $1,383 related to these loans of which $861 has been paid as of March 31, 2008.

(6) Consulting & Employment Agreements:

During the quarter ended March 31, 2008, the Company entered into an employment agreement with their Chief Operating Officer.  The agreement provides a base salary of $10,000 per month and other Company benefits as defined within the Company’s employee handbook.  The agreement does not have an expiration date.

The Company entered into a two year consulting agreement on April 7, 2008 for consulting services to be rendered in the area of design, manufacturing, sales marketing and distribution of surge protection.  As compensation, the consultant is to be paid $65,000 annually as base compensation and various defined levels of commission percentages will be paid based on the type of sales generated.  The consultant will be reimbursed for any approved job related expenses and will report directly to the Chief Operation Officer.

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7) Income taxes:

The provision for federal and state income taxes for the three month period ended March 31, 2008 and 2007 are as follows:

	March 31, 2008	March 31, 2007
Current	$-	$-
Deferred	-	-
Total Provision for Income Taxes	$-	$-

As of March 31, 2008, the Company has available unused consolidated income tax net operating loss (“NOL”) carryforwards for federal purposes of approximately $16 million that may be used against future taxable income and if not utilized, will expire by the end of 2025.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carry forwards	$6,181,763
Other	18,537
Total deferred tax assets	$6,200,300

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$20,400
Total deferred tax liabilities	$20,400
Net deferred tax asset before valuation allowance	$6,179,900
Valuation allowance	(6,179,900)
Net deferred tax asset	$-

The Company has recorded a 100% valuation allowance against the net deferred tax asset at March 31, 2008 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards.

The change in the valuation allowance is as follows:

March 31, 2008	$6,179,900
December 31, 2007	5,977,600
Change in valuation allowance	$202,300

Income taxes for the three month periods ended March 31, 2008 and 2007 differ from the amounts computed by applying the effective income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	March 31, 2008	March 31, 2007
Expected provision (benefit)	$(183,549)	$(316,998)
Effect of:
State income taxes net of federal benefits	(18,646)	(33,383)
Non-deductible (income) expense	8,903	4,317
Other, net	(9,008)	(15,321)
Change in valuation allowances	202,300	361,385
	$-	$-

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(8) Commitment and Contingencies:

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

(9) Recent Accounting Pronouncements

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

Liquidity and Capital Resources

Our cash decreased to a cash overdraft as of March 31, 2008 compared to $43,112 as of December 31, 2007.  This decrease is due mostly to timing issues related to funds received for equity financing.

The cash used in operating activities for the three months ended March 31, 2008 was greater than the cash used in 2007 by approximately $270,000.  Gross profit from sales decreased between the years.  General and administrative expenses and consulting expenses decreased approximately $427,600 Decreases in equity based consulting expenses during the three months ended March 31, 2008 contributed to the decrease in expenses between the years.

We do not believe our working capital is sufficient to implement the full spectrum of our planned, new energy-saving business model.  Operations in 2008 and most of 2007 have been funded in large part through the sale of common stock and such funding will need to continue in order to allow us to implement our new business model.  The Company has been successful in acquiring certain services through consulting agreements that are funded in large part through the issuance of common stock as noted above.  However, the Company currently is offering its stock through a private placement memorandum.  The Company plans to raise additional capital through the sale of common stock.  The proceeds from the sale will be used to fund research and development consulting and professional fees, new job installs, other expenses and for working capital.

In October 2006, the Company acquired all of the outstanding shares of Pure Air Technologies, Inc. (PATI) from UTEK Corporation, a consultant of the Company.  Previously PATI licensed certain technology from the University of Florida.  PATI agreed to pay future patent costs related to the technology and to pay future royalties based on sales of products incorporating the technology.  PATI also entered into a sponsored research agreement with the University through the payment of $231,000.  The Company issued UTEK 100,000 of its convertible preferred stock in exchange for all of the outstanding shares of PATI, assignment of the technology license and the sponsored research agreement and $300,000 cash.  The Company believes any future costs related to the PATI technology can be funded through operations.

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

Valuation Allowance on Deferred Tax Assets

SFAS No. 109, “Accounting for Income Taxes” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors.  At December 31, 2007, our net deferred tax assets are $5,994,500, comprised principally of net operating loss carry forwards (NOLs).  Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorate basis.

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

2008 Compared to 2007

Total product sales for the three months ended March 31, 2008 were $85,794 compared to 2007 sales of $99,409 for the three months then ended.  Gross profit on sales was approximately 29% compared to 38% for the respective three months.  The decrease during the three months ended March 31, 2008 is attributable to a slight increase in material costs.

Our general and administrative expenses for the three months ended March 31, 2008 decreased to $454,523 from $882,156 for the three months ended March 31, 2007.  The decrease as of March 31, 2008 is mostly related to a decrease in equity based consulting expense.

We expect significant increases in future consulting, salary and research and development expenses as a result of the implementation of our new business model.

Forward Looking Statements.

This Quarterly Report on Form 10-QSB of World Energy Solutions, Inc. for the three month period ended March 31, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by World Energy Solutions, Inc.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

an abrupt economic change resulting in an unexpected downturn in demand;

(b)

governmental restrictions or excessive taxes on our products;

(c)

over-abundance of companies supplying energy conserving products and services;

(d)

economic resources to support the retail promotion of new products and services;

(e)

expansion plans, access to potential clients, and advances in technology; and

(f)

lack of working capital that could hinder the promotion and distribution of products and services to a broader based business and retail population.

Item 3.  Controls and Procedures.

Item 3A(T).  Controls and Procedures.

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

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

This Quarterly Report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2008, the Company issued unregistered shares of its common stock as set forth in the table below.

Date	Name	Total Dollar Amount	Price per Share	Total Number of Shares
1/22/08	Robert Bloch	$21,000	$0.15	140,000
1/23/08	Flavis Lazenby	$15,000	$0.15	100,000
1/24/08	Jerry Little	$ 5,000	$0.10	50,000
1/25/08	Joseph & Linda Chumbley	$ 20,000	$0.10	200,000
2/11/08	Gilbert & Christina Himes	$25,000	$0.10	250,000
2/13/08	Wayne Huepenbecker	$15,000	$0.15	100,000
2/13/08	Jan Haukos	$15,000	$0.15	100,000
2/13/08	Kathleen Beckus	$15,000	$0.15	100,000
2/18/08	Robert Bloch	$15,000	$0.15	100,000

All sales of shares of common stock identified in the table above were made pursuant to Section 4(2) of the 1933 Act.  The proceeds of the sale of these securities are to provide operating capital and development costs.

In addition to the shares of common stock identified above, the Company has commenced an offering of its common stock pursuant to and in reliance upon the exemption from registration provided by Securities and Exchange Commission Regulation S, promulgated under the Securities Act of 1933, as amended.  During the period covered by this report, the Company has sold 1,719,299 shares of its common stock in “offshore transactions” to twenty-four (24) “non-U.S. persons” as such terms are defined and/or contemplated in Securities and Exchange Commission Regulation S.  The Company seeks to sell up to twenty million (20,000,000) shares of its restricted common stock (the “Shares”) in the Regulation S offering (the “Offering”).  The Shares are available for sale only to third parties who are not U.S. persons (as defined in Rule 902 of Regulation S).

The Company has engaged three separate entities to serve as its distribution managers for the Offering.  The Company and the distribution managers have engaged two separate entities to serve as the escrow agent.  The escrow agent will hold funds paid by buyers and disburse Company stock certificates to buyers who qualify as non-U.S. persons in a Regulation S placement and whose offers to purchase Shares are accepted by the Company.

The shares sold will be offered on the lower of the closing bid price for WESI stock as quoted on the NASDAQ Bulletin Board on the date prior to the trade date or the closing price of said shares minus an original offering discount of 15%.  The Company will receive 27% of the proceeds from each accepted offer and the balance will be paid to the Distribution Manager (72%) and the Escrow Agent (1%).  The agreements terminate on December 31, 2008 unless extended in writing by both parties.  The agreements may also be terminated at any time with 21 days written notice by the Company.

During the three months ended March 31, 2008, the Company issued a total of 1,719,299 shares of common stock in connection with the Regulation S stock offering resulting in proceeds of $104,421 to the Company.  The proceeds are net of $381,633 of stock offering costs.

During the three months ended March 31, 2008, the Company issued a total of 1,719,299 shares of common stock in connection with the Regulation S stock offering, resulting in net proceeds of $104,421 to the Company.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company is incorporating by reference herein the information set forth in its Information Statement Pursuant to Section 14(c) of the Securities and Exchange Act of 1934, as previously furnished to shareholders.

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number and Description	Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation S-B:

(3.0)

Articles of Incorporation and Bylaws

(3.1)

Articles of Incorporation (as amended)

See Note 1 (below)

(3.2)

Bylaws

See Note 2 (below)

(10.0)  Material Contracts

(10.1)

Employment Agreement with Benjamin Croxton

dated January 31, 2006

See Note 3 (below)

(10.2)

Employment Agreement with Mike Prentice

dated January 31, 2006

See Note 3 (below)

(11.0)

Statement re: Computation of Per Share Earnings

See Consolidated Statements

of Operations

(31.0)

Certification of Chief Executive Officer and Chief

Financial Officer

Filed Herewith

(32.0)

Certification pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Filed Herewith

Exhibit Key

Note 1	Incorporated by reference to the Company’s quarterly report on Form 10-QSB filed with the Securities and Commission on August 14, 2007.
Note 2	Incorporated by reference to the Company’s registration statement on Form 10-SBA filed with the Securities and Exchange Commission on February 2, 1999.
Note 3	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on January 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

Date:  May 15, 2008

/s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer