Form 10-Q
period 2008-06-30
WORLD ENERGY SOLUTIONS, INC.
filed 2008-08-14
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)

Accelerated filer (__)

Non-accelerated filer (__)

Smaller reporting company (_x_)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 1, 2008 was 75,225,005.

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Current assets

Cash	$269,552	$43,112
Accounts receivable	57,394	28,441
Inventory, net	80,678	87,461
Prepaid expenses and other current assets	91,859	175,784

Total current assets	499,483	334,798

Property & equipment, net	142,905	165,196

Long term deposits	3,850	3,850
Due from related party	362	362
Intangibles, net	150,694	108,399

Total assets	$797,294	$612,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$100,966	$52,618
Accrued expenses	418,097	370,666
Credit line	27,608	-
Advance payments from dealers and customers	15,989	16,352
Due to related party	-	50,000
Total current liabilities	562,660	489,636

Stockholders’ equity

Preferred stock; $.0001 par value;
100,000,000 shares authorized, series B, 100,000 and-0- shares issued, respectively	10	-
Common stock; $.0001 par value;
750,000,000 shares authorized; 64,030,399 and 43,933,689 shares issued and outstanding	6,402	4,394
Paid-in capital	21,066,176	16,603,291
Accumulated deficit	(20,837,954)	(16,484,716)

Total stockholders’ equity	234,634	122,969

Total Liabilities and Stockholders’ Equity	$797,294	$612,605

The accompanying notes are an integral part of these consolidated financial statements

Link to Table of Contents

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net sales	$137,511	$117,775	$223,305	$217,185
Cost of goods sold	58,303	54,751	118,848	116,223

Gross profit	79,208	63,024	104,457	100,962

General and administrative expenses	488,304	757,009	942,827	1,639,165
Research and development	131,145	71,641	240,646	159,770
Loss from operations	(540,241)	(765,626)	(1,079,016)	(1,697,973)

Other income (expense)
Interest income (expense)	(489)	1,138	(1,563)	1,138
Impairment loss	(3,264,000)	-	(3,264,000)	-
Loss on disposal of property & equipment	(8,658)	(850)	(8,658)	(850)

Total other income (expense)	(3,273,147)	288	(3,274,221)	288
Earnings (loss) before provision
for Income taxes	(3,813,388)	(765,338)	(4,353,237)	(1,697,685)
Provision for income taxes	-	-	-	-

Net loss	(3,813,388)	(765,338)	(4,353,237)	(1,697,685)
Preferred stock dividends	-	51,680	-	102,305

Net income (loss) available to common shareholders	$(3,813,388)	$(817,018)	$(4,353,237)	$(1,799,990)

Income (loss) per common share	$(0.07)	$(0.03)	$(0.09)	$(0.06)

Weighted average common shares outstanding	53,869,584	28,131,684	49,666,829	28,675,665

The accompanying notes are an integral part of these consolidated financial statements

Link to Table of Contents

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, UNAUDITED
	2008	2007
Cash flows from operating activities
Net loss	$(4,353,237)	$(1,697,685)

Adjustments to reconcile net loss to net cash used
in operating activities:

Depreciation & Amortization	35,504	12,638
Impairment loss	3,264,000	-
Loss on disposal	8,658	850
Stock based donation	22,800	-
Stock based consulting & compensation expense	14,000	1,011,011
(Increase) decrease in:
Accounts receivable	(28,953)	(16,585)
Inventory	6,783	6,451
Prepaid expenses and other assets	67,240	183,855
Increase (decrease) in:
Accounts payable	48,348	19,484
Accrued expenses	47,431	7,113
Advance payments from dealers & customers	(363)	-

Total adjustments	3,485,448	1,224,817

Net cash (used) in operating activities	(867,789)	(472,868)

Cash flows from investing activities

Purchase of fixed assets	(39,340)	(1,100)
Proceeds from sale of fixed asset	26,171	200
Investment in subsidiary	200,000	-
Proceeds from loan receivable	1,688	-

Net cash provided by (used in) investing activities	188,519	(900)

Cash flows from financing activities

Proceeds from issuance of common stock	$928,102	$608,160
Proceeds from related party loans	17,000	-
Repayment of related party note payable	(67,000)	-
Proceeds from credit line	62,608	-
Payments on credit line	(35,000)	-

Net cash provided by financing activities	905,710	608,160

Net increase in cash	226,440	134,392
Cash, beginning of period	43,112	88,400

Cash end of period	$269,552	$222,792
Supplemental disclosures of non-cash investing
and financing activities:
Common stock issued for services	$-	$710,861

Link to Table of Contents

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, UNAUDITED (continued)
	2008	2007
Amortization of prepaid expenses		300,150
Donation of common shares	22,800	-
Contribution to capital for payment of consulting services	14,000	-
Convertible preferred shares issued for the acquisition of subsidiary	3,300,000
Increase in deferred consulting	16,566	-

Cash flow information:

Cash paid for interest	$1,670	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information presented herein for the six months ended June 30, 2008, is unaudited.

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

The purchase price of $3,825,000 was based on the stock closing price on the date of acquisition.  The resulting intangible asset of $3,332,650 was analyzed and although the Company anticipates further development of the related technology, as of September 30, 2007, the technology had not yet been tested on the market nor had there been any related sales. Estimation of future sales could not be determined as the technology is not ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, consideration of other similar technology entering the market prior to the Company can not be determined.  Based on the above factors, the Company concluded that the capitalized value of the intangible could not be supported and therefore as of September 30, 2007, the Company deemed the intangible asset to be impaired and expensed it.

World Energy Solutions, Limited was created during 2007 to serve as a platform for marketing the Company’s products and developments in the UK and all European Union countries, when the time is right.  The entity does not have activity and has not been capitalized, and therefore, it is not consolidated.

On June 10, 2008, WESI acquired Advanced Alternative Energy, Inc. (AAEI) in a tax free stock for stock exchange.  AAEI was incorporated in the State of Florida on May 20, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series B Convertible Preferred Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of AAEI, assignment of an exclusive technology license for the production and preparation of mechanically and electrochemically stable electrodes and transition metal oxide catalysts; prepaid consulting fees and $200,000 cash.

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The preferred shares may be converted by the holder at any time into common stock prior to the sixty month anniversary of the execution of the agreement into the value of $3,500,000 of common shares of WESI, based on the average of the five day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, WESI will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any non-converted shares of the Series B Convertible Preferred Stock.  The shares may be repurchased within twelve months at 105%; within thirteen and twenty-four months at 110%; within twenty-five and thirty-six months at 115%; and at anytime after thirty-six months at 120% of the value of the original pro rata purchase price.  The convertible preferred shares have no voting rights.

Royalties will become due on a quarterly basis based upon the net sales of any of the licensed products sold from the technology license.  Royalties are to be paid within ninety days and are based on 3% of the net sales on the licensed products.  The royalty obligations will terminate on a country by country basis upon the expiration of the last to expire licensed patent covering the licensed product in each such country.  Twelve months after the first anniversary of the execution of the license agreement, minimum annual royalties become due.  The minimum royalty due for the second anniversary year of the executed agreement is $5,000; for the third anniversary is $10,000; for the fourth anniversary is $15,000 and for the fifth anniversary thereafter until the end of the license term is $30,000. AAEI will reimburse any patent costs incurred to maintain or control the patents related to the technology and licensed products.

The prepaid consulting expenses relate to technical consulting services to be provided related to the license. The consulting agreement was entered into by UTEK on the behalf of AAEI and per the agreement any additional consulting expenses will be the direct responsibility of UTEK.

The purchase price of $3,500,000 was based on the agreed face value of the Series B Convertible Preferred Stock as of the date of acquisition.  The resulting intangible asset of $3,264,000 was analyzed and although the Company anticipates further development of the related technology, as of June 30, 2008, the technology had not yet been tested on the market nor had there been any related sales. Estimation of future sales could not be determined as the technology is not ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, consideration of other similar technology entering the market prior to the Company can not be determined.  Based on the above factors, the Company concluded that the valuation of the intangible could not be supported and therefore as of June 30, 2008, the Company deemed the intangible asset to be totally impaired and wrote it off.

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

The consolidated financial statements as of and for the six months ended June 30, 2008 include the accounts of Pure Air Technologies, Inc. (incorporated August 7, 2006), Hydrogen Safe Technologies, Inc. (incorporated September 20, 2007) and Advanced Alternative Energy, Inc. (incorporated May 20, 2008). Significant intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes included in the Company’s annual report of Form 10-KSB for the year ended December 31, 2007.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128).  SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3) Inventory:

Inventory consists of the following at June 30, 2008, as compared to year-end 2007:

	2008	December 31, 2007

Raw materials	$47,995	$50,133
Finished goods	17,069	21,019
Purchased finished goods	28,670	29,365
	93,734	100,517
Less allowance for obsolescence	13,056	13,056
	$80,678	$87,461

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

During the six months ended June 30, 2008, the Company issued a total of 17,656,710 shares of common stock in connection with the Regulation S stock offering resulting in proceeds of $662,092 to the Company.  The proceeds are net of $1,786,834 of stock offering costs.

In the same six month period, the Company sold and issued an additional 2,340,000 shares of common stock for $266,010 cash.

On January 8, 2008, the Company donated 100,000 shares of stock to an organization.  The stock was valued at the stock closing price on the date of the donation which was $0.228 resulting in a total expense of $22,800.

The Company recorded $14,000 of contributed capital and related consulting expense to Hydrogen Safe Technologies, Inc. during the six months ended June 30, 2008.

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

On June 10, 2008, WESI acquired Advanced Alternative Energy, Inc. (AAEI) in a tax free stock for stock exchange.  AAEI was incorporated in the State of Florida on May 20, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series B Convertible Preferred Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of AAEI, assignment of an exclusive technology license for the production and preparation of mechanically and electrochemically stable electrodes and transition metal oxide catalysts; prepaid consulting fees, for a technical consulting agreement related to the license, and $200,000 cash.

The preferred shares may be converted by the holder at any time into common stock prior to the sixty month anniversary of the execution of the agreement into the value of $3,500,000 of common shares of WESI, based on the average of the five day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, WESI will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any non-converted shares of the Series B Convertible Preferred Stock.  The shares may be repurchased within twelve months at 105%; within thirteen and twenty-four months at 110%; within twenty-five and thirty-six months at 115%; and at anytime after thirty-six months at 120% of the value of the original pro rata purchase price.  The convertible preferred shares have no voting rights.

The acquisition of AAEI was considered to be a purchase of productive assets, per guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business” as a result of the analysis of the inputs, processes and outputs and consideration of the total concentration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill was recognized on the purchases.

The intellectual rights were valued at $3,264,000 at the time of the acquisition.  While the Company anticipates further development of the related technology, as of June 30, 2008, the technology had not yet been tested on the market nor had there been any related sales. Estimation of future sales could not be determined as the technology is not ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, consideration of other similar technology entering the market prior to the Company can not be determined.  Based on the above factors, the Company concluded that the valuation of the intangible could not be supported and therefore as of June 30, 2008, the Company deemed the intangible asset to be impaired and wrote it off.

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

During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company issued rights to purchase stock in the amount of 774,000 and 2,024,000 shares, respectively.  The exercise price ranges from $0.10 to $0.50 per share and the options can be exercised for a period of three years.

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(5) Related party activities:

The Company leases their corporate office facility from their Chief Operation Officer and Director.  The lease expires in October 2009 and was executed at monthly rates and terms reflecting current market rates.  Rent expense related to this lease for the six and three months ended June 30, 2008 was $16,692 and $8,355, respectively.

The Company has a month to month consulting agreement for investor services with a Director of the Company.  As of June 30, 2008, the company has an accrued liability of $13,500 for these services.

During the six months ended June 30, 2008, the Company paid in full two loan obligations to the President of the Company.  Both loans accrued interest at 9%. Interest expense as of June 30, 2008, includes $1,620 related to these loans.

(6) Consulting & Employment Agreements:

During the six months ended June 30, 2008, the Company entered into an employment agreement with their Chief Operating Officer.  The agreement provides a base salary of $10,000 per month and other Company benefits as defined within the Company’s employee handbook.  The agreement does not have an expiration date.

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

(7) Income taxes:

The provision for federal and state income taxes for the six month period ended June 30, 2008 and 2007 are as follows:

	June 30, 2008	June 30, 2007
Current	$-	$-
Deferred	-	-
Total Provision for Income Taxes	$-	$-

As of June 30, 2008, the Company has available unused consolidated income tax net operating loss (“NOL”) carryforwards for federal purposes of approximately $16 million that may be used against future taxable income and if not utilized, will expire by the end of 2025.

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7) Income taxes (continued):

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carry forwards	$6,381,658
Other	13,342
Total deferred tax assets	$6,395,000

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$11,200
Total deferred tax liabilities	$11,200
Net deferred tax asset before valuation allowance	$6,383,800
Valuation allowance	(6,383,800)
Net deferred tax asset	$-

The Company has recorded a 100% valuation allowance against the net deferred tax asset at June 30, 2008 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards.

The change in the valuation allowance is as follows:

June 30, 2008	$6,383,800
December 31, 2007	5,977,600
Change in valuation allowance	$406,200

Income taxes for the six month periods ended June 30, 2008 and 2007 differ from the amounts computed by applying the effective income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	June 30, 2008	June 30, 2007
Expected provision (benefit)	$(1,480,101)	$(577,213)
Effect of:
State income taxes net of federal benefits	(38,349)	(61,165)
Non-deductible (income) expense	1,120,908	4,317
Other, net	(8,658)	(0)
Change in valuation allowances	406,200	634,061
	$-	$-

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

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Financial Accounting Standards Board issued EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Earlier application is not permitted.  The guidance states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If the goods or services are not expected to be delivered or rendered, then the capitalized advance payment should be charged to expense. The Company does not expect the adoption of this guidance to materially impact its financial statements.

Link to Table of Contents

Forward Looking Statements.

This Quarterly Report on Form 10-Q of World Energy Solutions, Inc. for the six month period ended June 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Link to Table of Contents

where the Company pays for the entire installation cost of the product package in return for payments of a percentage of the savings realized by the facilities using the product package.  This new business model is expected to increase revenues and profits for the Company.  The Company also intends to aggressively develop and market its H2O technology and its pure air technology.

Liquidity and Capital Resources

Our cash increased by $226,440 to $269,552 as of June 30, 2008 compared to $43,112 as of December 31, 2007.  The increase was due to cash received from Advanced Alternative Energy, Inc. (AAEI) after the acquisition and also to cash received for the sale of the Company’s common stock.

Cash used in operating activities for the six months ended June 30, 2008 was greater than the cash used during the six months ended in 2007 by approximately $395,000.  Gross profit from sales for the comparative six months remained reasonably consistent.  General and administrative expenses declined between the years for the six months mainly due to a decrease in stock based consulting expense.  The decrease in other income and expense between the years for the six months was mainly due to the impairment of the AAEI intangible asset during the six months ended June 30, 2008

Sales increased slightly for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  During the same three month period, general and administrative expenses declined by approximately $275,034 mainly due to a decrease in stock based consulting expense.

We do not believe our working capital is sufficient to implement the full spectrum of our planned, new energy-saving business model.  Operations in 2008 and most of 2007 have been funded in large part through the sale of common stock and such funding will need to continue in order to allow us to implement our new business model.  The Company has been successful in acquiring certain services through consulting agreements that are funded in large part through the issuance of common stock as noted above.  However, the Company currently is offering its stock through private placement memorandums.  The Company plans to raise additional capital through the sale of its common stock.  The proceeds from the sale will be used to fund research and development consulting and professional fees, new job installs, other expenses and for working capital.

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

Link to Table of Contents

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

On June 10, 2008, WESI acquired Advanced Alternative Energy, Inc. (AAEI) in a tax free stock for stock exchange.  AAEI was incorporated in the State of Florida on May 20, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series B Convertible Preferred Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of AAEI, assignment of an exclusive technology license for the production and preparation of mechanically and electrochemically stable electrodes and transition metal oxide catalysts; prepaid consulting fees, for a technical consulting agreement related to the license, and $200,000 cash.

The preferred shares may be converted by the holder at any time into common stock prior to the sixty month anniversary of the execution of the agreement into the value of $3,500,000 of common shares of WESI, based on the average of the five day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, WESI will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any non-converted shares of the Series B Convertible Preferred Stock.  The shares may be repurchased within twelve months at 105%; within thirteen and twenty-four months at 110%; within twenty-five and thirty-six months at 115%; and at anytime after thirty-six months at 120% of the value of the original pro rata purchase price.  The convertible preferred shares have no voting rights.

Royalties will become due on a quarterly basis based upon the net sales of any of the licensed products sold from the technology license.  Royalties are to be paid within ninety days and are based on 3% of the net sales on the licensed products.  The royalty obligations will terminate on a country by country basis upon the expiration of the last to expire licensed patent covering the licensed product in each such country.  Twelve months after the first anniversary of the execution of the license agreement, minimum annual royalties become due.  The minimum royalty due for the second anniversary year of the executed agreement is $5,000; for the third anniversary is $10,000; for the fourth anniversary is $15,000 and for the fifth anniversary thereafter until the end of the license term is $30,000. AAEI will reimburse any patent costs incurred to maintain or control the patents related to the technology and licensed products.

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

Link to Table of Contents

income tax benefit in our statement of operations.  Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets is realizable.

2008 Compared to 2007

Total product sales for the six months ended June 30, 2008 were $223,305 compared to 2007 sales of $217,185 for the six months then ended and $137,511 compared to $117,775 for three months ended, respectively.  Gross profit on sales was approximately 46% for both of the respective six months and approximately 57% as of June 30, 2008 as compared to approximately 53% for the three months ended June 30, 2007.

Our general and administrative expenses for the six months ended June 30, 2008 decreased to $942,827 from $1,639,000 for the six months ended June 30, 2007 and for the three months ended decreased to $488,304 from $757,009, respectively.  The decrease as of June 30, 2008 is mostly related to a decrease in equity based consulting expense.

As described in our Form 10-KSB for the period ending December 31, 2007, we expect significant increases in future consulting, salary and research and development expenses as a result of the implementation of our new business model.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Item 4T.  Controls and Procedures.

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

Link to Table of Contents

This report on internal controls over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending June 30, 2008, the Company issued unregistered shares of its common stock as set forth in the table below.

Date	Name	Total Dollar Amount	Price per Share	Total Number of Shares
4/10/08	Robert Bloch	$10,000	$0.10	100,000
4/10/08	Phillip Gene Flood/Flood Living Trust	$25,000	$0.10	250,000
4/10/08	Robert Kratz	$25,000	$0.10	250,000
4/10/08	Gary Anderson	$10,000	$0.10	100,000
4/29/08	Patricia Turrell	$10,000	$0.10	100,000
4/29/08	Denno Family Ltd. Partnership	$25,000	$0.10	250,000
5/16/08	Sun Baker	$15,000	$0.10	150,000

All sales of shares of common stock identified in the table above were made pursuant to Section 4(2) of the 1933 Act.  The proceeds of the sale of these securities are to provide operating capital and development costs.

In addition to the shares of common stock identified above, the Company has commenced an offering of its common stock pursuant to and in reliance upon the exemption from registration provided by Securities and Exchange Commission Regulation S, promulgated under the Securities Act of 1933, as amended.  During the period covered by this report, the Company has sold 17,656,710 shares of its common stock in “offshore transactions” to twenty-four (24) “non-U.S. persons” as such terms are defined and/or contemplated in Securities and Exchange Commission Regulation S.  The Company seeks to sell up to twenty million (20,000,000) shares of its restricted common stock (the “Shares”) in the Regulation S offering (the “Offering”).  The Shares are available for sale only to third parties who are not U.S. persons (as defined in Rule 902 of Regulation S).

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

Link to Table of Contents

During the six months ended June 30, 2008, the Company issued a total of 17,656,710 shares of common stock in connection with the Regulation S stock offering resulting in proceeds of $662,091 to the Company.  The proceeds are net of $1,786,834 of stock offering costs.

During the three months ended June 30, 2008, the Company issued a total of 15,937,411 shares of common stock in connection with the Regulation S stock offering, resulting in net proceeds of $557,671 to the Company.

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

Link to Table of Contents

Note 3	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on January 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

Date:  August 13, 2008

/s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer