Form 10-Q/A
period 2008-03-31
WORLD ENERGY SOLUTIONS, INC.
filed 2008-11-07
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Smaller reporting company (x)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 15, 2008 was 52,565,093.

Forward Looking Statements.

This amended Quarterly Report on Form 10-Q/A of World Energy Solutions, Inc. for the three month period ended March 31, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this amended quarterly report. This amended quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by World Energy Solutions, Inc.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

EXPLANATORY NOTE

World Energy Solutions, Inc, d/b/a World Energy Solutions (the “Company”, “WES”, “WESI”, “we” or “us”) is filing this amendment to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2008 that was originally filed on May 15, 2008 (the “Original 10-QSB”) in response to comments received from the Securities and Exchange Commission’s Division of Corporation Finance. This amendment includes the following:

•      additional disclosure of management’s report regarding its assessment of disclosure controls and procedures as required by Item 307 of Regulation S-K; and

•      additional language required by paragraph 4(b) of Item 601(b)(31) of Regulation S-K to be included in the Sarbanes-Oxley certifications (Exhibit 31) of the chief executive officer and chief financial officer for the Company.

Other than as specified above, this amendment does not modify or affect the financial statements or the notes thereto in the Original 10-QSB. This amendment does not reflect events occurring after the filing of the Original 10-QSB and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below. Unless the statements indicate otherwise, as used in this amendment, the terms “Company,” “we,” “us” and “our” refer collectively to WES and its subsidiaries.

Item 4.  Controls and Procedures.

Item 4(T).  Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

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

With respect to the period ending March 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending March 31, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Date:  November 6, 2008

/s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer

5