Form 10-Q/A
period 2008-06-30
WORLD ENERGY SOLUTIONS, INC.
filed 2008-11-07
CIK 1058307

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

EXPLANATORY NOTE

World Energy Solutions, Inc, d/b/a World Energy Solutions (the “Company”, “WES”, “WESI”, “we” or “us”) is filing this amendment to its Quarterly Report on Form 10-Q/A for the period ended June 30, 2008 that was originally filed on August 14, 2008 (the “Original 10-Q”) in response to comments received from the Securities and Exchange Commission’s Division of Corporation Finance. This amendment includes the following:

•      additional disclosure of management’s report regarding its assessment of disclosure controls and procedures as required by Item 307 of Regulation S-K; and

Other than as specified above, this amendment does not modify or affect the financial statements or the notes thereto in the Original 10-Q. This amendment does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below. Unless the statements indicate otherwise, as used in this amendment, the terms “Company,” “we,” “us” and “our” refer collectively to WES and its subsidiaries.

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

With respect to the period ending June 30, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending June 30, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

4