Form 10KSB/A
period 2007-12-31
WORLD ENERGY SOLUTIONS, INC.
filed 2008-11-12
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (_).

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

Special Note Regarding Forward Looking Statements.

This abbreviated annual report on Form 10-KSB/A of World Energy Solutions, Inc. for the year ended December 31, 2007 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

EXPLANATORY NOTE

World Energy Solutions, Inc, d/b/a World Energy Solutions (the “Company”, “WES”, “WESI”, “we” or “us”) is filing this amendment to its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 that was originally filed on March 31, 2008 (the “Original 10-KSB”) in response to comments received from the Securities and Exchange Commission’s Division of Corporation Finance. This amendment includes the following:

•      additional disclosure of management's report regarding its assessment of internal control over financial reporting as required by Item 308 of Regulation S-B; and

•      additional language required by paragraph 4(b) of Item 601(b)(31) of Regulation S-B to be included in the Sarbanes-Oxley certifications (Exhibit 31) of the chief executive officer and chief financial officer for the Company.

Other than as specified above, this amendment does not modify or affect the financial statements or the notes thereto in the Original 10-KSB. This amendment does not reflect events occurring after the filing of the Original 10-KSB and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below. Unless the statements indicate otherwise, as used in this amendment, the terms “Company,” “we,” “us” and “our” refer collectively to WES and its subsidiaries.

PART II

Item 8A.  Controls and Procedures.

Item 8A(T). Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures and Annual Report on Internal Control Over Financial Reporting.

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

With respect to the fiscal year ending December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2007, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

With respect to the fiscal year ending December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2007, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s disclosure controls and procedures and internal controls over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B.  Other Information.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

Date:

November 12, 2008

By:  /s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Operating Officer

Director

November 12, 2008

By:  /s/ MIKE PRENTICE

MIKE PRENTICE,

President

Chairman of the Board of Directors

November 12, 2008

By: /s/ PETER W. JAMES

PETER W. JAMES,

Chief Operating Officer

Director

November 12, 2008

By: /s/ ROBERT KRATZ

ROBERT KRATZ,

Director

November 12, 2008

By: /s/ DAVID ZAZOFF

DAVID ZAZOFF,

Director

November 12, 2008

By: /s/ GEORGE LAURO

GEORGE LAURO,

Director