Form 10-Q
period 2008-09-30
WORLD ENERGY SOLUTIONS, INC.
filed 2008-11-13
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of November 10, 2008 was 91,442,967.

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Current assets

Cash	$208,319	$43,112
Accounts receivable	67,539	28,441
Inventory, net	80,359	87,461
Prepaid expenses and other current assets	219,783	175,784

Total current assets	576,000	334,798

Property & equipment, net	282,197	165,196

Long term deposits	3,850	3,850
Due from related party	781	362
Intangibles, net	146,535	108,399
Intangible assets subject to allocation	818,000	-

Total assets	$1,827,363	$612,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$82,316	$52,618
Accrued expenses	426,618	370,666
Loan payable	15,135	-
Advance payments from dealers and customers	16,776	16,352
Due to related party	-	50,000
Total current liabilities	540,845	489,636

Stockholders’ equity

Preferred stock; $.0001 par value; 100,000,000 shares authorized:
Series B, 100,000 and-0- shares issued, respectively	10	-
Series C, 100,000 and -0- shares issued, respectively	10	-
Common stock; $.0001 par value;
750,000,000 shares authorized; 81,915,078 and 43,933,689 shares issued and outstanding	8,190	4,394
Paid-in capital	22,606,723	16,603,291
Common stock payable	105,000	-
Accumulated deficit	(21,433,415)	(16,484,716)
Total stockholders’ equity	1,286,518	122,969

Total Liabilities and Stockholders’ Equity	$1,827,363	$612,605

The accompanying notes are an integral part of these consolidated financial statements

Link to Table of Contents

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$132,900	$147,544	$356,183	$364,729
Cost of goods sold	66,872	62,694	185,720	178,912

Gross profit	66,028	84,850	170,463	185,817

General and administrative expenses	78,860	239,110	506,100	638,717
Payroll expense	167,278	111,173	469,603	382,199
Consulting fees	262,023	105,047	508,842	1,073,608
Research and development	187,203	76,074	357,162	235,815
Impairment loss	-	3,332,650	3,264,000	3,332,650
Loss from operations	(629,336)	(3,779,204)	(4,935,244)	(5,477,172)

Other income (expense)
Interest income (expense)	(5,586)	(606)	(4,796)	532
Loss on disposal of property & equipment	-	462	(8,658)	(388)
Total other income (expense)	(5,586)	(144)	(13,454)	144
Earnings (loss) before provision
for Income taxes	(634,922)	(3,779,348)	(4,948,698)	(5,477,028)
Provision for income taxes	-	-	-	-

Net loss	(634,922)	(3,779,348)	(4,948,698)	(5,477,028)
Preferred stock dividends	-	50,625	-	152,930

Net income (loss) available to common shareholders	$(634,922)	$(3,829,973)	$(4,948,698)	$(5,629,958)

Income (loss) per common share	$(0.01)	$(0.13)	$(0.08)	$(0.19)

Weighted average common shares outstanding	76,621,647	30,485,855	58,702,564	29,276,334

The accompanying notes are an integral part of these consolidated financial statements

Link to Table of Contents

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, UNAUDITED
	2008	2007
Cash flows from operating activities
Net loss	$(4,948,698)	$(5,477,028)
Adjustments to reconcile net loss to net cash used
in operating activities:

Depreciation & Amortization	51,662	25,514
Impairment loss	3,264,000	3,332,650
Loss on disposal	8,658	588
Stock based donation	22,800	-
Stock based consulting & compensation expense	14,000	1,115,601
(Increase) decrease in:
Accounts receivable	(39,100)	(19,588)
Inventory	7,102	11,263
Prepaid expenses and other assets	203,368	188,861
Increase (decrease) in:
Accounts payable	29,698	46,258
Accrued expenses	55,963	2,181
Advance payments from dealers & customers	424	(185)

Total adjustments	3,618,575	4,703,143

Net cash (used) in operating activities	(1,330,123)	(773,885)

Cash flows from investing activities

Purchase of fixed assets	(189,977)	(73,371)
Proceeds from sale of fixed asset	26,171	2,700
Proceeds from loan receivable	1,688	-
Cash received in acquisitions	325,000	450,000

Net cash provided by investing activities	162,882	379,329

Cash flows from financing activities

Proceeds from issuance of common stock	$1,382,448	$778,150
Proceeds from related party loans	17,000	-
Repayment of related party note payable	(67,000)	-
Proceeds from credit line	62,608	-
Payments on credit line	(62,608)	-
Proceeds from purchase or option rights	-	20

Net cash provided by financing activities	1,332,448	778,170

Net increase in cash	165,207	383,614
Cash, beginning of period	43,112	88,400
Cash end of period	$208,319	$472,014
Supplemental disclosures of non-cash investing
and financing activities:
Common stock issued for services	$-	$848,261

Link to Table of Contents

WORLD ENERGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, UNAUDITED (continued)
	2008	2007
Accrual of prepaid expenses	20,535	121,000
Donation of common shares	22,800	-
Contribution to capital for payment of consulting services	14,000	-
Convertible preferred shares issued for the acquisition of subsidiary AAEI	3,300,000
Convertible preferred shares issued for the acquisition of subsidiary HHTI	713,000	-
Common shares payable for the acquisition of subsidiary HHTI	105,000	-
Common stock issued for prepaid services	250,000	-
Debt issued for property & equipment	8,078	50,000
Common stock issued in acquisition of subsidiary HSTI	-	3,375,000
License acquired in acquisition of AAEI	31,000	-
Accrual of interest	1,349	-

Cash flow information:

Cash paid for interest	$5,484	$8,381
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information presented herein for the nine months ended September 30, 2008, is unaudited.

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

The acquisition of HSTI was considered to be a purchase of productive assets, per guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business” as a result of the analysis of the inputs, processes and outputs and consideration of the total concentration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill was recognized on the purchase.

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

On June 10, 2008, WESI acquired Advanced Alternative Energy, Inc. (AAEI) in a tax free stock for stock exchange.  AAEI was incorporated in the State of Florida on May 20, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series B Convertible Preferred Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of AAEI, assignment of an exclusive technology license for the production and preparation of

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization (continued):

mechanically and electrochemically stable electrodes and transition metal oxide catalysts; prepaid consulting fees and $200,000 cash.

The preferred shares may be converted by the holder at any time into common stock prior to the sixty month anniversary of the execution of the agreement into the value of $3,500,000 of common shares of WESI, based on the average of the five day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, WESI will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any non-converted shares of the Series B Convertible Preferred Stock.  The shares may be repurchased within twelve months at 105%; within thirteen and twenty-four months at 110%; within twenty-five and thirty-six months at 115%; and at anytime after thirty-six months at 120% of the value of the original pro rata purchase price.  The convertible preferred shares have no voting rights, no liquidation preferences and no dividend rights.

The acquisition of AAEI was considered to be a purchase of productive assets, per guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a business” as a result of the analysis of the inputs, processes and outputs and consideration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill was recognized on the purchase.

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

The purchase price of $3,500,000 was based on the agreed value of the Series B Convertible Preferred Stock as of the date of acquisition.  The resulting intangible asset of $3,264,000 was analyzed and although the Company anticipates further development of the related technology, as of June 30, 2008, the technology had not yet been tested on the market nor had there been any related sales. Estimation of future sales could not be determined as the technology is not ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, consideration of other similar technology entering the market prior to the Company can not be determined.  Based on the above factors, the Company concluded that the valuation of the intangible could not be supported and therefore as of June 30, 2008, the Company deemed the intangible asset to be totally impaired and wrote it off.

On September 26, 2008, the Company acquired H-Hybrid Technologies, Inc. (HHTI) in a tax-free stock for stock exchange.  HHTI was incorporated in the State of Florida on September 18, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series C Convertible Preferred Stock to UTEK Corporation and 5,000,000 unregistered common shares to Hydrogen Technology Application, Inc. (HTA) in exchange for 100% of the issued and outstanding shares of HHTI and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.  The patents were acquired to complement and further assist our research and development efforts.

The acquisition of HHTI is considered to be a purchase of productive assets, per guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business” as a result of the analysis of the inputs, processes and outputs and consideration of the total concentration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill will be recognized on the purchase. The identifiable assets of HHTI include cash and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization (continued):

The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights.  The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock is convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any outstanding shares of the Series C Convertible Preferred Stock.  The outstanding shares of the Series C Convertible Preferred Stock shares may be repurchased within twelve months at 105% of the aforementioned conversion price; within thirteen and twenty-four months at 110% of the aforementioned conversion price; within twenty-five and thirty-six months at 115% of the aforementioned conversion price; and at anytime after thirty-six months at a 120% of the aforementioned conversion price.

The 5,000,000 unregistered common shares will be restricted for twelve months after the effective date. As of September 30, 2008, the 5,000,000 unregistered common shares had not been issued and a $105,000 stock payable was recorded in stockholders’ equity.

The Company valued the Series C Convertible Preferred Stock as-if converted into common shares at the date of acquisition since the preferred shares have no voting rights, dividend rights or liquidation preferences.  Based on this methodology, the prior five-day average at the time of the agreement was $0.094 per share, resulting in an assumed conversion of the Series C Preferred Stock into 39,893,617 unregistered common shares. Therefore, for valuation purposes, the consideration consisted of 44,893,617 common stock equivalent shares (39,893,617 converted shares of Series C Convertible Preferred Stock and 5,000,000 unregistered common shares).  The indicated share value average was $0.105 per share based on an average of the Company’s stock price immediately before and after the transaction date.  Based on SEC Rule 144 limitations, and the historical trading volume and the size of the block relative to the Company’s total number of common stock equivalent shares outstanding, management determined that the market would be unable to absorb the block at the calculated price and that it was appropriate to deduct a discount from that price to reflect the lack of liquidity. Utilizing “dribble out” methodology over various assumed periods, management developed a range of potential discounts to reflect the lack of liquidity of the subject shares.  Management believes a discount of 80% is appropriate given the facts and circumstances of this valuation. Thus, the resulting value for the consideration given for the assets acquired in this transaction is $943,000.

The resulting $943,000 consideration paid will be allocated to the assets acquired in this acquisition.  The Company acquired $125,000 in cash, a license for the exclusive use rights to three patents and one patent pending, and other potential intangible assets, if any.  Management has not yet completed its valuation (including identification of potential intangible assets) to allow the segregation of the purchase price for the license for exclusive use of the patents and patent pending and other potential intangible assets, if any, at the date of this filing; therefore, the Company has recorded an asset entitled “Intangible assets subject to allocation” in the amount of $818,000.  Management expects to finalize the allocation of the $818,000 by December 31, 2008.

Royalties to HTA will become due on a bi-annual basis based upon the net sales of any of the licensed products sold from the technology license.  Royalties are to be paid within thirty days and are based on 3% of the net sales on the licensed products.  No minimum royalties shall be required for the first twelve months after the effective date of the agreement; however each succeeding twelve months after the effective date of the agreement minimum annual royalties become due.

The minimum royalty due for the second through the fifth (September 2010 – 2013) anniversary of the executed agreement is $20,000 and then thereafter the minimum royalty payment become $50,000 per year.  The minimum annual royalties are fully creditable against any actual earned royalties paid during the previous twelve month period.  The minimum royalties are not refundable in any part and if any payment becomes delinquent it shall bear interest at an annual rate of one and one-half (1.5) percentage points above the prime rate quoted on the last day of said period by a designated major financial institution.

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Basis of Presentation:

The accompanying financial statements of WESI (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

The consolidated financial statements as of and for the nine months ended September 30, 2008 include the accounts of Pure Air Technologies, Inc. (incorporated August 7, 2006), Hydrogen Safe Technologies, Inc. (incorporated September 20, 2007), Advanced Alternative Energy, Inc. (incorporated May 20, 2008) and H-Hybrid Technologies, Inc. (incorporated September 18. 2008). Significant intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes included in the Company’s annual report of Form 10-KSB for the year ended December 31, 2007.

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128).  SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.  Potentially dilutive options and preferred stock conversion were not included in the computation of dilutive net earnings per share as their effect would have been anti-dilutive.  For the months ended September 30, 2008, a total of 88,589,078 options and a potential conversion of 95,839,078 convertible preferred shares were excluded from the computation.

(3) Inventory:

Inventory consists of the following:

	September 30, 2008	December 31, 2007

Raw materials	$52,464	$50,133
Finished goods	12,627	21,019
Purchased finished goods	28,324	29,365
	93,415	100,517
Less allowance for obsolescence	13,056	13,056
	$80,359	$87,461

(4) Stock transactions and agreements:

The Company has commenced an offering of its common stock pursuant to and in reliance upon the exemption from registration provided by Securities and Exchange Commission Regulation S, promulgated under the Securities Act of 1933, as amended.  The Company has authorized for sale up to sixty million (60,000,000) shares of its restricted common stock (the “Shares”) in the Regulation S offering (the “Offering”).  The Shares are available for sale only to third parties who are not U.S. persons (as defined in Rule 902 of Regulation S).

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

(4) Stock transactions and agreements (continued):

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

During the nine months ended September 30, 2008, the Company issued a total of 33,318,312 shares of common stock in connection with the Regulation S stock offering resulting in proceeds of $1,086,427 to the Company.  The proceeds are net of $3,009,861 of stock offering costs.

In the same nine month period, the Company sold and issued an additional 2,640,000 shares of common stock for $296,030 cash.

On January 8, 2008, the Company donated 100,000 shares of stock to an organization.  The stock was valued at the stock closing price on the date of the donation which was $0.228 resulting in a total expense of $22,800.

The Company recorded $14,000 of contributed capital and related consulting expense to Hydrogen Safe Technologies, Inc. during the nine months ended September 30, 2008.

The Company issued a total of 1,923,077 unregistered common shares to UTEK as prepayment for consulting services to be provided related to comparative analysis of intellectual property developments.  As of September 30, 2008, $125,000 of these services had been expensed and the remaining prepaid balance was $125,000.

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

The preferred shares may be converted by the holder at any time into common stock prior to the sixty month anniversary of the execution of the agreement into the value of $3,500,000 of common shares of WESI, based on the average of the five day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, WESI will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any non-converted shares of the Series B Convertible Preferred Stock.  The shares may be repurchased within twelve months at 105% of the original pro rata purchase price; within thirteen and twenty-four months at 110% of the original pro rata purchase price; within twenty-five and thirty-six months at 115% of the original pro rata purchase price; and at anytime after thirty-six months at 120% of the value of the original pro rata purchase price.  The convertible preferred shares have no voting rights.

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

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Stock transactions and agreements (continued):

On September 26, 2008, the Company acquired H-Hybrid Technologies, Inc. (HHTI) in a tax-free stock for stock exchange.  HHTI was incorporated in the State of Florida on September 18, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series C Convertible Preferred Stock to UTEK Corporation and 5,000,000 unregistered common shares to Hydrogen Technology Application, Inc. (HTA) in exchange for 100% of the issued and outstanding shares of HHTI and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.

The acquisition of HHTI is considered to be a purchase of productive assets, per guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business” as a result of the analysis of the inputs, processes and outputs and consideration of the total concentration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill will be recognized on the purchase. The identifiable assets of HHTI include cash and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.

The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights.  The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock is convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any outstanding shares of the Series C Convertible Preferred Stock.  The outstanding shares of the Series C Convertible Preferred Stock shares may be repurchased within twelve months at 105% of the aforementioned conversion price; within thirteen and twenty-four months at 110% of the aforementioned conversion price; within twenty-five and thirty-six months at 115% of the aforementioned conversion price; and at anytime after thirty-six months at a 120% of the aforementioned conversion price.

The 5,000,000 unregistered common shares will be restricted for twelve months after the effective date. As of September 30, 2008, the 5,000,000 unregistered common shares had not been issued and a $105,000 stock payable was recorded in stockholders’ equity.

The Company valued the Series C Convertible Preferred Stock as-if converted into common shares at the date of acquisition since the preferred shares have no voting rights, dividend rights or liquidation preferences.  Based on this methodology, the prior five-day average at the time of the agreement was $0.094 per share, resulting in an assumed conversion of the Series C Preferred Stock into 39,893,617 unregistered common shares. Therefore, for valuation purposes, the consideration consisted of 44,893,617 common stock equivalent shares (39,893,617 converted shares of Series C Convertible Preferred Stock and 5,000,000 unregistered common shares).  The indicated share value average was $0.105 per share based on an average of the Company’s stock price immediately before and after the transaction date.  Based on SEC Rule 144 limitations, and the historical trading volume and the size of the block relative to the Company’s total number of common stock equivalent shares outstanding, management determined that the market would be unable to absorb the block at the calculated price and that it was appropriate to deduct a discount from that price to reflect the lack of liquidity. Utilizing “dribble out” methodology over various assumed periods, management developed a range of potential discounts to reflect the lack of liquidity of the subject shares.  Management believes a discount of 80% is appropriate given the facts and circumstances of this valuation. Thus, the resulting value for the consideration given for the assets acquired in this transaction is $943,000.

The resulting $943,000 consideration paid will be allocated to the assets acquired in this acquisition.  The Company acquired $125,000 in cash, a license for the exclusive use rights to three patents and one patent pending, and other potential intangible assets, if any.  Management has not yet completed its valuation (including identification of potential intangible assets) to allow the segregation of the purchase price for the license for exclusive use of the patents and patent pending and other potential intangible assets, if any, at the date of this filing; therefore, the Company has recorded an asset entitled “Intangible assets subject to allocation” in the amount of $818,000.  Management expects to finalize the allocation of the $818,000 by December 31, 2008.

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Stock transactions and agreements (continued):

Royalties will become due to HTA on a bi-annual basis based upon the net sales of any of the licensed products sold from the technology license.  Royalties are to be paid within thirty days and are based on 3% of the net sales on the licensed products.  No minimum royalties shall be required for the first twelve months after the effective date of the agreement; however each succeeding twelve months after the effective date of the agreement minimum annual royalties become due.

The minimum royalty due for the second through the fifth (September 2010 – 2013) anniversary of the executed agreement is $20,000 and then thereafter the minimum royalty payment becomes $50,000 per year.  The minimum annual royalties are fully creditable against any actual earned royalties paid during the previous twelve month period.  The minimum royalties are not refundable in any part and if any payment becomes delinquent it shall bear interest at an annual rate of one and one-half (1.5) percentage points above the prime rate quoted on the last day of said period by a designated major financial institution.

During the year ended December 31, 2007 the Company issued 3,112,600 shares of common stock for $778,170 cash.  A total of 428,000 common shares were issued for services totaling $323,825.

During the year ended December 31, 2007, the Company issued 650,000 stock options to a director of the Company for consulting services valued at approximately $182,836 and two significant shareholders contributed capital to the Company in the form of 1,210,000 shares of common stock, which were used as incentive to certain consultants and employees.  This contributed capital was valued as an expense to the Company in the year ended December 31, 2007 in the amount of $355,600.

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

During the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company issued rights to purchase stock in the amount of 1,074,000 and 1,250,000 shares, respectively. The exercise price ranges from $0.10 to $0.50 per share and the options can be exercised for a period of three years.

(5) Related party activities:

The Company leases their corporate office facility from their Chief Operation Officer and Director.  The lease expires in October 2009.  Rent expense related to this lease for the nine and three months ended September 30, 2008 was $25,038 and $8,346, respectively.

The Company has a month to month consulting agreement for investor services with a Director of the Company.  As of the nine months ended September 30, 2008, the company had expensed approximately $45,000 for these services.

During the nine months ended September 30, 2008, the Company paid in full two loan obligations to the President of the Company.  Both loans accrued interest at 9%. Interest expense as of September 30, 2008, includes $1,620 related to these loans.

During the nine months ended September 30, 2008, the Company entered into an agreement with UTEK for services to be rendered related to comparative analysis of intellectual property developments.  As payment for these services the company issued 1,923,077 unregistered common shares which were recorded as a prepayment for the services to be rendered.  As of September 30, 2008, approximately 50% of the services had been provided and $125,000 had been recognized as expense.

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Related party activities (continued):

During the nine months ended September 30, 2008, the Company entered into two separate acquisition agreements with UTEK for the purchase of productive assets per the guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business”.  In exchange for each of these acquisitions (Advance Alternative Energy, Inc. and H-Hybrid Technologies, Inc.), the Company issued 100,000 shares (total of 200,000 shares) of Convertible Preferred Stock.  Additionally with the HHTI acquisition, the Company also incurred a liability as of September 30, 2008 for the issuance of 5,000,000 unregistered common shares, restricted for twelve months after the effective date.  (Refer to Footnotes 1 and 4)

During the nine months ended September 30, 2007, the Company entered into an acquisition agreement with UTEK for the purchase of productive assets per the guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business”.  In exchange, for the acquisition of Hydrogen Safe Technologies, Inc., the Company issued 7,500,000 unregistered shares of common stock to UTEK. (Refer to Footnotes 1 and 4)

(6) Consulting & Employment Agreements:

During the nine months ended September 30, 2008, the Company entered into an employment agreement with their Chief Operating Officer.  The agreement provides a base salary of $10,000 per month and other Company benefits as defined within the Company’s employee handbook.  The agreement does not have an expiration date.

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

(7) Income taxes:

The provision for federal and state income taxes for the nine month period ended September 30, 2008 and 2007 are as follows:

	September 30, 2008	September 30, 2007
Current	$-	$-
Deferred	-	-
Total Provision for Income Taxes	$-	$-

As of September 30, 2008, the Company has available unused consolidated income tax net operating loss (“NOL”) carryforwards for federal purposes of approximately $17.5 million that may be used against future taxable income and if not utilized, will expire by the end of 2025.

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Income taxes (continued):

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carry forwards	$6,598,672
Other	16,628
Total deferred tax assets	$6,615,300

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$11,600
Total deferred tax liabilities	$11,600
Net deferred tax asset before valuation allowance	$6,603,700
Valuation allowance	(6,603,700)
Net deferred tax asset	$-

The Company has recorded a 100% valuation allowance against the net deferred tax asset at September 30, 2008 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards.

The change in the valuation allowance is as follows:

September 30, 2008	$6,603,700
December 31, 2007	5,977,600
Change in valuation allowance	$626,100

Income taxes for the nine month periods ended September 30, 2008 and 2007 differ from the amounts computed by applying the effective income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	September 30, 2008	September 30, 2007
Expected provision (benefit)	$(1,682,557)	$(1,862,190)
Effect of:
State income taxes net of federal benefits	(59,800)	(77,380)
Non-deductible (income) expense	1,122,448	1,137,418
Other, net	(6,191)	(0)
Change in valuation allowances	626,100	802,152
	$-	$-

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

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Recent Accounting Pronouncements:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles, in May, 2008.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This guidance shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, which was approved by the SEC on September 16, 2008.  The Company does not anticipate any material impact due to the adoption of this Standard.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, in March, 2008.  This standard has the same scope as Statement (SFAS) 133 and it is intended to enhance the current disclosure framework in Statement 133.  This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  FAS 161, is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company has not entered into any derivative or hedging activities and therefore does not anticipate any material impact due to the adoption of this Standard.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 160, an amendment of ARB No. 51, “Non-controlling Interest in Consolidated Financial Statements—an Amendment of ARB No. 51”, effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008; with earlier adoption prohibited.  This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and the Statement changes the way the consolidated statement is presented.  The Company has no non-controlling interests in subsidiaries as of the current date and therefore does not anticipate any material impact from the adoption of this Statement.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in February, 2007.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  A not for profit organization shall report unrealized gains and losses in its statement of activities or similar statement.  This guidance is effective for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, “Fair Value Measures”.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007.  The Company has not had a material impact to its financial statements from the adoption of SFAS No. 159.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  On February 12, 2008, the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually) was delayed to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2.  The Company has not had any material impact to its financial statements from the adoption of SFAS No. 157 and does not anticipate any material impact upon the adoption of the extended deadline for nonfinancial assets and liabilities.

The Financial Accounting Standards Board issued EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Earlier application is not permitted.  The guidance

Link to Table of Contents

WORLD ENERGY SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Recent Accounting Pronouncements (continued):

states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If the goods or services are not expected to be delivered or rendered, then the capitalized advance payment should be charged to expense.  There has been no impact to the Company from the adoption of EITF 07-3, as the Company has not entered into any non-refundable advance payments for goods or services received for use in future research and development activities as of the current date and the Company does not anticipate any material impact if any such arrangements are entered into at a future date.

(10) Subsequent Events

On September 18, 2008, the Board of Directors for the Company approved a Stock Grant and Option Plan (the “Stock Plan”) that provides for the issuance of up to 20 million shares of the Company’s common stock to officers, directors, employees and consultants who render bona fide services to the Company.  In connection with approval of the Stock Plan, the Board of Directors for the Company also has approved the filing of a registration statement with the Securities and Exchange Commission on Form S-8 to facilitate registration of the 20 million shares of common stock allocated for ultimate distribution by the Stock Plan.  As of the date of this quarterly report, the registration statement has not yet been filed with the Securities and Exchange Commission.

Link to Table of Contents

Forward Looking Statements.

This Quarterly Report on Form 10-Q of World Energy Solutions, Inc. for the nine month period ended September 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Link to Table of Contents

the savings realized by the facilities using the product package.  This new business model is expected to increase revenues and profits for the Company.  The Company also intends to aggressively develop and market its H2O technology and its pure air technology.

Liquidity and Capital Resources

Our cash increased by $165,207 to $208,319 as of September 30, 2008 compared to $43,112 as of December 31, 2007.  The increase was due to cash received from Advanced Alternative Energy, Inc. (AAEI) and H-Hybrid Technologies Inc. (HHTI) after their acquisitions and also to cash received for the sale of the Company’s common stock.

Cash used in operating activities for the nine months ended September 30, 2008 was greater than the cash used during the nine months ended in 2007 by approximately $556,000.  Gross profit from sales for the comparative nine months remained reasonably consistent.  General and administrative expenses declined between the years for the nine months mainly due to a decrease in stock based consulting expense.

Sales decreased slightly for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  During the same three month period, general and administrative expenses declined by approximately $3,149,868 mainly due to a decrease in stock based consulting expense and the impairment expense recognized during the three months ended September 30, 2007 as compared to no impairment expense recognized during the three months ended September 30, 2008.

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

On September 26, 2008, the Company acquired H-Hybrid Technologies, Inc. (HHTI) in a tax-free stock for stock exchange.  HHTI was incorporated in the State of Florida on September 18, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series C Convertible Preferred Stock to UTEK Corporation and 5,000,000 unregistered common shares to Hydrogen Technology Application, Inc. (HTA) in exchange for 100% of the issued and outstanding shares of HHTI and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.

The acquisition of HHTI is considered to be a purchase of productive assets, per guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business” as a result of the analysis of the inputs, processes and outputs and consideration of the total concentration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill will be recognized on the purchase. The identifiable assets of HHTI include cash and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.

The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights.  The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock is convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any outstanding shares of the Series C Convertible Preferred Stock.  The outstanding shares of the Series C Convertible Preferred Stock shares may be repurchased within twelve months at 105% of the aforementioned conversion price; within thirteen and twenty-four months at 110% of the aforementioned conversion price; within twenty-five and thirty-six months at 115% of the aforementioned conversion price; and at anytime after thirty-six months at a 120% of the aforementioned conversion price.

Link to Table of Contents

The 5,000,000 unregistered common shares will be restricted for twelve months after the effective date. As of September 30, 2008, the 5,000,000 unregistered common shares had not been issued and a $105,000 stock payable was recorded in stockholders’ equity.

The Company valued the Series C Convertible Preferred Stock as-if converted into common shares at the date of acquisition since the preferred shares have no voting rights, dividend rights or liquidation preferences.  Based on this methodology, the prior five-day average at the time of the agreement was $0.094 per share, resulting in an assumed conversion of the Series C Preferred Stock into 39,893,617 unregistered common shares. Therefore, for valuation purposes, the consideration consisted of 44,893,617 common stock equivalent shares (39,893,617 converted shares of Series C Convertible Preferred Stock and 5,000,000 unregistered common shares).  The indicated share value average was $0.105 per share based on an average of the Company’s stock price immediately before and after the transaction date.  Based on SEC Rule 144 limitations, and the historical trading volume and the size of the block relative to the Company’s total number of common stock equivalent shares outstanding, management determined that the market would be unable to absorb the block at the calculated price and that it was appropriate to deduct a discount from that price to reflect the lack of liquidity. Utilizing “dribble out” methodology over various assumed periods, management developed a range of potential discounts to reflect the lack of liquidity of the subject shares.  Management believes a discount of 80% is appropriate given the facts and circumstances of this valuation. Thus, the resulting value for the consideration given for the assets acquired in this transaction is $943,000.

The resulting $943,000 consideration paid will be allocated to the assets acquired in this acquisition.  The Company acquired $125,000 in cash, a license for the exclusive use rights to three patents and one patent pending, and other potential intangible assets, if any.  Management has not yet completed its valuation (including identification of potential intangible assets) to allow the segregation of the purchase price for the license for exclusive use of the patents and patent pending and other potential intangible assets, if any, at the date of this filing; therefore, the Company has recorded an asset entitled “Intangible assets subject to allocation” in the amount of $818,000.  Management expects to finalize the allocation of the $818,000 by December 31, 2008.

Royalties will become due to HTA on a bi-annual basis based upon the net sales of any of the licensed products sold from the technology license.  Royalties are to be paid within thirty days and are based on 3% of the net sales on the licensed products.  No minimum royalties shall be required for the first twelve months after the effective date of the agreement; however each succeeding twelve months after the effective date of the agreement minimum annual royalties become due.

The minimum royalty due for the second through the fifth (September 2010 – 2013) anniversary of the executed agreement is $20,000 and then thereafter the minimum royalty payment become $50,000 per year.  The minimum annual royalties are fully creditable against any actual earned royalties paid during the previous twelve month period.  The minimum royalties are not refundable in any part and if any payment becomes delinquent it shall bear interest at an annual rate of one and one-half (1.5) percentage points above the prime rate quoted on the last day of said period by a designated major financial institution.

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

Link to Table of Contents

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

2008 Compared to 2007

Total product sales for the nine months ended September 30, 2008 were $356,183 compared to 2007 sales of $364,729 for the nine months then ended and $132,900 compared to $147,544 for three months ended, respectively.  Gross profit on sales was approximately 48% and 51%, respectively for the nine months ended and approximately 50% as of September 30, 2008 as compared to approximately 58% for the three months ended September 30, 2007.

Our general and administrative expenses for the nine months ended September 30, 2008 decreased to $4,935,244 from $5,477,172 for the nine months ended September 30, 2007 and for the three months ended decreased to $629,336 from $3,779,204, respectively.  The decrease as of September 30, 2008 is mostly related to a decrease in equity based consulting expense and no impairment expense recognized during the three months ended September 30, 2008.

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

Link to Table of Contents

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

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2008, the Company issued unregistered shares of its common stock as set forth in the table below.

Date	Name	Total Dollar Amount	Price per Share	Total Number of Shares
4/10/08	Robert Bloch	$10,000	$0.10	100,000
4/10/08	Phillip Gene Flood/Flood Living Trust	$25,000	$0.10	250,000
4/10/08	Robert Kratz	$25,000	$0.10	250,000
4/10/08	Gary Anderson	$10,000	$0.10	100,000
4/29/08	Patricia Turrell	$10,000	$0.10	100,000
4/29/08	Denno Family Ltd. Partnership	$25,000	$0.10	250,000
5/16/08	Sun Baker	$15,000	$0.10	150,000
7/7/08	Robert Bloch	$30,000	$0.10	300,000

All sales of shares of common stock identified in the table above were made pursuant to Section 4(2) of the 1933 Act.  The proceeds of the sale of these securities are to provide operating capital and development costs.

In addition to the shares of common stock identified above, the Company has commenced an offering of its common stock pursuant to and in reliance upon the exemption from registration provided by Securities and Exchange Commission Regulation S, promulgated under the Securities Act of 1933, as amended.  During the period covered by this report, the Company has sold 33,318,312 shares of its common stock in “offshore transactions” to one hundred thirty-nine (139) “non-U.S. persons” as such terms are defined and/or contemplated in Securities and Exchange Commission Regulation S.  The Company is authorized to sell up to sixty million (60,000,000) shares of its restricted common stock (the “Shares”) in the Regulation S offering (the “Offering”).  The Shares are available for sale only to third parties who are not U.S. persons (as defined in Rule 902 of Regulation S).

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

Link to Table of Contents

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

During the nine months ended September 30, 2008, the Company issued a total of 33,318,312 shares of common stock in connection with the Regulation S stock offering resulting in proceeds of $1,382,457 to the Company.  The proceeds are net of $4,096,288 of stock offering costs.

During the three months ended September 30, 2008, the Company issued a total of 15,661,602 shares of common stock in connection with the Regulation S stock offering, resulting in net proceeds of $424,385 to the Company.

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

Link to Table of Contents

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

Date:  November 13, 2008

/s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer