Form 10-Q/A
period 2008-09-30
WORLD ENERGY SOLUTIONS, INC.
filed 2009-01-13
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

World Energy Solutions, Inc, d/b/a World Energy Solutions (the “Company”, “WES”, “WESI”, “we” or “us”) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2008 that was originally filed on November 13, 2008 (the “Original 10-Q”), in response to comments received from the Securities and Exchange Commission’s Division of Corporation Finance. This amendment includes the following:

•      revision of the date regarding management's assessment of disclosure controls and procedures pursuant to Item 307 of Regulation S-K; and

•      deletion of language relating to management’s report on internal controls over financial reporting as it is required only in the annual report filed by the Company.

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

With respect to the period ending September 30, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation regarding the period ending September 30, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ENERGY SOLUTIONS, INC.

Date:  January 12, 2009

/s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer