Form 10-K
period 2008-12-31
ECLIPS ENERGY TECHNOLOGIES, INC.
filed 2009-04-15
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 000-25097

EClips Energy Technologies, Inc.

Formerly World Energy Solutions, Inc.

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

Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_)

Accelerated filer (_)

Non-accelerated filer  (_)

Smaller reporting company (X)

(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (_) No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008: $10,648,960.

Number of the issuer’s Common Stock outstanding as of April 13, 2009:  96,749,057

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

ECLIPS ENERGY TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2008

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of EClips Energy Technologies, Inc. for the year ended December 31, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1.  Description of Business.

The Company.

EClips Energy Technologies, Inc., (“EET”) formally World Energy Solutions, Inc, d/b/a World Energy Solutions (the “Company”, “Eclips”, “WES”, “WESI”, “we” or “us”) is a Florida Corporation with principal executive offices at 3900 31st Street North, St. Petersburg, FL 33714.  The Company formally changed it name to EClips Energy Technologies, Inc. on February 26, 2009.

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

1.  MANUFACTURE.

The manufacture and sale of “E-clips” had been a traditional 23 year old product of Professional Technical Services, Inc., when that company was merged into EET in 2005.  Manufacture has continued in EET and, in parallel, a new, value-engineered and re-designed range of E-clips was developed and launched in  December, 2008.  There is a large potential market for transient voltage surge suppression (“TVSS”) and EET has undertaken to provide the best TVSS available to the market.  Early indications of sales of the new range and traditional range of Eclips show a significant increase in orders booked up to end Q1, 2009.

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

Towards the end of 2008, we had to suspend the development of this technology in order to concetrate our resources on the HHO and PATI project.  It is envisioned that the project will be re-commenced in mid-2009.

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

A pre-production prototype PATI unit has been made and is undergoing testing at the University of Florida - Gainesville Campus.  The testing has proved the concept completely and EET is now developing a number of potential sales contacts in both the public and private sectors.  Chief among these are a number of public transportation operators and a vehicle OEM.

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

Our goal is to develop PATI for a variety of applications where air quality can improve the internal environments of public transportation (busses, rail cars, aircraft and merchant shipping ) as well as, places of work, places of entertainment, schools, hospitals and other buildings where people gather for periods of time.

MMC Research, LLC.

During the year, EET entered negotiations with MMC Research, LLC (“MMCR”) of Largo, Florida, a developer and service provider for an electric motor conversion system.  The system, marketed as “Ample Amps”, enables electrical power to be drawn into the motor in direct relation to the mechanical power required to lift or move the load.  This saves a significant amount of electric power for variable load motors and reduces wear and tear in the motor.  There are also savings on regular maintenance as re-wind cycles can be extended.  The negotiations resulted in the conclusion of a marketing agreement exclusive to certain areas and market sectors for EET to refer potential customers for motor re-winds, to MMCR, in return for an introductory commission..

Technology Transfer.

We acquire new technology by way of a ‘technology transfer’ broker.  EET has a contract with UTEK Corporation of Tampa, Florida which has an established technology transfer business.  EET provides UTEK with a general specification for the sort of inventions and concepts it requires for development in the “energy efficiency” sector.  UTEK then submits a number of sample inventions and concepts for consideration.  The HHO and PATI systems were introduced to EET by UTEK which has also partially funded certain of the developments.

We have a mature and progressive relationship with UTEK, which has become a major shareholder of the Company.  UTEK has access to several marketing and promotional organizations which, in the fullness of time may become involved in the successful launch of completed developments ready for market.

Marketing Initiatives.

We have a new marketing department under the supervision of our President & Chief Operating Officer, Peter James, whose function is dedicated to researching the market to find customers for the manufactured products (EClips) and to find applications and manufacturing companies which would contract to manufacture the projects in development, under license, (HHO, Tankless Hot Water, PATI and PWTI) or, where possible and profitable, to set up manufacturing facilities in house.

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

US Navy.

EET has a consulting agreement with a former US Navy Flag officer to introduce the manufactured and developed products to the US Navy and to other relevant departments and agencies in the federal government.  The Office of Naval Research, ONR, has expressed interest in the products and developments of the Company.  The US Navy is interested in improving the range and endurance of ships while reducing dependence on refueling at sea.  The US Navy is also interested in developing better pure air systems for protection of crews against bio-chemical attack.

Energy Act, 2007.

In December, 2007, the Energy Act was signed into law.  In 2008, several States issued regulations, under existing legislation, to enhance continuing programs for fuel economy and environmental protection.  From the marketability of EET’s current HHO developments, the Energy Act requires:

(a)   a progressive increase in “miles per gallon” fuel consumption from gasoline and diesel fuel oil, within certain time lines’ and

(b)

a progressive reduction of harmful emissions from engine exhausts, mainly hydro-carbons and carbon monoxide residues, within certain time lines.

These legislative actions support entirely our marketing platforms for the development of fuel-efficient engines and the reduction of harmful exhaust emissions.  It is generally expected that the new Democratic Presidency and Congress will advance these legislative programs over the current Congressional term.

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

The increasing awareness of and demand for better air quality is expected to lead to more stringent legislation for the purity of air in public buildings, hospitals, schools, entertainment centers, etc.   This progressive legislation for air quality is entirely consistent with the development and marketability of EET’s PATI system.

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

In 2008, ECLIPS initiated a program to raise investment capital from the “green funds” in Europe and  selected European shareholders might assist the marketing efforts of the Company in Europe.  There is a much greater awareness of the need to conserve energy and protect the environment in Europe, where basic fuels are more expensive and “green” issues are better understood and accepted.  Europe is regarded as an important overseas market for the Company’s products in the long term.

Item 1A.  Risk Factors

The Company qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1), and is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Description of Property.

The Company maintains two facilities: its main office which houses its corporate and manufacturing facilities and a second unit used for research and development within the same industrial complex and has two separate leases. The main office lease has a term expiring on September 30, 2009. The research and development facility does not contain a renewal option and the payment of its rent is guaranteed by the Company's Chairman. That lease renewed in October 2008 and has a term ending on October 14, 2009.

Item 3.  Legal Proceedings.

A civil action has been commenced against the Company by Mr. Mike Prentice, formerly Chairman and President of the Company, wherein he seeks to enforce a term of his contract of employment, following his termination for cause.  The Company intends to vigorously defend the litigation (See note 12 to the footnotes to financial statements).

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol WEGY.OB.  The high and low sales prices for each quarter of the calendar years 2007 and 2008 are as follows:

	Common Stock
	High	Low
1st quarter 2007	$.20	$.42
2nd quarter 2007	.20	.99
3rd quarter 2007	.40	1.00
4th quarter 2007	.22	.51

1st quarter 2008	$.34	$.20
2nd quarter 2008	.26	.08
3rd quarter 2008	.14	.08
4th quarter 2008	.15	.05

Recent Sales of the Company’s Unregistered Securities.

Name	Number Common Shares Purchased	Date	Price/Share	Total Consideration
Global Media	326,797	02/28/06	$-----	$-----
Flood Living Trust	100,000	03/24/06	$0.50	$50,000
Gray Capital Partners (1)	6,309,000	04/03/06	$-----	$-----
Flood Living Trust	100,000	04/12/06	$0.50	$50,000
Robert Kratz	200,000	03/24/06	$0.50	$100,000
Edward & Alice Prange	100,000	03/28/06	$0.50	$50,000

Roger Kirk	100,000	03/27/06	$0.50	$50,000
Joseph Peel	100,000	03/28/06	$0.50	$50,000
Rick Levarge	20,000	04/18/06	$0.50	$10,000
Linda Willison	20,000	05/03/06	$0.50	$10,000
Beverly E. Smoker	30,000	04/27/06	$0.50	$15,000
Michael S. Smoker	10,000	06/29/06	$0.50	$5,000
James Hartley	90,000	04/26/06	$0.50	$45,000
Charlie Downie	20,000	05/02/06	$0.50	$10,000
Joseph Chumbley	100,200	05/05/06	$0.50	$50,100
Global Media	33,267	05/11/06	$-----	$-----
Flood Living Trust	200,000	06/04/06	$0.50	$100,000
Thomas Conley	30,000	05/15/06	$0.50	$15,000
Flood Living Trust	100,000	06/07/06	$0.50	$50,000
Ann Ree Chumbley	10,000	06/28/06	$0.50	$5,000
Pamela Clark	39,400	05/22/06	$0.50	$19,700
Flood Living Trust	100,000	06/29/06	$0.50	$50,000
Kirby M. Watson	100,000	08/11/06	$0.50	$50,000
Global Media	33,267	07/05/06	$-----	$-----
Global Media	33,267	07/24/06	$-----	$-----
Robert Kratz	1,300,000	02/15/07	$0.25	$325,000
Pamela Clark	10,000	03/13/07	$0.25	$2,500
Joseph Chumbley	20,000	03/13/07	$0.25	$5,000
Joseph Chumbley	10,000	03/13/07	$0.25	$2,500
Thomas Conley	40,000	03/16/07	$0.25	$10,000
Edward Prange	100,000	03/16/07	$0.25	$25,000
Mark Potter	40,000	03/21/07	$0.25	$10,000
Stock PR, LLC	17,000	04/18/07	$-----	$-----
John Kretz	128,000	04/30/07	$0.25	$32,000
ZA Consulting, Inc.	80,000	05/24/07	$-----	$-----
Stock PR, LLC	171,000	05/25/07	$-----	$-----
Mark Feldhamer	60,000	06/15/07	$0.25	$15,000
Marlene Feldhamer	20,000	06/15/07	$0.25	$5,000
Charlene Bledsoe	20,000	06/15/07	$0.25	$5,000
Jerjis J. Denno, Gen. Ptnr.	100,000	06/22/07	$0.25	$25,000
David Halpern	100,000	06/22/07	$0.25	$25,000
Gary Anderson	100,000	06/22/07	$0.25	$25,000
Robert Bloch	140,000	06/26/07	$0.25	$35,000
Paul Bemiss	100,000	06/28/07	$0.25	$25,000
Keith Kondo	100,000	07/05/07	$0.25	$25,000
Andrew Allen	100,000	07/06/07	$0.25	$25,000
Gary Anderson	100,000	07/09/07	$0.25	$25,000
Timothy Minnehan	50,000	08/10/07	$0.25	$12,500
Stock PR, LLC	20,000	08/10/07	$-----	$5,000
Chester Kratz	100,000	08/24/07	$0.25	$25,000
Patricia Turrell	100,000	08/24/07	$0.25	$25,000
Bineau Family Trust	20,000	08/28/07	$0.25	$5,000
Robert Bloch	60,000	08/28/07	$0.25	$15,000
Flavis & Beverly Lazenby	150,000	09/06/07	$0.25	$37,500
UTEK Corporation	11,913	09/24/07	$-----	$-----
UTEK Corporation	7,500,000	10/01/07	$-----	$-----
UTEK Corporation	8,437,500	10/13/07	$-----	$-----
Robert Bloch	100,000	04/10/08	$0.10	$10,000
Phillip Gene Flood/Flood Living Trust	250,000	04/10/08	$0.10	$25,000
Robert Kratz	250,000	04/10/08	$0.10	$25,000
Gary Anderson	100,000	04/10/08	$0.10	$10,000
Patricia Turrell	100,000	04/29/08	$0.10	$10,000

Denno Family Ltd. Partnership	250,000	04/29/08	$0.10	$25,000
Sun Baker	150,000	05/16/08	$0.10	$15,000
Robert Bloch	300,000	07/07/08	$0.10	$30,000

 (1)  Shares were cancelled September 28, 2006.

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

In addition to the shares of common stock identified above, the Company conducted an offering of its common stock pursuant to and in reliance upon the exemption from registration provided by Securities and Exchange Commission Regulation S, promulgated under the Securities Act of 1933, as amended.  During the period covered by this report, the Company has sold 42,352,296 shares of its common stock in “offshore transactions” to one hundred ninety-nine (199) “non-U.S. persons” as such terms are defined and/or contemplated in Securities and Exchange Commission Regulation S.  The Company is authorized to sell up to eighty million (80,000,000) shares of its restricted common stock (the “Shares”) in the Regulation S offering (the “Offering”).  The Shares are available for sale only to third parties who are not U.S. persons (as defined in Rule 902 of Regulation S).

The Company engaged three separate entities to serve as its distribution managers for the Offering.  The Company and the distribution managers engaged two separate entities to serve as the escrow agent.  The escrow agent has held funds paid by buyers and disbursed Company stock certificates to buyers who qualify as non-U.S. persons in a Regulation S placement and whose offers to purchase Shares are accepted by the Company.

The shares sold have been offered on the lower of the closing bid price for the Company stock as quoted on the NASDAQ Bulletin Board on the date prior to the trade date or the closing price of said shares minus an original offering discount of 15%.  The Company will receive 27% of the proceeds from each accepted offer and the balance will be paid to the Distribution Manager (72%) and the Escrow Agent (1%).  The agreements terminate on December 31, 2008 unless extended in writing by both parties.  The agreements may also be terminated at any time with 21 days written notice by the Company.

During the period ended December 31, 2008, the Company issued a total of 42,352,296 shares of common stock in connection with the Regulation S stock offering resulting in proceeds of $1,522,617 to the Company.  The proceeds are net of $5,437,917 of stock offering costs.

All sales and the aforementioned issuance of common stock in exchange for services were made pursuant to Section 4(2) of the 1933 Act.  The proceeds of the sale of these securities are to provide operating capital and development costs.

Conversion of Shares of Preferred Stock

On October 11, 2006, EClips Energy Technologies, Inc. (the “Company”) acquired Pure Air Technologies, Inc. (“PATI”), a subsidiary of UTEK Corporation (AMEX & LSE-AIM: UTK), in a tax-free stock-for-stock exchange.  Pursuant to the Agreement and Plan of Acquisition (the “Agreement”), the Company issued 100,000 shares of its Series A Convertible Preferred Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of Pure Air Technologies, Inc. The Preferred Stock issued in the exchange is restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.

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

Holders of Common Stock

As of April 13, 2009 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 477.

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

Item 6.  Selected Financial Data.

The Company qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1), and is not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

EClips Energy Technologies, Inc., formerly World Energy Solutions, Inc., (referred to as the “Company”, “Eclips”, “WESI,” “New WESI,” “EET”or in the first person notations of “we,” “us,” and “our”) began operations in 1984 under the corporate name of Professional Technical Systems, Inc. (PTS). PTS merged with WESI in November 2005 (the “November 2005 Merger”) with WESI being the legal acquirer but PTS being the accounting acquirer.

On February 26, 2009, the Company changed its’ name to EClips Energy Technologies, Inc.

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

Liquidity and Capital Resources

Our cash decreased approximately $0 as of December 31, 2008 compared to $43,000 as of December 31, 2007.  This decrease is related mostly to a decrease in gross profit between the years.

The cash used in operations in 2008 increased from the cash used in operations in 2007 by approximately $690,000.  Payroll expenses increased mainly due to the issuance of stock for services.

We do not believe our working capital is sufficient to run our operations at current or proposed operating levels.  Operations in 2008 have been funded in part by product sales, the sale of common stock and cash received from acquisitions. Such funding will need to continue in order to allow us to implement our new business model.  The Company has been successful in acquiring certain services through consulting agreements that are funded in part or full by the issuance of common stock.  The Company plans on offering private placements of its common stock in 2008 and continues research and efforts to introduce new products into the market.  With planned increased marketing efforts and the research and development that are currently in place, the Company anticipates new products will continue entering the market during 2009.

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

Valuation Allowance on Deferred Tax Assets

SFAS No. 109, “Accounting for Income Taxes” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors.  At December 31, 2008, our net deferred tax assets are $6,784,000 comprised principally of net operating loss carry forwards (NOLs).  Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a pro rata basis.

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

2008 Compared to 2007

Total product sales for 2008 were approximately $456,000 an approximate increase of 4% from 2007 sales of approximately $439,000 due to the innovative technology market the Company continues its’ emphasis on research and development of new products.

Gross profit on sales increased to approximately 44% in 2008 from approximately 34% in 2007.  This decrease is due in part to resource planning and cost reduction management in our operations.

Our general and administrative expenses decreased to approximately $2,700,000 in 2008 from approximately $2,900,000 in 2007.  The majority of the decrease is due to a decrease in the issuance of common stock for services to consultants and the related expenses during 2008. During 2007, the Company entered several new consulting agreements and two employment agreements with management.  All of these agreements resulted in the issuance of common stock.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 13, 2009, we engaged Randall N. Drake, C.P.A., ("Drake ") as our independent auditor and dismissed our previous auditor Ferlita, Walsh & Gonzalez, PA (“FW&G”).  We have had no disagreements with Drake or FW&G on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

Item 9A(T).  Controls and Procedures.

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

With respect to the fiscal year ending December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

With respect to the fiscal year ending December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors and Executive Officers and Corporate Governance.

Three (3) directors, constituting the entire Board of Directors, serve until the next Annual Meeting of shareholders, or until a successor shall be elected and shall qualify:

Principal Occupation

Year First

and Other Major

Became

Name

Age

Affiliations

Director

Benjamin C. Croxton

60

CEO, CFO

2005

Peter James

64

COO

2006

Jodi Crumbliss

49

Director

2009

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

Ms. Jodi Crumbliss has substantial corporate administrative experience which includes employment in customer service for Cox Cable as well as serving as the bookkeeper for a McDonalds franchisee that maintained 12 restaurants. Ms. Crumbliss also was formerly employed in the banking industry by The Merchant Bank and was employed in public administration with the City of Burlington, Vermont.  Upon moving to Florida, Ms. Crumbliss served as Office Manager for the Arthur Murray Dance Studio in St. Petersburg where she handled and was responsible for all areas of office administration.   Ms. Crumbliss joined Company predecessor, Professional Technical Systems, Inc. in 1990. Her duties and responsibilities have steadily increased since the merger in November 2005.  She manages sales activities for several of the Company’s largest clients and has overall responsibility for customer service activities.  In the last five years, Ms. Crumbliss has served as controller for the Company in addition to her corporate position as Company Secretary

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted special Board of Director meetings almost every month since inception.  Each of our directors has attended all meetings either in person or via telephone conference.   In addition to the contact information in private placement memorandum, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Director Compensation, Meetings.  Directors, including directors also serving the Company in another capacity and receiving separate compensation therefore shall be entitled to receive from the Company as compensation for their services as directors such reasonable compensation as the board may from time to time determine, and shall also be entitled to reimbursements for any reasonable expenses incurred in attending meetings of directors. To date, the Board of Directors has received no compensation, and no attendance fees have been paid.  Utilizing the Nasdaq Rules regarding director independence, the Company has determined that there are not any independent directors presently serving on the Board of Directors.  The Company Board of Directors undertook corporate action a total of ten times and held five meetings in the preceding year.  No incumbent director failed to attend less than 75% of the meetings held during the period such director was a member of the Board of Directors.

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

The members of the audit committee are Peter W. James, and Daniel Kunitzer.  Mr. Kunitzer is an independent member of the audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2007 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.  Requests should be addressed to Investor Relations Department, c/o EClips Energy Technologies, Inc., 3900 31st Street North, St. Petersburg, Florida 33714.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensa-tion($)
Benjamin C. Croxton, Chief Executive Officer, Chief Financial Officer, Director	2008	$156,000	-0-	-0-	-0-	-0-	-0-	-0-
	2007	$156,000	-0-	-0-	-0-	-0-	-0-	-0- (1)
Mike Prentice, President, Director	2008	$156,000	-0-	-0-	-0-	-0-	-0-	-0- (2)
	2007	$156,000	-0-	-0-	-0-	-0-	-0-	-0- (1)

(1)

Does not include salary paid by Professional Technical Systems, Inc.

(2)

Mr. Prentice was terminated January 16, 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock of the Company on April 14, 2008, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors (designated with a “D”) and officers as a group.  Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Title of Class	Names and Address of Individual or Identity of Group	Amount and Nature of Beneficial Ownership*	Approximate % of Class**

Common	Benjamin C. Croxton 920 16th Avenue, N. St. Petersburg FL 33704	4,664,000	4.82%

Common	Peter W. James 120 79th Street South St. Petersburg, FL 33707	430,000.43%

Common	Jodi L. Crumbliss 8425 Tobay Road N. St. Petersburg, FL 33702	86,000.088%

Common	UTEK Corporation 2109 E. Palm Ave. Tampa, FL 33605	16,119,672	16.66%

Common	All Officers and Directors as a Group	5,180,000	5.35%

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

**Percentage of beneficial ownership is based upon 96,749,057 shares of Common Stock, all of which were outstanding on April 14, 2009. For each named person, this percentage includes Common Stock of which such person has the right to acquire beneficial ownership either currently or within 60 days of February 11, 2008, including, but not limited to, upon the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other person. Such calculation is required by General Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934.

On February 13, 2009 the Company sold 1,500,000 shares of the restricted Preferred Stock (with 500 votes per share) to Benjamin C. Croxton, the Company’s Chief Executive Officer. The Company exchanged the shares for an assignment of accrued vacation pay and back salary in the amount of $8,256.50 due to Mr. Croxton.  The issuance of the restricted Preferred Stock and the consideration received by the Company were approved by the Board of Directors at a meeting on February 10, 2009. The shares of restricted Preferred Stock were issued in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The shares of restricted Preferred Stock have 750,000,000 shareholder votes which when combined with Mr. Croxton’s common stock holdings equates to 87.9% of the total combined shareholder votes of 858,138,831 for both the issued and outstanding common stock and Preferred Stock.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Interest expense recorded on debts owed the President of the Company totaled $6,048 and $1,313 for the years ended December 31, 2008 and 2007, respectively. See Note 8 for details of related party debt.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the prior principal accountant, Ferlita, Walsh & Gonzalez, P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended December 31, 2008 and 2007, respectively were $73,420 and $47,700.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit Number

Location

and Description

Reference

(a) Reports of Independent Certified Accountants

Filed Herewith

(b) Financial Statements

Filed Herewith

(c) Exhibits required by Item 601, Regulation S-K:

(2.0)

Plan of purchase, sale, reorganization, arrangement,

liquidation, or succession

(2.1)

Agreement and Plan of Merger Between

See Exhibit Key

Registrant and World Energy Solutions, Inc

(2.2)

Agreement and Plan of Merger Between

See Exhibit Key

Registrant and Professional Technical

Systems, Inc.

(3.0)    Articles of incorporation and by-laws

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

November 23, 1998.

(3.2)

Amended and Restated Articles of Incorporation

See Exhibit Key

Filed March 17, 2009.

(3.3)

By-Laws filed November 23, 1998.

See Exhibit Key

(4.0)

Instruments defining the rights of security

holders, including indentures

(4.1)

Specimen Share Certificate for Class A

Convertible Preferred Stock

See Exhibit Key

(4.2)

Specimen Certificate for Class B Convertible

Preferred Stock

See Exhibit Key

(4.3)

Specimen Certificate for Class C Convertible

Preferred Stock

See Exhibit Key

(4.4)

Specimen Certificate for Class D Convertible

Preferred Stock

See Exhibit Key

(4.5)

EClips Energy Technologies, Inc.

Stock Grant and Option Plan 2008, as amended

See Exhibit Key

(10.0)

Material Contracts

(10.1)

Strategic Alliance Agreement Between

See Exhibit Key

the Company and UTEK Corporation.

(10.2)

Employment Agreement with Benjamin Croxton

See Exhibit Key

dated January 31, 2006.

(10.3)

Employment Agreement with Mike Prentice

See Exhibit Key

dated January 31, 2006.

(10.4)

Agreement and Plan of Acquisition with UTEK

See Exhibit Key

Corporation, dated October 11, 2006.

(10.5)

Agreement and Plan of Acquisition with UTEK

See Exhibit Key

Corporation, dated September 28, 2007.

(10.6)

Agreement and Plan of Acquisition with UTEK

See Exhibit Key

Corporation, dated June 11, 2008.

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

Securities and Exchange Commission on August 19, 2005.

2.2

Incorporated by reference to the Company's Form 8-K filed with the

Securities and Exchange Commission on November 14, 2005.

3.1

Incorporated by reference to the Company’s Form 10SB 12G filed with the Securities and Exchange Commission on November 23, 1998.

3.2

Incorporated by reference to the Company's Form S-8 filed with the

Securities and Exchange Commission on March 25, 2009.

3.3

Incorporated by reference to the Company’s Form 10SB 12G filed with the Securities and Exchange Commission on November 23, 1998.

4.1

Incorporated by reference to the Company’s Form 10KSB filed with the Securities and Exchange Commission on April 2, 2007.

4.2

Incorporated by reference to the Company’s Form S-8 filed with the

Securities and Exchange Commission on November 26, 2008.

4.3

Incorporated by reference to the Company’s Form S-8 filed with the

Securities and Exchange Commission on November 26, 2008.

4.4

Incorporated by reference to the Company's Form S-8 filed with the

Securities and Exchange Commission on March 25, 2009.

4.5

Incorporated by reference to the Company's Form S-8 filed with the

Securities and Exchange Commission on March 25, 2009.

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

10.5

Incorporated by reference to the Company’s Form 8-K filed with the

Securities and Exchange Commission on October 5, 2007.

10.6

Incorporated by reference to the Company’s Form 8-K filed with the

Securities and Exchange Commission on June 18, 2008.

14.1

Incorporated by reference to the Company’s Form 10KSB filed with the Securities and Exchange Commission on April 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECLIPS ENERGY TECHNOLOGIES, INC.

Date: April 14, 2009

By:  /s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Operating Officer

Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2009

By:  /s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Operating Officer

Director

April 14, 2009

By: /s/ PETER W. JAMES

PETER W. JAMES,

Chief Operating Officer

Director

April 14, 2009

By:  JODI L. CRUMBLISS

JODI L. CRUMBLISS,

Secretary, Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the periods ending December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the periods ending
December 31, 2008 and 2007	F-3

Consolidated Statements of Cash Flow for the periods ending
December 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders’ Equity for the periods ending
December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7–F-19

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL  33760

727.536.4863

Randall@RDrakeCPA.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of EClips Energy Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of EClips Energy Technologies, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of December 31, 2007 and for the year then ended were audited by other auditors whose report dated March 28, 2008 included an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.  Our opinion on the statement of operations, changes in stockholders' deficit and cash flows for the twelve month period ended December 31, 2008, insofar as it relates to amounts for the periods through December 31, 2007 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

April 15, 2009

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2008 and 2007

	2008	2007
Current assets
Cash	$370	$43,112
Accounts receivable	40,974	28,441
Inventory	99,650	87,461
Prepaid expenses	25,964	58,460
Other current assets	57,631	117,324
Total current assets	224,589	334,798

Property and equipment, net	293,207	165,196

Other assets
Due from related party	782	362
Long term deposits	3,850	3,850
Intangible Assets, net	824,990	108,399

Total Assets	$1,347,418	$612,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$88,618	$52,618
Accrued expenses	431,668	370,666
Advance payments from dealers and customers	17,005	16,352
Note payable related party	-	50,000
Total current liabilities	537,291	489,636

Stockholders' Equity
Preferred stock, Series A; $.0001 par value;
100,000,000 shares authorized and -0- shares issued
Series B, 100,000 and-0- shares issued, respectively	10
Series C, 100,000 and-0- shares issued, respectively	10
Common stock; $.0001 par value; 100,000,000 shares
authorized; 96,875,100 and 43,933,689 shares issued
and outstanding, respectively	9,688	4,394
Paid-in capital	23,032,164	16,603,291
Accumulated deficit	(22,231,745)	(16,484,716)
Total stockholders' equity	810,127	122,969
Total liabilities and Stockholders' Equity	$1,347,418	$612,605

The Accompanying Notes are an Integral part of These Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net sales	$456,269	$438,776
Cost of goods sold	256,440	290,498

Gross profit	199,829	148,278

Payroll expense	940,528	498,485
Professional and consulting expense	971,670	1,691,865
Research and development	282,441	321,089
Other general and administrative expenses	475,181	357,289

Earnings (loss) from operations	(2,469,991)	(2,720,450)

Other income (expense)
Gain (loss) on disposal of property and equipment	(8,658)	(388)
Impairment loss	(3,264,000)	(3,332,650)
Interest income (expense), net	(4,380)	493

Total other income (expense)	(3,277,038)	(3,332,545)

Earnings (loss) before provision
for income taxes	(5,747,029)	(6,052,995)
Provision for income taxes	-	-
Net loss	(5,747,029)	(6,052,995)
Preferred stock dividends	-	168,750
Net loss available to common shareholders	$(5,747,029)	$(6,221,745)

Loss per common share, basic	$(0.05)	$(0.19)
Weighted average common shares outstanding	96,875,100	32,521,160

Accompanying Notes are an Integral part of These Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(5,747,029)	$(6,052,995)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation & Amortization	37,773	38,106
Impairment loss	3,264,000	3,332,650
Loss on disposal of property and equipment	8,658	388
Stock based consulting & compensation expense	308,000	1,185,551
Stock based donation	22,800
(Increase) decrease in:
Accounts receivable	(12,533)	27,680
Inventory	(12,189)	11,068
Prepaid expenses and other assets	92,189	59,095
Increase (decrease) in:
Accounts payable	36,000	35,843
Accrued expenses	61,002	111,876
Advance payments from dealers and customers	653	305
Total adjustments	3,806,353	4,802,562
Net cash used in operating activities:	(1,940,676)	(1,250,433)

Cash flows from investing activities
Purchase of equipment	(233,671)	(79,937)
Proceeds from disposal of property and equipment	26,171	6,912
Cash received in acquisition	325,000	450,000
Proceeds from loan receivable	1,688	-
Net cash provided by investing activities	119,188	376,975

Cash flows from financing activities:
Proceeds from issuance of common stock	1,828,326	778,170
Proceeds from loan payable	17,000	50,000
Repayment of loans payable to related parties	(67,000)	-
Advances from related party, net	420
Proceeds from line of credit	62,608
Repayment of line of credit	(62,608)
Net cash provided by financing activities	1,778,746	828,170

Net increase (decrease) in cash	(42,742)	(45,288)
Cash, beginning of year	43,112	88,400
Cash, end of year	$370	$43,112

Supplemental disclosures of noncash investing
and financing activities:
Common stock issued for services		$308,000	$845,261
Shares issued for acquisition:
Hydrogen Safe Technologies		$-	$3,825,000
Advanced Alternative Energy		$3,300,000	$-
H-Hybrid Technologies		$818,000	$-
Common stock issued for accrued Preferred
Stock dividends	$		$202,500
Dividends payable		$-	$168,750
Debt issued for property & equipment		$8,078	$50,000

Supplemental cash flow information:
Cash paid in interest		$5,386	$1,313
Cash paid for income taxes		$-	$-

The Accompanying Notes are an Integral part of These Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Paid in	Accumulated	Shareholders'
	Preferred Stock		Common Stock		Capital	Deficit	Deficit

Balance, December 31, 2006	100,000	$10	27,255,140	$2,724	$10,937,020	$(10,262,971)	$676,783

Issuance of stock for cash			3,112,600	312	777,858		778,170

Issuance of stock for service			428,000	43	323,782		323,825

Cancellation and reissuance
of shares per settlement			(2,799,551)	(279)	279		-

Issuance of stock for acquisition			7,500,000	750	3,824,250		3,825,000

Issuance of stock options
for services					182,836		182,836

Contributed capital					355,600		355,600

Conversion of preferred stock
and accrued dividends to
common stock	(100,000)	(10)	8,437,500	844	201,666		202,500

Preferred stock dividends						(168,750)	(168,750)

Net loss						(6,052,995)	(6,052,995)

Balance, December 31, 2007	-	-	43,933,689	4,394	16,603,291	(16,484,716)	122,969

Issuance of stock for service			10,266,667	1,027	306,973		308,000

Issuance of stock for cash			42,674,744	4,267	1,824,059		1,828,326

Issuance of stock for acquisition
Advanced Alternative Energy	100,000	10			3,479,851		3,479,861
H-Hybrid Technologies	100,000	10			817,990		818,000

Net loss						(5,747,029)	(5,747,029)

Balance, December 31, 2007	200,000	$20	96,875,100	$9,688	$23,032,164	$(22,231,745)	$810,127

The Accompanying Notes are an Integral part of These Financial Statements

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(1)  Significant Accounting Policies:

The following is a summary of the significant accounting policies and practices of EClips Energy Technologies, Inc., formerly known as World Energy Solutions, Inc. (the “Company”) which affect the accompanying financial statements.

(a) Organization – The Company, formerly known as Advanced 3-D Ultrasound Services, Inc. was incorporated on September 23, 1997.  Advanced 3D Ultrasound Services, Inc. merged with a private Florida corporation known as World Energy Solutions, Inc. effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. remained as the surviving entity as the legal acquirer, and the Company also was the accounting acquirer.

On November 7, 2005, Advanced 3-D Ultrasound Services, Inc. changed its name to World Energy Solutions, Inc. (“WESI”).

On November 7, 2005, WESI merged with Professional Technical Systems, Inc. (“PTS”).  WESI remained as the surviving entity as the legal acquirer, while PTS was the accounting acquirer. On February 26, 2009, The Company changed its name to EClips Energy Technologies, Inc.

On October 11, 2006, THE COMPANY acquired Pure Air Technologies, Inc. (“PATI”), a subsidiary of UTEK Corporation in a tax-free stock for stock exchange.  The Company issued 100,000 shares of Series A convertible preferred stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of PATI, assignment of a world wide exclusive technology license, a sponsored research agreement and $300,000 cash (see note 2).

On September 28, 2007, THE COMPANY acquired Hydrogen Safe Technologies, Inc. (“HSTI”) in a tax free stock for stock exchange.  HSTI was incorporated in the State of Florida on September 20, 2007.  As consideration for the agreement, the Company issued 7,500,000 unregistered shares of common stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of HSTI, assignment of an exclusive technology license for the detection of hydrogen in vehicles, engines and / or water heaters using hydrogen and oxygen, prepaid consulting fees and $450,000 cash.  (see note 2).

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

(e) Accounts receivable - The Company carries its accounts receivable at cost less an allowance for doubtful accounts which is based on management’s assessment of the collectibility of accounts receivable.  Based on management's assessment, an allowance was not required at December 31, 2008 and 2007.

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

(h) Warranty costs - The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. The warranty reserve as of December 31, 2008 and 2007 was $5,227.

(i) Freight costs - The Company includes freight-in costs in cost of goods sold. Total freight-in included in cost of goods sold for the years ended December 31, 2008 and 2007 was $8,813 and $4,588, respectively.

(j) Advertising expense - The Company expenses advertising costs as incurred.  During the year ended December 31, 2006, the Company entered into a marketing and advertising agreement for services to be provided for the consideration of $1,000,000 of restricted common stock.  The expense related to this agreement is being amortized over the term of the services to be performed which is one year.  As of December 31, 2008 and 2007, $0 and $166,667 had been expensed related to this advertising expense, respectively.  The Company follows the policy of charging advertising and promotions to expense as incurred.  Advertising expense was $108,631 and $189,294 for the years ended December 31, 2008 and 2007.

(k)  Research and development costs – In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Capitalized research and development assets with alternative future uses are amortized to research and development expense over the estimated useful life of the asset.  For the years ended December 31, 2008 and 2007, $282,441 and $321,089 were expensed to research and development, respectively.

(l) Fair value of financial instruments - The Company’s balance sheets include the following financial instruments: cash, accounts receivable, inventory, accounts payable and accrued expenses. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

(m) Earnings (loss) per common share - Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

		2008		2007
Net income (loss) per share basic and diluted:
Net income(loss)		$(5,747,029)		$(6,221,745)
Weighted average shares		96,875,100		32,521,160
Net income (loss) per share	$	(0.05)	$	(0.19)

There were no dilutive common stock equivalents as of December 31, 2008 and 2007.

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

As of the years ended December 31, 2008 and 2007, the Company had written off $3,264,000 and $3,332,650, respectively of intangible assets (see footnote 2).

(o) Basis of Accounting - The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

(p) Principles of consolidation –the consolidated financial statements as of and for the years ended December 31, 2008 and 2007 include the accounts of Pure Air Technologies, Inc.(incorporated August 7, 2006), Hydrogen Safe Technologies, Inc. (incorporated September 20, 2007), Advanced Alternative Energy, Inc. and H-Hybrid Technologies, Inc. Significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company considers its research and development to be a segment, as the research is for product lines separable from the Company’s main line of business.  As of December 31, 2008 and 2007, expenses related to this segment were $282,441 and $321,089, respectively.  As of the years ended December 31, 2008 and 2007, the research and development segment had a total of $175,908 of assets at cost and $52,285 and $33,457 of related accumulated depreciation, respectively.  These assets are amortized to research and development expense over their estimated useful lives, ranging from five to seven years.

(r) Share Based Payments - The Company has adopted Financial Accounting Standards Board (FASB) Statement 123R, Share Based Payments, Revised (SFAS 123R) and the related FASB Staff Positions (FSPs) effective January 1, 2006.  The valuation of share based payments for the years ended December 31, 2008 and 2007 were in compliance with the above guidance.

(2)  Mergers and acquisitions:

On October 11, 2006, the Company acquired 100% of the issued and outstanding stock of Pure Air Technologies, Inc. (PATI), a subsidiary of UTEK Corporation in a tax free stock for stock exchange.  PATI was incorporated in the State of Florida on August 7, 2006 and had no prior accounting activity and no liabilities as of the date of the acquisition. The Company issued 100,000 shares of the Company Series A convertible preferred stock in exchange for $300,000 cash, $231,709 of prepaid sponsored research and license agreements, including a world wide exclusive license in the field of air purification, for a technology designed to help eliminate organic and biological airborne organisms.   The Preferred Stock issued in the exchange is restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.

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

On September 28, 2007, the Company acquired Hydrogen Safe Technologies, Inc. (HSTI) in a tax-free stock for stock exchange.  As consideration for the agreement, the Company issued 7,500,000 unregistered shares of common stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of HSTI, assignment of an exclusive technology license for the detection of hydrogen in vehicles, engines and / or water heaters using hydrogen and oxygen, prepaid consulting fees, related to a nine month consulting agreement, and $450,000 cash.

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

(3)  Inventory:

Inventory consists of the following at December 31:

	2008	2007
Raw materials	$62,614	$50,133
Work-in-process	-	-
Finished goods	26,152	21,019
Purchased finished goods	23,940	29,365
	$112,706	90,517
Less allowance for obsolescence	13,056	13,056
	$99,650	87,461

(4)  Other Current Assets:

During the year ended December 31, 2006, the Company loaned $30,000 to a consultant with an original maturity date of November 15, 2007.  The loan which accrues interest at 6% annum was extended one year to November 15, 2008.  As of December 31, 2008 and 2007, accrued interest was $3,837 and $2,037, respectively, and is included in other current assets.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(4)  Other Current Assets: (continued)

Other current assets also include deferred consulting expense of $23,791 and $83,600 as of December 31, 2008 and 2007 and a note receivable related to the sale of a fixed asset of $0 and $1,687, respectively.

(5)  Property and Equipment:

Property and equipment consist of the following at December 31:

	2008	2007
Autos and Trucks	$43,544	$96,287
Furniture, Fixtures and Equipment	380,778	169,923
Leashold Improvements	19,423	19,423
	443,745	285,633
Accumulated Depreciation	(150,538)	(120,437)
	$293,207	$165,196

Office equipment at December 31, 2008 includes equipment acquired under a capital lease with a capitalized value of $16,073.  Related amortization included in accumulated depreciation was $16,073 and $13,529 at December 31, 2008 and 2007, respectively.

(6)  Intangible Assets:

Other assets include license agreements in the total amount of $818,000 and website development costs of $45,650.  The Company has world wide exclusive licenses in the field of air purification, for technology designed to help eliminate organic and biological airborne organisms; and for the exclusive rights for surface acoustic wave hydrogen sensor technology, which includes the rights for use, sub-licensing and selling related licensed products.  Both licenses are being amortized over a life of 17 years.  Amortization expense for the years ended December 31, 2007 and 2006 were $33,058 and $5,010, respectively.

The Company has capitalized website development costs per guidance of EITF 00-2, accounting for web site development costs.  The costs are being amortized over the estimated life of the website of three years.  Amortization expense related to the website development was $18,210 and $5,601 for the years ended December 31, 2008 and 20076, respectively.

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

As of December 31, 2008, the minimum rental payments due under these operating leases are as follows:

December 31,	Amount
2009	$23,802
2010	-

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2011	-
2012	-
2013	-
Thereafter	-
$23,802

Total rent expense on these leases was $66,895 and $67,392 for the years ended December 31, 2008 and 2007, respectively.

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

The employment agreements did not specify any specific performance conditions that had to be met for the employees to receive the common shares.  Since the employees were still actively employed by the Company as of December 31, 2008,  by these agreements and all other terms of the agreement remained in place, the cancellation of these shares was accounted for by the guidance of FAS 123R, “Share Based Payment (as amended)”.  The cancellation was not accompanied by a replacement award and management has no anticipation to replace these awards of stock, so it was accounted for as a repurchase for no consideration and the shares were immediately cancelled.  Accordingly, the compensation expense recognized for these shares during the first quarter in 2006, remained recorded.

During the year ended December 31, 2007 the Company entered into a $50,000 note payable with a related party.  The note is secured by a Company truck and accrues interest at 7.5% per annum. As of December 31, 2008 all accrued interest had been paid in full.  Beginning January 21, 2008, monthly payments of $4,338 are due until the principal and any additional accrued interest are paid in full by December 31, 2008.  There is no balance remaining on this loan at December 31, 2008.

The Company leases its main office space referred to in footnote 7 from a related party.  The total rent expense related to this lease was approximately $34,000 for the year ended December 31, 2008 and 2007.  The Company also entered into a consulting agreement with this related party and pays a monthly payment of $3,000 for marketing and financial consulting services.

(9)  Concentrations of Credit Risk:

The Company sells its products to customers on an open credit basis.  The Company's trade accounts receivable are due from such customers and are generally uncollateralized.  During the years ended December 31, 2007 and 2006, one customer accounted for 14% of Company sales.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(10)  Income Taxes:

The provision for federal and state income taxes for the years ended December 31 is as follows:

	2008	2007
Current	$-	$-
Deferred	-	-
Total Provision for Income Taxes	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$6,792,000	$5,987,000
Other	7,000	7,000
Total deferred tax assets	$6,799,000	$5,994,000

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$15,000	$17,000
Total deferred tax liabilities	$15,000	$17,000

Net deferred tax asset before valuation allowance	$6,784,000	$5,977,000
Valuation allowance	(6,784,000)	(5,977,000)
Net deferred tax asset	$-	$-

The Company has recorded a 100% valuation allowance against the net deferred tax asset at December 31, 2008 and 2007 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards. The valuation allowance increased $805,000 and $1,019,000 in 2008 and 2007, respectively.  At December 31, 2008, the Company has available unused federal net operating losses of approximately $18,100,000 that may be used against future taxable income and if not utilized, will expire by the end of 2026.

Income taxes for the twelve month periods ended December 31, 2008 and 2007 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	2007	2006
Expected provision (benefit)	$(1,953,000)	$(2,058,000)
Effect of:
State income taxes net of federal benefits	(98,000)	(98,000)
Non-deductible (income) expense	1,214,000	1,137,000
Other, net	0	0
Change in valuation allowances	837,000	1,019,000
	$-	$-

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(11) Stock Transactions:

The Company entered into employment agreements with the CEO and the President and Chairman of the Board on January 31, 2006.  In addition to a weekly base salary, the compensation included the issuance of 600,000 shares of the Company’s common stock in connection with an offering of securities conducted by the Company pursuant to United States Securities and Exchange Commission Form S-8.

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

The employment agreements did not specify any specific performance conditions that had to be met for the employees to receive the common shares.  Since one of the employees is still actively employed by these agreements and all other terms of the agreement remains in place, the cancellation of these shares was accounted for by the guidance of FAS 123R, “Share Based Payment (as amended)”.  The cancellation was not accompanied by a replacement award and management has no anticipation to replace these awards of stock, so it was accounted for as a repurchase for no consideration and the shares were immediately cancelled.  The par value of the shares cancelled was recorded as treasury stock as of December 31, 2006.

On December 28, 2006, the Board of Directors approved the cancellation of shares that had been issued to certain consultants due to the performance expectations of the Company related to these agreements not being met. A total of 200,000 common shares from the above consulting agreements were cancelled.  The terms of the two agreements that each had 100,000 common shares cancelled did not specify any specific performance conditions to be met in order to retain the shares.  The term for one of these consulting agreements expired on January 19, 2007 and the consultant has ceased to provide any services related to this agreement. The other consultant continues to provide services to the Company, as his consulting agreement was for a term of fourteen months. Since the consulting agreements related to the cancelled shares did not specify performance conditions for the common stock and the one consultant continues to provide services, per the terms of the consulting agreement for the weekly compensation, these cancellations were accounted for as a repurchase without consideration.  The remaining unamortized balance of the prepaid expense was recognized as of December 31, 2006.  An unamortized total of $45,000 was expensed to legal expenses and $95,962 was expensed to R&D expenses.  The amounts related to these shares were expensed in 2006 and are included in accumulated deficit.

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

On October 11, 2006, THE COMPANY acquired 100% of the issued and outstanding stock of Pure Air Technologies, Inc. (“PATI”), a subsidiary of UTEK Corporation in a tax free stock for stock exchange.

The Company issued 100,000 shares of THE COMPANY Series A convertible preferred stock in exchange for $300,000 cash, $293,369 of prepaid sponsored research and license agreements, including a world wide exclusive license in the field of air purification, for a technology designed to help eliminate organic and biological airborne organisms.  At any time after one year, at the election of UTEK, the convertible preferred stock could convert into $4,050,000 of restricted common stock of THE COMPANY, based on the previous ten day average closing bid price on the date of conversion.  With a minimum of at least ten cents ($0.10) per share; thereby limiting the maximum number of restricted common shares to be received upon conversion to 40,500,000.

During the twelve month period in which UTEK was holding the preferred stock, THE COMPANY accrued interest at an annual rate of 5%, compounded quarterly, which was payable in cash or common shares of THE COMPANY.  On October 11, 2007, UTEK Corporation converted all of the 100,000 Series A convertible preferred shares that were issued with the acquisition of Pure Air Technologies, Inc.  In addition, accrued dividends in the amount of $202,500 were converted.  A total of 8,437,500 Common Shares of the Company were issued for the conversions.

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

Thirteen percent of the aggregate number of securities purchased by investors introduced by the investor firm shall be payable in warrants that are exercisable into the Company’s common stock.  The expiration date shall not be less than three years, unless warrants are issued as part of the offering, in which case the warrants granted to the investor firm shall have the same expiration date of the investor warrants.  The warrant exercise price shall be the same price of the Company’s common stock issued at the time of the offering, or if warrants are issued as part of the offering,

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(11) Stock Transactions: (continued)

then the exercise price shall be the same as those offered.  As of December 31, 2008, no financing had been obtained through this agreement.

During May, 2007, the Company entered into an agreement for consulting services in connection with obtaining capital or debt financing in an aggregate amount of no less than $3,000,000.  In exchange for these services, the Company paid the consultant a non refundable fee of $6,500 and also will pay certain costs and expenses incurred by the consultant related to his services to the Company.  No individual cost or expense of $100 or greater shall be incurred by the consultant without prior approval of the Company.  As of December 31, 2008, no financing had been obtained from this agreement.

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

On September 28, 2007, the Company acquired Hydrogen Safe Technologies, Inc. (“HSTI”) in a tax-free stock for stock exchange.  As consideration for the agreement, the Company issued 7,500,000 unregistered shares of common stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of HSTI, assignment of an exclusive technology license for the detection of hydrogen in vehicles, engines and / or water heaters using hydrogen and oxygen, prepaid consulting fees, related to a nine month consulting agreement, and $450,000 cash.

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

Legal matters:

From time to time the Company may be a party to litigation matters involving claims against the Company.  In the first quarter of 2009, a suit has been brought against the company by a former employee regarding a cancelled employment agreement.  The Company believes it has a strong defense in all significant matters of the case.

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

However, this matter may result in an adverse judgment or award, or the Company may choose to settle the matter, due to the associated costs and risk of continuing.  The Company believes it is not possible to determine whether a loss will be incurred, or to estimate any potential losses, that would be material to the financial statements.  Based on current information, management believes that the resolution of matters currently pending will not have a material adverse impact on the financial condition or cash flows of the Company.

(13)  Recent Accounting Pronouncements:

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is not part of a consolidating group and currently is not affected by this pronouncement.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(13)  Recent Accounting Pronouncements: (continued)

effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our results of operations and financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 will not materially impact the Company’s financial condition and results of operations.

(14)  Subsequent Events:

The Company entered into a Regulation S distribution agreement on January 14, 2009 which replaced the Regulation S distribution agreement entered into on November 29, 2008.  The total of up to 20,000,000 shares of restricted common stock to be offered remained the same.  The shares sold will be offered on the lower of the closing bid price for the Company’s stock as quoted on the NASDAQ Bulletin Board on the date prior to the trade date or the closing price of said shares minus an original offering discount of 15%.  The agreement terminates on December 31, 2009 unless extended in writing by both parties.  The agreement may also be terminated at any time with 21 days written notice by the Company.

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

WORLD ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(14)  Subsequent Events:  (continued)

On March 3, 2008, the Company entered into a Regulation S distribution agreement to offer up to a total of 20,000,000 shares of restricted common stock.  The shares sold will be offered on the lower of the closing bid price for the Company stock as quoted on the NASDAQ Bulletin Board on the date prior to the trade date or the closing price of said shares minus an original offering discount of 15%.  The agreement has been extended and terminates on December 31, 2009 unless extended in writing by both parties.  The agreement may also be terminated at any time with 21 days written notice by the Company.

On February 13, 2009 the Company sold 1,500,000 shares of the restricted Preferred Stock (with 500 votes per share) to Benjamin C. Croxton, the Company’s Chief Executive Officer. The Company exchanged the shares for an assignment of accrued vacation pay and back salary in the amount of $8,256.50 due to Mr. Croxton.  The issuance of the restricted Preferred Stock and the consideration received by the Company were approved by the Board of Directors at a meeting on February 10, 2009. The shares of restricted Preferred Stock were issued in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The shares of restricted Preferred Stock have 750,000,000 shareholder votes which when combined with Mr. Croxton’s common stock holdings equates to 87.9% of the total combined shareholder votes of 858,138,831 for both the issued and outstanding common stock and Preferred Stock.

During the first quarter of 2009, the company has been named in a legal action by a former employee.  See note 12, Legal Matters for a discussion of this event.