Form 10-Q
period 2009-03-31
ECLIPS ENERGY TECHNOLOGIES, INC.
filed 2009-05-15
CIK 1058307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-25097

______________

EClips Energy Technologies, Inc.

 (Exact name of small business issuer as specified in its charter)

______________

Florida	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900A 31st Street North, St. Petersburg, Florida	33714
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)

Tel: (727) 525-5552
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ( X ) No (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Non-accelerated filer ( )

Accelerated filer ( ) (do not check if smaller reporting company)	Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (   )  No ( X )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2009: 154,565,111 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

EClips Energy Technologies, Inc and Subsidiaries

As of March 31, 2009 (unaudited) and December 31, 2008

And for the Three Months Ended March 31, 2009 (unaudited), 2008 (unaudited)

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Current assets
Cash	$2,059	$370
Accounts receivable	38,063	40,974
Inventory	136,870	99,650
Prepaid expenses	32,334	25,964
Other current assets	34,287	57,631
Total current assets	243,613	224,589

Property and equipment, net	281,801	293,207

Other assets
Due from related party	782	782
Long term deposits	3,850	3,850
Intangible Assets, net	912,120	824,990

Total Assets	$1,442,166	$1,347,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$367,842	$88,618
Accrued expenses	413,059	448,673
Due to related party	1,026	-
Total current liabilities	781,927	537,291

Stockholders' Equity
Preferred stock, $.0001 par value; 100,000,000 authorized
Series A, -0- shares issued	-	-
Series B, 100,000 shares issued	10	10
Series C, 100,000 shares issued	10	10
Series D, 1,500,000 shares issued	150	-
Common stock; $.0001 par value; 750,000,000 shares
authorized; 99,447,000 and 96,875,100 shares issued
and outstanding, respectively	9,945	9,688
Paid-in capital	23,194,669	23,032,164
Accumulated deficit	(22,544,544)	(22,231,745)
Total stockholders' equity	660,239	810,127
Total liabilities and Stockholders' Equity	$1,442,166	$1,347,418

The accompanying notes are an integral part of these financial statements.

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	March 31,
	2009	2008
	(unaudited)	(unaudited)

Net sales	$86,600	$85,794
Cost of goods sold	61,485	60,545

Gross profit	25,115	25,249

Payroll expense	164,878	175,465
Professional and consulting expense	83,570	178,729
Research and development	77,477	109,501
General and administrative expenses	11,316	100,329

Earnings (loss) from operations	(312,126)	(538,775)

Other income (expense)
Interest income (expense), net	(673)	(1,074)

Total other income (expense)	(673)	(1,074)

Earnings (loss) before provision
for income taxes	(312,799)	(539,849)
Provision for income taxes	-	-
Net loss	(312,799)	(539,849)
Preferred stock dividends	-	-
Net loss available to common shareholders	$(312,799)	$(539,849)

Loss per common share, basic	$(0.00)	$(0.01)
Weighted average common shares outstanding	99,016,165	45,613,099

The accompanying notes are an integral part of these financial statements.

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	March 31,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(312,799)	$(539,849)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation & Amortization	50,075	16,181
Stock based consulting & compensation expense	8,257	8,000
Stock based donation	-	22,800
(Increase) decrease in:
Accounts receivable	2,911	(21,074)
Inventory	(37,220)	4,267
Prepaid expenses and other assets	(108,036)	49,152
Increase (decrease) in:
Accounts payable	279,224	54,583
Accrued expenses	(34,588)	77,961
Total adjustments	160,623	211,870
Net cash used in operating activities:	(152,176)	(327,979)

Cash flows from investing activities
Purchase of equipment	(789)	(20,028)
Proceeds from loan receivable	-	1,688
Net cash provided by investing activities	(789)	(18,340)

Cash flows from financing activities:
Proceeds from issuance of common stock	154,654	250,421
Proceeds from loan payable	-	17,000
Repayment of loans payable to related parties	-	(12,152)
Proceeds from line of credit	-	35,000
Net cash provided by financing activities	154,654	290,269

Net increase (decrease) in cash	1,689	(56,050)
Cash, beginning of year	370	43,112
Cash, end of year	$2,059	$(12,938)

Supplemental disclosures of noncash investing
and financing activities:
Donation of common shares	$-	$22,800
Contribution of capital for payment of consulting	$-	$8,000
Equipment purchased by credit	$-	$17,491

Supplemental cash flow information:
Cash paid in interest	$1,201	$862
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EClips Energy Technologies, Inc and Subsidiaries

Notes to Financial Statements

(unaudited)

Three Months Ended March 31, 2009 and 2008

1.

Significant Accounting Policies:

The following is a summary of the significant accounting policies and practices of EClips Energy Technologies, Inc., formerly known as World Energy Solutions, Inc. (the “Company”) which affects the accompanying financial statements.

Organization

The Company, formerly known as Advanced 3-D Ultrasound Services, Inc. was incorporated on September 23, 1997.  Advanced 3D Ultrasound Services, Inc. merged with a private Florida corporation known as World Energy Solutions, Inc. effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. remained as the surviving entity as the legal acquirer, and the Company also was the accounting acquirer, at which time the Company changed its name to World Energy Solutions, Inc. (“WESI”).

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

World Energy Solutions, Limited was created during 2007 to serve as a platform for marketing the Company’s products and developments in the UK and all European Union countries.

Operations

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

Consolidating Entities

The consolidated financial statements include the accounts of its wholly-owned subsidiaries:

EClips Energy Technologies, Inc.

Pure Air Technologies, Inc. (“PATI”)

Hydrogen Safe Technologies, Inc. (“HSTI”)

H-Hybrid Technologies, Inc. (“HHTI”)

Advanced Alternative Energy, Inc. (“AAEI”)

Significant inter-company balances and transactions have been eliminated in consolidation.

World Energy Solutions, Limited does not have activity and has not been capitalized, and therefore, it is not consolidated in these statements.

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2009 and 2008; (b) the financial position at March 31, 2009, and (c) cash flows for the three month period ended March 31, 2009 and 2008.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Industry Segment

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

Fair Value of Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, inventory, accounts payable and accrued expenses. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts due for the delivery of finished good sales to customers.   Revenue is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventory

Inventory is stated at the lower of average cost or market, using the first-in, first-out method, and includes costs of materials, labor and manufacturing overhead.   Inventory is comprised of raw materials, work-in-progress and finished goods.

Property and Equipment and Intangible Assets

Equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (three to seven years for equipment, thirty-nine for leasehold improvements).   Capital leases are included as a component of property and equipment and amortization of assets under capital leases is included in depreciation expense.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at December 31, 2008.

The Company has recorded intangible license for $988,660 related to acquisitions of patent rights and certain other intellectual property, secured from an unrelated company.  The Company valued these licenses based on the value of the stock issued, as the Company believes that this is the more reliable measurement.  The intellectual property consists primarily of patents and patent applications, which the Company has estimated has a useful life of ten to seventeen years.

The Company has capitalized website development costs per guidance of EITF 00-2, accounting for web site development costs.  The costs are being amortized over the estimated life of the website of three years.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

Income taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Warranty Costs

The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. The warranty reserve as of March 31, 2009 and December 31, 2008 was $5,227.

Freight Costs

The Company includes freight-in costs in cost of goods sold. Total freight-in included in cost of goods sold for the years ended March 31, 2009 and 2008 was $1,731 and $1,783, respectively.

Advertising Expense

The Company follows the policy of charging advertising and promotions to expense as incurred.  Advertising expense was $1,944 and $30,749 for the three months ended March 31, 2009 and 2008, respectively.

Research and Development

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

As of the years ended March 31, 2009, the research and development segment had property and equipment with a total cost of approximately $210,000 and approximately $40,000 of related accumulated depreciation.  These assets are amortized to research and development expense over their estimated useful lives, ranging from five to seven years.

Earnings (Loss) per Common Share

Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

	2009	2008
Net income (loss) per share basic and diluted:
Net income (loss)	$(304,542)	$(539,849)
Weighted average shares	99,016,165	45,613,099
Net income (loss) per share	$(0.00)	$(0.01)

There were no dilutive common stock equivalents as of December 31, 2008 and 2007.

Share Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented

The Company, at times, issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.

Stock compensation, when issued, were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  Stock based compensation was $0 and $8,000, for the three months ended March 31, 2009 and 2008, respectively.

2.

Mergers and Acquisitions:

Pure Air Technologies, Inc. (PATI)

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

Hydrogen Safe Technologies, Inc. (HSTI)

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

Advanced Alternative Energy, Inc. (AAEI)

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

3.

Inventory:

Inventory consists of the following at:

	March 31, 2009	December, 31, 2008
Raw materials	$86,419	$62,614
Finished goods	28,867	26,152
Purchased finished goods	34,640	23,940
	149,926	112,706
Less allowance for obsolescence	(13,056)	(13,056)
	$136,870	$99,650

4.

Other Current Assets:

During the year ended December 31, 2006, the Company loaned $30,000 to a consultant with an original maturity date of November 15, 2007.  The loan which accrues interest at 6% per annum was extended.  As of March 31, 2009 accrued interest was $4,287 and is included in other current assets.

5.

Property and Equipment:

Property and equipment consist of the following:

	March 31, 2008	December 31, 2007
Autos and Trucks	$43,544	$96,287
Furniture, Fixtures and Equipment	381,567	169,923
Leasehold Improvements	19,423	19,423
	444,534	285,633
Accumulated Depreciation	(162,733)	(120,437)
	$281,801	$165,196

Office equipment at December 31, 2008 includes equipment acquired under a capital lease with a capitalized value of $16,073, which was fully depreciated.   Depreciation expense was $12,195 and $12,716 for the three months ended March 31, 2009 and 2008, respectively.

6.

Intangible Assets:

Other assets include license agreements in the total amount of $818,000 and website development costs of $45,650.  The Company has world wide exclusive licenses in the field of air purification, for technology designed to help eliminate organic and biological airborne organisms; and for the exclusive rights for surface acoustic wave hydrogen sensor technology, which includes the rights for use, sub-licensing and selling related licensed products.  Licenses are being amortized over a life of 17 years.

	2009	2008
Intangible - HHTI license	$818,000	818,000	10 year
Website Development	45,650	45,650	3 year
Licenses and patents	125,010	-	17 year
	988,660	863,650
Accumulated Amortization	(76,540)	(38,660)
	$912,120	$824,990

Future amortization of intangible assets:
2010	98,120
2011	92,596
2012	89,154
2013	89,154
2014	89,154
thereafter	453,942
	$912,120

Amortization expense was $37,880 and $7,442 for the three months ended March 31, 2009 and 2008, respectively.

7.

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
$23,802

Total rent expense on these leases was $16,661 and $16,845 for the three months ended March 31, 2009 and 2008, respectively.

8.

Related Party Transactions:

The Company leases its main office space referred to in footnote 7 from a related party.  The total rent expense related to this lease was approximately $8,346 for the three months ended March 31, 2009 and 2008.  The Company also entered into a consulting agreement with this related party and pays a monthly payment of $3,000 for marketing and financial consulting services.

Amounts due to or due from related parties are advances or payments in advance in the normal course of business and are immaterial and temporary in nature.   These advances or amounts to be reimbursed are non-interest bearing.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

9.

Concentrations of Credit Risk:

The Company sells its products to customers on an open credit basis.  The Company's trade accounts receivable are due from such customers and are generally uncollateralized.  During the three month period ended March 31, 2009 and 2008, two customers accounted for 35% and 24%of Company sales.

10.

Income Taxes:

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The provision for federal and state income taxes for the three months ended March 31, 2009 is as follows:

	2009	2008
Current	$-	$-
Deferred	-	-
Total Provision for Income Taxes	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	March 31,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$6,905,600	$6,792,000
Other	7,000	7,000
Total deferred tax assets	$6,912,600	$6,799,000

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$19,000	$15,000
Total deferred tax liabilities	$19,000	$15,000

Net deferred tax asset before valuation allowance	$6,893,600	$6,784,000
Valuation allowance	(6,893,600)	(6,784,000)
Net deferred tax asset	$-	$-

The Company has recorded a 100% valuation allowance against the net deferred tax asset at March 31, 2009 and December 31, 2008 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards. The valuation allowance, for the three months ended March 31, 2009 increased by $109,600.

At December 31, 2008, the Company has available unused federal net operating losses of approximately $18,100,000 that may be used against future taxable income and if not utilized, will expire by the end of 2026.

Income taxes for the three month periods ended March 31, 2009 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

Expected provision (benefit)	$(113,600)
Effect of:
State income taxes net of federal benefits	(10,100)
Non-deductible (income) expense	-
Other, net	-
Change in valuation allowances	123,700
$-

11.

Stock Transactions:

The Company entered into employment agreements with the CEO and the former President and Chairman of the Board on January 31, 2006.  In addition to a weekly base salary, the compensation included the issuance of 600,000 shares of the Company’s common stock in connection with an offering of securities conducted by the Company pursuant to United States Securities and Exchange Commission Form S-8.

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

Thirteen percent of the aggregate number of securities purchased by investors introduced by the investor firm shall be payable in warrants that are exercisable into the Company’s common stock.  The expiration date shall not be less than three years, unless warrants are issued as part of the offering, in which case the warrants granted to the investor firm shall have the same expiration date of the investor warrants.  The warrant exercise price shall be the same price of the Company’s common stock issued at the time of the offering, or if warrants are issued as part of the offering, then the exercise price shall be the same as those offered.  As of March 31, 2009, no financing had been obtained through this agreement.

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

12.

Commitment and Contingencies:

Going concern:

As reflected in the Statement of Operations, the Company has had recurring losses and negative cash flows from operations. These factors are an indication that that the Company may not be able to continue as a going concern.  To continue as a going concern, the Company will need to raise additional capital, borrow funds, or generate more revenues from current product sales and new product sales associated with the business plan implementation.  If current cash flow is not sufficient to cover planned operations in 2009, management believes it can raise additional capital from private placements, borrow funds from its officers, and delay certain expenditures to continue as a going concern during the next year.

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

13.

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

14.

Subsequent Events:

During the first quarter of 2009, the Company has been named in a legal action by a former employee.  See note 12, Legal Matters for a discussion of this event.

As discussed in note 2, Mergers and Acquisitions, convertible preferred shares were issued to a corporation, UTEK Corporation, for the transfer of technology assets.  On May 7, 2009 we were notified by the holder of the preferred stock that they are exercising their option to convert the preferred shares into common shares, valued at $3,500,000, share price based on the average of the five day closing price prior to conversion.  Based on the conversion, the Company will be issuing 55,118,111 shares of its common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-KSB/A and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.    For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

•

An abrupt economic change resulting in an unexpected downturn in demand;

•

Governmental restrictions or excessive taxes on our products;

•

Over-abundance of companies supplying energy conserving products and services;

•

Economic resources to support the retail promotion of new products and services;

•

Expansion plans, access to potential clients, and advances in technology; and

•

Lack of working capital that could hinder the promotion and distribution of products and services to a broader based business and retail population.

•

Introduction

EClips Energy Technologies, Inc. (referred to as the “Company”, “ECET”, or in the first person notations of “we,” “us,” and “our”) began operations in 1984 under the corporate name of Professional Technical Systems, Inc. (PTS). PTS merged with WESI in November 2005 (the “November 2005 Merger”) with WESI being the legal acquirer but PTS being the accounting acquirer and subsequently changed business name to EClips Energy Technology, Inc.

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

Selected Historical Data	2009	2008

Revenue	86,600	85,794
Total Operating Expenses	337,241	564,024
Income (Loss) From Operations	(312,126)	(538,775)
Other Income (Expense)	(673)	(1,074)
Benefit (Provision For Income Taxes)	-	-
Net Loss	(312,799)	(539,849)
Net Income (Loss) Per Share Of Common Stock	(0.00)	(0.01)

Total Assets	1,442,166	1,347,418
Total Liabilities	781,927	537,291
Total Stockholders' Equity	660,239	810,127

Results of Operations

For the three months ended March 31, 2009 and 2008

Revenues

Total product sales were $86,600 and $85,794 for the three months ended March 31, 2009 and 2008, respectively.  Gross profit on sales was approximately 29% in both comparative three month periods.

Operating Expenses

Our operating expenses for the three months ended March 31, 2009 decreased to $337,241 from $564,024 for the three months ended March 31, 2008.  The decrease of approximately $175,000 in the three month period ended March 31, 2009 is mostly related to a decrease in professional and consulting expenses.

We expect significant increases in future consulting, salary and research and development expenses as a result of the implementation of our new business model.

Net Loss

Net losses incurred in all periods presented have been primarily due to the operating costs.  These expenses resulted in the net losses in the amount of $312,799 and $538,775 for the three months end March 31, 2009 and 2008 respectively.  The decrease in the year over year net loss was due primarily from operating expenses, as described above.  At this time, normal costs of   public filing will continue, which requires significant expenditures for professional expense, and it is not known when significant revenues will occur to off-set these expenses.

Liquidity and Capital Resources

The cash used in operating activities for the three months ended March 31, 2009 was less than the cash used in the same period for 2008 by approximately $176,000.  Gross profit from sales remained consistent at 29% for the periods presented.  General and administrative expenses and operating expenses decreased approximately $227,600.  Decreases in professional and consulting expenses during the three months ended March 31, 2009, compared to the same period in 2008, contributed to the decrease in expenses between the years.

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

Subsequent Events

As discussed in note 2, Mergers and Acquisitions, convertible preferred shares were issued to a corporation, UTEK Corporation, for the transfer of technology assets.  On May 7, 2009 we were notified by the holder of the preferred stock that they are exercising their option to convert the preferred shares into common shares, valued at $3,500,000, share price based on the average of the five day closing price prior to conversion.  Based on the conversion, the Company will be issuing 55,118,111 shares of its common stock.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recently issued pronouncements have been addressed in the footnotes to the financial statements.

Critical Accounting Policies

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note 1 to Notes of Financial Statements found in the Company’s annual financial statements filed with Form 10-K.  We have identified the following accounting policy and related judgment as critical to understanding the results of our operations.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

SFAS No. 109, “Accounting for Income Taxes” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors.  At December 31, 2008, our net deferred tax assets are comprised principally of net operating loss carry forwards (NOL’s).  Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorate basis.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures.
Item 4T.	Controls and Procedures.

Evaluation of disclosure controls and procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

The Company’s management, including the Chief Executive Officer, Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

From time to time the Company may be a party to litigation matters involving claims against the Company.  In the first quarter of 2009, a suit has been brought against the company by a former employee regarding a terminated employment agreement.  The Company believes it has a strong defense in all significant matters of the case.  However, this matter may result in an adverse judgment or award, or the Company may choose to settle the matter, due to the associated costs and risk of continuing.  The Company believes it is not possible to determine whether a loss will be incurred, or to estimate any potential losses, that would be material to the financial statements.  Based on current information, management believes that the resolution of matters currently pending will not have a material adverse impact on the financial condition or cash flows of the Company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2009, the Company issued unregistered shares of its common stock as set forth in the table below.

Date	Name	Total Dollar Amount	Price per Share	Total Number of Shares
2/23/09	Robert Bloch	$10,500	$0.015	700,000
3/05/09	Jan Haukos	$5,000	$0.015	333,333
3/05/09	Wayne Huepenbeck	$5,000	$0.015	333,333
3/27/09	Flavis Lazenby	$10,000	$0.01	10,000,000

All sales of shares of common stock identified in the table above were made pursuant to Section 4(2) of the 1933 Act.  The proceeds of the sale of these securities are to provide operating capital and development costs.

On February 13, 2009, the Company sold 1,500,000 shares of its restricted Series “D” Preferred Stock (the “Preferred Stock”) to our Chief Executive Officer, Benjamin C. Croxton. The aggregate offering price for the shares was $8,256.50.  The issuance of the restricted Preferred Stock and the consideration received by the Company were approved by the Board of Directors at a meeting on February 10, 2009. The shares of restricted Preferred Stock were issued in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.      Other Information.

None

Item 6.      Exhibits.

Exhibit Number

Location

and Description

Reference

(a) Financial Statements

Filed Herewith

(b) Exhibits required by Item 601, Regulation S-K:

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

Letter on changes in certifying accountant

None

(18.0)

Letter on change in accounting principles

None

(31.0)

Certification pursuant to 18 U.S.C. Section 1350,

Filed Herewith

as adopted pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.0)

Certification pursuant to 18 U.S.C. Section 1350,

Filed Herewith

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(99.0)

Additional exhibits

None

(c)

Reports on Form 8-K

During the quarter ending March 31, 2009, the Company filed the following Form 8Ks:

January 22, 2009

Item 5.02 Departure of Certain Officers

January 29, 2009

Item 5.02 Appointment of Certain Officers

February 13, 2009

Item 5.02 Departure of Certain Directors

Item 5.02 Election of Directors

Item 5.03 Amendments to Articles of Incorporation

February 19, 2009

Item 3.02 Unregistered Sales of Equity Securities

Item 5.01 Changes in control of Registrant

February 26, 2009

Item 5.03 Amendments to Articles of Incorporation (name change)

April 15, 2009

Item 4.01 Changes in Registrant’s Certifying Accountant

April 21, 2009

Item 8.01 Other Events

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ECLIPS ENERGY TECHNOLOGIES, INC.

Date: May 15, 2009

By:  /s/: BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer, Director