Form 10-K/A
period 2008-12-31
ECLIPS ENERGY TECHNOLOGIES, INC.
filed 2009-07-16
CIK 1058307

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission files number 000-25097

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

Explanatory Note

This amendment to the Company’s annual report on Form 10-K for the period ending December 31, 2008 is being filed to revise certain scrivener errors and expand the disclosure in footnote number two of the financial statements in the original Form 10-K filed on April 15, 2009. We also are including the report of the Company’s former independent auditor firm regarding the financial statements for year-end 2007, which report was omitted from the original Form 10-K filing.

ECLIPS ENERGY TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K/A

Fiscal Year Ended December 31, 2008

Special Note Regarding Forward Looking Statements.

This amended annual report on Form 10-K/A of EClips Energy Technologies, Inc. for the year ended December 31, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by EClips Energy Technologies, Inc.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

Our goal is to develop PATI for a variety of applications where air quality can improve the internal environments of public transportation (busses, rail cars, aircraft and merchant shipping) as well as, places of work, places of entertainment, schools, hospitals and other buildings where people gather for periods of time.

MMC Research, LLC.

During the year, EET entered negotiations with MMC Research, LLC (“MMCR”) of Largo, Florida, a developer and service provider for an electric motor conversion system.  The system, marketed as “Ample Amps”, enables electrical power to be drawn into the motor in direct relation to the mechanical power required to lift or move the load.  This saves a significant amount of electric power for variable load motors and reduces wear and tear in the motor.  There are also savings on regular maintenance as re-wind cycles can be extended.  The negotiations resulted in the conclusion of a marketing agreement exclusive to certain areas and market sectors for EET to refer potential customers for motor re-winds, to MMCR, in return for an introductory commission.

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

Energy Act, 2007.

In December, 2007, the Energy Act was signed into law.  In 2008, several States issued regulations, under existing legislation, to enhance continuing programs for fuel economy and environmental protection.  From the marketability of EET’s current HHO developments, the Energy Act requires:

(a)   a progressive increase in “miles per gallon” fuel consumption from gasoline and diesel fuel oil, within certain time lines’ and

(b)

a progressive reduction of harmful emissions from engine exhaust, mainly hydro-carbons and carbon monoxide residues, within certain time lines.

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

United Kingdom Subsidiary Company.

In July, 2007, a United Kingdom-registered, wholly-owned subsidiary company was formed.  World Energy Solutions, Limited is a “small private limited liability company” under the Companies Acts and corporation rules of the UK.  The formation of the company protects the name as well as providing a platform for marketing the company’s products and developments in the UK and all European Union countries, when the time is right.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol ECET.OB.  The high and low sales prices for each quarter of the calendar years 2007 and 2008 are as follows:

	Common Stock
	High	Low
1st quarter 2007	$.20	$.42
2nd quarter 2007	.20	.99
3rd quarter 2007	.40	1.00
4th quarter 2007	.22	.51

1st quarter 2008	$.34	$.20
2nd quarter 2008	.26	.08
3rd quarter 2008	.14	.08
4th quarter 2008	.15	.05

Recent Sales of the Company’s Unregistered Securities.

Name	Number Common Shares Purchased	Date	Price/Share	Total Consideration
Global Media	326,797	02/28/06	$-----	$-----
Flood Living Trust	100,000	03/24/06	$0.50	$50,000
Gray Capital Partners (1)	6,309,000	04/03/06	$-----	$-----
Flood Living Trust	100,000	04/12/06	$0.50	$50,000
Robert Kratz	200,000	03/24/06	$0.50	$100,000
Edward & Alice Prange	100,000	03/28/06	$0.50	$50,000
Roger Kirk	100,000	03/27/06	$0.50	$50,000
Joseph Peel	100,000	03/28/06	$0.50	$50,000
Rick Levarge	20,000	04/18/06	$0.50	$10,000
Linda Willison	20,000	05/03/06	$0.50	$10,000
Beverly E. Smoker	30,000	04/27/06	$0.50	$15,000
Michael S. Smoker	10,000	06/29/06	$0.50	$5,000
James Hartley	90,000	04/26/06	$0.50	$45,000
Charlie Downie	20,000	05/02/06	$0.50	$10,000
Joseph Chumbley	100,200	05/05/06	$0.50	$50,100
Global Media	33,267	05/11/06	$-----	$-----
Flood Living Trust	200,000	06/04/06	$0.50	$100,000
Thomas Conley	30,000	05/15/06	$0.50	$15,000
Flood Living Trust	100,000	06/07/06	$0.50	$50,000
Ann Ree Chumbley	10,000	06/28/06	$0.50	$5,000
Pamela Clark	39,400	05/22/06	$0.50	$19,700
Flood Living Trust	100,000	06/29/06	$0.50	$50,000
Kirby M. Watson	100,000	08/11/06	$0.50	$50,000
Global Media	33,267	07/05/06	$-----	$-----
Global Media	33,267	07/24/06	$-----	$-----
Robert Kratz	1,300,000	02/15/07	$0.25	$325,000
Pamela Clark	10,000	03/13/07	$0.25	$2,500
Joseph Chumbley	20,000	03/13/07	$0.25	$5,000
Joseph Chumbley	10,000	03/13/07	$0.25	$2,500
Thomas Conley	40,000	03/16/07	$0.25	$10,000
Edward Prange	100,000	03/16/07	$0.25	$25,000
Mark Potter	40,000	03/21/07	$0.25	$10,000
Stock PR, LLC	17,000	04/18/07	$-----	$-----
John Kretz	128,000	04/30/07	$0.25	$32,000
ZA Consulting, Inc.	80,000	05/24/07	$-----	$-----
Stock PR, LLC	171,000	05/25/07	$-----	$-----
Mark Feldhamer	60,000	06/15/07	$0.25	$15,000
Marlene Feldhamer	20,000	06/15/07	$0.25	$5,000
Charlene Bledsoe	20,000	06/15/07	$0.25	$5,000
Jerjis J. Denno, Gen. Ptnr.	100,000	06/22/07	$0.25	$25,000
David Halpern	100,000	06/22/07	$0.25	$25,000
Gary Anderson	100,000	06/22/07	$0.25	$25,000
Robert Bloch	140,000	06/26/07	$0.25	$35,000
Paul Bemiss	100,000	06/28/07	$0.25	$25,000
Keith Kondo	100,000	07/05/07	$0.25	$25,000
Andrew Allen	100,000	07/06/07	$0.25	$25,000
Gary Anderson	100,000	07/09/07	$0.25	$25,000
Timothy Minnehan	50,000	08/10/07	$0.25	$12,500
Stock PR, LLC	20,000	08/10/07	$-----	$5,000
Chester Kratz	100,000	08/24/07	$0.25	$25,000
Patricia Turrell	100,000	08/24/07	$0.25	$25,000
Bineau Family Trust	20,000	08/28/07	$0.25	$5,000
Robert Bloch	60,000	08/28/07	$0.25	$15,000
Flavis & Beverly Lazenby	150,000	09/06/07	$0.25	$37,500
UTK Corporation	11,913	09/24/07	$-----	$-----
UTEK Corporation	7,500,000	10/01/07	$-----	$-----
UTEK Corporation	8,437,500	10/13/07	$-----	$-----
Robert Bloch	100,000	04/10/08	$0.10	$10,000
Phillip Gene Flood/Flood Living Trust	250,000	04/10/08	$0.10	$25,000
Robert Kratz	250,000	04/10/08	$0.10	$25,000
Gary Anderson	100,000	04/10/08	$0.10	$10,000
Patricia Turrell	100,000	04/29/08	$0.10	$10,000
Denno Family Ltd. Partnership	250,000	04/29/08	$0.10	$25,000
Sun Baker	150,000	05/16/08	$0.10	$15,000
Robert Bloch	300,000	07/07/08	$0.10	$30,000

 (1)  Shares were cancelled September 28, 2006.

On May 24, 2007, we issued 80,000 shares of our restricted common stock to ZA Consulting in exchange for services involving investor relations and public relations to be performed on behalf of the Company.  On May 25, 2007, we issued 171,000 shares of our restricted common stock to Stock PR, LLC in exchange for services involving investor relations and public relations to be performed on behalf of the Company.   During the second quarter of 2007, the Company issued 268,000 shares of common stock for various services related to web site enhancement & development.

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

The shares sold have been offered on the lower of the closing bid price for the Company stock as quoted on the NASDAQ Bulletin Board on the date prior to the trade date or the closing price of said shares minus an original offering discount of 15%.  The Company will receive 27% of the proceeds from each accepted offer and the balance will be paid to the Distribution Manager (72%) and the Escrow Agent (1%).  The agreements have been extended and terminate on December 31, 2009 unless extended in writing by both parties.  The agreements may also be terminated at any time with 21 days written notice by the Company.

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

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2009 because it intends to retain its earnings to finance the expansion of its business.  Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

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

Liquidity and Capital Resources

Our cash was approximately $300 as of December 31, 2008 compared to $43,100 as of December 31, 2007, a decrease of approximately $42,800.  This decrease is related mostly to a decrease in gross profit between the years.

The cash used in operations in 2008 increased from the cash used in operations in 2007 by approximately $713,000.  Payroll expenses increased mainly due to the issuance of stock for services.

We do not believe our working capital is sufficient to run our operations at current or proposed operating levels.  Operations in 2008 have been funded in part by product sales, the sale of common stock and cash received from acquisitions. Such funding will need to continue in order to allow us to implement our new business model.  The Company has been successful in acquiring certain services through consulting agreements that are funded in part or full by the issuance of common stock.  The Company plans on offering private placements of its common stock in 2009 and continues research and efforts to introduce new products into the market.  With planned increased marketing efforts and the research and development that are currently in place, the Company anticipates new products will continue entering the market during 2009.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 13, 2009, we engaged Randall N. Drake, C.P.A., (“Drake”) as our independent auditor and dismissed our previous auditor Ferlita, Walsh & Gonzalez, PA (“FW&G”).  We have had no disagreements with Drake or FW&G on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

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

With respect to the fiscal year ending December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements for fiscal years ended December 31, 2008 and 2007, respectively were $20,000 and $0.  Randall N. Drake, C.P.A., P.A. was first engaged by the Company on April 10, 2009.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the prior principal accountant, Ferlita, Walsh & Gonzalez, P.A. for the audit of the registrant's annual financial statements for fiscal years ended December 31, 2008 and 2007, respectively were $0 and $33,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the performance of the review of the registrant's financial statements, included in the registrant’s Form 10-Q or 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings, and are not reported under the caption “Audit Fees” was $0 and $0 for fiscal years ended December 31, 2008 and 2007, respectively.  The nature of the services comprising the fees disclosed under this category was:  N/A.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Ferlita, Walsh & Gonzalez, P.A. that are reasonably related to the performance of the review of the registrant's financial statements, included in the registrant’s Form 10-Q or 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings, and are not reported under the caption “Audit Fees” was $40,420 and $ 18,200 for fiscal years ended December 31, 2008 and 2007, respectively.  The nature of the services comprising the fees disclosed under this category was:  Reviews of Form 10-Q or 10-QSB for the periods ended March 31, June 30, and September 30 of 2008 and 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Randall N. Drake, C.P.A., P.A. for tax compliance, tax advice, and tax planning was $0.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Ferlita, Walsh & Gonzalez, P.A. for tax compliance, tax advice, and tax planning was $0.

All Other Fees,

The aggregate fees billed in each of the last two fiscal years for products and services provided by Randall N. Drake, C.P.A., P.A., other than the services reported above were $0 in paragraphs (e)(1) through (e)(3) of this section.  The nature of the services comprising the fees disclosed under this category was: N/A.

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

Date: July 16, 2009

By:  /s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Operating Officer

Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 16, 2009

By:  /s/ BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Operating Officer

Director

July 16, 2009

By: /s/ PETER W. JAMES

PETER W. JAMES,

Chief Operating Officer

Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Randall N. Drake, C.P.A., P.A.	F-1

Report of Independent Registered Public Accounting Firm
Ferlita Walsh & Gonzalez, P.A.	F-2

Consolidated Balance Sheets for the periods ending December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the periods ending
December 31, 2008 and 2007	F-4

Consolidated Statements of Cash Flow for the periods ending
December 31, 2008 and 2007	F-5

Consolidated Statements of Stockholders’ Equity for the periods ending
December 31, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-8–F-26

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL  33760

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

Clearwater, Florida

April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

World Energy Solutions, Inc.

St. Petersburg, Florida

We have audited the accompanying consolidated balance sheet of World Energy Solutions, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2007.   World Energy Solutions, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Energy Solutions, Inc. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Ferlita, Walsh & Gonzalez, PA

Tampa, Florida

March 28, 2008

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2008 and 2007

	2008	2007
Current assets
Cash	$370	$43,112
Accounts receivable	40,974	28,441
Inventory	99,650	87,461
Prepaid expenses	25,964	58,460
Other current assets	57,631	117,324
Total current assets	224,589	334,798

Property and equipment, net	293,207	165,196

Other assets
Due from related party	782	362
Long term deposits	3,850	3,850
Intangible Assets, net	824,990	108,399

Total Assets	$1,347,418	$612,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$88,618	$52,618
Accrued expenses	431,668	370,666
Advance payments from dealers and customers	17,005	16,352
Note payable related party	-	50,000
Total current liabilities	537,291	489,636

Stockholders' Equity
Preferred stock, Series A; $.0001 par value;
100,000,000 shares authorized and -0- shares issued	-	-
Series B, 100,000 shares issued	10	-
Series C, 100,000 shares issued	10	-
Common stock; $.0001 par value; 750,000,000 shares
authorized; 96,875,100 and 43,933,689 shares issued
and outstanding, respectively	9,688	4,394
Paid-in capital	23,032,164	16,603,291
Accumulated deficit	(22,231,745)	(16,484,716)
Total stockholders' equity	810,127	122,969
Total liabilities and Stockholders' Equity	$1,347,418	$612,605

The Accompanying Notes are an Integral part of These Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net sales	$456,269	$438,776
Cost of goods sold	256,440	290,498

Gross profit	199,829	148,278

Payroll expense	940,528	498,485
Professional and consulting expense	971,670	1,691,865
Research and development	282,441	321,089
Other general and administrative expenses	475,181	357,289
Impairment loss	3,264,000	3,332,650
Earnings (loss) from operations	(5,733,991)	(6,053,100)

Other income (expense)
Gain (loss) on disposal of property and equipment	(8,658)	(388)
Interest income (expense), net	(4,380)	493
Total other income (expense)	(13,038)	105

Earnings (loss) before provision
for income taxes	(5,747,029)	(6,052,995)
Provision for income taxes	-	-
Net loss	(5,747,029)	(6,052,995)
Preferred stock dividends	-	168,750
Net loss available to common shareholders	$(5,747,029)	$(6,221,745)

Loss per common share, basic	$(0.09)	$(0.19)
Weighted average common shares outstanding	65,888,084	32,521,160

Accompanying Notes are an Integral part of These Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(5,747,029)	$(6,052,995)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation & Amortization	81,073	38,106
Impairment loss	3,264,000	3,332,650
Loss on disposal of property and equipment	8,658	388
Stock based consulting & compensation expense	308,000	1,185,551
Stock based donation	22,800
(Increase) decrease in:
Accounts receivable	(12,533)	27,680
Inventory	(12,189)	11,068
Prepaid expenses and other assets	48,873	59,095
Increase (decrease) in:
Accounts payable	36,000	35,843
Accrued expenses	61,002	111,876
Advance payments from dealers and customers	653	305
Total adjustments	3,806,337	4,802,562
Net cash used in operating activities:	(1,940,692)	(1,250,433)

Cash flows from investing activities
Purchase of equipment	(247,684)	(79,937)
Proceeds from disposal of property and equipment	63,000	6,912
Cash received in acquisition	325,000	450,000
Proceeds from loan receivable	1,688	-
Net cash provided by investing activities	142,004	376,975

Cash flows from financing activities:
Proceeds from issuance of common stock	1,805,526	778,170
Proceeds from loan payable	17,000	50,000
Repayment of loans payable to related parties	(67,000)	-
Advances from related party, net	420
Proceeds from line of credit	62,608
Repayment of line of credit	(62,608)
Net cash provided by financing activities	1,755,946	828,170

Net increase (decrease) in cash	(42,742)	(45,288)
Cash, beginning of year	43,112	88,400
Cash, end of year	$370	$43,112

Supplemental disclosures of noncash investing
and financing activities:
Common stock issued for services		$308,000		$845,261
Shares issued for acquisition:
Hydrogen Safe Technologies		$-		$3,825,000
Advanced Alternative Energy		$3,300,000		$-
H-Hybrid Technologies		$818,000		$-
Common stock issued for accrued Preferred
Stock dividends	$			$202,500
Dividends payable		$-	$
Debt issued for property & equipment		$8,078		$50,000
Intangible asset writedown		$89,000		$-

Supplemental cash flow information:
Cash paid in interest		$5,386		$1,313
Cash paid for income taxes		$-		$-

The Accompanying Notes are an Integral part of These Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Paid in	Accumulated	Shareholders'
	Preferred Stock		Common Stock		Capital	Deficit	Deficit

Balance, December 31, 2006	100,000	$10	27,255,140	$2,724	$10,937,020	$(10,262,971)	$676,783

Issuance of stock for cash			3,112,600	312	777,858		778,170

Issuance of stock for service			428,000	43	323,782		323,825

Cancellation and reissuance
of shares per settlement			(2,799,551)	(279)	279		-

Issuance of stock for acquisition			7,500,000	750	3,824,250		3,825,000

Issuance of stock options
for services					182,836		182,836

Contributed capital					355,600		355,600

Conversion of preferred stock
and accrued dividends to
common stock	(100,000)	(10)	8,437,500	844	201,666		202,500

Preferred stock dividends						(168,750)	(168,750)

Net loss						(6,052,995)	(6,052,995)

Balance, December 31, 2007	-	-	43,933,689	4,394	16,603,291	(16,484,716)	122,969

Issuance of stock for service			10,266,667	1,027	306,973		308,000
Issuance of stock donation			100,000	10	22,790		22,800
Issuance of stock for cash			42,574,744	4,257	1,801,269		1,805,526

Issuance of stock for acquisition
Advanced Alternative Energy	100,000	10			3,479,851		3,479,861
H-Hybrid Technologies	100,000	10			817,990		818,000

Net loss						(5,747,029)	(5,747,029)

Balance, December 31, 2008	200,000	$20	96,875,100	$9,688	$23,032,164	$(22,231,745)	$810,127

The Accompanying Notes are an Integral part of These Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

On June 10, 2008, the Company acquired Advanced Alternative Energy, Inc. (AAEI) in a tax free stock for stock exchange.  AAEI was incorporated in the State of Florida on May 20, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series B Convertible Preferred Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of AAEI, assignment of an exclusive technology license for the production and preparation of mechanically and electrochemically stable electrodes and transition metal oxide catalysts; prepaid consulting fees and $200,000 cash.  (See note 2).

On September 26, 2008, the Company acquired H-Hybrid Technologies, Inc. (HHTI) in a tax-free stock for stock exchange.  HHTI was incorporated in the State of Florida on September 18, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series C Convertible Preferred Stock to UTEK Corporation and 5,000,000 unregistered common shares to Hydrogen Technology Application, Inc. (HTA) in exchange for 100% of the issued and outstanding shares of HHTI and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.  The patents were acquired to complement and further assist our research and development efforts. (See note 2).

(1)  Significant Accounting Policies: (continued)

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

(1)  Significant Accounting Policies: (continued)

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

		2008		2007
Net income (loss) per share basic and diluted:
Net income(loss)		$(5,747,029)		$(6,221,745)
Weighted average shares		65,888,084		32,521,160
Net income (loss) per share	$	(0.09)	$	(0.19)

Potentially dilutive options and preferred stock conversion were not included in the computation of dilutive net earnings per share as their effect would have been anti-dilutive.  For the year ended December 31, 2008, a total of 85,589,078 options and a potential conversion of 124,570,447 convertible preferred shares were excluded from the computation.  There were no dilutive common stock equivalents as of December 31, 2007.

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

As of the years ended December 31, 2008 and 2007, the Company had written off $3,264,000 and $3,332,650, respectively of intangible assets (see note 2).

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

(1)  Significant Accounting Policies: (continued)

The Company considers its research and development to be a segment, as the research is for product lines separable from the Company’s main line of business.  As of December 31, 2008 and 2007, expenses related to this segment were $282,441 and $321,089, respectively.  As of the years ended December 31, 2008 and 2007, the research and development segment had a total of $98,969 and $175,908 of assets at cost and $34,692 and $33,457 of related accumulated depreciation, respectively.  These assets are amortized to research and development expense over their estimated useful lives, ranging from five to seven years.

(r) Share Based Payments - The Company has adopted Financial Accounting Standards Board (FASB) Statement 123R, Share Based Payments, Revised (SFAS 123R) and the related FASB Staff Positions (FSPs) effective January 1, 2006.  The valuation of share based payments for the years ended December 31, 2008 and 2007 were in compliance with the above guidance.

(s) Correction of an Error in Previously Issued Financial Statements – For the year ended December 31, 2007, as originally filed, the classification of impairment loss was not included in loss from operations.  The prior statements were not amended, as management considered the financial impact, if any, the reclassification might have had on the users of the issued financial statements and determined the effects on presentation to be immaterial.

The current year financial statements reflect the reclassification of the prior year impairment loss on the comparative statement of operations.  We note no effect to the prior year balance sheet as a result of this reclassification. The net loss and loss per common share also remain unchanged as originally reported.

(2)  Mergers and acquisitions:

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

(2)  Mergers and acquisitions: (continued)

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

The purchase price of $3,825,000 was based on the stock closing price on the date of acquisition.  The resulting intangible asset of $3,332,650 was analyzed and although the Company anticipates further development of the related technology, as of September 30, 2007, the technology had not yet been tested on the market nor had there been any related sales. Estimation of future sales could not be determined as the technology is not ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, consideration of other similar technology entering the market prior to the Company can not be determined.  Based on the above factors, the Company concluded that the capitalized value of the intangible could not be supported and therefore as of September 30, 2007, the Company deemed the intangible asset to be fully impaired and recognized the expense in 2007.

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

Advanced Alternative Energy, Inc. (AAEI)

On June 10, 2008, the Company acquired Advanced Alternative Energy, Inc. (AAEI) in a tax free stock for stock exchange. AAEI was incorporated in the State of Florida on May 20, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series B Convertible Preferred Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of AAEI, assignment of an exclusive technology license for the production and preparation of mechanically and electrochemically stable electrodes and transition metal oxide catalysts; prepaid consulting fees and $200,000 cash.

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

(2)  Mergers and acquisitions: (continued)

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

H-Hybrid Technologies, Inc. (HHTI)

On September 26, 2008, the Company acquired H-Hybrid Technologies, Inc. (HHTI) in a tax-free stock for stock exchange.  HHTI was incorporated in the State of Florida on September 18, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series C Convertible Preferred Stock to UTEK Corporation and 5,000,000 unregistered common shares, restricted for twelve months after the effective date, to Hydrogen Technology Application, Inc. (HTA) in exchange for 100% of the issued and outstanding shares of HHTI and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.  The patents were acquired to complement and further assist our research and development efforts.

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

The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights.  The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock is convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any outstanding shares of the Series C Convertible Preferred Stock.  The outstanding shares of the Series C Convertible

(2)  Mergers and acquisitions: (continued)

Preferred Stock shares may be repurchased within twelve months at 105% of the aforementioned conversion price; within thirteen and twenty-four months at 110% of the aforementioned conversion price; within twenty-five and thirty-six months at 115% of the aforementioned conversion price; and at any time after thirty-six months at a 120% of the aforementioned conversion price.

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

The resulting $943,000 consideration paid was allocated to the assets acquired in this acquisition.  The Company acquired $125,000 in cash, a license for the exclusive use rights to three patents and one patent pending, and other potential intangible assets, if any.  Therefore, the Company has recorded the intangible assets acquired in the amount of $818,000, consideration paid net of cash received in the transaction.

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

ECLIPS ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

(5)  Property and Equipment:

Property and equipment consist of the following at December 31:

	2008	2007
Autos and Trucks	$43,544	$96,287
Furniture, Fixtures and Equipment	380,778	169,924
Leasehold Improvements	19,423	19,422
	443,745	285,633
Accumulated Depreciation	(150,538)	(120,437)
	$293,207	$165,196

Office equipment at December 31, 2008 includes equipment acquired under a capital lease with a capitalized value of $16,073.  Related amortization included in accumulated depreciation was $16,073 and $13,529 at December 31, 2008 and 2007, respectively.

(6)  Intangible Assets:

Other assets include license agreements in the total amount of $818,000.  The Company has world wide exclusive licenses in the field of air purification, for technology designed to help eliminate organic and biological airborne organisms; and for the exclusive rights for surface acoustic wave hydrogen sensor technology, which includes the rights for use, sub-licensing and selling related licensed products; and a hydrogen technology application.  Licenses are being amortized over a life of 17 years.  During 2008 patents and licenses were written down in the amount of $89,000 as an expense included in other general and administrative expenses.  Amortization expense for the years ended December 31, 2008 and 2007 was $20,450 and $5,010.

The Company has capitalized website development costs per guidance of EITF 00-2, accounting for web site development costs.  Total capitalized website development costs totaling $45,650 are reflected net of accumulated amortization of $18,210. The costs are being amortized over the estimated life of the website of three years.  Amortization expense related to the website development was $12,609 and $5,601 for the years ended December 31, 2008 and 2007, respectively.

	2008	2007
Licenses and patents	$ 818,000	$ 94,010
Website development costs	45,650	25,000
	863,650	119,010
less accumulated amortization	38,660	10,611
Intangible assets, net	$ 824,990	$ 108,399

As if December 31, 2008 future amortization charges of intangible assets are as follows:

December 31,	Amount
2009	$ 98,701
2010	92,590
2011	87,066
2012	83,624
2013	83,624
Thereafter	379,385
$ 824,990

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

(7)  Lease Commitments (continued):

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

The Company has a month to month consulting agreement for investor services with a Director of the Company.  As of December 31, 2008, the company had expensed approximately $60,000 for these services in 2008.

During 2008, the Company paid in full two loan obligations to the President of the Company.  Both loans accrued interest at 9%. Interest expense, related to these loans, was approximately $2,000 for the year ended December 31, 2008.

During the year ended December 31, 2007, the Company entered into an acquisition agreement with UTEK for the purchase of productive assets per the guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business”.  In exchange, for the acquisition of Hydrogen Safe Technologies, Inc., the Company issued 7,500,000 unregistered shares of common stock to UTEK. (See notes 1and 2)

During the year ended December 31, 2008, the Company entered into two separate acquisition agreements with UTEK for the purchase of productive assets per the guidance of EITF 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business”.  In exchange for each of these acquisitions (Advance Alternative Energy, Inc. and H-Hybrid Technologies, Inc.), the Company issued 100,000 shares (total of 200,000 shares) of Convertible Preferred Stock.  Additionally with the HHTI acquisition, the Company also incurred a liability for the issuance of 5,000,000 unregistered common shares, restricted for twelve months after the effective date.  (See notes 1and 2)

Additionally, during 2008, the Company entered into an agreement with UTEK for services to be rendered related to comparative analysis of intellectual property developments.  As payment for these services the company issued 1,923,077 unregistered common shares which were valued at the fair market value of the common shares at the date of agreement and recorded as a prepayment for the services to be rendered.  For the year ended December 31, 2008, the full value of $250,000 had been recognized as expense.

ECLIPS ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(8)  Related Party Transactions (continued):

During the year ended December 31, 2008, the Company entered into an employment agreement with their Chief Operating Officer.  The agreement provides a base salary of $10,000 per month and other Company benefits as defined within the Company’s employee handbook.  The agreement does not have an expiration date.

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

(9)  Concentrations of Credit Risk:

The Company sells its products to customers on an open credit basis.  The Company's trade accounts receivable are due from such customers and are generally uncollateralized.  During the years ended December 31, 2008 and 2007, one customer accounted for 14% of Company sales.

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

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$6,792,000	$5,987,160
Other	7,000	7,340
Total deferred tax assets	$6,799,000	$5,994,500

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$15,000	$16,900
Total deferred tax liabilities	$15,000	$16,900

Net deferred tax asset before valuation allowance	$6,784,000	$5,977,600
Valuation allowance	(6,784,000)	(5,977,600)
Net deferred tax asset	$-	$-

ECLIPS ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(10)  Income Taxes (continued):

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

Income taxes for the twelve month periods ended December 31, 2008 and 2007 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	2008	2007
Expected provision (benefit)	$(1,953,000)	$(2,058,018)
Effect of:
State income taxes net of federal benefits	(98,000)	(98,288)
Non-deductible (income) expense	1,214,000	1,137,418
Other, net	0	(312)
Change in valuation allowances	837,000	1,019,200
	$-	$-

(11) Stock Transactions:

Sale of Shares - Regulation S

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

The shares sold will be offered on the lower of the closing bid price for ECET (previously WESI) stock as quoted on the NASDAQ Bulletin Board on the date prior to the trade date or the closing price of said shares minus an original offering discount of 15%.  The Company will receive 27% of the proceeds from each accepted offer and the balance will be paid to the Distribution Manager (72%) and the Escrow Agent (1%).

During the year ended December 31, 2008, the Company issued a total of 40,034,744 shares of common stock in connection with the Regulation S stock offering resulting in proceeds of $1,509,496 to the Company.  The proceeds are net of $4,081,230 of stock offering costs.

Sale of Shares

During the year ended December 31, 2008 the Company sold and issued 2,640,000 shares of common stock for $296,030 cash.

During the year ended December 31, 2007 the Company sold and issued 3,112,600 shares of common stock for $778,170 cash.

(11) Stock Transactions (continued):

Service Shares and Agreements

On November 7, 2006, the Company entered into a marketing agreement with Evergreen Marketing, Inc. (EM) for various web, press and profile services.  A total of $5,000 cash was required at the time of execution of the agreement and 250,000 unregistered, restricted shares are to be issued to EM. The shares carry piggyback registration rights.  If the shares were not registered within one year of the date on the certificate, then EM would have the right to sell the shares under Rule 144. The shares were valued at the stock closing price of $0.49 on November 7, 2006 resulting in a total of $122,500.  The $122,500 and the $5,000 cash, ($127,500) was recorded in prepaid expenses and is being amortized over one year.  As of December 31, 2008 and 2007, a total of approximately $0 and $108,000, respectively was amortized to expense.

During 2007, the Company issued 268,000 shares of common stock for various serviced to be provided for web site enhancement & development; advertising; and for consulting services related to investor relations valued at approximately $75,400.   During 2007 a total of 428,000 common shares were issued for services totaling $323,825.  During 2008, the Company issued 10,266,667 shares of common stock for various consulting services provided valued at $308,000.

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

ECLIPS ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(11) Stock Transactions (continued):

Acquisition – Pure Air Technologies, Inc.

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

Acquisition – Hydrogen Safe Technologies, Inc.

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

Acquisition – Advanced Alternative Energy, Inc.

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

ECLIPS ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(11) Stock Transactions (continued):

The intellectual rights were valued at $3,264,000 at the time of the acquisition.  While the Company anticipates further development of the related technology, as of June 30, 2008, the technology had not yet been tested on the market nor had there been any related sales. Estimation of future sales could not be determined as the technology is not ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known.  In addition, consideration of other similar technology entering the market prior to the Company cannot be determined.  Based on the above factors, the Company concluded that the valuation of the intangible could not be supported and therefore as of June 30, 2008, the Company deemed the intangible asset to be impaired and wrote it off.

Acquisition – H-Hybrid Technologies, Inc.

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

(11) Stock Transactions (continued):

Management believes a discount of 80% is appropriate given the facts and circumstances of this valuation. Thus, the resulting value for the consideration given for the assets acquired in this transaction is $943,000, less cash received in the amount of $125,000.

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

Stock Options

In February 2007, the company issued 650,000 stock options to a director of the company for consulting services valued at approximately $182,836.  The expense was recognized for the year ended December 31, 2007.

During the years ended December 31, 2008 and 2007, the Company issued rights to purchase stock in the amount of 1,074,000 and 1,250,000 shares, respectively. The exercise price ranges from $0.10 to $0.50 per share and the options can be exercised for a period of three years.

Employee Stock Options

On September 18, 2008, the Board of Directors for the Company approved a Stock Grant and Option Plan (the “2008 SGOP”) that provides for the issuance of up to 20 million shares of the Company’s common stock to officers, directors, employees and consultants who render bona fide services to the Company.  In connection with approval of the Stock Plan, the Board of Directors for the Company also has approved the filing of a registration statement with the Securities and Exchange Commission on Form S-8, on November 26, 2008, to facilitate registration of the 20 million shares of common stock allocated for ultimate distribution by the Stock Plan.  No shares were issued for the year ended December 31, 2008.

The purpose of the EClips Energy Technologies, Inc. 2008 SGOP, as amended, is to offer selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, to encourage such selected persons to remain in the employ of the Company, and to attract new employees with outstanding qualifications. The Plan seeks to achieve this purpose by providing for Awards in the form of Registered Shares, Restricted Shares and Options (which may constitute Incentive Stock Options or Non-statutory Stock Options) as well as the direct award or sale of Shares of the Company’s Common Stock. Awards may be granted under this Plan in reliance upon federal and state securities law exemptions.

ECLIPS ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(11) Stock Transactions (continued):

Stock Issued in Settlement

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

ECLIPS ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

ECLIPS ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(13)  Recent Accounting Pronouncements: (continued)

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

On February 13, 2009 the Company sold 1,500,000 shares of the restricted Preferred Stock (with 500 votes per share) to Benjamin C. Croxton, the Company’s Chief Executive Officer. The Company exchanged the shares for an assignment of accrued vacation pay and back salary in the amount of $8,256.50 due to Mr. Croxton.  The issuance of the restricted Preferred Stock and the consideration received by the Company were approved by the Board of

(14)  Subsequent Events (continued):

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