Form 10-Q
period 2009-06-30
ECLIPS ENERGY TECHNOLOGIES, INC.
filed 2009-08-14
CIK 1058307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes (   )  No ( X )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2009: 479,857,315 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

EClips Energy Technologies, Inc and Subsidiaries

As of June 30, 2009 (unaudited) and December 31, 2008

And for the Three and Six Months Ended June 30, 2009 (unaudited), 2008 (unaudited)

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Current assets
Cash	$6,081	$370
Accounts receivable	51,583	40,974
Inventory	139,071	99,650
Prepaid expenses	12,699	25,964
Other current assets	34,735	57,631
Total current assets	244,169	224,589

Property and equipment, net	269,604	293,207

Other assets
Due from related party	-	782
Long term deposits	3,850	3,850
Intangible Assets, net	885,150	824,990

Total Assets	$1,402,773	$1,347,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$427,224	$88,618
Accrued expenses	408,789	448,673
Due to related party	1,026	-
Total current liabilities	837,039	537,291

Stockholders' Equity
Preferred stock, $.0001 par value; 100,000,000 authorized
Series A, -0- shares issued	-	-
Series B, -0- shares issued	-	10
Series C, -0- shares issued	-	10
Series D, 1,500,000 shares issued	150	-
Common stock; $.0001 par value; 750,000,000 shares
authorized; 473,357,315 and 96,875,100 shares issued
and outstanding, respectively	47,336	9,688
Paid-in capital	23,758,484	23,032,164
Accumulated deficit	(23,240,236)	(22,231,745)
Total stockholders' equity	565,734	810,127
Total liabilities and Stockholders' Equity	$1,402,773	$1,347,418

The accompanying notes are an integral part of these financial statements.

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$113,126	$137,511	$199,726	$223,305
Cost of goods sold	100,456	58,303	161,941	118,848

Gross profit	12,670	79,208	37,785	104,457

Payroll expense	497,551	161,510	662,429	336,975
Professional and consulting expense	48,058	205,538	131,628	384,267
Research and development	54,949	105,794	132,426	215,295
General and administrative expenses	105,976	146,607	117,293	246,936
Impairment loss	-	-	-	3,264,000
Total Operating Expenses	706,534	619,449	1,043,776	4,447,473

Earnings (loss) from operations	(693,864)	(540,241)	(1,005,991)	(4,343,016)

Other income (expense):
Loss on disposal of property and equipment	-		-	(8,658)
Interest income (expense), net	(1,827)	(489)	(2,500)	(1,563)
Total other income (expense)	(1,827)	(489)	(2,500)	(10,221)

Earnings (loss) before provision
for income taxes	(695,691)	(540,730)	(1,008,491)	(4,353,237)
Provision for income taxes	-	-	-	-
Net loss	(695,691)	(540,730)	(1,008,491)	(4,353,237)
Preferred stock dividends	-	-	-	-
Net loss available to common shareholders	$(695,691)	$(540,730)	$(1,008,491)	$(4,353,237)

Loss per common share, basic	$(0.00)	$(0.01)	$(0.01)	$(0.09)
Weighted average common shares outstanding	170,900,826	52,525,554	135,393,436	48,785,290

The accompanying notes are an integral part of these financial statements.

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	June 30,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(1,008,491)	$(4,353,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	89,240	35,504
Impairment loss	-	3,264,000
Loss on disposal of property and equipment	-	8,658
Stock based consulting & compensation expense	477,457	14,000
Stock based donation	-	22,800
(Increase) decrease in:
Accounts receivable	(10,609)	(28,953)
Inventory	(39,421)	6,783
Prepaid expenses and other assets	(88,067)	67,240
Increase (decrease) in:
Accounts payable	338,606	48,348
Accrued expenses	(38,858)	47,068
Total adjustments	728,348	3,485,448
Net cash used in operating activities:	(280,143)	(867,789)

Cash flows from investing activities
Purchase of equipment	(787)	(39,340)
Proceeds from disposal of property and equipment	-	26,171
Investment in subsidiary	-	200,000
Proceeds from loan receivable	-	1,688
Net cash (used in) provided by investing activities	(787)	188,519

Cash flows from financing activities:
Proceeds from issuance of common stock	286,641	928,102
Proceeds from loan payable	-	17,000
Proceeds from line of credit	-	62,608
Repayment of line of credit	-	(35,000)
Repayment of loans payable to related parties	-	(67,000)
Net cash provided by financing activities	286,641	905,710

Net increase (decrease) in cash	5,711	226,440
Cash, beginning of period	370	43,112
Cash, end of period	$6,081	$269,552

Supplemental disclosures of noncash investing and financing activities:
Donation of common shares	$-	$22,800
Contribution of capital for payment of consulting	$-	$8,000
Equipment purchased by credit	$-	$17,491
Conversion of debt to equity (preferred stock)	$8,256	$8,000
Conversion of preferred stock to common stock	$20	$17,491

Supplemental cash flow information:
Cash paid for interest	$3,964	$1,670
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EClips Energy Technologies, Inc and Subsidiaries

Notes to Financial Statements

(unaudited)

Three and Six Months Ended June 30, 2009 and 2008

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

On October 11, 2006, the Company acquired Pure Air Technologies, Inc. (“PATI”), a subsidiary of UTEK Corporation in a tax-free stock for stock exchange.  The Company issued 100,000 shares of Series A convertible preferred stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of PATI, assignment of a worldwide exclusive technology license, a sponsored research agreement and $300,000 cash.  The 100,000 shares of preferred stock plus $202,500 of accrued dividends were converted into 8,437,500 shares of common stock on October 17, 2007.  (See note 2).

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

On June 10, 2008, the Company acquired Advanced Alternative Energy, Inc. (“AAEI”) in a tax free stock for stock exchange.  AAEI was incorporated in the State of Florida on May 20, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series B Convertible Preferred Stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of AAEI, assignment of an exclusive technology license for the production and preparation of mechanically and electrochemically stable electrodes and transition metal oxide catalysts; prepaid consulting fees and $200,000 cash.  The preferred shares and any accrued dividends were converted by UTEK. (See note 2).

On September 26, 2008, the Company acquired H-Hybrid Technologies, Inc. (“HHTI”) in a tax-free stock for stock exchange.  HHTI was incorporated in the State of Florida on September 18, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series C Convertible Preferred Stock to UTEK Corporation and 5,000,000 unregistered common shares to Hydrogen Technology Application, Inc. (HTA) in exchange for 100% of the issued and outstanding shares of HHTI and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.  The patents were acquired to complement and further assist our research and development efforts. The preferred shares and any accrued dividends were converted by UTEK. (See note 2).

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

Advanced Alternative Energy, Inc. (“AAEI”)

H-Hybrid Technologies, Inc. (“HHTI”)

Significant inter-company balances and transactions have been eliminated in consolidation.

World Energy Solutions, Limited was created during 2007 to serve as a platform for marketing the Company’s products and developments in the UK and all European Union countries, when the time is right.  The entity does not have activity and has not been capitalized, and therefore, it is not consolidated.

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended June 30, 2009 and 2008; (b) the financial position at June 30, 2009, and (c) cash flows for the three and six month periods ended June 30, 2009 and 2008.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year.

Comparative Statements

Certain reclassifications may have been made for comparability of the statements presented.  Any reclassifications are considered immaterial and are applied on a consistent basis for comparison from period to period. The financial statements reflect the reclassification of the prior year impairment loss on the comparative statement of operations.  We note no effect to the prior year balance sheet as a result of this reclassification. The net loss and loss per common share also remain unchanged as originally reported.

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

The Company considers its research and development to be a segment, as the research is for product lines separable from the Company’s main line of business.  Research and development costs are a segregated line item on the statement of operations.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company recognized $0 and $3,264,000 of impairment losses for the six month periods ended June 30, 2009 and 2008, respectively.

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

.

Warranty Costs

The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company has not experienced any significant warranty expense and considers the current reserves adequate.  Management reviews warranty expenses incurred on a periodic basis considers any required increase or decrease of the reserve.  The warranty reserve as of June 30, 2009 and December 31, 2008 was $5,227.  There has been no warranty expense recognized for the periods presented.

Freight Costs

The Company includes freight-in costs in cost of goods sold. Total freight-in included in cost of goods sold for the years ended June 30, 2009 and 2008 was $1,614 and $3,345, respectively.

Advertising Expense

The Company follows the policy of charging advertising and promotions to expense as incurred.  Advertising expense was $3,340 and $30,749 for the six months ended June 30, 2009 and 2008, respectively.

Research and Development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Capitalized research and development assets with alternative future uses are amortized to research and development expense over the estimated useful life of the asset.  Research and development costs were expensed, for the three and six months ended June 30, 2009 and 2008 in the amount of $54,949, $105,794, $132,426 and $215,295, respectively.

Earnings (loss) per common share

Loss per share is based on the weighted average number of common shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.  For the six month periods ended June 30:

	2009	2008
Net income (loss) per share basic and diluted:
Net income(loss)	$(1,008,491)	$(4,353,237)
Weighted average shares	135,393,436	48,785,290
Net income (loss) per share	$(0.01)	$(0.09)

Potentially dilutive options and preferred stock conversion were not included in the computation of dilutive net earnings per share as their effect would have been anti-dilutive.  For the period ended June 30, 2009, a total of 85,589,078 options were excluded from the computation.  There were no dilutive common stock equivalents as of June 30, 2009.

Share Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  The Company had no additional common stock options or common stock equivalents granted for all periods presented and all compensation has been recognized for previous issuances.

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

Stock compensation, when issued, were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  Stock based compensation was $603,657 and $14,000, for the six months ended June 30, 2009 and 2008, respectively.

2.  Mergers and acquisitions:

Pure Air Technologies, Inc. (PATI)

On October 11, 2006, the Company acquired 100% of the issued and outstanding stock of Pure Air Technologies, Inc. (PATI), a subsidiary of UTEK Corporation in a tax free stock for stock exchange.  PATI was incorporated in the State of Florida on August 7, 2006 and had no prior accounting activity and no liabilities as of the date of the acquisition. The Company issued 100,000 shares of the Company Series A convertible preferred stock in exchange for $300,000 cash, $231,709 of prepaid sponsored research and license agreements, including a worldwide exclusive license in the field of air purification, for a technology designed to help eliminate organic and biological airborne organisms.   The Preferred Stock issued in the exchange is restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The 100,000 shares of preferred stock plus $202,500 of accrued dividends were converted into 8,437,500 shares of common stock on October 17, 2007.

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

The preferred shares may be converted by the holder at any time into common stock prior to the sixty month anniversary of the execution of the agreement into the value of $3,500,000 of common shares of the Company, based on the average of the five day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any non-converted shares of the Series B Convertible Preferred Stock.  The shares may be repurchased within twelve months at 105%; within thirteen and twenty-four months at 110%; within twenty-five and thirty-six months at 115%; and at anytime after thirty-six months at 120% of the value of the original pro rata purchase price.  The convertible preferred shares have no voting rights.  The 100,000 shares of preferred stock were converted into 55,118,111 shares of common stock on May 7, 2009.

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

The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights.  The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock is convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any outstanding shares of the Series C Convertible Preferred Stock.  The outstanding shares of the Series C Convertible Preferred Stock shares may be repurchased within twelve months at 105% of the aforementioned conversion price; within thirteen and twenty-four months at 110% of the aforementioned conversion price; within twenty-five and thirty-six months at 115% of the aforementioned conversion price; and at any time after thirty-six months at a 120% of the aforementioned conversion price.  The convertible preferred shares have no voting rights.  The 100,000 shares of preferred stock were converted into 238,853,503 shares of common stock on June 29, 2009.

The valuation of the intangible assets purchased were based the number of shares, convertible at the time of agreement, at the fair market rate.  This amount was discounted, based on SEC Rule 144 limitations, and the historical trading volume and the size of the block relative to the Company’s total number of common stock equivalent shares outstanding, management determined that the market would be unable to absorb the block at the calculated price and that it was appropriate to deduct a discount from that price to reflect the lack of liquidity. Utilizing “dribble out” methodology over various assumed periods, management developed a range of potential discounts to reflect the lack of liquidity of the subject shares.  Management believes a discount of 80% is appropriate given the facts and circumstances of this valuation. Thus, the resulting value for the consideration given for the assets acquired in this transaction, net of cash received in the transaction, is $818,000.

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

3.  Inventory:

Inventory consists of the following at December 31:

	June 30, 2009	December 31, 2008
Raw materials	$89,362	$62,614
Work-in-process	-	-
Finished goods	35,299	26,152
Purchased finished goods	27,466	23,940
	$152,127	112,706
Less allowance for obsolescence	(13,056)	13,056
	$139,071	99,650

4.  Other Current Assets:

During the year ended December 31, 2006, the Company loaned $30,000 to a consultant with an original maturity date of November 15, 2007.  The loan which accrues interest at 6% annum was converted to a demand note, with no maturity date .  As of June 30, 2009 and December 31, 2008, accrued interest was $4,735 and $3,837, respectively, and is included in other current assets.

Other current assets also include deferred consulting expense of $0 and $23,791 as of June 30, 2009 and December 31, 2008.

5.  Property and Equipment:

Property and equipment consist of the following at December 31:

	June 30, 2009	December 31, 2008
Autos and Trucks	$43,544	$43,544
Furniture, Fixtures and Equipment	381,567	380,778
Leasehold Improvements	19,423	19,423
	444,534	443,745
Accumulated Depreciation	(174,930)	(150,538)
	$269,604	$293,207

 Office equipment at June 30, 2009 and December 31, 2008 includes equipment acquired under a capital lease with a capitalized value of $16,073.  Related amortization included in accumulated depreciation was $16,073 at June 30, 2008 and December 31, 2008.

6.  Intangible Assets:

Other assets include license agreements in the total amount of $818,000.  The Company has worldwide exclusive licenses in the field of air purification, for technology designed to help eliminate organic and biological airborne organisms; and for the exclusive rights for surface acoustic wave hydrogen sensor technology, which includes the rights for use, sub-licensing and selling related licensed products; and a hydrogen technology application.  Licenses are being amortized over a life of 17 years.  Amortization expense was for the six months ended June 30, 2009 and 2008 was $20,450 and $5,010.

The Company has capitalized website development costs per guidance of EITF 00-2, accounting for web site development costs.  Total capitalized website development costs totaling $45,650 are reflected net of accumulated amortization of $18,210. The costs are being amortized over the estimated life of the website of three years.  Amortization expense related to the website development was $3,758, $2,083, $7,516 and $4,166 for the three and six month period ended June 30, 2009 and 2008, respectively.

For the six month period ended June 30, 2009 and 2008, the Company had written off $0 and $3,264,000, respectively of intangible assets (see note 2).

Intangible assets consisted of the following:

	June 30, 2009	December 31, 2008
License and patents	$943,010	$818,000	10 - 17 year
Website Development	45,650	45,650	3 year
	988,660	863,650
Accumulated Amortization	(103,510)	(38,660)
	$885,150	$824,990

As of June 30, 2009 future amortization charges of intangible assets are as follows:

December 31,	Amount
2009	$ 98,120
2010	92,596
2011	89,154
2012	89,154
2013	89,154
Thereafter	426,972
$ 885,150

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

As of June 30, 2009, the minimum rental payments due under these operating leases are as follows:

December 31,	Amount
2009	$7,934
2010	-
2011	-
2012	-
2013	-
Thereafter	-
$7,934

Total rent expense on these leases was $33,331 for the six months ended June 30, 2009.

8.  Related Party Transactions:

The Company leases their corporate office facility from their Chief Operation Officer and Director.  The lease expires in October 2009.  The total rent expense related to this lease was $33,331 for the six months ended June 30, 2009 and 2008.

The Company has a month to month consulting agreement for investor services with a Director of the Company.  As of June 30, 2009 the company had expensed approximately $30,000 for these services.

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

In 2008, the Company entered into an employment agreement with their Chief Operating Officer.  The agreement provides a base salary of $10,000 per month and other Company benefits as defined within the Company’s employee handbook.  The agreement does not have an expiration date.

In 2009 the Company entered into an employment agreement with their Chief Executive Officer.  The agreement provided an annual salary and 600,000 shares of common stock, immediately vested.  The stock was valued at the fair market value at the date of issuance, resulting in stock-based compensation expense of $13,200.

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

9.   Concentrations of Credit Risk:

The Company sells its products to customers on an open credit basis.  The Company's trade accounts receivable are due from such customers and are generally uncollateralized.  During the six months ended June 30, 2009 and 2008, one customer accounted for approximately 14% of Company sales.

 10.  Income Taxes:

The provision for federal and state income taxes for the years ended June 30 is as follows:

	2009	2008
Current	$-	$-
Deferred	-	-
Total Provision for Income Taxes	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$7,168,200	$6,381,700
Other	7,000	13,300
Total deferred tax assets	$7,175,200	$6,395,000

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$19,000	$11,200
Total deferred tax liabilities	$15,000	$11,200

Net deferred tax asset before valuation allowance	$7,156,200	$6,363,300
Valuation allowance	(7,156,200)	(6,363,300)
Net deferred tax asset	$-	$-

The Company has recorded a 100% valuation allowance against the net deferred tax asset at June 30, 2009 and 2008 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards. The valuation allowance increased $372,200 and $406,200 in the six month periods ended June 30, 2009 and 2008, respectively.  At December 31, 2008, the Company has available unused federal net operating losses of approximately $18,100,000 that may be used against future taxable income and if not utilized, will expire by the end of 2026.

Income taxes for the six month periods ended June 30, 2009 and 2008 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	2009	2008
Expected provision (benefit)	$(376,200)	$(1,480,100)
Effect of:
State income taxes net of federal benefits	(33,300)	(38,300)
Non-deductible (income) expense	37,300	1,120,900
Other, net	0	(8,700)
Change in valuation allowances	372,200	406,200
	$-	$-

11.  Stock Transactions:

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

Sale of Shares

During the six months ended June 30, 2009, the Company sold and issued 18,993,300 shares of common stock for $286,641 cash, for the six months ended June 30, 2008, the Company sold shares of common stock for $928,102 cash.

Service Shares and Agreements

During the six months ended June 30, 2009 and 2008, the Company issued shares of common stock for various consulting and other services, in payment of work performed valued at approximately $603,657 and $14,000, respectively  .

On January 8, 2008, the Company donated 100,000 shares of stock to an organization.  The stock was valued at the stock closing price on the date of the donation which was $0.228 resulting in a total expense of $22,800.

Issuance of Preferred Shares

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

The preferred shares may be converted by the holder at any time into common stock prior to the sixty month anniversary of the execution of the agreement into the value of $3,500,000 of common shares of the Company, based on the average of the five day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any non-converted shares of the Series B Convertible Preferred Stock.  The shares may be repurchased within twelve months at 105% of the original pro rata purchase price; within thirteen and twenty-four months at 110% of the original pro rata purchase price; within twenty-five and thirty-six months at 115% of the original pro rata purchase price; and at any time after thirty-six months at 120% of the value of the original pro rata purchase price.  The convertible preferred shares have no voting rights.  The 100,000 shares of preferred stock were converted into 55,118,111 shares of common stock on May 7, 2009.

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

The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights.  The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock is convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any outstanding shares of the Series C Convertible Preferred Stock.  The outstanding shares of the Series C Convertible Preferred Stock shares may be repurchased within twelve months at 105% of the aforementioned conversion price; within thirteen and twenty-four months at 110% of the aforementioned conversion price; within twenty-five and thirty-six months at 115% of the aforementioned conversion price; and at any time after thirty-six months at a 120% of the aforementioned conversion price.  The 100,000 shares of preferred stock were converted into 238,853,503 shares of common stock on June 29, 2009.

The valuation of the intangible assets purchased were based the number of shares, convertible at the time of agreement, at the fair market rate.  This amount was discounted, based on SEC Rule 144 limitations, and the historical trading volume and the size of the block relative to the Company’s total number of common stock equivalent shares outstanding, management determined that the market would be unable to absorb the block at the calculated price and that it was appropriate to deduct a discount from that price to reflect the lack of liquidity. Utilizing “dribble out” methodology over various assumed periods, management developed a range of potential discounts to reflect the lack of liquidity of the subject shares.  Management believes a discount of 80% is appropriate given the facts and circumstances of this valuation. Thus, the resulting value for the consideration given for the assets acquired in this transaction, net of cash received in the transaction, is $818,000.

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

Employee Stock Options

On September 18, 2008, the Board of Directors for the Company approved a Stock Grant and Option Plan (the “2008 SGOP”) that provides for the issuance of up to 20 million shares of the Company’s common stock to officers, directors, employees and consultants who render bona fide services to the Company.  In connection with approval of the Stock Plan, the Board of Directors for the Company also has approved the filing of a registration statement with the Securities and Exchange Commission on Form S-8, on November 26, 2008, to facilitate registration of the 20 million shares of common stock allocated for ultimate distribution by the Stock Plan.  On March 25, 2009, the Company filed another registration statement with the Securities and Exchange Commission on Form S-8 to facilitate registration of an additonal 20 million shares of common stock allocated for ultimate distribution by the Stock Plan.

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

12.  Commitment and Contingencies:

Going concern:

As reflected in the Statement of Operations, the Company has had recurring losses and negative cash flows from operations. These factors are an indication that that the Company may not be able to continue as a going concern.  To continue as a going concern, the Company will need to raise additional capital, borrow funds, or generate more revenues from current product sales and new product sales associated with the business plan implementation.  If current cash flow is not sufficient to cover planned operations for the next twelve months, management believes it can raise additional capital from private placements, borrow funds from its officers, and delay certain expenditures to continue as a going concern during the next year.

Legal matters:

From time to time the Company may be a party to litigation matters involving claims against the Company.  During the first quarter of 2009, a suit has been brought against the company by a former employee regarding a cancelled employment agreement.  The Company believes it has a strong defense in all significant matters of the case.  However, this matter may result in an adverse judgment or award, or the Company may choose to settle the matter, due to the associated costs and risk of continuing.  The Company believes it is not possible to determine whether a loss will be incurred, or to estimate any potential losses, that would be material to the financial statements.  Based on current information, management believes that the resolution of matters currently pending will not have a material adverse impact on the financial condition or cash flows of the Company.

13.  Recent Accounting Pronouncements:

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the current and recent periods. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

 Current Adoption of New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We have adopted the new disclosure requirements in our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The

Company has assessed the impact of SFAS No. 163 on its financial position and results of operations and determined it to have no effect on the operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material effect on our results of operations and financial condition.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not impact the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The adoption of SFAS 160 had no impact on the Company’s balance sheet or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  Effective January 1, 2008, the Company did not elect the fair value option for any instruments.

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141, “Business Combinations”, which among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141 has not had an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; the adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP FAS 142-3 has had no impact on its results of operations or financial condition.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not have a material impact on its Financial Statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt, the adoption of FSP APB 14-1 has had no effect on our results of operations and financial condition

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not materially impact the Company’s financial condition and results of operations.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

Future Adoption of New Accounting Pronouncements

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and The Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162", which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by non governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS No. 168 on the Company’s financial statements.

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. The Company does not have investments in fixed maturity securities and, accordingly, expects no impact from adoption of this pronouncement.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

14.  Subsequent Events:

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

On July 28, 2009, the Board of Directors of the Company executed a Written Consent To Action Without A Meeting which contained resolution approving a reverse split of the Company’s common stock by a ratio of one (1) share for each one hundred fifty (150) shares issued and outstanding (1-for-150 reverse), with an effective date of August 21, 2009.  As of the date of this filing, the Financial Industry Regulatory Authority (“FINRA”) has not accepted the proposed reverse stock split; therefore, the shares stated in this filing do not reflect the results of the proposed reverse stock split.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Selected Historical Data	June 30, 2009	June 30, 2008

Revenue	$199,726	$223,305
Total Operating Expenses	1,043,776	4,447,473
Income (Loss) From Operations	(1,005,991)	(4,343,016)
Other Income (Expense)	(2,500)	(10,221)
Benefit (Provision For Income Taxes)	-	-
Net Loss	(1,008,491)	(4,353,237)
Net Income (Loss) Per Share Of Common Stock	(0.01)	(0.05)

Results of Operations

For the three and six months ended June 30, 2009 and 2008

Revenues

Total product sales were $113,126, $137,511, $199,726, and $223,305 for the three and six months ended June 30, 2009 and 2008, respectively.  The Company has had decreased sales, due to decrease in product orders, believed to be from the decrease in housing construction and other general economic conditions.  Gross profit on sales has deteriorated in the comparative three month periods, due to increased costs and the reduced production cycle has increased the direct labor and overhead burdens, negatively affecting the gross margins.

Operating Expenses

Our operating expenses for the three months ended June 30, 2009 was $706,531 and $619,449, respectively.  The increase of approximately $87,000 in the three month period ended June 30, 2009 is a direct result in approximately $459,000 of non-cash, stock-based compensation greater than the comparative period. Excluding the stock-based compensation, there would have been a decrease in costs of approximately $225,000.

Our operating expenses for the six months ended June 30, 2009 and 2008 was $1,043,776 and $4,447,473, respectively.  The 2008 expense included the non-cash impairment loss charge of $3,264,000.  If the impairment loss is excluded from the June 30, 2008 operating expenses, the operating expenses for both six month periods would be comparable.

We expect significant increases in future consulting, salary and research and development expenses as a result of the development and launch of our new product offering (the Pure Air solution).

Net Loss

Net losses incurred in all periods presented have been primarily due to the operating costs.  These expenses resulted in the net losses in the amount of $695,691, $540,730, $1,008,491and $4,343,016 for the three and six months end June 30, 2009 and 2008 respectively.  The variances in the year over year net loss was due primarily from operating expenses, as described above.  At this time, normal costs of   public filing will continue, which requires significant expenditures for professional expense, and it is not known when significant revenues will occur to off-set these expenses.  Additionally, in efforts to find alternative credit, the Company has had the necessity to issue common stock in payment of critical services.   The costs incurred may not be indicative of the costs, had conventional payment methods been available.

Liquidity and Capital Resources

The cash used in operating activities for the three and six months ended June 30, 2009 was less than the cash used in the same period for 2008 by approximately $587,000.  Gross profit from sales reduced from prior year comparative financials.  General and administrative expenses and operating expenses, excluding non-cash charges of impairment and stock-based compensation, remained reasonably consistent.

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

 However, the Company currently is offering its stock through a private placement.  The Company plans to raise additional capital through the sale of common stock.  The proceeds from the sale will be used to fund research and development consulting and professional fees, new job installs, other expenses and for working capital.

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

On July 28, 2009, the Board of Directors of the Company executed a Written Consent To Action Without A Meeting which contained a resolution approving a reverse split of the Company’s common stock by a ratio of one (1) share for each one hundred fifty (150) shares issued and outstanding (1-for-150 reverse), with an effective date of August 21, 2009.  As of the date of this filing, the Financial Industry Regulatory Authority (“FINRA”) has not accepted the proposed reverse stock split; therefore, the shares stated in this filing do not reflect the results of the proposed reverse stock split.

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

(a)  Evaluation of disclosure controls and procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

The Company’s management, including the Chief Executive Officer, Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending June 30, 2009, the Company issued unregistered shares of its common stock as set forth in the table below.

Date	Name	Total Dollar Amount	Price per Share	Total Number of Shares
05/25/09	Thomas Runzo	$--	$--	400,000

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

On May 25, 2009, the Company issued 400,000 shares of its common stock to Thomas Runzo for past services rendered that related to website design, etc.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Sarbanes-Oxley Act of 2002

(99.0)

Additional exhibits

None

(d)

Reports on Form 8-K

During the six month period ending June 30, 2009, the Company filed the following Form 8Ks:

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

Date: August 14, 2009

By:  /s/: BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer, Director