Form 10-Q
period 2009-09-30
ECLIPS ENERGY TECHNOLOGIES, INC.
filed 2009-11-16
CIK 1058307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes (   )  No ( X )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009: 63,156,751 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Current assets
Cash	$18,836	$370
Accounts receivable	27,117	40,974
Inventory	103,181	99,650
Prepaid expenses	11,223	25,964
Other current assets	35,185	57,631
Total current assets	195,542	224,589

Property and equipment, net	257,409	293,207

Other assets
Due from related party	-	782
Long term deposits	3,850	3,850
Intangible assets, net	857,358	824,990

Total Assets	$1,314,159	$1,347,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$374,281	$88,618
Accrued expenses	388,072	448,673
Due to related party	1,026	-
Total current liabilities	763,379	537,291

Total Liabilities	763,379	537,291

Stockholders' Equity
Preferred stock, $.0001 par value; 100,000,000 authorized
Series A, -0- shares issued	-	-
Series B, -0- and 100,000 shares issued	-	10
Series C, -0- and 100,000 shares issued	-	10
Series D, 1,500,000 and -0- shares issued	150	-
Common stock; $.0001 par value; 750,000,000 shares
authorized; 63,156,751 and 645,834 shares issued
and outstanding, respectively	6,315	65
Paid-in capital	24,037,268	23,041,787
Accumulated deficit	(23,492,953)	(22,231,745)
Total Stockholders' Equity	550,780	810,127
Total Liabilities and Stockholders' Equity	$1,314,159	$1,347,418

The accompanying notes are an integral part of these financial statements.

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$61,266	$132,878	$260,992	$356,183
Cost of goods sold	27,509	66,872	189,450	185,720

Gross profit	33,757	66,006	71,542	170,463

Payroll expense	93,882	169,125	756,311	506,100
Professional and consulting expense	72,014	85,336	203,642	469,603
Research and development	51,444	293,547	183,870	508,842
General and administrative expenses	68,607	110,226	185,900	357,162
Impairment loss	-	-	-	3,264,000
	285,947	658,234	1,329,723	5,105,707

Earnings (loss) from operations	(252,190)	(592,228)	(1,258,181)	(4,935,244)

Other income (expense)
Gain (loss) on disposal of property and equipment	-		-	(8,658)
Interest income (expense), net	(527)	(3,233)	(3,027)	(4,796)

Total other income (expense)	(527)	(3,233)	(3,027)	(13,454)

Earnings (loss) before provision
for income taxes	(252,717)	(595,461)	(1,261,208)	(4,948,698)
Provision for income taxes	-	-	-	-
Net loss	$(252,717)	$(595,461)	$(1,261,208)	$(4,948,698)

Loss per common share, basic	$(0.02)	$(1.28)	$(0.27)	$(13.27)
Weighted average common shares outstanding	11,946,924	466,765	4,605,873	372,923

The accompanying notes are an integral part of these financial statements.

ECLIPS ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	September 30,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(1,261,208)	$(4,948,698)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation & Amortization	129,227	51,662
Impairment loss	-	3,264,000
Loss on disposal of property and equipment	-	8,658
Stock based consulting & compensation expense	656,962	14,000
Stock based donation	-	22,800
(Increase) decrease in:
Accounts receivable	13,857	(39,100)
Inventory	(3,531)	7,102
Prepaid expenses and other assets	(87,041)	203,368
Increase (decrease) in:
Accounts payable	285,663	29,698
Accrued expenses	(59,575)	56,387
Total adjustments	935,562	3,618,575
Net cash used in operating activities	(325,646)	(1,330,123)

Cash flows from investing activities:
Purchase of equipment	(787)	(189,977)
Proceeds from disposal of property and equipment	-	26,171
Investment in subsidiary	-	325,000
Proceeds from loan receivable	-	1,688
Net cash provided by investing activities	(787)	162,882

Cash flows from financing activities:
Proceeds from issuance of common stock	344,899	1,382,448
Proceeds from loan payable	-	17,000
Repayment of loans payable to related parties	-	(67,000)
Advances from related party, net	-	-
Proceeds from line of credit	-	62,608
Repayment of line of credit	-	(62,608)
Net cash provided by financing activities	344,899	1,332,448

Net increase (decrease) in cash	18,466	165,207
Cash, beginning of year	370	43,112
Cash, end of year	$18,836	$208,319

Supplemental disclosures of noncash investing
and financing activities:
Accrual of prepaid services	$-	$20,535
Common stock issued for prepaid services	$-	$250,000
Donation of common shares	$-	$22,800
Contribution of capital for payment of consulting	$-	$14,000
Equipment purchased by credit	$-	$8,078
License acquired in acquisition	$-	$31,000
Shares issued for acquisition of subsidiary	$-	$4,118,000
Conversion of debt to equity (preferred stock)	$58,257	$-
Conversion of preferred stock to common stock	$7,250,000	$-

Supplemental cash flow information:
Cash paid in interest	$6,095	$1,670
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EClips Energy Technologies, Inc and Subsidiaries

Notes to Financial Statements

(unaudited)

Three and Nine Months Ended September 30, 2009 and 2008

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

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended September 30, 2009 and 2008; (b) the financial position at September 30, 2009, and (c) cash flows for the three and nine month periods ended September 30, 2009 and 2008.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

In August 2009, the Company’s Board of Directors approved a reverse split of the Company’s common stock by a ratio of one (1) share for each one hundred fifty (150) shares issued and outstanding (1-for-150 reverse).  All shares and per share values are retroactively stated at the post stock-split shares.

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

Cash

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of nine months or less to be cash equivalents.

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

The Company has capitalized website development costs for web site development.  The costs are being amortized over the estimated life of the website of three years.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company recognized $0 and $3,264,000 of impairment losses for the nine month periods ended September 30, 2009 and 2008, respectively.

Income taxes

The Company accounts for income taxes under the liability method which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

.

Warranty Costs

The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company has not experienced any significant warranty expense and considers the current reserves adequate.  Management reviews warranty expenses incurred on a periodic basis considers any required increase or decrease of the reserve.  The warranty reserve as of September 30, 2009 and December 31, 2008 was $5,227.  There has been no warranty expense recognized for the periods presented.

Freight Costs

The Company includes freight-in costs in cost of goods sold. Total freight-in included in cost of goods sold for the years ended September 30, 2009 and 2008 was $3,567 and $3,845, respectively.

Advertising Expense

The Company follows the policy of charging advertising and promotions to expense as incurred.  Advertising expense was $4,267 and $54,749 for the nine months ended September 30, 2009 and 2008, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Capitalized research and development assets with alternative future uses are amortized to research and development expense over the estimated useful life of the asset.  Research and development costs were expensed, for the three and nine months ended September 30, 2009 and 2008 in the amount of $51,444, $293,547, $183,870 and $508,842, respectively.

Earnings (loss) per common share

Loss per share is based on the weighted average number of common shares outstanding during each period.  For the nine month periods ended September 30:

	2009	2008
Net income (loss) per share basic and diluted:
Net income (loss)	$(1,261,208)	$(4,948,698)
Weighted average shares	4,605,873	372,923
Net income (loss) per share	$(0.27)	$(13.27)

Potentially dilutive options and preferred stock conversion were not included in the computation of dilutive net earnings per share as their effect would have been anti-dilutive.  For the period ended September 30, 2009, a total of 570,594 options, as adjusted for reverse split, were excluded from the computation.  There were no dilutive common stock equivalents as of September 30, 2009.

Share Based Payments

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

Stock compensation, when issued, were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  Stock based compensation was $656,952 and $14,000, for the nine months ended September 30, 2009 and 2008, respectively.

Subsequent Events

These interim financial statements were approved by management and were issued on November 12, 2009. Subsequent events have been evaluated through this date.

2.  Mergers and acquisitions:

Pure Air Technologies, Inc. (PATI)

On October 11, 2006, the Company acquired 100% of the issued and outstanding stock of Pure Air Technologies, Inc. (PATI), a subsidiary of UTEK Corporation in a tax free stock for stock exchange.  PATI was incorporated in the State of Florida on August 7, 2006 and had no prior accounting activity and no liabilities as of the date of the acquisition. The Company issued 100,000 shares of the Company Series A convertible preferred stock in exchange for $300,000 cash, $231,709 of prepaid sponsored research and license agreements, including a worldwide exclusive license in the field of air purification, for a technology designed to help eliminate organic and biological airborne organisms.   The Preferred Stock issued in the exchange is restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The 100,000 shares of preferred stock plus $202,500 of accrued dividends were converted into 56,250 (8,437,500 pre-reverse split) shares of common stock on October 17, 2007.

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

Hydrogen Safe Technologies, Inc. (HSTI)

On September 28, 2007, the Company acquired Hydrogen Safe Technologies, Inc. (HSTI) in a tax-free stock for stock exchange.  As consideration for the agreement, the Company issued 50,000 (7,500,000 pre-reverse split) unregistered shares of common stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of HSTI, assignment of an exclusive technology license for the detection of hydrogen in vehicles, engines and / or water heaters using hydrogen and oxygen, prepaid consulting fees, related to a nine month consulting agreement, and $450,000 cash.

The acquisition of HSTI was considered to be a purchase of productive assets, as a result of the analysis of the inputs, processes and outputs and consideration of the total concentration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill was recognized on the purchase.

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

The preferred shares may be converted by the holder at any time into common stock prior to the sixty month anniversary of the execution of the agreement into the value of $3,500,000 of common shares of the Company, based on the average of the five day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any non-converted shares of the Series B Convertible Preferred Stock.  The shares may be repurchased within twelve months at 105%; within thirteen and twenty-four months at 110%; within twenty-five and thirty-six months at 115%; and at anytime after thirty-six months at 120% of the value of the original pro rata purchase price.  The convertible preferred shares have no voting rights.  The 100,000 shares of preferred stock were converted into 367,454 (55,118,111 pre-reverse split) shares of common stock on May 7, 2009.

The acquisition of AAEI was considered to be a purchase of productive assets, as a result of the analysis of the inputs, processes and outputs and consideration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill was recognized on the purchase.

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

H-Hybrid Technologies, Inc. (HHTI)

On September 26, 2008, the Company acquired H-Hybrid Technologies, Inc. (HHTI) in a tax-free stock for stock exchange.  HHTI was incorporated in the State of Florida on September 18, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series C Convertible Preferred Stock to UTEK Corporation and 33,333 (5,000,000 pre-reverse split) unregistered common shares, restricted for twelve months after the effective date, to Hydrogen Technology Application, Inc. (HTA) in exchange for 100% of the issued and outstanding shares of HHTI and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.  The patents were acquired to complement and further assist our research and development efforts.

The acquisition of HHTI is considered to be a purchase of productive assets, as a result of the analysis of the inputs, processes and outputs and consideration of the total concentration of the fair value of the transferred assets to the acquisition.  Accordingly, no goodwill will be recognized on the purchase. The identifiable assets of HHTI include cash and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.

The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights.  The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock is convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any outstanding shares of the Series C Convertible Preferred Stock.  The outstanding shares of the Series C Convertible Preferred Stock shares may be repurchased within twelve months at 105% of the aforementioned conversion price; within thirteen and twenty-four months at 110% of the aforementioned conversion price; within twenty-five and thirty-six months at 115% of the aforementioned conversion price; and at any time after thirty-six months at a 120% of the aforementioned conversion price.  The convertible preferred shares have no voting rights.  The 100,000 shares of preferred stock were converted into 159,236 (238,853,503 pre-reverse split) shares of common stock on June 29, 2009.

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

3.  Inventory:

Inventory consists of the following:

	September 30,	December 31,
	2009	2008
Raw materials	$68,287	$62,614
Work in Process	-	-
Finished goods	26,975	26,152
Purchased finished goods	20,989	23,940
	116,251	112,706
Less allowance for obsolescence	(13,070)	(13,056)
	$103,181	$99,650

4.  Other Current Assets:

During the year ended December 31, 2006, the Company loaned $30,000 to a consultant with an original maturity date of November 15, 2007.  The loan which accrues interest at 6% annum was converted to a demand note, with no maturity date.  As of September 30, 2009 and December 31, 2008, accrued interest was $5,185 and $3,837, respectively, and is included in other current assets.

Other current assets also include deferred consulting expense of $0 and $23,794 as of September 30, 2009 and December 31, 2008.

5.  Property and Equipment:

Property and equipment consist of:

	September 30,	December 31,
	2009	2008
Autos and Trucks	$43,544	$43,544
Furniture, Fixtures and Equipment	381,567	380,778
Leasehold Improvements	19,423	19,423
	444,534	443,745
Accumulated Depreciation	(187,125)	(150,538)
	$257,409	$293,207

Office equipment at September 30, 2009 and December 31, 2008 includes equipment acquired under a capital lease with a capitalized value of $16,073.  Related amortization included in accumulated depreciation was $16,073 at September 30, 2009 and December 31, 2008.

Depreciation expense totaled $36,585 and $36,129 for the nine months ended September 30, 2009 and 2008, respectively.

6.  Intangible Assets:

Other assets include license agreements in the total amount of $943,010.  The Company has worldwide exclusive licenses in the field of air purification, for technology designed to help eliminate organic and biological airborne organisms; and for the exclusive rights for surface acoustic wave hydrogen sensor technology, which includes the rights for use, sub-licensing and selling related licensed products; and a hydrogen technology application.  Licenses are being amortized over a life of 10-17 years.  Amortization expense was for the nine months ended September 30, 2009 and 2008 was $69,812 and $24,005, respectively.

The Company has capitalized website development costs totaling $45,650, which are reflected net of accumulated amortization of $29,484 and $18,210 for the periods ending September 30, 2009 and December 31, 2008, respectively. The costs are being amortized over the estimated life of the website of three years.  Amortization expense related to the website development was $11,274 and $7,970 for the nine month periods ended September 30, 2009 and 2008, respectively.

Intangible assets consisted of the following:

	September 30,	December 31,
	2009	2008
License and patents	$943,010	$818,000	10 - 17 year
Website Development	45,650	45,650	3 year
	988,660	863,650
Accumulated Amortization	(131,302)	(38,660)
	$857,358	$824,990

Future amortization of intangible assets:
2009	$27,028
2010	98,120
2011	92,596
2012	89,154
2013	89,154
2014	89,154
thereafter	372,152
	$857,358

For the nine month period ended September 30, 2009 and 2008, the Company had written off $0 and $3,264,000, respectively of intangible assets (see note 2).

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

The research and development lease expires on October 14, 2009 and month to month thereafter.  The payment of its rent is guaranteed by the Company's President. The lease requires the Company to maintain comprehensive general liability insurance with minimum limits of $1,000,000 combined single limit coverage of bodily injury, property damage or combination thereof.  The lessor shall be listed as an additional insured on this policy.

Total rent expense on these leases was $54,718 for the nine months ended September 30, 2009 and 2008.

8.  Related Party Transactions:

The Company leases their corporate office facility from their Chief Operation Officer and Director.  The lease expires in October 2009.  The total rent expense related to this lease was $54,718 for the nine months ended September 30, 2009 and 2008.

The Company has a month to month consulting agreement for investor services with a Director of the Company.  As of September 30, 2009 the company had expensed approximately $45,000 for these services.

During 2008, the Company entered into an agreement with UTEK for services to be rendered related to comparative analysis of intellectual property developments.  As payment for these services the company issued 12,820 (1,923,077 pre-reverse split) unregistered common shares which were valued at the fair market value of the common shares at the date of agreement and recorded as a prepayment for the services to be rendered.  For the year ended December 31, 2008, the full value of $250,000 had been recognized as expense.

In 2009 the Company entered into an employment agreement with their Chief Executive Officer.  The agreement provided an annual salary and 4,000 (600,000 pre-reverse split) shares of common stock, immediately vested.  The stock was valued at the fair market value at the date of issuance, resulting in stock-based compensation expense of $13,200.

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

9.   Concentrations of Credit Risk:

The Company sells its products to customers on an open credit basis.  The Company's trade accounts receivable are due from such customers and are generally uncollateralized.  During the nine months ended September 30, 2009 two customers accounted for approximately 27.8% of the Company’s sales.  For the nine months ended September 30, 2008 one customer accounted for approximately 14% of Company sales.

 10.  Income Taxes:

The provision for federal and state income taxes for the years ended September 30 is as follows:

	2009	2008
Current	$-	$-
Deferred	-	-
Total Provision for Income Taxes	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$7,262,400	$6,381,700
Other	7,000	13,300
Total deferred tax assets	$7,269,400	$6,395,000

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$19,000	$11,200
Total deferred tax liabilities	$15,000	$11,200

Net deferred tax asset before valuation allowance	$7,250,400	$6,363,300
Valuation allowance	(7,250,400)	(6,363,300)
Net deferred tax asset	$-	$-

The Company has recorded a 100% valuation allowance against the net deferred tax asset at September 30, 2009 and 2008 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards. The valuation allowance increased $466,400 and $406,200 in the nine month periods ended September 30, 2009 and 2008, respectively.  At December 31, 2008, the Company has available unused federal net operating losses of approximately $18,100,000 that may be used against future taxable income and if not utilized, will expire by the end of 2026.

Income taxes for the nine month periods ended September 30, 2009 and 2008 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	2009	2008
Expected provision (benefit)	$(470,400)	$(1,480,100)
Effect of:
State income taxes net of federal benefits	(41,600)	(38,300)
Non-deductible (income) expense	45,600	1,120,900
Other, net	0	(8,700)
Change in valuation allowances	466,400	406,200
	$-	$-

11.  Stock Transactions:

Reverse Stock Split

On July 28, 2009 the Board of Directors approved a reverse split of the Company’s common stock by a ratio of one (1) share for each one hundred fifty (150) shares issued and outstanding (1-for-150 reverse). The Company filed appropriate applications with FINRA to provide notice of the reverse stock split to the market and requested new CUSIP numbers for its common stock. On August 24, 2009, FINRA approved the Company’s proposed reverse stock split and advised the Company that the reverse stock split would take effect at the open of business on August 25, 2009.  All shares and per share values are retroactively stated at the post stock-split shares.

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

Service Shares and Agreements

The Company sold fifty million (50,000,000) shares of its common stock on September 15, 2009.  The Company sold the Shares in exchange for forgiveness of accrued salary in the amount of fifty thousand dollars ($50,000) due to a Company employee. The Shares were sold pursuant to the transaction exemption from registration in Section 4(2) of the Securities Act of 1933.  The Shares were sold to an affiliated person who is a sophisticated investor.  The shares were valued at the fair market value of the shares at $120,500, representing an additional $70,500 of stock-based compensation, recognized in the quarter ending September 30, 2009.

During the nine months ended September 30, 2009 and 2008, the Company issued shares of common stock for various consulting and other services, in payment of work performed valued at approximately $56,962 and $14,000, respectively.

On January 8, 2008, the Company donated 667 (100,000 pre-reverse split) shares of stock to an organization.  The stock was valued at the stock closing price on the date of the donation which was $34,18 ($0.228) resulting in a total expense of $22,800.

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

During the twelve month period in which UTEK was holding the preferred stock, the Company accrued interest at an annual rate of 5%, compounded quarterly, which was payable in cash or common shares of the Company.  On October 11, 2007, UTEK Corporation converted all of the 100,000 Series A convertible preferred shares that were issued with the acquisition of Pure Air Technologies, Inc.  In addition, accrued dividends in the amount of $202,500 were converted.  A total of 56,250 (8,437,500 pre-reverse split) Common Shares of the Company were issued for the conversions.

Acquisition – Hydrogen Safe Technologies, Inc.

On September 28, 2007, the Company acquired Hydrogen Safe Technologies, Inc. (“HSTI”) in a tax-free stock for stock exchange.  As consideration for the agreement, the Company issued 50,000 (7,500,000 pre-reverse split) unregistered shares of common stock to UTEK Corporation in exchange for 100% of the issued and outstanding shares of HSTI, assignment of an exclusive technology license for the detection of hydrogen in vehicles, engines and / or water heaters using hydrogen and oxygen, prepaid consulting fees, related to a nine month consulting agreement, and $450,000 cash.

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

The preferred shares may be converted by the holder at any time into common stock prior to the sixty month anniversary of the execution of the agreement into the value of $3,500,000 of common shares of the Company, based on the average of the five day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any non-converted shares of the Series B Convertible Preferred Stock.   The 100,000 shares of preferred stock were converted into 367,454 (55,118,111 pre-reverse split) shares of common stock on May 7, 2009.

Acquisition – H-Hybrid Technologies, Inc.

On September 26, 2008, the Company acquired H-Hybrid Technologies, Inc. (HHTI) in a tax-free stock for stock exchange.  HHTI was incorporated in the State of Florida on September 18, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series C Convertible Preferred Stock to UTEK Corporation and 33,333 (5,000,000 pre-reverse split) unregistered common shares to Hydrogen Technology Application, Inc. (HTA) in exchange for 100% of the issued and outstanding shares of HHTI and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.

The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights.  The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock is convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion.  The 100,000 shares of preferred stock were converted into 1,592,356 (238,853,503 pre-reverse split) shares of common stock on June 29, 2009.

Stock Options

In February 2007, the company issued 4,333 (650,000 pre-reverse split) stock options to a director of the company for consulting services valued at approximately $182,836.  The expense was recognized for the year ended December 31, 2007.

During the years ended December 31, 2008 and 2007, the Company issued rights to purchase stock in the amount of 7,160 (1,074,000 pre-reverse split) and 8,333 (1,250,000 pre-reverse slip shares, respectively. The exercise price ranges from $15.00 ($0.10) to $75.00 ($0.50) per share and the options can be exercised for a period of three years.

Employee Stock Options

On September 18, 2008, the Board of Directors for the Company approved a Stock Grant and Option Plan (the “2008 SGOP”) that provides for the issuance of up to 133,333 (20 million pre-reverse split) shares of the Company’s common stock to officers, directors, employees and consultants who render bona fide services to the Company.  In connection with approval of the Stock Plan, the Board of Directors for the Company also has approved the filing of a registration statement with the Securities and Exchange Commission on Form S-8, on November 26, 2008, to facilitate registration of the 20 million shares of common stock allocated for ultimate distribution by the Stock Plan.  No shares were issued for the nine months ended September 30, 2009.

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

13.  Recent Accounting Pronouncements:

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4,

Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our condensed financial statements.

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

During the first quarter of 2009, the Company has been named in a legal action by a former employee.  See note 12, Legal Matters for a discussion of this event.  In October 2009, the Company entered into a settlement to terminate the legal action. The settlement of the legal action did not have a material adverse impact on the financial condition or cash flows of the Company.

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

Selected Historical Data	September 30, 2009	September 30, 2008

Revenue	$260,992	$356,183
Total Operating Expenses	1,329,723	5,105,707
Income (Loss) From Operations	(1,258,181)	(4,935,244)
Other Income (Expense)	(3,027)	(13,454)
Benefit (Provision For Income Taxes)	-	-
Net Loss	(1,261,208)	(4,948,698)
Net Income (Loss) Per Share Of Common Stock	(0.27)	(13.27)

Results of Operations

For the three and nine months ended September 30, 2009 and 2008

Revenues

Total product sales were $61,266, $132,878, $260992, and $356183 for the three and nine months ended September 30, 2009 and 2008, respectively.  The Company has had decreased sales, due to decrease in product orders, believed to be from the decrease in housing construction and other general economic conditions.  Gross profit on sales has deteriorated in the comparative three month periods, due to increased costs and the reduced production cycle has increased the direct labor and overhead burdens, negatively affecting the gross margins.

Operating Expenses

Our operating expenses for the three months ended September 30, 2009 was $285,947 and $658,234, respectively.  The decrease in the three month period ended September 30, 2009 is a direct result in reduced spending and reduction of non-cash, stock-based compensation less than the comparative period.

Our operating expenses for the nine months ended September 30, 2009 and 2008 was $1,329,723 and $5,105,707, respectively.  The 2008 expense included the non-cash impairment loss charge of $3,264,000.  If the impairment loss is excluded from the September 30, 2008 operating expenses, the operating expenses for both nine month periods would be comparable.

We expect significant increases in future consulting, salary and research and development expenses as a result of the development and launch of our new product offering (the Pure Air solution).

Net Loss

Net losses incurred in all periods presented have been primarily due to the operating costs.  These expenses resulted in the net losses in the amount of $252,717, $595,461, $1,261,208 and $4,948,698 for the three and nine months end September 30, 2009 and 2008 respectively.  The variances in the year over year net loss was due primarily from operating expenses, as described above.  At this time, normal costs of   public filing will continue, which requires significant expenditures for professional expense, and it is not known when significant revenues will occur to off-set these expenses.  Additionally, in efforts to find alternative credit, the Company has had the necessity to issue common stock in payment of critical services.   The costs incurred may not be indicative of the costs, had conventional payment methods been available.

Liquidity and Capital Resources

The cash used in operating activities for the nine months ended September 30, 2009 was less than the cash used in the same period for 2008 by approximately $1,004,000.  Gross profit from sales reduced from prior year comparative financials.  General and administrative expenses and operating expenses, excluding non-cash charges of impairment and stock-based compensation, remained reasonably consistent.

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

During the first quarter of 2009, the Company has been named in a legal action by a former employee.  See note 12, Legal Matters for a discussion of this event. In October 2009, the Company entered into a settlement to terminate the legal action. The settlement of the legal action did not have a material adverse impact on the financial condition or cash flows of the Company.

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

The Company evaluates deferred tax assets for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors.  At December 31, 2008, our net deferred tax assets are comprised principally of net operating loss carry forwards (NOL’s).  Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorate basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

The Company’s management, including the Chief Executive Officer, Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

From time to time the Company may be a party to litigation matters involving claims against the Company.  In the first quarter of 2009, a suit has been brought against the company by a former employee regarding a terminated employment agreement.  The Company believes it has a strong defense in all significant matters of the case.  However, this matter may result in an adverse judgment or award, or the Company may choose to settle the matter, due to the associated costs and risk of continuing.  The Company believes it is not possible to determine whether a loss will be incurred, or to estimate any potential losses, that would be material to the financial statements.  Based on current information, management believes that the resolution of matters currently pending will not have a material adverse impact on the financial condition or cash flows of the Company. In October 2009, the Company entered into a settlement to terminate the legal action. The settlement of the legal action did not have a material adverse impact on the financial condition or cash flows of the Company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending September 30, 2009, the Company issued unregistered shares of its common stock as set forth in the table below.

Date	Name	Total Dollar Amount	Price per Share	Total Number of Shares
05/07/09	UTEK Corporation	--	--	55,118,111
06/29/09	UTEK Corporation	--	--	238,853,503
09/14/09	Benjamin C. Croxton	--	--	50,000,000

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

The preferred shares may be converted by the holder at any time into common stock prior to the sixty month anniversary of the execution of the agreement into the value of $3,500,000 of common shares of the Company, based on the average of the five day closing price prior to the conversion.  At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any non-converted shares of the Series B Convertible Preferred Stock.   The 100,000 shares of preferred stock were converted into 367,454 (55,118,111 pre-reverse split) shares of common stock on May 7, 2009.

On September 26, 2008, the Company acquired H-Hybrid Technologies, Inc. (HHTI) in a tax-free stock for stock exchange.  HHTI was incorporated in the State of Florida on September 18, 2008.   As consideration for the agreement, the Company issued 100,000 shares of Series C Convertible Preferred Stock to UTEK Corporation and 33,333 (5,000,000 pre-reverse split) unregistered common shares to Hydrogen Technology Application, Inc. (HTA) in exchange for 100% of the issued and outstanding shares of HHTI and assignment of an exclusive technology license for the use of three patents and one patent applied for but not yet issued.

The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights.  The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock is convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion.  The 100,000 shares of preferred stock were converted into 1,592,356 (238,853,503 pre-reverse split) shares of common stock on June 29, 2009.

The Company sold fifty million (50,000,000) shares of its common stock on September 15, 2009.  The Company sold the Shares in exchange for forgiveness of accrued salary in the amount of fifty thousand dollars ($50,000) due to a Company employee. The Shares were sold pursuant to the transaction exemption from registration in Section 4(2) of the Securities Act of 1933.  The Shares were sold to an affiliated person who is a sophisticated investor. The shares were valued at the fair market value of the shares at $120,500, representing an additional $70,500 of stock-based compensation, recognized in the quarter ending September 30, 2009.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Sarbanes-Oxley Act of 2002

(99.0)

Additional exhibits

None

(d)

Reports on Form 8-K

During the quarter ending September 30, 2009, the Company filed the following Form 8Ks:

July 30, 2009

Item 5.02 Departure of Certain Directors

August 26, 2009

Item 8.01 Other Events - Reverse Stock Split

September 21, 2009

Item 3.02 Unregistered Sales of Equity Securities

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

Date: November 16, 2009

By:  /s/: BENJAMIN C. CROXTON

BENJAMIN C. CROXTON,

Chief Executive Officer

Chief Financial Officer, Director