Form 10-K
period 2009-12-31
ECLIPS ENERGY TECHNOLOGIES, INC.
filed 2010-04-08
CIK 1058307

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission files number 000-25097
EClips Energy Technologies, Inc.
(Name of small business issuer in its charter)

FLORIDA	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3900A 31st Street North, St. Petersburg, Florida	33714
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 727-525-5552
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a sell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2009 was approximately $6,636,848 (3,150,652 shares of common stock, post reverse split, held by non-affiliates) based upon the average high and low stock price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on June 30, 2009 of $2.1065.
As of April 5, 2010, the Company had outstanding 74,762,669 shares of common stock, $0.0001 par value.

ECLIPS ENERGY TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2009

Special Note Regarding Forward Looking Statements.
This annual report on Form 10-K of EClips Energy Technologies, Inc. for the fiscal year ended December 31, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. Unless the context otherwise requires, references in this annual report to “we,” “us,” “our,” or the “Company” refer to EClips Energy Technologies, Inc. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision.
You should not rely on forward-looking statements in this annual report. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by EClips Energy Technologies, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:
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
PART I
Item 1. Description of Business.
The Company.
EClips Energy Technologies, Inc., (“EET” the “Company”, “Eclips”, “we” or “us”) is a Florida Corporation with principal executive offices at 3900 31st Street North, St. Petersburg, FL 33714.
The Company’s operations were developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations.
Recent Developments
On December 22, 2009, the Company entered into a Stock Purchase Agreement, (the “Purchase Agreement”) by and among the Company, Benjamin C. Croxton (the “Seller”), and certain purchasers of securities owned by the Seller, representing a controlling interest in the Company (each a “ Purchaser ” and collectively the “Purchasers”). The Purchase Agreement was subsequently amended on January 12, 2010. As amended the Purchase Agreement contemplates a change of control of the Company through the resignation of the existing officers and directors, and the purchase, in privately negotiated transactions, of outstanding shares of the Company from the Seller, and the appointment of Greg Cohen as director and Chief Executive Officer.

Pursuant to the Purchase Agreement, Purchasers agreed to purchase from the Seller an aggregate of (i) 50,000,000 shares of common stock, $0.001 par value (“Common Stock”) and (ii) 1,500,000 shares of Series D preferred stock (the “Series D Preferred Stock” and collectively with the Common Stock, the “Shares”), comprising approximately 82% of the issued and outstanding shares of voting stock of the Company. The closing of the purchase of the Shares occurred on February 4, 2010. Upon closing of the Purchase Agreement, a change of control occurred in which Auracana, LLC has control of the Company through the exercise of the voting rights attributable to the voting power of 500 votes for each share outstanding of the Company’s Series D Preferred Stock acquired from the Seller (750,000,000 votes total). There is no agreement or understanding in effect among the Purchasers with respect to the voting of any of the Shares.
In connection with the Purchase Agreement, the Company and Seller entered into a release pursuant to which in consideration for the termination of Seller’s employment agreement, dated January 31, 2006, the Company issued to Seller 1,100,000 shares of the Company’s common stock.  Furthermore, the Company agreed to transfer to Seller or Seller’s designee, Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted to Seller a five-year option for the purchase of H-Hybrid Technologies, Inc.
During late 2009, the Company began to explore other business opportunities which in light of the execution of the Purchase Agreement, likely will be limited to business opportunities introduced by Purchasers, and disposition of its existing businesses. Although no agreement has been entered, the Company has been advised by Purchasers that a privately owned online sports marketing and fantasy sports website and related businesses (the “Proposed Business”) is being proposed to be acquired following the closing of the Purchase Agreement. Mr. Cohen is not affiliated with the Proposed Business.
On March 16, 2010, the Company filed a definitive information statement of Schedule 14C (the “Definitive Schedule 14C”) with the Securities and Exchange Commission (the “SEC”) notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into an Agreement and Plan of Merger (the “Merger Agreement”) with its newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation (“EClips Media”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company will be merged with and into EClips Media with EClips Media continuing as the surviving corporation (the “Merger”). The Merger will be effective approximately 20 days after the mailing of the Definitive Schedule 14C.
On the effective date of the Merger, (i) each issued and outstanding share of common stock of the Company shall be converted into two (2) shares of EClips Media common stock, (ii) each issued and outstanding share of Series D preferred stock of the Company shall be converted into two (2) shares of EClips Media Series A preferred stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media common stock. The outstanding 6% convertible debentures due February 4, 2012 of the Company shall be assumed by EClips Media and converted into outstanding 6% convertible debentures due February 4, 2012 of EClips Media. All options and rights to acquire the Company’s common stock, and all outstanding warrants or rights outstanding to purchase the Company’s common stock, will automatically be converted into equivalent options, warrants and rights to purchase two (2) times the number of shares of EClips Media common stock at fifty (50%) percent of the exercise, conversion or strike price of such converted options, warrants and rights.
Item 1A. Risk Factors
The Company qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1), and is not required to provide the information required by this Item.
Item 1B. Unresolved Staff Comments
None.

Item 2. Description of Property.
The Company maintains its main office which houses its corporate and manufacturing facilities and research and development. The lease for this office expired on February 28, 2010 and as of the date of this Form 10-K, the Company has not renewed such lease.
Item 3. Legal Proceedings.
None
Item 4. Reserved.
This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol ECET.OB. The following table sets forth the high and low sales prices for each quarter of the calendar years ended December 31, 2009 and 2008 as reported on the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Common Stock
	High	Low
1st quarter 2008	$51.00	$28.50
2nd quarter 2008	39.00	10.50
3rd quarter 2008	21.00	12.00
4th quarter 2008	22.50	7.65

1st quarter 2009	$10.50	$2.25
2nd quarter 2009	12.30	1.52
3rd quarter 2009	7.80	0.08
4th quarter 2009	0.95	0.03

*	All per share amounts retroactively adjusted for 1:150 reverse stock split effective August 2009.
Holders of Common Stock
As of April 5, 2010, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 480.
Dividend Policy
The Company currently does not anticipate that it will pay any cash dividends on its common stock in 2010 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company’s financial condition, capital requirements and business condition.
Securities Authorized For Issuance Under Equity Compensation Plans
As of December 17, 2009 all existing equity compensation plans were terminated or forfeited.
Item 6. Selected Financial Data.
The Company qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1), and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Notice Regarding Forward Looking Statements
The information contained in this Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.
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
Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Introduction
We began operations in 1984 under the corporate name of Professional Technical Systems, Inc. (“PTS”). PTS merged with the Company (formerly known as World Energy Solutions, Inc.) in November 2005 (the “November 2005 Merger”) In connection with the November 2005 Merger, we changed our name from “World Energy Solutions, Inc.” to “EClips Energy Technologies, Inc.”

The Company’s operation were manufacturing and selling transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and applications to distributors and customers throughout the United States. In December 2009, the Company discontinued these operations.
Recent Developments
On December 22, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, Benjamin C. Croxton (the “Seller”), and certain purchasers of securities owned by the Seller, representing a controlling interest in the Company (each a “ Purchaser ” and collectively the “Purchasers”). The Purchase Agreement was subsequently amended on January 12, 2010. As amended the Purchase Agreement contemplates a change of control of the Company through the resignation of the existing officers and directors, and the purchase, in privately negotiated transactions, of outstanding shares of the Company from the Seller, and the appointment of Greg Cohen as director and Chief Executive Officer. Pursuant to the Purchase Agreement, Purchasers agreed to purchase from the Seller an aggregate of (i) 50,000,000 shares of common stock, $0.001 par value (“Common Stock”) and (ii) 1,500,000 shares of Series D preferred stock (the “Series D Preferred Stock” and collectively with the Common Stock, the “Shares”), comprising approximately 82% of the issued and outstanding shares of voting stock of the Company. The closing of the purchase of the Shares occurred on February 4, 2010. Upon closing of the Purchase Agreement, a change of control will occur in which Auracana, LLC will effectively have control of the Company through the exercise of the voting rights attributable to the voting power of 500 votes for each share outstanding of the Company’s Series D Preferred Stock acquired from the Seller (750,000,000 votes total). There is no agreement or understanding in effect among the Purchasers with respect to the voting of any of the Shares.
During late 2009, the Company began to explore other business opportunities which in light of the execution of the Purchase Agreement likely will be limited to business opportunities introduced by Purchasers, and disposition of its existing businesses. Although no agreement has been entered, the Company has been advised by Purchasers that a privately owned online sports marketing and fantasy sports website and related businesses (the “Proposed Business”) is being proposed to be acquired following the closing of the Purchase Agreement. Mr. Cohen is not affiliated with the Proposed Business.
In connection with the Purchase Agreement, the Company and Seller entered into a release pursuant to which in consideration for the termination of Seller’s employment agreement, dated January 31, 2006, the Company issued to Seller 1,100,000 shares of the Company’s common stock.  Furthermore, the Company agreed to transfer to Seller or Seller’s designee, Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted to Seller a five-year option for the purchase of H-Hybrid Technologies, Inc.
On March 16, 2010, the Company filed the Definitive Schedule 14C with the SEC notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into the Merger Agreement with its newly-formed wholly-owned subsidiary, EClips Media, for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company will be merged with and into EClips Media with EClips Media continuing as the surviving corporation (the “Merger”). The Merger will be effective approximate 20 days after the mailing of the Definitive Schedule 14C.
On the effective date of the Merger, (i) each issued and outstanding share of common stock of the Company shall be converted into two (2) shares of EClips Media common stock, (ii) each issued and outstanding share of Series D preferred stock of the Company shall be converted into two (2) shares of EClips Media Series A preferred stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media common stock. The outstanding 6% convertible debentures due February 4, 2012 of the Company shall be assumed by EClips Media and converted into outstanding 6% convertible debentures due February 4, 2012 of EClips Media. All options and rights to acquire the Company’s common stock, and all outstanding warrants or rights outstanding to purchase the Company’s common stock, will automatically be converted into equivalent options, warrants and rights to purchase two (2) times the number of shares of EClips Media common stock at fifty (50%) percent of the exercise, conversion or strike price of such converted options, warrants and rights.

Results of Operations
For the years ended December 31, 2009 and 2008
The Company discontinued its current operations.
Operating Expenses
Costs associated with the administration of the Company were included in continued operations. Allocation was made for the administrative duties incurred, in relation to the public entity. Payroll expenses were $117,249 and 141,079 for the years ended December 31, 2009 and 2008, respectively. The decrease was due to the termination of 2 executives in 2008.
Professional and consulting expenses were $114,938 and $242,918 for the years ended December 31, 2009 and 2008, respectively. Professional expenses were incurred for the audits and public filing requirements.
General and administrative costs were $47,509 and 47,518 for the years ended December 31, 2009 and 2008, respectively. General and administrative costs were allocated to the support function of the Company on a consistent basis and represents predominately fixed costs.
Discontinued Operations
For the years ended December 31, 2009 and 2008 we recorded total loss from discontinued operations of $1,907,663 and $5,302,476, respectively, associated with the discontinuance of our subsidiaries. Included in the Loss from discontinued operations, total product sales from discontinued operations were $313,660 and $456,269 for the years ended December 31, 2009 and 2008, respectively. The Company has had decreased sales related to discontinued operations, due to decrease in product orders, believed to be from the decrease in housing construction and other general economic conditions. Impairment charges have been included in the loss from discontinued operations, in the amounts of $770,062 and $3,264,000 for the years ended December 31, 2009 and 2008, respectively. A further discussion of the effects of these discontinued operations is included in Note 3 of the notes to consolidated financial statements appearing elsewhere in this report.
Net Loss
Net losses incurred in all periods presented have been primarily due to the operating costs. These expenses resulted in the net losses in the amount of $2,248,665 and $5,747,029 for the years ended December 31, 2009 and 2008 respectively. The variances in the year over year net loss was due primarily from operating expenses, as described above. At this time, normal costs of public filing will continue, which requires significant expenditures for professional expense, and it is not known when significant revenues will occur to off-set these expenses. Additionally, in efforts to find alternative credit, the Company has had the necessity to issue common stock in payment of critical services. The costs incurred may not be indicative of the costs, had conventional payment methods been available. Subsequent to the year end, the Company is seeking to acquire a new operating company.
Liquidity and Capital Resources
The net cash used in operating activities for the years ended December 31, 2009 was $716,690 which was less than the $1,940,692 cash used in the same period for 2008 by approximately $1.2 million. General and administrative expenses and other operating expenses, excluding non-cash charges of impairment and stock-based compensation, remained reasonably consistent.
At the end of 2009, we did not believe our working capital is sufficient to implement the full spectrum of our planned, new energy-saving business model. Operations in 2009 and most of 2008 have been funded in large part through the sale of our common stock. Based on the cash requirements, the Company began to explore other business opportunities which in light of the execution of the Purchase Agreement, filed December 17, 2009, likely will be limited to business opportunities introduced by Purchasers, and included the disposition of our current existing businesses.

Debenture Financing
On February 4, 2010, we entered into securities purchase agreement (the “ Securities Purchase Agreement”) with an accredited investor pursuant to which the Company agreed to issue $200,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $200,000 (the “Debenture”). The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture (“Initial Conversion Price”).
In connection with the Agreement, the investor received a warrant to purchase 4,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05 (the “Initial Exercise Price”), subject to adjustment in certain circumstances. The investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price.
In addition, on December 17, 2009, the Company entered into securities purchase agreement (the “December 2009 Purchase Agreement”) with an accredited investor (the “December 2009 Investor”) pursuant to which the Company agreed to issue $75,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $75,000. Pursuant to the terms of the December 2009 Purchase Agreement, the December 2009 Investor was granted to right to receive the benefit of any more favorable terms or provisions provided to subsequent investors for a period of 18 months following the closing of the transaction. As a result of the issuance of the securities pursuant to the Securities Purchase Agreement, the December 2009 Investor was entitled to receive the securities issued to the Investor pursuant to the terms of the December 2009 Purchase Agreement. As a result, the December 2009 Investor was issued a Debenture in the aggregate principal amount of $75,000 and received a warrant to purchase 1,500,000 shares of the Company’s common stock on the same terms and conditions as the Investor described above and the previously issued Debenture was cancelled.
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
Critical Accounting Policies
The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company’s accounting policies are more fully described in Note 1 to Notes of Financial Statements found in the Company’s annual financial statements filed with this Form 10-K. We have identified the following accounting policy and related judgment as critical to understanding the results of our operations.
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

The Company issues restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.
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
The Company evaluates deferred tax assets for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors. At December 31, 2009, our net deferred tax assets are comprised principally of net operating loss carry forwards (NOL’s). Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorate basis.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Item 9A(T). Controls and Procedures.
Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
With respect to the fiscal year ending December 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that its disclosure controls and procedures were not effective as of December 31, 2009 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.
Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act.
With respect to the fiscal year ending December 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2009, the Company’s management, including its Chief Executive Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.
Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.
All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls.
There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors and Executive Officers and Corporate Governance.
The following table sets forth the names and positions of our directors and executive officers:

Name	Age	Position
Gregory D. Cohen	40	President, Chief Executive Officer and Director
Glenn Kesner	49	Director
Daniel Wood	41	Director
Gregory D. Cohen, Chief Executive Officer and Director. Mr. Cohen has been our chief executive officer and director since February 2010. Mr. Cohen was the founding shareholder of Halcyon Jets, Inc. and served as its chief executive officer from August 2008 through August 2009. He is the Managing Member of Philabelle Consulting Corp. which provides management and consulting services to private and publicly traded companies. He has also been the managing member of Bulldog Boxing, LLC since 1998, providing managerial and promotional services to a number of world champions and top contenders in boxing. From 2005 through 2007, Mr. Cohen also served as executive producer of several motion pictures. Mr. Cohen graduated George Washington University with a B.B.A. degree.
Glenn Kesner, Director. Mr. Kesner has been a director of the Company since February 2010. Mr. Kesner is founder of Auracana, LLC. As creative director he has branded, produced content and developed promotions for Speed Network, NASCAR, Discovery Channel, Food Network, Yahoo, Turner, Disney and MTV Networks, among others. He has held various positions with Turner Classic Movies, CNN and VH1. Mr. Kesner holds a Bachelors degree from Syracuse University, Newhouse School of Communications.
Daniel Wood, Director. Mr. Wood has been a director of the Company since February 2010. Mr. Wood is a singer, songwriter, and a member of New Kids on the Block. In the late 1980’s and early 1990’s, the group sold over 80 million albums. After a 15 year hiatus, New Kids banded together for a reunion tour in 2008. The tour was over 150 shows, covering North America, Mexico, Canada and Europe. Aside from being a member in one of New Kids on the Block, Mr. Wood has been VP of Sales for jets.com.
The Board believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. The Board of Directors does not have a formal policy with respect to diversity; however, the Board of Directors believes that it is important for its members to represent diverse viewpoints. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. The continuing service by our directors promotes stability and continuity in the boardroom and gives us the benefit of their familiarity and insights into our business.
Involvement in Certain Legal Proceedings
To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:
•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

•
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CORPORATE GOVERNANCE
Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the executive officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.
A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action. The Company’s Board of Directors undertook corporate action a total of 13 times and held 3 meetings during the year ended December 31, 2009. No director failed to attend less than 75% of the meetings held during the period such director was a member of the Board of Directors.
We presently do not have any committees of our board of directors. However, our board of directors intends to establish various committees at a later date.
Nominating Committee
The Board of Directors does not have a standing nominating committee. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Florida law.
Audit Committee and Audit Committee Financial Expert
The Board of Directors acts as the audit committee but it intends on appointing an audit committee in the future. The Company does not have an “audit committee financial expert” at this time since the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.
Director Independence
Glenn Kesner and Daniel Wood are “independent directors,” as that term is defined under the NASDAQ Marketplace Rules.
Board Leadership Structure and Role in Risk Oversight
Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.
Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2009 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year.
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
Director Compensation
For the year ended December 31, 2009, we did not have any compensation arrangements in place for members of our Board of Directors and have not finalized any plan to compensate directors in the future for their services as directors. We may develop a compensation plan for our independent directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements may be comprised of a combination of cash and/or equity awards.
Item 11. Executive Compensation.
The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2009 and 2008 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2009 whose total compensation exceeded $100,000.
SUMMARY COMPENSATION TABLE

Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and principal			Bonus	Compen-	Award(s)	Options/ SARs	Payouts	Compensa-
position	Year	Salary ($)	($)	sation ($)	($)	(#)	($)	tion($)
Benjamin C. Croxton, prior Chief Executive Officer,	2009	$132,000	-0-	-0-	-0-	-0-	-0-	55,000
Chief Financial Officer, Director	2008	$156,000	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements
On January 31, 2006, the Company entered into employment agreement with its Mr. Croxton. The agreement provides for annual salaries of $156,000 and the transfer of 600,000 shares of Company common stock.
In connection with the Purchase Agreement, the Company and Mr. Croxton entered into a release pursuant to which in consideration for the termination of Mr. Croxton’s employment agreement, the Company issued to Mr. Croxton 1,100,000 shares of the Company’s common stock, valued at fair market in the amount of $55,000. Furthermore, the Company agreed to transfer to Mr. Croxton or his designee, Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted to Mr. Croxton a five-year option for the purchase of H-Hybrid Technologies, Inc.
On February 4, 2010, the Company entered into a Consulting Agreement (the “Agreement”) with Colonial Ventures, LLC (the “Consultant”), a company controlled by Gregory D. Cohen, our Chairman and CEO. Under the Agreement, the Consultant shall perform such consulting and advisory services, within Consultant’s area of expertise, as the Company or any of its subsidiaries may reasonably require from time to time. During the two-year term of the Agreement, Mr. Cohen shall perform the services on behalf of Consultant and shall serve as chairman and chief executive officer of the Company. The Agreement has an initial term of two years from the date of execution and shall automatically renew on a year-to-year basis unless either party gives notice of non-renewal to the other party at least sixty days prior to the date of the Agreement.
Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement (the “Base Compensation”). Consultant shall also be eligible for a discretionary bonus as determined by the compensation committee of the Board of Directors and the Company shall promptly reimburse Consultant for all travel, meals, entertainment and other ordinary and necessary expenses incurred by Consultant in the performance of his duties to the Company. Consultant is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The Consultant shall be issued 5,000,000 shares of the Company’s common stock, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. Consultant’s and Designated Person’s position with the Company may be terminated at any time, with or without cause or good reason, upon at least 30 days prior written notice. In the event that Consultant’s and Designated Person’s position is terminated by the Company without cause or for good reason (including upon a Change of Control, as defined in the Agreement), the Consultant shall be entitled to the Base Compensation over the course of the remaining term of the Agreement following termination as well as any unpaid bonus or other compensation due and payable to Consultant through the date of termination. During the term of the Agreement and for a period of twelve months thereafter, Consultant and Designated Person will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following tables sets forth, as of April 5, 2010, the number of and percent of the Company’s voting securities beneficially owned by: (1) all directors and nominees, naming them; (2) our executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our common stock.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from April 5, 2010 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 5, 2010 have been exercised and converted.

		Amount and
		Nature of	Percentage
	Name and Address of	Beneficial	of
Title of Class	Beneficial Owner	Ownership	Class(1)
Common Stock	Gregory D. Cohen(2)	3,500,000	4.68%
Common Stock	Glenn Kesner(3)	—	*
Common Stock	Daniel Wood	—	*
Common Stock	All Executive Officers and Directors as a group (three persons)	3,500,000	4.68%
5% Shareholders:

Common Stock	Jonathan Honig	6,680,500	8.94%
Common Stock	Jesse Boskoff	17,416,000	23.30%
Series D Preferred Stock	Auracana, LLC(3)	1,500,000	100%

*	Less than 1%

(1)	Based upon 74,762,669 shares of Common Stock and 1,500,000 shares of Series D Preferred Stock, respectively, issued and outstanding as of April 5, 2010.

(2)
Represents 2,750,000 shares of Common Stock issued to Colonial Ventures, LLC and 750,000 shares of Common Stock issued to Michele Cohen, Mr. Cohen’s wife. Mr. Cohen has sole voting and dispositive power over the shares held by Colonial Ventures, LLC. Colonial Ventures, LLC has designated certain third-parties as recipients of 1,500,000 shares of Common Stock, as to which Mr. Cohen disclaims beneficial ownership.

(3)
Each share of the Series D Preferred Stock is entitled to 500 votes per share voting as a class with Common Stock. Glenn Kesner has sole voting and dispositive power over the shares held by Auracana, LLC.

Item 13. Certain Relationships and Related Transactions and Director Independence.
On February 4, 2010, the Company entered into a Consulting Agreement (the “Agreement”) with Colonial Ventures, LLC (the “Consultant”), a company controlled by Gregory D. Cohen, our Chairman and CEO. Under the Agreement, the Consultant shall perform such consulting and advisory services, within Consultant’s area of expertise, as the Company or any of its subsidiaries may reasonably require from time to time. During the two-year term of the Agreement, Mr. Cohen shall perform the services on behalf of Consultant and shall serve as chairman and chief executive officer of the Company. The Agreement has an initial term of two years from the date of execution and shall automatically renew on a year-to-year basis unless either party gives notice of non-renewal to the other party at least sixty days prior to the date of the Agreement.
Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement (the “Base Compensation”). Consultant shall also be eligible for a discretionary bonus as determined by the compensation committee of the Board of Directors and the Company shall promptly reimburse Consultant for all travel, meals, entertainment and other ordinary and necessary expenses incurred by Consultant in the performance of his duties to the Company. Consultant is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The Consultant shall be issued 5,000,000 shares of the Company’s common stock, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. Consultant’s and Designated Person’s position with the Company may be terminated at any time, with or without cause or good reason, upon at least 30 days prior written notice. In the event that Consultant’s and Designated Person’s position is terminated by the Company without cause or for good reason (including upon a Change of Control, as defined in the Agreement), the Consultant shall be entitled to the Base Compensation over the course of the remaining term of the Agreement following termination as well as any unpaid bonus or other compensation due and payable to Consultant through the date of termination. During the term of the Agreement and for a period of twelve months thereafter, Consultant and Designated Person will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

Item 14. Principal Accountant Fees and Services
Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant’s annual financial statements for fiscal years ended December 31, 2009 and 2008, respectively were $20,000 and $20,000. Randall N. Drake, C.P.A., P.A. was first engaged by the Company on April 10, 2009.
Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the performance of the review of the registrant’s financial statements, included in the registrant’s Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings, and are not reported under the caption “Audit Fees” was $7,500 and $0 for fiscal years ended December 31, 2009 and 2008, respectively. The nature of the services comprising the fees disclosed under this category was: Reviews of Form 10-Q for the periods ended March 31, June 30, and September 30 of 2009.
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the previous Independent Registered Accountants, Ferlita, Walsh & Gonzalez, P.A. that are reasonably related to the performance of the review of the registrant’s financial statements, included in the registrant’s Form 10-Q or 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings, and are not reported under the caption “Audit Fees” was $0 and $ 40,420 for fiscal years ended December 31, 2009 and 2008, respectively. The nature of the services comprising the fees disclosed under this category was: Reviews of Form 10-Q or 10-QSB for the periods ended March 31, June 30, and September 30 of 2008.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number			Location
and Description			Reference

(a)	Reports of Independent Certified Accountants		Filed Herewith

(b)	Financial Statements		Filed Herewith

(c)	Exhibits required by Item 601, Regulation S-K:

(2.0)	Plan of purchase, sale, reorganization, arrangement, liquidation, or succession

	(2.1)	Agreement and Plan of Merger Between Registrant and World Energy Solutions, Inc	See Exhibit Key

	(2.2)	Agreement and Plan of Merger Between Registrant and Professional Technical Systems, Inc.	See Exhibit Key

(3.0)	Articles of incorporation and by-laws

	(3.1)	Initial Articles of Incorporation filed November 23, 1998.	See Exhibit Key

	(3.2)	Amended and Restated Articles of Incorporation Filed March 17, 2009.	See Exhibit Key

	(3.3)	By-Laws filed November 23, 1998.	See Exhibit Key

(4.0)	Instruments defining the rights of security holders, including indentures

	(4.1)	Specimen Share Certificate for Class A Convertible Preferred Stock	See Exhibit Key

	(4.2)	Specimen Certificate for Class B Convertible Preferred Stock	See Exhibit Key

	(4.3)	Specimen Certificate for Class C Convertible Preferred Stock	See Exhibit Key

	(4.4)	Specimen Certificate for Class D Convertible Preferred Stock	See Exhibit Key

	(4.5)	EClips Energy Technologies, Inc. Stock Grant and Option Plan 2008, as amended	See Exhibit Key

	(4.6)	Form of Debenture dated December 17, 2009	See Exhibit Key

	(4.7)	Form of Debenture dated February 4, 2010	See Exhibit Key

	(4.8)	Form of Warrant dated February 4, 2010	See Exhibit Key

Exhibit Number			Location
and Description			Reference

(10.0)	Material Contracts

	(10.1)	Strategic Alliance Agreement Between the Company and UTEK Corporation.	See Exhibit Key

	(10.2)	Employment Agreement with Benjamin Croxton dated January 31, 2006.	See Exhibit Key

	(10.3)	Employment Agreement with Mike Prentice dated January 31, 2006.	See Exhibit Key

	(10.4)	Agreement and Plan of Acquisition with UTEK Corporation, dated October 11, 2006.	See Exhibit Key

	(10.5)	Agreement and Plan of Acquisition with UTEK Corporation, dated September 28, 2007.	See Exhibit Key

	(10.6)	Agreement and Plan of Acquisition with UTEK Corporation, dated June 11, 2008.	See Exhibit Key

	(10.7)	Stock Purchase Agreement dated December 22, 2009	See Exhibit Key

	(10.8)	Option Agreement dated December 22, 2009	See Exhibit Key

	(10.9)	Release dated December 22, 2009	See Exhibit Key

	(10.10)	Stock Purchase Agreement dated December 17, 2009	See Exhibit Key

	(10.11)	Stock Purchase Agreement, dated February 4, 2010, by and among EClips Energy Technologies, Inc., and the purchasers signatory thereto	See Exhibit Key

	(10.12)	Consulting Agreement, dated February 4, 2010, by and among EClips Energy Technologies, Inc., Colonial Ventures LLC and Gregory D. Cohen	See Exhibit Key

	(10.13)	Merger Agreement, dated March 2, 2010, by and among EClips Energy Technologies, Inc. and EClips Media Technologies, Inc.	See Exhibit Key

(11.0)	Statement re: Computation of Per Share Earnings		Note 1 to Financial Statements

(14.0)	Code of Ethics		See Exhibit Key

(16.0)	Letter on changes in certifying accountant

	(16.1)	FW&G Response re Form 8-K	See Exhibit Index

	(16.2)	FW&G Response re Amended Form 8-K	See Exhibit Index

	(16.3)	FW&G Response re Amended Form 8-K	See Exhibit Index

(18.0)	Letter on change in accounting principles		None

(31.1)	Rule 13a-14(a) / 15d-14(a) Certifications		Filed Herewith

(31.2)	Rule 13a-14(a) / 15d-14(a) Certifications		Filed Herewith

Exhibit Number		Location
and Description		Reference

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(99.0)	Additional exhibits	None

(d)	Reports on Form 8-K	See Exhibit Key
Exhibit Key

2.1	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2005.

2.2	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

3.1	Incorporated by reference to the Company’s Form 10SB 12G filed with the Securities and Exchange Commission on November 23, 1998.

3.2	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on March 25, 2009.

3.3	Incorporated by reference to the Company’s Form 10SB 12G filed with the Securities and Exchange Commission on November 23, 1998.

4.1	Incorporated by reference to the Company’s Form 10KSB filed with the Securities and Exchange Commission on April 2, 2007.

4.2	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on November 26, 2008.

4.3	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on November 26, 2008.

4.4	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on March 25, 2009.

4.5	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on March 25, 2009.

4.6	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010.

4.7	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

4.8	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

10.1	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 13, 2005.

10.2	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on January 31, 2006.

10.3	Incorporated by reference to the Company’s Form S-8 filed with the Securities and Exchange Commission on January 31, 2006.

10.4	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 17, 2006.

10.5	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2007.

10.6	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 18, 2008.

10.7	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010.

10.8	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010.

10.9	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010.

10.10	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010.

10.11	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

10.12	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

10.13	Incorporated by reference to the Company’s definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 16, 2010.

14.1	Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.

16.1	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2009.

16.2	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2009.

16.3	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 2010	ECLIPS ENERGY TECHNOLOGIES, INC.
	By:	/s/ Gregory D. Cohen
Gregory D. Cohen
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 8, 2010
	By:	/s/ Gregory D. Cohen
Gregory D. Cohen
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 8, 2010
	By:	/s/ Glenn Kesner
Glenn Kesner
Director

Dated: April __, 2010
By:
Daniel Wood
Director

ECLIPS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Randall N. Drake, C.P.A., P.A.
1981 Promenade Way
Clearwater, FL 33760
727.536.4863
Randall@RDrakeCPA.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of EClips Energy Technologies, Inc.:
We have audited the accompanying consolidated balance sheet of EClips Energy Technologies, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.
In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has had recurring losses and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA
Clearwater, Florida
April 7, 2010

ECLIPS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Assets of discontinued operations	$—	$1,347,418

Total Assets	$—	$1,347,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$167,686	$—
Liabilities of discontinued operations	—	537,291

Total current liabilities	167,686	537,291

Debenture, 6% convertible, net of debt discount	7,620	—
Derivitive liability	67,147	—

Total Liabilities	242,453	537,291

Stockholders’ (Deficit) Equity
Preferred stock, $.0001 par value; 100,000,000 authorized:
Series A, none issued and outstanding	—	—
Series B, none and 100,000 shares issued and outstanding, respectively	—	10
Series B, none and 100,000 shares issued and outstanding, respectively	—	10
Series D, 1,500,000 and none shares issued and outstanding, respectively	150	—
Common stock; $.0001 par value; 750,000,000 share authorized; 64,862,669 and 645,834 shares issued and outstanding, respectively	6,486	65
Paid-in capital	24,231,321	23,041,787
Accumulated deficit	(24,480,410)	(22,231,745)

Total Stockholders’ (Deficit) Equity	(242,453)	810,127

Total Liabilities and Stockholders’ (Deficit) Equity	$—	$1,347,418

The Accompanying Notes are an Integral part of these Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION

	For the Years Ended
	December 31,
	2009	2008
		(Restated)

Revenues	$—	$—

Operating expenses:
Payroll expense	117,249	141,079
Professional	114,938	242,918
General and administrative expenses	47,509	47,518

Total operating expenses	279,696	431,515

Loss from continuing operations	(279,696)	(431,515)

Other income (expense)
Gain (loss) on disposal of property and equipment	(59,429)	(8,658)
Interest income (expense), net	(2,110)	(4,380)
Change in fair value of derivative liabilities	233	—

Total other income (expense)	(61,306)	(13,038)

Loss from continuing operations before provision for income taxes	(341,002)	(444,553)
Provision for income taxes	—	—

Loss from continuing operations	(341,002)	(444,553)
Loss from discontinued operations, net of tax	(1,907,663)	(5,302,476)

Net loss available to common shareholders	$(2,248,665)	$(5,747,029)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.02)	$(1.05)
Loss from discontinued operations	$(0.10)	$(12.48)

	$(0.12)	$(13.52)

Weighted average common shares outstanding — basic and diluted	19,454,385	425,020

The Accompanying Notes are an Integral part of these Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

							Shareholders’
					Paid in	Accumulated	Equity
	Preferred Stock		Common Stock *		Capital	Deficit	(Deficit)

Balance, December 31, 2007	—	$—	292,891	$29	$16,607,656	$(16,484,716)	$122,969

Issuance of stock for service	—	—	68,444	7	307,993	—	308,000
Issuance of stock for cash	—	—	284,498	28	1,828,298	—	1,828,326

Issuance of stock for acquisition
Advanced Alternative Energy	100,000	10	—	—	3,479,851	—	3,479,861
H-Hybrid Technologies	100,000	10	—	—	817,990	—	818,000

Net loss	—	—	—	—	—	(5,747,029)	(5,747,029)

Balance, December 31, 2008	200,000	20	645,834	65	23,041,788	(22,231,745)	810,127

Preferred stock converted:
Advanced Alternative Energy	(100,000)	(10)	367,454	37	(27)	—	—
H-Hybrid Technologies	(100,000)	(10)	159,236	16	(6)	—	—

Issuance of stock for cash	—	—	100,100	10	286,502	—	286,512
Issuance of stock for service	—	—	12,490,045	1,249	724,567	—	725,816
Issuance of stock in settlement to officer	1,500,000	50	50,000,000	5,000	123,607	—	128,757
Issuance of stock in settlement of employment agreement	—	—	1,100,000	110	54,890	—	55,000

Net loss	—	—	—	—	—	(2,248,665)	(2,248,665)

Balance, December 31, 2009	1,500,000	$150	64,862,669	$6,486	$24,231,321	$(24,480,410)	$(242,453)

* Effected for 1:150 reverse stock split
The Accompanying Notes are an Integral part of these Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2009	2008
		(Restated)

Cash flows from operating activities:
Loss from continuing operations	$(341,002)	$(444,553)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Change in fair value of derivative liabilities	(233)	—
Stock based consulting & compensation expense	851,316	308,000
Stock based donation	—	22,800

Net cash provided by (used in) continuing operations	510,081	(113,753)

Loss from discontinued operations	(1,907,663)	(5,302,476)

Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operating activities:
Depreciation & Amortization	158,655	81,073
Impairment loss	770,062	3,264,000
Loss on disposal of property and equipment	59,429	8,658
Forgiveness of debt	(354,500)	—
(Increase) decrease in discontinued assets	(322,359)	24,151
Increase (decrease) in discontinued liabilities	369,605	97,655

Net cash ( used in) provided by discontinued operations	(1,226,771)	(1,826,939)

Net cash used in operating activities	(716,690)	(1,940,692)

Cash flows from investing activities:
Purchase of equipment	(789)	(247,684)
Proceeds from disposal of property and equipment	20,225	63,000
Investment in intellectual property	—	325,000
Proceeds from loan receivable	—	1,688

Net cash provided by investing activities	19,436	142,004

Cash flows from financing activities:
Proceeds from issuance of common stock	286,512	1,805,526
Proceeds from loan payable	75,000	17,000
Repayment of loans payable to related parties	—	(67,000)
Advances from related party, net	—	420
Proceeds from line of credit	—	62,608
Repayment of line of credit	—	(62,608)

Net cash provided by financing activities	361,512	1,755,946

Net increase (decrease) in cash	(370)	(42,742)
Cash, beginning of year	370	43,112

Cash, end of year	$—	$370

Supplemental disclosures of noncash investing and financing activities:
Conversion of debt to equity (preferred stock)	$58,257	$—

Equipment purchased by credit	$—	$8,078

Shares issued for acquisition of subsidiary	$—	$4,118,000

Supplemental cash flow information:
Cash paid in interest	$1,937	$5,386

Cash paid for income taxes	$—	$—

The Accompanying Notes are an Integral part of these Financial Statements

ECLIPS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
1. Business Organization and Significant Accounting Policies:
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
On December 22, 2009, in a private equity transaction (“Purchase Agreement”), the majority shareholder (Seller) entered into agreement, whereby the Purchasers collectively purchased from the Seller an aggregate of (i) 50,000,000 shares of Common Stock of the Company and (ii) 1,500,000 shares of series D preferred stock, $0.001 par value (the “Preferred Stock”), comprising, 82 % of the issued and outstanding capital stock of the Company, for the aggregate purchase price, including expenses, of $100,000.
In connection with the Purchase Agreement, the Company and Seller entered into a release pursuant to which in consideration for the termination of Seller’s employment agreement, dated January 31, 2006, the Company issued to Seller 1,100,000 shares of the Company’s common stock. Furthermore, the Company agreed to transfer to Seller or Seller’s designee, Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted to Seller a five-year option for the purchase of H-Hybrid Technologies, Inc.
During late 2009, the Company began to explore other business opportunities which in light of the execution of the Purchase Agreement will be limited to business opportunities introduced by Purchasers, and disposition of its existing businesses. The Purchasers have targeted a privately owned online sports marketing and fantasy sports website and related businesses (the “Proposed Business”) is being proposed to be acquired. Certain of the Purchasers own debt and equity securities in the Proposed Business.
Discontinued Operations
The Company was in the business of manufacturing and selling transient voltage surge suppressors and related products and commercial and residential energy-saving equipment and applications to distributors and customers throughout the United States. The Company is located in St. Petersburg, Florida. At the end of 2009 the Company’s management decided to discontinue such operations and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation.
Basis of Presentation
The consolidated financial statements included the accounts of its wholly-owned subsidiaries:
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
In connection with the Purchase Agreement, the Company and Seller entered into a release agreement whereby the Company agreed to transfer to Seller or Seller’s designee, Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted to Seller a five-year option for the purchase of H-Hybrid Technologies, Inc. Thus until December 22, 2009, the execution date of the Purchase Agreement, the consolidated financial statements included the accounts of four wholly-owned subsidiaries, Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. At the end of 2009 the Company’s management decided to discontinue the operations of the above wholly-owned subsidiaries.

Comparative Statements
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
ASB Accounting Standards Codification
The issuance by the FASB of the Accounting Standards CodificationTM (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that GAAP is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification’s structural organization.
Subsequent Events
In May 2009, the FASB issued ASC Topic 855: Subsequent Events (“ASC855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2009, subsequent events were evaluated by the Company as of April 5, 2010, the date on which the consolidated financial statements at and for the year ended December 31, 2009, were available to be issued.
Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.
Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2009 and 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.
The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. As of year-end December 31, 2009, the Company had completed the distribution of all existing assets of the pre-Agreement operating Company.

Cash
The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable consisted of amounts due for the delivery of finished goods sales to customers. Revenue is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.
Inventory
Inventory was stated at the lower of average cost or market, using the first-in, first-out method, and includes costs of materials, labor and manufacturing overhead. Inventory was comprised of raw materials, work-in-progress and finished goods.
Property and Equipment and Intangible Assets
Equipment was recorded at historical cost. Depreciation is computed by the straight-line method over estimated useful lives (three to seven years for equipment, thirty-nine for leasehold improvements). Capital leases are included as a component of property and equipment and amortization of assets under capital leases is included in depreciation expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. All property and equipment were written off and included in the disposal of assets from discontinued operations.
The Company recorded intangible license for $988,660 related to acquisitions of patent rights and certain other intellectual property, secured from an unrelated company. The Company valued these licenses based on the value of the stock issued, as the Company believes that this is the more reliable measurement. The intellectual property consists primarily of patents and patent applications, which the Company has estimated has a useful life of ten to seventeen years. All patents and intangible assets have been impaired due to the lack of necessary funds to develop the technologies and included in the dissolution of the Company assets.
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
The Company recognized $770,062 and $3,264,000 of impairment losses included in the loss from discontinued operations for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, the Company disposed of any remaining assets, in consideration of the Purchase Agreement dated December 17, 2009
Income taxes
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
Freight Costs
The Company includes freight-in costs in cost of goods sold. Total freight-in included in cost of goods sold for the years ended December 31, 2009 and 2008 was $3,831 and $8,813, respectively. Such expense related to the discontinued operations are included in the loss from discontinued operations and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation.

Advertising Expense
The Company follows the policy of charging advertising and promotions to expense as incurred. Advertising expense was $5,665 and $4,267 for the years ended December 31, 2009 and 2008, respectively. Such expense related to the discontinued operations are included in the loss from discontinued operations and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation
Research and Development
The Company expenses research and development costs when incurred. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Capitalized research and development assets with alternative future uses are amortized to research and development expense over the estimated useful life of the asset. Research and development costs were expensed, for the years ended December 31, 2009 and 2008 in the amount of $235,577 and $282,441, respectively. Such expense related to the discontinued operations are included in the loss from discontinued operations and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation
Earnings (loss) per common share
Loss per share is based on the weighted average number of common shares outstanding during each period. For the years ended December 31,

	December 31,	December 31,
	2009	2008
Net income (loss) per share basic and diluted:

Net income (loss)	$(2,248,665)	$(5,747,029)
Weighted average shares	19,454,385	425,020

Net income (loss) per share	$(0.12)	$(13.52)

Potentially dilutive options and preferred stock conversion were not included in the computation of dilutive net earnings per share as their effect would have been anti-dilutive. There were no dilutive common stock equivalents as of December 31, 2009.
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
The Company, at times, issues restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.
Stock compensation, when issued, were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions. Stock based compensation was $851,316 and $308,000, for the years ended December 31, 2009 and 2008, respectively.
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
As of December 31, 2009, the PATI assets and liabilities were disposed of through the assumption of assets and liabilities by the prior majority shareholder.
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
The purchase price of $3,825,000 was based on the stock closing price on the date of acquisition. The resulting intangible asset of $3,332,650 was analyzed and although the Company anticipates further development of the related technology, the technology had not yet been tested on the market nor had there been any related sales. Estimation of future sales could not be determined as the technology is not ready to be introduced into the market place and knowledge of when or if the Company can fully develop the technology is not known. In addition, consideration of other similar technology entering the market prior to the Company cannot be determined. Based on the above factors, the Company concluded that the capitalized value of the intangible could not be supported and therefore the Company deemed the intangible asset to be fully impaired and recognized the expense in 2007.
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
As of December 31, 2009, the HSTI assets and liabilities were disposed of through the assumption of assets and liabilities by the prior majority shareholder.
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
As of December 31, 2009, the AAEI assets and liabilities were disposed of through the assumption of assets and liabilities by the prior majority shareholder.
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
The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights. The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock are convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion. At any time after six months and before the sixty month anniversary of the execution of the agreement, the Company will have the right, at its sole discretion, to repurchase at an agreed upon percentage value, any outstanding shares of the Series C Convertible Preferred Stock. The outstanding shares of the Series C Convertible Preferred Stock shares may be repurchased within twelve months at 105% of the aforementioned conversion price; within thirteen and twenty-four months at 110% of the aforementioned conversion price; within twenty-five and thirty-six months at 115% of the aforementioned conversion price; and at any time after thirty-six months at a 120% of the aforementioned conversion price. The convertible preferred shares have no voting rights. The 100,000 shares of preferred stock were converted into 159,236 (238,853,503 pre-reverse split) shares of common stock on June 29, 2009.

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
The minimum royalty due for the second through the fifth (September 2010 — 2013) anniversary of the executed agreement is $20,000 and then thereafter the minimum royalty payment become $50,000 per year. The minimum annual royalties are fully creditable against any actual earned royalties paid during the previous twelve month period. The minimum royalties are not refundable in any part and if any payment becomes delinquent it shall bear interest at an annual rate of one and one-half (1.5) percentage points above the prime rate quoted on the last day of said period by a designated major financial institution.
In connection with the Purchase Agreement, the Company and Seller entered into a release whereby the Company agreed to transfer to Seller or Seller’s designee, Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted to Seller a five-year option for the purchase of H-Hybrid Technologies, Inc.
3. Discontinued Operations:
The Company disposed of operations at the end of 2009. All previous operating assets were disposed, liquidated against the existing liabilities. As of December 31, 2009 there remained no assets and $167,686 of liabilities of the prior operations, resulting in a loss on disposition of $217,713, which was included in Loss from discontinued operations on the statement of operations.

	December 31,
	2009	2008
Assets and liabilities of discontinued operations:
Receivables	$31,178	$40,974
Inventory	70,845	99,650
Other assets	69,286	293,207
Property and intellectual property	224,067	913,587

Total Assets	395,376	1,347,418
Payables	(177,663)	(537,291)
Loss on disposal of operations	(217,713)	—

Value of disposed assets	$—	$810,127

Discontinued operations:
Revenue	$313,660	$456,269
Cost of sales	286,051	256,440

Gross profit	27,609	199,829
Selling, general and administrative	(1,301,997)	(2,238,305)
Forgiveness of indebtedness	354,500	—
Impairment of intangible assets	(770,062)	(3,264,000)

Loss from discontinued operations	(1,689,950)	(5,302,476)
Loss from disposal of discontinued operations	(217,713)	—

Loss from discontinued operations, net of tax	$(1,907,663)	$(5,302,476)

Included in the expenses of the discontinued operations is depreciation expense totaled $48,781 and $48,172 for the years ended December 31, 2009 and 2008, respectively. Interest expense was not allocated to the discontinued operations. Discontinued operations is reported net of tax, however, tax provisions for the benefit of the tax loss have been off-set by valuation allowances.
4. Intangible Assets:
Intellectual property, license agreements and website development costs were capitalized at the time of acquisition. Intellectual property and licenses were being amortized over a life of 10-17 years. Amortization expense was for the years ended December 31, 2009 and 2008 was $109,874 and $42,805, respectively.
The Company’s financial position required a cease of any and all research and development projects. Accordingly, management has determined that the uncertainty involved with the intangibles would be impaired, as there is no reasonable basis for any future discounted cash flow considerations. The Company recognized impairment costs of $770,062 and $3,264,000 for the years ended December 31, 2009 and 2008, respectively, and such expense is included in the loss from discontinued operations.
Additionally, based on the Seller’s Agreement, the Company recognized all intangible assets, except for HHTI, in the disposition of discontinued operations.
5. Debenture Financing
On December 17, 2009, to obtain funding for working capital, the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue its 6% Senior Convertible Debentures for an aggregate purchase price of $75,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.
In accordance with ASC Topic 815 “Derivatives and Hedging”, this convertible debenture includes a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. This convertible instrument was treated as a discount on the 6% Senior Convertible debentures and was valued at $67,380 to be amortized over the debenture term. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 231%; risk-free interest rate of 0.77% and an expected holding period of two years.
6. Derivative Liabilities
In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging — Contracts in an Entity’s Own Stock. The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.
Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.
ASC Topic 815 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period. The Company did not have outstanding instruments with down-round provisions as of the beginning of fiscal 2009 thus no adjustment will be made to the opening balance of retained earnings.

In connection with the issuance of the 6% Senior Convertible Debentures on December 17, 2009, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $67,380 at the date of issuance. The gain resulting from the decrease in fair value of this convertible instrument was $233 for the year ended December 31, 2009.
7. Lease Commitments:
The Company maintained one facility for the corporate office, manufacturing facilities and research and development activities. The current facility lease has a term expiring on February 28, 2010. During the term of the lease the Company is required to maintain comprehensive public liability insurance, including property damage for the benefit of the Company and the lessor. The Company did not renew this lease upon the lease expiration date
Rent expense on leases was $63,583 and $66,895 for the years ended December 31, 2009 and 2008, respectively.

Future minimum lease payments:
2010	$5,564
thereafter	—

$5,564

8. Related Party Transactions:
The Company leases their corporate facility from their prior Chief Operation Officer and Director. The lease expires February 28, 2010. The total rent expense related to this lease was $33,384 and $33,384 for the years ended December 31, 2009 and 2008, respectively.
The Company has a month to month consulting agreement for investor services with a prior Director of the Company. As of December 31, 2009 the Company had expensed approximately $48,000 for these services.
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
In 2009 the Company entered into an employment agreement with their prior Chief Executive Officer. The agreement provided an annual salary and 4,000 (600,000 pre-reverse split) shares of common stock, immediately vested. The stock was valued at the fair market value at the date of issuance, resulting in stock-based compensation expense of $13,200.
In connection with the Purchase Agreement, the Company and Mr. Croxton, the prior Chief Executive Officer, entered into a release pursuant to which in consideration for the termination of Mr. Croxton’s employment agreement, the Company issued to Mr. Croxton 1,100,000 shares of the Company’s common stock. Furthermore, the Company agreed to transfer to Mr. Croxton or his designee, Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted to Mr. Croxton a five-year option for the purchase of H-Hybrid Technologies, Inc.
9. Income Taxes:
The provision for federal and state income taxes for the years ended December 31 is as follows:

	2009	2008
Current	$—	$—
Deferred	—	—

Total Provision for Income Taxes	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$7,630,800	$6,792,000
Other	7,000	7,000

Total deferred tax assets	$7,637,800	$6,799,000

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$14,000	$15,000

Total deferred tax liabilities	$14,000	$15,000

Net deferred tax asset before valuation allowance	$7,623,800	$6,784,000
Valuation allowance	(7,623,800)	(6,784,000)

Net deferred tax asset	$—	$—

The Company has recorded a 100% valuation allowance against the net deferred tax asset at December 31, 2009 and 2008 due to the uncertainty of its ultimate realization. The events of the Seller’s Agreement gives serious doubt for the Company’s ability to utilize net operating losses in future periods and, accordingly, have established a valuation allowance for the full amount of the deferred tax assets. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards. At December 31, 2009, the Company has available unused federal net operating losses of approximately $18,800,000 that may be used against future taxable income and if not utilized, will expire between 2024 and the end of 2029.
Income taxes for the years ended December 31, 2009 and 2008 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

Expected provision (benefit)	$(838,800)
Effect of:
State income taxes net of federal benefits	(74,200)
Non-deductible (income) expense	73,200
Other, net	—
Change in valuation allowances	839,800

$—

10. Stock Transactions:
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

Private Equity Transaction
In connection with the Seller Agreement, the Company and Seller entered into a release pursuant to which in consideration for the termination of Seller’s employment agreement, dated January 31, 2006, the Company issued to Seller 1,100,000 shares of the Company’s common stock. Furthermore, upon closing, the Company shall transfer to Seller or Seller’s designee, all of the capital stock of Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and the Company shall execute an Option Agreement with Seller for the purchase of H-Hybrid Technologies, Inc. within a five-year period from closing. The Company valued these common shares at the fair market value on the date of grant at $0.05 per share or $55,000 and recorded as stock based compensation, included in operating expenses during the year ended December 31, 2009.
Shares issued to Officer
Service Shares and Agreements
The Company issued fifty million (50,000,000) shares of its common stock on September 15, 2009. The Company issued the Shares in exchange for forgiveness of accrued salary in the amount of fifty thousand dollars ($50,000) due to a Company employee. The Shares were issued pursuant to the transaction exemption from registration in Section 4(2) of the Securities Act of 1933. The Shares were issued to an affiliated person who is a sophisticated investor. The shares were valued at the fair market value of the shares at $120,500, representing an additional $70,500 of stock-based compensation, recognized for the year ending December 31, 2009. These shares were sold in a private equity transaction in late December 2009, resulting in a change in ownership.
Issuance of Preferred Shares
On February 13, 2009 the Company issued 1,500,000 shares of the restricted Preferred Stock (with 500 votes per share) to Benjamin C. Croxton, the Company’s prior Chief Executive Officer. The Company exchanged the shares for an assignment of accrued vacation pay and back salary in the amount of $8,256.50 due to Mr. Croxton. The issuance of the restricted Preferred Stock and the consideration received by the Company were approved by the Board of Directors at a meeting on February 10, 2009. The shares of restricted Preferred Stock were issued in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The shares of restricted Preferred Stock have 750,000,000 shareholder votes which when combined with Mr. Croxton’s common stock holdings equates to 87.9% of the total combined shareholder votes of 858,138,831 for both the issued and outstanding common stock and Preferred Stock. These shares were sold in a private equity transaction in late December 2009, resulting in a change in ownership.
Shares issued for Services
The Company has issued shares to consultants and other service providers. The Company valued these shares at the fair market value on the date of grant. Shares are normally for settlement of fees for services provided and accordingly are expensed at the time of grant. Total shares issued were 12,490,045 and 68,444 for the years ended December 31, 2009 and 2008, respectively. The shares were valued at the fair market value at $725,816 and $308,000 for the years ended December 31, 2009 and 2008, respectively.
Shares issued for Cash
The Company has regularly issued shares for cash. The Company has issued 100,100 common shares for $286,512 for the year ended December 31, 2009 and 284,498 common shares for $1,828,326 for the year ended December 31, 2008.
Acquisition — Advanced Alternative Energy, Inc.
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

Acquisition — H-Hybrid Technologies, Inc.
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
The Series C Convertible Preferred Stock has no voting rights, no liquidation preferences and no dividend rights. The holder may convert the Series C Convertible Preferred Stock at any time into common stock prior to the sixty-month anniversary of the execution of the agreement. The 100,000 shares of Series C Convertible Preferred Stock are convertible into $3,750,000 of our common shares, based on the average of the five-day closing price prior to the conversion. The 100,000 shares of preferred stock were converted into 159,236 (238,853,503 pre-reverse split) shares of common stock on June 29, 2009.
Employee Stock Options
On September 18, 2008, the Board of Directors for the Company approved a Stock Grant and Option Plan (the “2008 SGOP”) that provides for the issuance of up to 133,333 (20 million pre-reverse split) shares of the Company’s common stock to officers, directors, employees and consultants who render bona fide services to the Company. In connection with approval of the Stock Plan, the Board of Directors for the Company also has approved the filing of a registration statement with the Securities and Exchange Commission on Form S-8, on November 26, 2008, to facilitate registration of the 20 million shares of common stock allocated for ultimate distribution by the Stock Plan. As of December 31, 2009, the 2008 SGOP was suspended.
11. Commitment and Contingencies:
Going concern:
As reflected in the Statement of Operations, the Company has had recurring net losses and negative cash flows from operations of $2,248,665 and $716,690, respectively. These factors are an indication that the Company may not be able to continue as a going concern. To continue as a going concern, the Company will need to raise additional capital, borrow funds, or generate more revenues from current product sales and new product sales associated with the business plan implementation. The Company entered into the Purchase Agreement, dated December 17, 2009, in consideration of insufficient funding necessary to continue as a going concern and through this agreement, the purchasing investors are in process of securing funds to execute the Company’s new business plan.
Legal matters:
From time to time the Company may be a party to litigation matters involving claims against the Company. The Company is unaware of any unasserted claims and believes there are no outstanding issues which may have a materially adverse effect on the Company’s financial position.
12. Concentrations of Credit Risk:
The Company sells its products to customers on an open credit basis. The Company’s trade accounts receivable are due from such customers and are generally uncollateralized. For the year ended December 31, 2009 and 2008 one customer accounted for approximately 14% of the Company’s sales related to discontinued operations.
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
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our financial statements.
In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our financial statements.
In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our financial statements
In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our financial statements.
14. Subsequent Events:
Debentures
On February 4, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $200,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $200,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture. In connection with the Agreement, the Investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price. The warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $200,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years.
On February 4, 2010, the Company amended the 6% Senior Convertible Debentures agreement dated December 17, 2009. Pursuant to the terms of the original agreement, the investor was granted the right to receive the benefit of any more favorable terms or provisions provided to subsequent investors for a period of 18 months following the closing of the transaction. As a result of the issuance of the $200,000 note payable above, the investor was issued a Debenture in the aggregate principal amount of $75,000 and received a warrant to purchase 1,500,000 shares of the Company’s common stock on the same terms and conditions as previously described. The original Debenture was cancelled. These warrants were treated as an additional discount on the 6% Senior Convertible debentures amounting to $7,610 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years.

On March 22, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $50,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $50,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture. In connection with the Agreement, the Investor received a warrant to purchase 1,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price. The warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $50,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 211%; risk-free interest rate of 2.43% and an expected holding period of five years.
Consulting Agreement
On February 4, 2010, the Company entered into a Consulting Agreement (the “Agreement”) with Colonial Ventures, LLC (the “Consultant”), a company controlled by our Chairman and CEO, Under the Agreement the Consultant shall perform such consulting and advisory services, within Consultant’s area of expertise, as the Company or any of its subsidiaries may reasonably require from time to time. During the two-year term of the Agreement, Mr. Cohen shall perform the services on behalf of Consultant and shall serve as chairman and chief executive officer of the Company. The Agreement has an initial term of two years from the date of execution and shall automatically renew on a year-to-year basis unless either party gives notice of non-renewal to the other party at least sixty days prior to the date of the Agreement.
Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement (the “Base Compensation”). Consultant shall also be eligible for a discretionary bonus as determined by the compensation committee of the Board of Directors and the Company shall promptly reimburse Consultant for all travel, meals, entertainment and other ordinary and necessary expenses incurred by Consultant in the performance of his duties to the Company. Consultant is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The Consultant shall be issued 5,000,000 shares of the Company’s common stock, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. Consultant’s and Designated Person’s position with the Company may be terminated at any time, with or without cause or good reason, upon at least 30 days prior written notice. In the event that Consultant’s and Designated Person’s position is terminated by the Company without cause or for good reason (including upon a Change of Control, as defined in the Agreement), the Consultant shall be entitled to the Base Compensation over the course of the remaining term of the Agreement following termination as well as any unpaid bonus or other compensation due and payable to Consultant through the date of termination. During the term of the Agreement and for a period of twelve months thereafter, Consultant and Designated Person will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.
Share-Based Compensation
On February 5, 2010 the Company issued an aggregate of 11 million restricted shares of the Company’s common stock of the Company to three persons for services rendered. Of the shares issued, 5 million shares of common stock were issued to Colonial Ventures, LLC (see above), an affiliate of our Chairman and Chief Executive Officer, 50% of which vest one year from the date of issuance. The Company valued these common shares at the fair market value on the date of grant at $0.115 per share or $1,265,000.
Reincorporation from Florida to Delaware
On March 16, 2010, the Company filed a definitive information statement of Schedule 14C (the “Definitive Schedule 14C”) with the Securities and Exchange Commission (the “SEC”) notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into an Agreement and Plan of Merger (the “Merger Agreement”) with its newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation (“EClips Media”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company will be merged with and into EClips Media with EClips Media continuing as the surviving corporation (the “Merger”). The Merger will be effective approximate 20 days after the mailing of the Definitive Schedule 14C.
On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company shall be converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company shall be converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. The outstanding 6% convertible debentures due February 4, 2012 of the Company shall be assumed by EClips Media and converted into outstanding 6% convertible debentures due February 4, 2012 of EClips Media. All options and rights to acquire the Company’s Common Stock, and all outstanding warrants or rights outstanding to purchase the Company’s Common Stock, will automatically be converted into equivalent options, warrants and rights to purchase two (2) times the number of shares of EClips Media Common Stock at fifty (50%) percent of the exercise, conversion or strike price of such converted options, warrants and rights.