Form 10-Q
period 2010-03-31
ECLIPS MEDIA TECHNOLOGIES, INC.
filed 2010-05-17
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  000-25097

EClips Media Technologies, Inc.
(Name of Registrant as specified in its charter)

DELAWARE	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

110 Greene Street, Suite 403, New York, New York 10012
 (Address of principal executive office)

(212) 851-6425
 (Registrant’s telephone number)

Eclips Energy Technologies, Inc.
3900A 31st Street N., St. Petersburg, Florida 33714
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  173,525,338 shares of common stock are issued and outstanding as of May 17, 2010.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
March 31, 2010

TABLE OF CONTENTS
		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009
	Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009 (unaudited)
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)
	Notes to Unaudited Consolidated Financial Statements.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4T.	Controls and Procedures.	24

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Default upon Senior Securities.	25
Item 4.	REMOVED AND RESERVED	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	25

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "Eclips," "we," "us," "our" and similar terms refer to EClips Media Technologies, Inc., a Delaware corporation, and subsidiary.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$22,096	$-
Note receivable - related party	130,450	-
Interest receivable	432	-
Prepaid expense	275,775	-
Debt issuance cost	11,458	-

Total Current Assets	440,211	-

OTHER ASSETS:
Property and equipment, net	8,325	-
Deposits	2,564	-

Total Assets	$451,100	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$90,983	$-
Derivative liability	894,091	67,147
Liabilities of discontinued operations	167,686	167,686

Total current liabilities	1,152,760	234,833

LONG-TERM LIABILITIES:
Convertible debentures, net of debt discount	26,042	7,620

Total Liabilities	1,178,802	242,453

Stockholders' Deficit
Preferred stock, $.0001 par value; 10,000,000 authorized Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Series D, none issued and outstanding and outstanding, respectively	-	-
Common stock; $.0001 par value; 750,000,000 shares authorized; 149,525,338 and 129,725,338 shares issued and outstanding, respectively	14,953	12,972
Additional paid-in capital	25,487,704	24,224,685
Accumulated deficit	(26,230,659)	(24,480,410)

Total Stockholders' Deficit	(727,702)	(242,453)

Total Liabilities and Stockholders' Deficit	$451,100	$-

See accompanying notes to unaudited consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses:
Payroll expense and stock based compensation	365,417	164,878
Professional and consulting	766,686	83,570
General and administrative expenses	18,813	11,317

Total operating expenses	1,150,916	259,765

Loss from continuing operations	(1,150,916)	(259,765)

Other income (expense)
Interest income	432	-
Interest expense	(30,441)	(673)
Derivative liability expense	(950,166)	-
Change in fair value of derivative liabilities	380,842	-

Total other income (expense)	(599,333)	(673)

Loss from continuing operations before provision for income taxes	(1,750,249)	(260,438)

Provision for income taxes	-	-

Loss from continuing operations	(1,750,249)	(260,438)

Loss from discontinued operations, net of tax	-	(52,361)

Net loss available to common shareholders	$(1,750,249)	$(312,799)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$-
Loss from discontinued operations	$-	$-

	$(0.01)	$-

Weighted average common shares outstanding	140,725,336	198,032,330

See accompanying notes to unaudited consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Loss from continuing operations	$(1,750,249)	$(260,438)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Amortization of prepaid expenses	1,008	-
Amortization of debt issuance costs	1,042	-
Amortization of debt discount	26,042	-
Change in fair value of derivative liabilities	(380,842)	-
Derivative liablity expense	950,166	-
Stock based consulting	690,000	8,257
Stock based compensation expense	335,417	-

(Increase) Decrease in:
Interest receivable	(432)	-
Prepaid expense	(37,200)	-
Deposits	(2,564)	-

Increase (Decrease) in:
Accounts payable and accrued expenses	90,983	-

Net cash used in continuing operations	(76,629)	(252,181)

Loss from discontinued operations	-	(52,361)

Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operating activities:

Depreciation & Amortization	-	50,075
(Increase) decrease in discontinued assets	-	(142,345)
Increase (decrease) in discontinued liabilities	-	244,636

Net cash provided by discontinued operations	-	100,005

Net cash used in operating activities	(76,629)	(152,176)

Cash flows from investing activities:
Payment of leasehold improvement	(8,325)	-
Purchase of equipment	-	(789)
Investment in note receivable	(130,450)	-

Net cash used in investing activities	(138,775)	(789)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	154,654
Net proceeds from debentures	237,500	-

Net cash provided by financing activities	237,500	154,654

Net increase in cash	22,096	1,689

Cash, beginning of period	-	370

Cash, end of period	$22,096	$2,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, the Company changed its name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, the Company changed its name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, the Company changed its name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”
 The Company merged with a private Florida corporation known as World Energy Solutions, Inc. effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. (“A3D”) remained as the surviving entity as the legal acquirer, and the Company was the accounting acquirer.  On November 7, 2005, the Company changed its name to World Energy Solutions, Inc. (“WESI”). On November 7, 2005, WESI merged with Professional Technical Systems, Inc. (“PTS”).  WESI remained as the surviving entity as the legal acquirer, while PTS was the accounting acquirer. On February 26, 2009, the Company changed its name to EClips Energy Technologies, Inc.

On December 22, 2009, in a private equity transaction (“Purchase Agreement”), the majority shareholder (the “Seller”) and Chief Executive of the Company entered into agreement, whereby certain purchasers collectively purchased from the Seller an aggregate of (i) 50,000,000 shares of Common Stock of the Company and (ii) 1,500,000 shares of series D preferred stock, $0.001 par value (the “Preferred Stock”), comprising approximately 82 % of the issued and outstanding shares of capital stock of the Company, for the aggregate purchase price, including expenses, of $100,000.

In connection with the Purchase Agreement, the Company and Seller entered into a release pursuant to which in consideration for the termination of Seller’s employment agreement, dated January 31, 2006, the Company issued to Seller 1,100,000 shares of the Company’s common stock.  Furthermore, the Company agreed to transfer to Seller or Seller’s designee, the Company’s subsidiaries Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted to Seller a five-year option for the purchase of H-Hybrid Technologies, Inc.

On March 16, 2010, the Company filed a definitive information statement on Schedule 14C (the “Definitive Schedule 14C”) with the Securities and Exchange Commission (the “SEC”) notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into an Agreement and Plan of Merger (the “Merger Agreement”) with its newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company merged with and into EClips Media with EClips Media continuing as the surviving corporation  on April 21, 2010. On the effective date of the Merger, (i) each issued and outstanding share of common stock of the Company shall be converted into two (2) shares of EClips Media common stock, (ii) each issued and outstanding share of Series D preferred stock of the Company shall be converted into two (2) shares of EClips Media Series A preferred stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media common stock. The outstanding 6% convertible debentures of the Company shall be assumed by EClips Media and converted into outstanding 6% convertible debentures of EClips Media. All options and rights to acquire the Company’s common stock, and all outstanding warrants or rights outstanding to purchase the Company’s common stock, will automatically be converted into equivalent options, warrants and rights to purchase two (2) times the number of shares of EClips Media common stock at fifty (50%) percent of the exercise, conversion or strike price of such converted options, warrants and rights. Trading of the Company’s securities on a 2:1 basis commenced May 17, 2010 upon approval of the FINRA. All shares and per share values are retroactively stated at the effective date of merger.

Discontinued Operations

The Company’s operations were developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation. For the three months ended March 31, 2010 and 2009, the Company recognized total loss from discontinued operations of $0 and $52,361, respectively, associated with the discontinuance of our subsidiaries. Included in the loss from discontinued operations, total product sales and cost of goods sold from discontinued operations were $86,600 and $61,485 for the three months ended March 31, 2009. Research and development have been included in the loss from discontinued operations, in the amounts of $77,477 for the three months ended March 31, 2009.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary, H-Hybrid Technologies, Inc.  All material intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes as of and for the year ended December 31, 2009, included in the Company’s Form 10-K at  December 31, 2009.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2010, and the results of operations and cash flows for the three months ending March 31, 2010 have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, and debt discount, and the useful life of property and equipment.

Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on the reported net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the three months ended March 31, 2010 and for the year ended December 31, 2009, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2010 and December 31, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts reported in the balance sheet for cash, note receivable, interest receivable, and accounts payable approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible debentures at March 31, 2010 and December 31, 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2010 and 2009.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized.

Pursuant to ASC Topic 740-10: Income Taxes related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the three months ended March 31, 2010 and 2009, the Company did not grant any stock options.

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three months ended March 31, 2010, subsequent events were evaluated by the Company as of May 14, 2010, the date on which the unaudited consolidated financial statements for the three months ended March 31, 2010, were available to be issued.

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The outstanding warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 16,000,000 at March 31, 2010. There were no dilutive common stock equivalents as of March 31, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In May 2009, the FASB issued (ASC Topic 855), “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2010, the Company had an accumulated deficit of $26,230,659, and a working capital deficiency of $712,549. Additionally, for the three months ended March 31, 2010, the Company incurred net losses of $1,750,249 and had negative cash flows from operations in the amount of $76,629. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

NOTE 3 – NOTE RECEIVABLE – RELATED PARTY

During the first quarter of 2010, the Company entered into a demand promissory note agreement with an affiliated company for which one of the largest shareholders of the Company is the President. At March 31, 2010, the note receivable was in the amount of $130,450 and bears interest at 6% per annum.  The note is a demand note and is included on the accompanying balance sheet as a short term note receivable. As of March 31, 2010, accrued interest from such note receivable amounted to $432.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2010
Leasehold improvements	5 years	8,325
		8,325
Less: Accumulated depreciation		(-)
		$8,325

In March 2010, the Company paid leasehold improvements of $8,325 on a facility lease by an affiliated company for which our Chief Executive officer and director, Greg Cohen, is the President.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 5 – DERIVATIVE LIABILITY

In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down-round" provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

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

In connection with the issuance of the 6% Senior Convertible Debentures, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $ $894,091 and $67,147 at March 31, 2010 and December 31, 2009, respectively. Derivative liability expense and the gain resulting from the decrease in fair value of this convertible instrument was $950,166 and $380,842 for the three months ended March 31, 2010.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2010

Expected volatility	211% - 235%
Expected term	2-5 Years
Risk-free interest rate	0.80%-2.55%
Expected dividend yield	0%

NOTE 6 – CONVERTIBLE DEBENTURES

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

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 6 – CONVERTIBLE DEBENTURES (continued)

On February 4, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $200,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $200,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.  In connection with the Agreement, the Investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $200,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. The Company paid a legal fee of $12,500 in connection with this debenture. Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. As of March 31, 2010, amortization of debt issuance cost amounted to $1,042 and is included in interest expense.

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

On March 22, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $50,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $50,000 with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investor received a warrant to purchase 1,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $50,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 211%; risk-free interest rate of 2.43% and an expected holding period of five years.

On March 16, 2010, the Company filed the Definitive Schedule 14C with the SEC notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into the Merger Agreement with its newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company merged with and into EClips Media with EClips Media continuing as the surviving corporation  on April 21, 2010.  As a result of the Merger with EClips Media, the outstanding 6% convertible debentures of the Company were assumed by EClips Media and converted into outstanding 6% convertible debentures of EClips Media. All options and rights to acquire the Company’s Common Stock, and all outstanding warrants or rights outstanding to purchase the Company’s Common Stock, automatically converted into equivalent options, warrants and rights to purchase two (2) times the number of

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 6 – CONVERTIBLE DEBENTURES (continued)

shares of EClips Media Common Stock at fifty (50%) percent of the exercise, conversion or strike price of such converted options, warrants and rights. Trading of the Company’s securities on a 2:1 basis commenced May 17, 2010 upon approval by FINRA.

At March 31, 2010 and December 31, 2009, convertible debentures consisted of the following:

	March 31, 2010	December 31, 2009
Long-term convertible debentures	$325,000	$75,000

Less: debt discount	(298,958)	(67,380)

Long-term convertible debentures – net	$26,042	$7,620

Total amortization of debt discounts for the convertible debentures – long term amounted to $26,042 for the three months ended March 31, 2010, and is included in interest expense. Accrued interest as of March 31, 2010 amounted to $3,164.

In accordance with ASC Topic 815 “Derivatives and Hedging”, these convertible debentures include a down-round provision under which the conversion price could be affected by future equity offerings (see Note 5). Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Capital Structure

On March 16, 2010, the Company filed the Definitive Schedule 14C with the SEC notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into the Merger Agreement with its newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company merged with and into EClips Media with EClips Media continuing as the surviving corporation  on April 12, 2010.  Trading of the Company’s securities on a 2:1 basis commenced May 17, 2010 upon approval by FINRA.

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company shall be converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company shall be converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values are retroactively stated at the effective date of merger.

The authorized capital of EClips Media consists of 750,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share of which 3,000,000 shares have been designated as series A Preferred Stock.

Common stock

On February 4, 2010, the Company entered into a Consulting Agreement (the “Agreement”) with Colonial Ventures, LLC (the “Consultant”), a company controlled by Chairman and CEO of the Company. Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement (the “Base Compensation”). The Company issued 5,000,000 shares (10,000,000 post-merger) pursuant to this consulting agreement, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. The Company valued these common shares at the fair market value on the date of grant at $0.115 per share or $575,000.  In connection with the issuance of these shares during the three months ended March 31, 2010, the Company recorded stock based compensation of $335,417 and prepaid expense of $238,583 to be amortized over the service or vesting period.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 7 - STOCKHOLDERS’ DEFICIT (continued)

On February 5, 2010 the Company issued an aggregate of 6,000,000 shares (12,000,000 post-merger) of the Company’s common stock of the Company to two persons for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.115 per share or $690,000. In connection with the issuance of these shares during the three months ended March 31, 2010, the Company recorded stock based consulting of $690,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

On February 4, 2010, the Company entered into a Consulting Agreement (the “Agreement”) with Colonial Ventures, LLC (the “Consultant”), a company controlled by Chairman and CEO of the Company. Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement (the “Base Compensation”). The Company issued 5,000,000 shares (10,000,000 post-merger) pursuant to this consulting agreement, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company.

During the first quarter of 2010, the Company entered into a demand promissory note agreement with an affiliated company for which one of the largest shareholders of the Company is the President.  At March 31, 2010, the note receivable was in the amount of $130,450 and bears interest at 6% per annum.

During the three months ended March 31, 2010, the Company paid leasehold improvements and rent of $8,325 and $7,694, respectively on a facility lease by an affiliated company for which our Chief Executive officer and director, Greg Cohen, is the President.

NOTE 9 - SUBSEQUENT EVENTS

On April 15, 2010 the Company issued an aggregate of 24,000,000 shares (12,000,000 pre-merger) of the Company’s common stock of the Company to two consultants for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.04 ($.08 pre-merger) per share or $962,400.

On April 7, 2010 the Company entered into securities purchase agreement with accredited investors pursuant to which the Company agreed to issue $40,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $40,000 with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investor received a warrant to purchase 800,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $40,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 184%; risk-free interest rate of 2.62% and an expected holding period of five years.

On April 21, 2010 the Company entered into securities purchase agreement with accredited investors pursuant to which the Company agreed to issue $40,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $40,000 with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investor received a warrant to purchase 800,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $40,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 184%; risk-free interest rate of 2.52% and an expected holding period of five years.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 9 - SUBSEQUENT EVENTS (continued)

On April 30, 2010 the Company entered into securities purchase agreement with accredited investors pursuant to which the Company agreed to issue $130,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $130,000 with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investor received a warrant to purchase 2,600,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $130,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 184%; risk-free interest rate of 2.43% and an expected holding period of five years.

Between April 2010 and May 2010, the Company issued a demand promissory note agreement with an affiliated company for which one of the largest shareholders of the Company is the President for a total amount of $25,000. The note is a demand note and bears interest at 6% per annum.

In May 2010, the Company entered into a demand promissory note agreement and security agreement with an unaffiliated company. The note receivable was in the amount of $110,000 and bears interest at 6% per annum. This note is secured by collateral or certain properties owned by the debtor as defined in the security agreement.  Furthermore, this note receivable is personally guaranteed by the Chief Executive Officer of the unaffiliated company.

On May 7, 2010 the Company entered into securities purchase agreement with accredited investors pursuant to which the Company agreed to issue $15,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $15,000 with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investor received a warrant to purchase 300,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $15,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 184%; risk-free interest rate of 2.17% and an expected holding period of five years.

In connection with the merger of Eclips Energy Technologies, Inc. into Eclips Media Technologies, Inc. the exercise price and conversion price of the warrants and debentures described above shall be adjusted accordingly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including those relating to our liquidity, our belief that we will not have sufficient cash and borrowing capacity to meet our working capital needs for the next 12 months without further financing, our expectations regarding acquisitions and new lines of business, gross profit, gross margins and capital expenditures, Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the Risk Factors which appear in our filings and reports made with the Securities and Exchange Commission, our lack of working capital, the value of our securities, the impact of competition, the continuation or worsening of current economic conditions, technology and technological changes,  a potential decrease in consumer spending and the condition of the domestic and global credit and capital markets. Additionally, these forward-looking statements are presented as of the date this Form 10-Q is filed with the Securities and Exchange Commission. We do not intend to update any of these forward-looking statements.

Overview

The Company was incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, the Company changed its name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, the Company changed its name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, the Company changed its name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”  The Company merged with a private Florida corporation known as World Energy Solutions, Inc. effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. (“A3D”) remained as the surviving entity as the legal acquirer, and the Company was the accounting acquirer.  On November 7, 2005, the Company changed its name to World Energy Solutions, Inc. (“WESI”).  On November 7, 2005, WESI merged with Professional Technical Systems, Inc. (“PTS”).  WESI remained as the surviving entity as the legal acquirer, while PTS was the accounting acquirer. On February 26, 2009, the Company changed its name to EClips Energy Technologies, Inc. On May 17, 2010, the Company changed its name from "Eclips Energy Technologies, Inc." to , "Eclips Media Technologies, Inc."

The Company’s operations were developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation.

Recent Developments

On December 22, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, Benjamin C. Croxton (the “Seller”), and certain purchasers of securities owned by the Seller, representing a controlling interest in the Company  (each a “ Purchaser ” and collectively the "Purchasers").  The Purchase Agreement was subsequently amended on January 12, 2010.  As amended the Purchase Agreement contemplates a change of control of the Company through the resignation of the existing officers and directors, and the purchase, in privately negotiated transactions, of outstanding shares of the Company from the Seller, and the appointment of Greg Cohen as director and Chief Executive Officer.  Pursuant to the Purchase Agreement, Purchasers agreed to purchase from the Seller an aggregate of (i) 50,000,000 shares of common stock, $0.001 par value (“Common Stock”) and (ii) 1,500,000 shares of Series D preferred stock (the “Series D Preferred Stock” and collectively with the Common Stock, the “Shares”), comprising approximately 82% of the issued and outstanding shares of voting stock of the Company. The closing of the purchase of the Shares occurred on February 4, 2010. Upon closing of the Purchase Agreement, a change of control will occur in which Auracana, LLC will effectively have control of the Company through the exercise of the voting rights attributable to the voting power of 500 votes for each share outstanding of the Company’s Series D Preferred Stock acquired from the Seller (750,000,000 votes total).  There is no agreement or understanding in effect among the Purchasers with respect to the voting of any of the Shares.

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

On March 16, 2010, the Company filed the Definitive Schedule 14C with the SEC notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into the Merger Agreement with its newly-formed wholly-owned subsidiary, EClips Media, for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company merged with and into EClips Media with EClips Media continuing as the surviving corporation  on April 21, 2010.  On the effective date of the Merger, (i) each issued and outstanding share of common stock of the Company shall be converted into two (2) shares of EClips Media common stock, (ii) each issued and outstanding share of Series D preferred stock of the Company shall be converted into two (2) shares of EClips Media Series A preferred stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media common stock. The outstanding 6% convertible debentures of the Company shall be assumed by EClips Media and converted into outstanding 6% convertible debentures of EClips Media. All options and rights to acquire the Company’s common stock, and all outstanding warrants or rights outstanding to purchase the Company’s common stock, will automatically be converted into equivalent options, warrants and rights to purchase two (2) times the number of shares of EClips Media common stock at fifty (50%) percent of the exercise, conversion or strike price of such converted options, warrants and rights. Trading of the Company’s securities on a 2:1 basis commenced May 17, 2010 upon approval by FINRA.

            Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include revenue recognition and accounting for stock based compensation.

             Stock based Compensation

             In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Use of Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

 Derivative Liabilities

               In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down-round" provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. ASC Topic 815 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period.

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”). It requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and we intend to settle our current tax assets and liabilities on a net basis.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on our financial statements.

Recent accounting pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In May 2009, the FASB issued (ASC Topic 855), “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Three months Ended March 31, 2010 Compared to the Three months Ended March 31, 2009

Operating Expenses

Costs associated with the administration of the Company were included in continued operations and in relation to the public entity. Payroll and stock based compensation expenses were $365,417 and 164,878 for the three months ended March 31, 2010 and 2009, respectively.  The increase was primarily attributable to the issuance of our common stock to our CEO pursuant to a consulting agreement in February 2010.

Professional and consulting expenses were $766,686 and $83,570 for the three months ended March 31, 2010 and 2009, respectively.  Professional expenses were incurred for the audits and public filing requirements.  The increase was primarily attributable to the issuance of our common stock to two consultants for services rendered amounting to $690,000 during the three months ended March 31, 2010.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $18,813 for the three months ended March 31, 2010, as compared to $11,317 for the three months ended March 31, 2010, an increase of approximately $7,500.

Total Other Expense

         Our total other expenses in the three months ended March 31, 2010 primarily include expenses associated with derivative liabilities and interest expense.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES AND DERIVATIVE LIABILITIES
EXPENSE

         We recorded derivative liability expense of $950,166 in connection with the issuance of the convertible debentures with warrants for the three months ended March 31, 2010. Change in fair value of derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $380,842 during the three months ended March 31, 2010. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.  We did not have a comparable other expense during the same period in 2009 for we have issued convertible debentures beginning in December 2009.

         The adoption of ASC Topic No. 815-40’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions).  Warrants with such provisions will no longer be recorded in equity. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic No. 815-40, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. In connection with the issuance of the 6% Senior Convertible Debentures beginning on December 17, 2009, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture.

         So long as convertible instruments and warrants with down-round provisions that protect holders from declines in the stock price remain outstanding we will recognize other income or expense in future periods based upon the fluctuation of the market price of our common stock.  This non-cash income or expense is reasonably anticipated to materially affect our net loss in future periods.  We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date.  In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods.  Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The increase in interest expense during the three months ended March 31, 2010 when compared to the same period in 2009 is primarily attributable to the amortization of the debt discount amounting to approximately $26,000 associated with the 6% convertible debenture.

Discontinued Operations

For the three months ended March 31, 2010 and 2009, we recorded total loss from discontinued operations of $0 and $52,361, respectively, associated with the discontinuance of our subsidiaries. Included in the loss from discontinued operations, total product sales and cost of goods sold from discontinued operations were $86,600 and $61,485 for the three months ended March 31, 2009. Research and development have been included in the loss from discontinued operations, in the amounts of $77,477 for the three months ended March 31, 2009.

Loss from continuing operations

We recorded loss from continuing operations of $1,150,916 for the three months ended March 31, 2010 as compared to $259,765 for the three months ended March 31, 2009.

Net Loss

We recorded net loss of $1,750,249 for the three months ended March 31, 2010 as compared to $312,799 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2010, we had a cash balance of $22,096. Our working capital deficit is $712,549 at March 31, 2010. We reported a net loss of $1,750,249 and $312,799 during the three months ended March 31, 2010 and 2009, respectively.  We do not anticipate we will be profitable in fiscal 2010.

We reported a net increase in cash for the three months ended March 31, 2010 of $22,096. While we currently have no material commitments for capital expenditures, at March 31, 2010 we owed $325,000 under various convertible debentures.  During the three months ended March 31, 2010, we have raised net proceeds of $237,500 from convertible debentures. We do not presently have any external sources of working capital.

We do not have revenues to fund our operating expenses.  We presently do not have any available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.  Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2010 amounted to $76,629 and was primarily attributable to our net losses of $1,750,249, offset by amortization of debt discount of $26,042, stock based expenses of $1,025,417, derivative liability expense of $950,166, change in fair value of derivative liabilities of ($380,842) and add back total changes in assets and liabilities of $50,787. Net cash flows used in operating activities for the three months ended March 31, 2009 amounted to $152,176 and was primarily attributable to our net losses of $312,799, offset by discontinued operating activities such as depreciation of $50,075, and total changes in assets and liabilities of $102,291.

Investing  activities

Net cash flows used in investing activities was $138,775 for the three months ended March 31, 2010. We paid leasehold improvement of $8,325 and invested $130,450 on a 6% demand promissory note receivable. Net cash flows used in investing activities was $789 for the three months ended March 31, 2009.

Financing activities

Net cash flows provided by financing activities was $237,500 for the three months ended March 31, 2010. We received net proceeds from convertible debentures of $237,500. Net cash flows provided by financing activities was $154,654 for the three months ended March 31, 2009. We received net proceeds from sale of our stock of $154,654.

Debenture Financing

Between December 2009 and March 2010, the Company entered into various securities purchase agreement with accredited investors pursuant to which the Company agreed to issue an aggregate of $325,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $325,000. The Debentures bear interest at 6% per annum and matures twenty-four months from the date of issuance. The Debentures are convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.  In connection with the Agreements, the Investors received an aggregate of 6,500,000 warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price.

As a result of the Merger with EClips Media, the outstanding 6% convertible debentures of the Company were assumed by EClips Media and converted into outstanding 6% convertible debentures of EClips Media. All options and rights to acquire the Company’s Common Stock, and all outstanding warrants or rights outstanding to purchase the Company’s Common Stock, automatically converted into equivalent options, warrants and rights to purchase two (2) times the number of shares of EClips Media Common Stock at fifty (50%) percent of the exercise, conversion or strike price of such converted options, warrants and rights.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Long term loans	$—	—	325,000	—	—
Total Contractual Obligations:	$—	—	325,000	—	—

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

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

With respect to the quarterly period ending March 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that its disclosure controls and procedures were not effective as of March 31, 2010 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

               None.

ITEM 1A. RISK FACTORS.

               Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 22, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $50,000 of its 6% Senior Convertible Debentures for an aggregate purchase price of $50,000 with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investor received a warrant to purchase 1,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The securities were issued in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended,  the proceeds of which were used for general working capital.

On February 5, 2010 the Company issued an aggregate of 6,000,000 shares (12,000,000 post-merger) of the Company’s common stock of the Company to two persons for consulting services rendered.  The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 4, 2010, the Company entered into a Consulting Agreement (the “Agreement”) with Colonial Ventures, LLC (the “Consultant”), a company controlled by Chairman and CEO of the Company. Pursuant to the Agreement, the Company issued 5,000,000 shares (10,000,000 post-merger) pursuant to this consulting agreement, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

                 None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger of Eclips Energy Technologies, Inc., and Eclips Media Technologies, Inc. dated as of March 2, 2010.
3.1	Certificate of Incorporation of Eclips Media Technologies, Inc.
3.2	By-laws of Eclips Media Technologies, Inc.
3.3	Certificate of Designation for Series A Convertible Preferred Stock
4.1	Form of 6% Senior Convertible Debentures of Eclips Media Technologies, Inc.
4.2	Form of Warrants of Eclips Media Technologies, Inc.
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECLIPS MEDIA TECHNOLOGIES, INC.

Date: May 17, 2010	By:	/s/ Gregory D. Cohen
Gregory D. Cohen
Chief Executive Officer
(principal executive officer, principal financial and accounting officer)