Form 10-Q
period 2010-06-30
ECLIPS MEDIA TECHNOLOGIES, INC.
filed 2010-08-16
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  205,025,338 shares of common stock are issued and outstanding as of August 16, 2010.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
June 30, 2010
TABLE OF CONTENTS

OTHER PERTINENT INFORMATION
Unless specifically set forth to the contrary, "Eclips," "we," "us," "our" and similar terms refer to EClips Media Technologies, Inc., a Delaware corporation, and subsidiary.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$254,622	$-
Prepaid expenses	346,350	-
Debt issuance cost	9,895	-

Total Current Assets	610,867	-

OTHER ASSETS:
Property and equipment, net	36,442	-
Intangible asset, net	3,852	-
Goodwill	1,038,577	-
Deposits	8,509	-

Total Assets	$1,698,247	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$219,221	$-
Unearned revenue	5,621	-
Derivative liabilities	1,885,796	67,147
Liabilities of discontinued operations	167,686	167,686

Total current liabilities	2,278,324	234,833

LONG-TERM LIABILITIES:
Convertible debentures, net of debt discount	98,542	7,620

Total Liabilities	2,376,866	242,453

Stockholders' Deficit
Preferred stock, $.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Series D, none issued and outstanding
and outstanding, respectively	-	-
Common stock; $.0001 par value; 750,000,000 shares
authorized; 203,525,338 and 129,725,338 shares issued
and outstanding, respectively	20,353	12,972
Additional paid-in capital	28,602,304	24,224,685
Accumulated deficit	(29,301,576)	(24,480,410)

Total Stockholders' Deficit	(678,619)	(242,453)

Total Liabilities and Stockholders' Deficit	$1,698,247	$-

See accompanying notes to unaudited consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Payroll expense and stock based compensation	508,798	497,551	874,215	662,429
Professional and consulting	1,932,300	48,058	2,698,986	131,628
General and administrative expenses	256,592	105,976	275,405	117,293

Total operating expenses	2,697,690	651,585	3,848,606	911,350

Loss from continuing operations	(2,697,690)	(651,585)	(3,848,606)	(911,350)

Other income (expense)
Interest income	1,725	-	2,157	-
Interest expense	(83,247)	(1,827)	(113,688)	(2,500)
Derivative liability expense	(2,309,910)	-	(3,260,076)	-
Change in fair value of derivative liabilities	2,018,205	-	2,399,047	-

Total other income (expense)	(373,227)	(1,827)	(972,560)	(2,500)

Loss from continuing operations before provision for income taxes	(3,070,917)	(653,412)	(4,821,166)	(913,850)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(3,070,917)	(653,412)	(4,821,166)	(913,850)

Loss from discontinued operations, net of tax	-	(42,280)	-	(94,641)

Net loss available to common shareholders	$(3,070,917)	$(695,692)	$(4,821,166)	$(1,008,491)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.02)	$-	$(0.03)	$(0.01)
Loss from discontinued operations	$-	$-	$-	$-

	$(0.02)	$-	$(0.03)	$(0.01)

Weighted average common shares outstanding	172,536,325	170,900,826	156,718,707	135,393,436

See accompanying notes to unaudited consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Loss from continuing operations	$(4,821,166)	$(913,850)

Adjustments to reconcile loss from
continuing operations to net cash used in operating activities:
Depreciation	1,034	-
Amortization of intangible asset	11	-
Amortization of prepaid expenses	7,058	-
Amortization of debt issuance costs	2,605	-
Amortization of debt discount	98,542	-
Impairment loss	173,257	-
Change in fair value of derivative liabilities	(2,399,047)	-
Derivative liablity expense	3,260,076	-
Stock based consulting	2,612,500	477,457
Stock based compensation expense	807,292	-

(Increase) Decrease in:
Interest receivable	(2,157)	-
Prepaid expense	(188,200)	-
Deposits	(8,509)	-

Increase (Decrease) in:
Accounts payable and accrued expenses	82,319	-
Unearned revenue	565	-

Net cash used in continuing operations	(373,820)	(436,393)

Loss from discontinued operations	-	(94,641)

Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operating activities:

Depreciation & Amortization	-	89,240
(Increase) decrease in discontinued assets	-	(138,097)
Increase (decrease) in discontinued liabilities	-	299,748

Net cash provided by discontinued operations	-	156,250

Net cash used in operating activities	(373,820)	(280,143)

Cash flows from investing activities:
Cash acquired in acquisition	9,518	-
Cash used in acquisition	(110,000)	-
Payment of leasehold improvement	(14,025)	-
Purchase of equipment	(23,451)	(787)
Investment in note receivable	(171,100)	-

Net cash used in investing activities	(309,058)	(787)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	286,641
Net proceeds from debentures	937,500	-

Net cash provided by financing activities	937,500	286,641

Net increase in cash	254,622	5,711

Cash, beginning of period	-	370
Cash, end of period	$254,622	$6,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of common stock in connection
with acquisition of business	$800,000	$-

See accompanying notes to unaudited consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

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

On June 21, 2010, the Company, through its wholly-owned subsidiary SD Acquisition Corp., a New York corporation (“SD”), acquired (the “Acquisition”) all of the business and assets and assumed certain liabilities of Brand Interaction Group, LLC, a New Jersey limited liability company which is described below.

Acquisition of Business of Brand Interaction Group, LLC

On June 21, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, SD and Brand Interaction Group, LLC, a New Jersey limited liability (“BIG”).  Pursuant to which , the Company, through its wholly-owned subsidiary SD acquired all of the business and assets and assumed certain liabilities of BIG owned by Eric Simon , the Company’s Chief Executive Officer (“CEO”). BIG owned Fantasy Football SUPERDRAFTTM, and operates as a  sports entertainment and media business focused on promotion of fantasy league events through live events hosted in various venues such as Las Vegas, and online, which feature sports and media personalities, and the sale and marketing of various sports oriented products and services.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As consideration for the Acquisition by SD, the Company agreed to issue BIG 20,000,000 shares of the Company’s common stock valued at $0.04 per share (applying FASB ASC 805 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” ). The total purchase price was $868,152and includes common stock valued at $800,000 and incurred legal fees of $68,152.  Additionally, in May 2010, the Company issued a demand promissory note agreement and security agreement in the amount of $110,000 with BIG and such promissory note is included in the liabilities assumed and has been recognized as intercompany transaction following the acquisition.  Thus such intercompany transaction has been eliminated in consolidation. The purchase price was allocated as follows:

Assets Acquired
Cash	$9,518

Intangible
Trademark	3,863
Goodwill	1,038,577
Total assets acquired	1,051,958

Liabilities Assumed	183,806

Net assets acquired	$868,152

Goodwill is expected not to be deductible for income tax purposes.

The following table summarizes our unaudited consolidated result of operations for the three and six-month periods ended June 30, 2010, as well as the unaudited pro forma consolidated results of operations as though the Company and BIG acquisition  had occurred on January 1, 2010:

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	As Reported	Pro Forma	As Reported	Pro Forma

Net Revenues	$-	$-	$-	$-

Loss from operations	2,697,690	2,785,960	3,848,606	3,988,685
Net Loss	3,070,917	3,165,731	4,821,166	4,973,486

Loss per common share:
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

The unaudited pro forma condensed consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Company and BIG acquisition had been completed at the beginning of 2010, or results that may be obtained in any future period.

Discontinued Operations

The Company’s operations were developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation. For the three months ended June 30, 2010 and 2009, the Company recognized total loss from discontinued operations of $0 and $42,280, respectively, associated with the discontinuance of our subsidiaries. Included in the loss from discontinued operations, total product sales and cost of goods sold from discontinued operations were $113,126 and $100,456 for the three months ended June 30, 2009. Research and development have been included in the loss from discontinued operations, in the amounts of $54,949 for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, the Company recognized total loss from discontinued operations of $0 and $94,641, respectively, associated with the discontinuance of our subsidiaries. Included in the loss from discontinued operations, total product sales and cost of goods sold from discontinued operations were $199,726 and $161,941 for the six months ended June 30, 2009.  Research and development have been included in the loss from discontinued operations, in the amounts of $132,426 for the six months ended June 30, 2009.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes as of and for the year ended December 31, 2009, included in the Company’s Form 10-K at  December 31, 2009.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2010, and the results of operations and cash flows for the six months ending June 30, 2010 have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discount, the useful life of property and equipment, purchase price fair value allocation for the business acquisition, valuation and amortization periods of intangible asset, and  valuation of goodwill.

Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on the reported net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes payable. The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the six months ended June 30, 2010, the Company has not reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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
Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2010 and December 31, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible debentures at June 30, 2010 and December 31, 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

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

Intangible Asset

The Company records the purchase of intangible assets not purchased in a business combination in accordance with ASC 350-10 “Goodwill and Other Intangible Assets” and records intangible assets acquired in a business combination or pushed-down pursuant to acquisition in accordance with ASC Topic 805 “Business Combinations”.

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of ASC Topic 350, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually. During the six months ended June 30, 2010, the Company has determined that no adjustment to the carrying value of goodwill was required.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15,  “Impairment or Disposal of Long-Lived Assets” . The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2010 and 2009.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the six months ended June 30, 2010 and 2009, the Company did not grant any stock options.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the six months ended June 30, 2010, subsequent events were evaluated by the Company as of August 16, 2010, the date on which the unaudited consolidated financial statements for the six months ended June 30, 2010, were available to be issued.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The outstanding warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 82,000,000 at June 30, 2010. There were no dilutive common stock equivalents as of June 30, 2009.

Recent Accounting Pronouncements

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
 In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2010, the Company had an accumulated deficit of $29,301,576, and a working capital deficiency of $1,667,457.  Additionally, for the six months ended June 30, 2010, the Company incurred net losses of $4,821,166 and had negative cash flows from operations in the amount of $373,820. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 3 – NOTE RECEIVABLE

During the first quarter of 2010, the Company entered into a secured 6% demand promissory note (the “Demand Note”) with RootZoo, Inc. (“RZ”).  RZ owned and operated a website www.rootzoo.com, focused upon providing social networking to sports fans, statistics and commentary to the sports community. During the fourth quarter of 2009 the Company had entered into negotiations with the then fifty (50%) percent owner of the common stock of RZ and one of its then two directors (the “RZ Part Owner”) to acquire RZ pursuant to an Asset Purchase Agreement (the “RZ Acquisition”), but negotiations for the RZ Acquisition broke down and have since been terminated. As a result of the discontinuance of all negotiations for the RZ Acquisition, the Company elected to foreclose on its loan and to acquire the RZ business under its foreclosed loan agreement. On May 15, 2010 the Company demanded repayment of all outstanding amounts under the Demand Note. On June 6, 2010, RZ entered into a Peaceful Possession Letter Agreement with the Company pursuant to which RZ granted the Company all rights of possession in and to the collateral which secures the Demand Note, representing substantially all of the assets of RZ in partial satisfaction with the Demand Note debt. Subsequently the Company, through an Assignment Agreement, assigned the rights and possession of the collateral to its subsidiary, RZ Acquisition Corp. Following termination of negotiations, all of the persons associated with the development of the RZ business resigned. RZ presently has no employees or others who perform services necessary to maintain and develop RZ business successfully. Due to the termination of negotiations, the Company believes that the assets of RZ has no value and worthless. Consequently, the Company recorded a total impairment loss of $173,257 which represents the principal amount of $171,100 and interest receivable of $2,157 in connection with the secured 6% demand promissory note agreement. Such amount is included in the accompanying statements of operations under general and administrative expenses.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2010
Computer Equipment	3 years	$4,067
Office Equipment	5 years	8,142
Furniture and fixtures	5 years	11,243
Leasehold improvements	5 years	14,025
		37,476
Less: Accumulated depreciation		(1,034)
		$36,442

During the six months ended June 30, 2010, the Company paid for leasehold improvements of $14,025 on a facility lease by an affiliated company for which our former Chief Executive officer and director, Greg Cohen, is the President. For the six months ended June 30, 2010 and 2009, depreciation expense amounted to $1,034 and $0, respectively.

NOTE 5 – INTANGIBLE ASSET

Intangible asset consist of an acquired sports trademark.  The Company has classified this cost as intangible asset and amortize over the period of the expected revenues to be derived from this asset, generally for 4.30 years. The net carrying amount of intangible asset was $3,852 as of June 30, 2010.

Amortization expense was $11 and $0 for the six months ended June 30, 2010 and 2009, respectively.

Amortization expense attributable to future periods is as follows:

Year ending December 31:
2010	$444
2011	889
2012	889
2013	889
2014	741
$3,852

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
NOTE 6 – DERIVATIVE LIABILITIES

In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40,  Derivatives and Hedging – Contracts in an Entity’s Own Stock . The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down-round" provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

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

In connection with the issuance of the 6% Senior Convertible Debentures, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $ $1,885,796 and $67,147 at June 30, 2010 and December 31, 2009, respectively. Derivative liability expense and the gain resulting from the decrease in fair value of this convertible instrument was $3,260,076 and $2,399,047 for the six months ended June 30, 2010. Derivative liability expense and the gain resulting from the decrease in fair value of this convertible instrument was $2,309,910 and $2,018,205 for the three months ended June 30, 2010.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2010

Expected volatility	184% - 236%
Expected term	1.50-5 Years
Risk-free interest rate	0.61%-2.62%
Expected dividend yield	0%

NOTE 7 – CONVERTIBLE DEBENTURES

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

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 7 – CONVERTIBLE DEBENTURES (continued)

On February 4, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $200,000 of its 6% convertible debentures for an aggregate purchase price of $200,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.  In connection with the Agreement, the Investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $200,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. The Company paid a legal fee of $12,500 in connection with this debenture. Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. As of June 30, 2010, amortization of debt issuance cost amounted to $2,605 and is included in interest expense. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

On February 4, 2010, the Company amended the 6% Senior Convertible Debentures agreement dated December 17, 2009.  Pursuant to the terms of the original agreement, the investor was granted the right to receive the benefit of any more favorable terms or provisions provided to subsequent investors for a period of 18 months following the closing of the transaction.  As a result of the issuance of the $200,000 note payable above, the investor was issued a Debenture in the aggregate principal amount of $75,000 and received a warrant to purchase 1,500,000 shares of the Company’s common stock on the same terms and conditions as previously described.  The original Debenture was cancelled. These warrants were treated as an additional discount on the 6% Senior Convertible debentures amounting to $7,610 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 3,000,000 shares of the Company’s common stock.

Between March 2010 and June 2010, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company agreed to issue an aggregate of $750,000 of its 6% Senior Convertible Debentures with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investor received warrants to purchase 30,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.025, subject to adjustment in certain circumstances. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $750,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 211%; risk-free interest rate of 2.43% and an expected holding period of five years.

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

At June 30, 2010 and December 31, 2009, convertible debentures consisted of the following:

	June 30, 2010	December 31, 2009
Long-term convertible debentures	$1,025,000	$75,000

Less: debt discount	(926,458)	(67,380)

Long-term convertible debentures – net	$98,542	$7,620

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Total amortization of debt discounts for the convertible debentures amounted to $98,542 for the six months ended June 30, 2010, and is included in interest expense. Accrued interest as of June 30, 2010 amounted to $12,082.
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

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

Common stock

On February 4, 2010, the Company entered into a Consulting Agreement (the “Agreement”) with Colonial Ventures, LLC (the “Consultant”), a company controlled by Chairman and CEO of the Company. Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement (the “Base Compensation”). The Company issued 5,000,000 shares (10,000,000 post-merger) pursuant to this consulting agreement, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. The Company valued these common shares at the fair market value on the date of grant at $0.115 per share or $575,000.  In connection with the issuance of these shares during the six months ended June 30, 2010, the Company recorded stock based compensation of $407,292 and prepaid expense of $167,708 to be amortized over the service or vesting period.

On February 5, 2010 the Company issued an aggregate of 6,000,000 shares (12,000,000 post-merger) of the Company’s common stock of the Company to two persons for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.115 per share or $690,000. In connection with the issuance of these shares during the six months ended June 30, 2010, the Company recorded stock based consulting of $690,000.

On April 15, 2010 the Company issued an aggregate of 24,000,000 shares of the Company’s common stock of the Company to two consultants for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.08 per share or $1,920,000. In connection with the issuance of these shares during the six months ended June 30, 2010, the Company recorded stock based consulting of $1,920,000.

On June 21, 2010, in connection with the Asset Purchase Agreement with BIG, the Company issued 20,000,000 shares of common stock valued at $0.04 per share or $800,000. The Company valued these common shares at the fair market value on the date of grant based on the recent selling price of the Company’s common stock.

Pursuant to an Employment Agreement dated on June 21, 2010 the Company issued 10,000,000 shares of common stock to the Company’s Chief Executive Officer. The Company valued these common shares at the fair market value on the date of grant at $0.04 per share or $400,000. In connection with the issuance of these shares during the six months ended June 30, 2010, the Company recorded stock based compensation of $400,000.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

During the six months ended June 30, 2010, the Company paid leasehold improvements and rent of $14,025 and $7,117, respectively on a facility lease by an affiliated company for which our former Chief Executive officer and director, Greg Cohen, is the President.

NOTE 9 – COMMITMENTS

Employment Agreement

Pursuant to the Employment Agreement of the Company’s Chief Executive Officer (CEO), Mr. Eric Simon will serve as CEO for two years, with automatic renewals for successive one year periods thereafter unless either party provides the other party with written notice of his or its intention not to renew the Employment Agreement at least three months prior to the expiration of the initial term or any renewal term of the Employment Agreement. Mr. Simon’s employment may be terminated in the event of death, disability, or for cause or without cause as defined in the employment agreement.

Under the terms of the Employment Agreement Mr. Simon is entitled to receive annual compensation of $225,000 (the “Base Salary”) and will be eligible to participate in benefits and awards provided by the Company. The Company is obligated to issue to Mr. Simon 10,000,000 shares of common stock (the “Salary Shares”). In addition to the Base Salary, Mr. Simon is eligible to receive an annual bonus with a target of $78,750 in each year of employment based upon certain agreed upon performance targets.

Consulting Agreement

On June 24, 2010 the Company engaged Brooke Capital Investments, LLC (“Brooke”) to perform certain investor relations, branding and media relations services for the Company for a 12 month period (the “Consulting Agreement”). The Company shall pay to Brooke an amount equal to $150,000, in cash, on the date of execution of this Agreement. This Agreement may not be terminated during the term and under no circumstance is Brooke under any obligation to return all or any portion of the Consulting Fee to the Company. In connection with this consulting agreement during the six months ended June 30, 2010, the Company recorded investor relations expense of $2,500 and prepaid expense of $147,500 to be amortized over the term of this agreement.

NOTE 9 - SUBSEQUENT EVENTS

In July 2010, in connection with the sale of the Company’s common stock, the Company issued 1,500,000 shares of common stock for net proceeds of approximately $75,000.

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

Overview

The Company was incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, the Company changed its name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, the Company changed its name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, the Company changed its name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”  The Company merged with a private Florida corporation known as World Energy Solutions, Inc. effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. (“A3D”) remained as the surviving entity as the legal acquirer, and the Company was the accounting acquirer.  On November 7, 2005, the Company changed its name to World Energy Solutions, Inc. (“WESI”).  On November 7, 2005, WESI merged with Professional Technical Systems, Inc. (“PTS”).  WESI remained as the surviving entity as the legal acquirer, while PTS was the accounting acquirer. On February 26, 2009, the Company changed its name to EClips Energy Technologies, Inc. On March 16, 2010, the Company filed the Definitive Schedule 14C with the SEC notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into the Merger Agreement with its newly-formed wholly-owned subsidiary, EClips Media, for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company merged with and into EClips Media with EClips Media continuing as the surviving corporation  on April 21, 2010.On May 17, 2010, the Company changed its name from "Eclips Energy Technologies, Inc." to , "Eclips Media Technologies, Inc."

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

On December 22, 2009, the Company entered into a Purchase Agreement (the “Croxton Purchase Agreement”) by and among the Company, Benjamin C. Croxton (the “Seller”), and certain purchasers of securities owned by the Seller, representing a controlling interest in the Company  (each a “ Purchaser ” and collectively the "Purchasers").  The Croxton Purchase Agreement was subsequently amended on January 12, 2010.  As amended the Croxton Purchase Agreement contemplates a change of control of the Company through the resignation of the existing officers and directors, and the purchase, in privately negotiated transactions, of outstanding shares of the Company from the Seller, and the appointment of Greg Cohen as director and Chief Executive Officer.  Pursuant to the Croxton Purchase Agreement, Purchasers agreed to purchase from the Seller an aggregate of (i) 50,000,000 shares of common stock, $0.001 par value (“Common Stock”) and (ii) 1,500,000 shares of Series D preferred stock (the “Series D Preferred Stock” and collectively with the Common Stock, the “Shares”), comprising approximately 82% of the issued and outstanding shares of voting stock of the Company. The closing of the purchase of the Shares occurred on February 4, 2010.

In June 2010, the Croxton Stock Purchase Agreement has been restructured and the undocumented advance made on behalf of the various contemplated purchasers has been modified into a direct purchase by one individual (the “Buyer”) of all of the 50,000,000 shares sold by Mr. Croxton pursuant to the Croxton Stock Purchase Agreement (100,000,000 shares of common stock following the 2:1 forward exchange effected May 17, 2010) which is anticipated to be followed by offers made to various private purchases (the “Private Purchases”) by various other persons in an amount to be agreed, and at a purchase price to be agreed, with such seller.

During the first quarter of 2010, the Company entered into a secured 6% demand promissory note (the “Demand Note”) with RootZoo, Inc. (“RZ”).  RZ owned and operated a website www.rootzoo.com, focused upon providing social networking to sports fans, statistics and commentary to the sports community. During the fourth quarter of 2009 the Company had entered into negotiations with the then fifty (50%) percent owner of the common stock of RZ and one of its then two directors (the “RZ Part Owner”) to acquire RZ pursuant to an Asset Purchase Agreement (the “RZ Acquisition”), but negotiations for the RZ Acquisition broke down and have since been terminated. As a result of the discontinuance of all negotiations for the RZ Acquisition, the Company elected to foreclose on its loan and to acquire the RZ business under its foreclosed loan agreement. On May 15, 2010 the Company demanded repayment of all outstanding amounts under the Demand Note. On June 6, 2010, RZ entered into a Peaceful Possession Letter Agreement with the Company pursuant to which RZ granted the Company all rights of possession in and to the collateral which secures the Demand Note, representing substantially all of the assets of RZ in partial satisfaction with the Demand Note debt. Subsequently the Company, through an Assignment Agreement, assigned the rights and possession of the collateral to its subsidiary, RZ Acquisition Corp. Following termination of negotiations, all of the persons associated with the development of the RZ business resigned. RZ presently has no employees or others who perform services necessary to maintain and develop RZ business successfully. Due to the termination of negotiations, the Company believes that the assets of RZ has no value and worthless. Consequently, the Company recorded a total impairment loss of $173,257 which represents the principal amount of $171,100 and interest receivable of $2,157 in connection with the secured 6% demand promissory note agreement.

On June 21, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, SD and Brand Interaction Group, LLC, a New Jersey limited liability (“BIG”). pursuant to which, the Company, through its wholly-owned subsidiary SD, acquired all of the business and assets and assumed certain liabilities of BIG owned by Eric Simon our Chief Executive Officer (“CEO”). BIG owned Fantasy Football SUPERDRAFTTM, a sports entertainment and media business focused on promotion of fantasy league events through live events hosted in various venues such as Las Vegas, and online, which feature sports and media personalities, and the sale and marketing of various sports oriented products and services.

For the six months ended June 30, 2010, we had a net loss of $ 4,821,166 and $373,820 of net cash used in operations. At June 30, 2010 we had a working capital deficiency of $1,667,457. Additionally at June 30, 2010, we had an accumulated deficit of $29,301,576. These matters and the Company’s expected needs for capital investments required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. These figures reflect only 9 days of its SD Acquisition’s operations.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discount, the useful life of property and equipment, purchase price fair value allocation for the business acquisition, valuation and amortization periods of intangible asset, and  valuation of goodwill.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to ASC Topic 350, Goodwill and Other Intangible Asset and ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable.  Factors we consider include and are not limited to the following:

•	Significant changes in performance relative to expected operating results

•	Significant changes in the use of the assets or the strategy of our overall business

•	Significant industry or economic trends

As determined in accordance with ASC Topic 350, if the carrying amount of goodwill of a reporting unit exceeds its fair value, the impairment loss is measured as the amount by which the carrying amount exceeds the fair market value of the assets.  In accordance with ASC 360-10-35-15, in determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  The impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Derivative Liabilities

In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40,  Derivatives and Hedging – Contracts in an Entity’s Own Stock . The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down-round" provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. ASC Topic 815 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period.

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

 In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Six months Ended June 30, 2010 Compared to the Six months Ended June 30, 2009

Net revenues

We have not generated meaningful revenues during the six months ended June 30, 2010.

Operating Expenses

Costs associated with the administration of the Company were included in continued operations and in relation to the public entity. Payroll and stock based compensation expenses were $874,215 and 662,429 for the six months ended June 30, 2010 and 2009, respectively, an increase of approximately of $211,786 or 32%.  The increase was primarily attributable to the issuance of our common stock to our former CEO pursuant to a consulting agreement in February 2010. In addition, Pursuant to an Employment Agreement dated on June 21, 2010 we issued 10,000,000 shares of common stock to our Chief Executive Officer valued at $0.04 per share or $400,000.

Professional and consulting expenses were $2,698,986 and $131,628 for the six months ended June 30, 2010 and 2009, respectively, an increase of approximately of $2,567,358 or 1950%.  Professional expenses were incurred for the audits and public filing requirements.  The increase was primarily attributable to the issuance of our common stock to four consultants for services rendered amounting to $2,610,000 during the six months ended June 30, 2010.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $275,405 for the six months ended June 30, 2010, as compared to $117,293 for the six months ended June 30, 2009, an increase of approximately $158,112 or 135%. The increase is primarily attributable to the impairment loss of $173,258 in connection with the issuance of a secured 6% demand promissory note  to RootZoo Inc. (“RZ”), an entity the Company contemplated acquiring  but negotiations broke down and have since been terminated. As a result of the discontinuance of all negotiations for RZ, the Company elected to foreclose on its loan and to acquire the RZ business under its foreclosed loan agreement. On May 15, 2010 the Company demanded repayment of all outstanding amounts under the Demand Note. On June 6, 2010, RZ entered into a Peaceful Possession Letter Agreement with the Company pursuant to which RZ granted the Company all rights of possession in and to the collateral which secures the Demand Note, representing substantially all of the assets of RZ in partial satisfaction with the Demand Note debt. Subsequently the Company, through an Assignment Agreement, assigned the rights and possession of the collateral to its subsidiary, RZ Acquisition Corp. Due to the termination of this negotiation, we believe RZ is financially unable to satisfy its obligations to us and the foreclosed assets of RZ has no value and  are worthless. Such increase was offset by decrease in rent expense of $26,204 during the six months ended June 30, 2010.

Total Other Expense

         Our total other expenses in the six months ended June 30, 2010 primarily include expenses associated with derivative liabilities and interest expense.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES AND DERIVATIVE LIABILITIES EXPENSE

         We recorded derivative liability expense of $3,260,076 in connection with the issuance of the convertible debentures with warrants for the six months ended June 30, 2010. Change in fair value of derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40,  Derivatives and Hedging – Contracts in an Entity’s Own Stock , to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $2,399,047 during the six months ended June 30, 2010. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.  We did not have a comparable other expense during the same period in 2009 for we have issued convertible debentures beginning in December 2009.

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

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The increase in interest expense during the six months ended June 30, 2010 when compared to the same period in 2009 is primarily attributable to the amortization of the debt discount amounting to approximately $98,542 associated with the 6% convertible debenture.

Discontinued Operations

For the six months ended June 30, 2010 and 2009, we recorded total loss from discontinued operations of $0 and $94,641, respectively, associated with the discontinuance of our subsidiaries. Included in the loss from discontinued operations, total product sales and cost of goods sold from discontinued operations were $199,726 and $161,941 for the six months ended June 30, 2009.  Research and development have been included in the loss from discontinued operations, in the amounts of $132,426 for the six months ended June 30, 2009.

Loss from continuing operations

We recorded loss from continuing operations of $4,821,166 for the six months ended June 30, 2010 as compared to $913,850 for the six months ended June 30, 2009.

Net Loss

We recorded net loss of $4,821,161 for the six months ended June 30, 2010 as compared to $1,008,491 for the six months ended June 30, 2009.

Three months Ended June 30, 2010 Compared to the Three months Ended June 30, 2009

Net revenues

We have not generated meaningful revenues during the three months ended June 30, 2010.

Operating Expenses

Costs associated with the administration of the Company were included in continued operations and in relation to the public entity. Payroll and stock based compensation expenses were $508,798 and 497,551 for the three months ended June 30, 2010 and 2009, respectively, an increase of approximately of $11,247 or 2%.  The increase was primarily attributable to the issuance of our common stock to our CEO pursuant to an employment agreement in June 2010.

Professional and consulting expenses were $1,932,300 and $48,058 for the three months ended June 30, 2010 and 2009, respectively, an increase of approximately of $1,884,242 or 3921%.  Professional expenses were incurred for the audits and public filing requirements.  The increase was primarily attributable to the issuance of our common stock to two consultants for services rendered amounting to $1,920,000 during the three months ended June 30, 2010.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $256,592 for the three months ended June 30, 2010, as compared to $105,976 for the three months ended June 30, 2009, an increase of approximately $150,616 or 142%. The increase is primarily attributable to the impairment loss of $173,258 in connection with the issuance of a secured 6% demand promissory note agreement to, RZ, an entity the Company contemplated acquiring  but negotiations broke down and have since been terminated. As a result of the discontinuance of all negotiations for RZ, the Company elected to foreclose on its loan and to acquire the RZ business under its foreclosed loan agreement. On May 15, 2010 the Company demanded repayment of all outstanding amounts under the Demand Note. On June 6, 2010, RZ entered into a Peaceful Possession Letter Agreement with the Company pursuant to which RZ granted the Company all rights of possession in and to the collateral which secures the Demand Note, representing substantially all of the assets of RZ in partial satisfaction with the Demand Note debt. Subsequently the Company, through an Assignment Agreement, assigned the rights and possession of the collateral to its subsidiary, RZ Acquisition Corp. Due to the termination of this negotiation, we believe the foreclosed assets of RZ has no value and are worthless. Such increase was offset by a decrease in rent expense of approximately $33,000 during the six months ended June 30, 2010.

Total Other Expense

         Our total other expenses in the three months ended June 30, 2010 primarily include expenses associated with derivative liabilities and interest expense.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES AND DERIVATIVE LIABILITIES EXPENSE

         We recorded derivative liability expense of $2,309,910 in connection with the issuance of the convertible debentures with warrants for the three months ended June 30, 2010. Change in fair value of derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40,  Derivatives and Hedging – Contracts in an Entity’s Own Stock , to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $2,018,205 during the three months ended June 30, 2010. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.  We did not have a comparable other expense during the same period in 2009 for we have issued convertible debentures beginning in December 2009.

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

INTEREST EXPENSE

         Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The increase in interest expense during the three months ended June 30, 2010 when compared to the same period in 2009 is primarily attributable to the amortization of the debt discount amounting to approximately $72,500 associated with the 6% convertible debenture.

Discontinued Operations

For the three months ended June 30, 2010 and 2009, we recorded total loss from discontinued operations of $0 and $42,280, respectively, associated with the discontinuance of our subsidiaries. Included in the loss from discontinued operations, total product sales and cost of goods sold from discontinued operations were $113,126 and $100,456 for the three months ended June 30, 2009. Research and development have been included in the loss from discontinued operations, in the amounts of $54,949 for the three months ended June 30, 2009.

Loss from continuing operations

We recorded loss from continuing operations of $3,070,917for the three months ended June 30, 2010 as compared to $653,412 for the three months ended June 30, 2009.

Net Loss

We recorded net loss of $3,070,917 for the three months ended June 30, 2010 as compared to $695,692 for the three months ended June 30, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2010, we had a cash balance of $254,622. Our working capital deficit is $1,667,457 at June 30, 2010. We reported a net loss of $4,821,166 and $1,008,491 during the six months ended June 30, 2010 and 2009, respectively.  We do not anticipate we will be profitable in fiscal 2010.

We reported a net increase in cash for the six months ended June 30, 2010 of $254,622. While we currently have no material commitments for capital expenditures, at June 30, 2010 we owed $1,025,000 under various convertible debentures.  During the six months ended June 30, 2010, we have raised net proceeds of $937,500 from convertible debentures. We do not presently have any external sources of working capital.

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

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2010 amounted to $373,820 and was primarily attributable to our net losses of $4,821,166, offset by amortization of debt discount and debt issuance costs of $101,147, stock based expenses of $3,419,792, derivative liability expense of $3,260,076, change in fair value of derivative liabilities of ($2,399,047), depreciation and amortization of $8,103 and add back total changes in assets and liabilities of $115,982. Net cash flows used in operating activities for the six months ended June 30, 2009 amounted to $280,143 and was primarily attributable to our net losses of $913,850, offset by stock based expenses of $477,457, discontinued operating activities such as depreciation of $89,240, and total changes in assets and liabilities of $161,651.

Investing activities

Net cash flows used in investing activities was $309,058 for the six months ended June 30, 2010. We paid leasehold improvement of $14,025, purchase of equipment of $23,451, cash used in acquisition (net of cash acquired) of $100,482 and invested $171,100 on a 6% demand promissory note receivable. Net cash flows used in investing activities was $787 for the six months ended June 30, 2009.

Financing activities

Net cash flows provided by financing activities was $937,500 for the six months ended June 30, 2010. We received net proceeds from convertible debentures of $950,000 offset by debt issuance cost of $12,500. Net cash flows provided by financing activities was $286,641 for the six months ended June 30, 2009. We received net proceeds from sale of our stock of $286,641.

Debenture Financing

Between December 2009 and June 2010, the Company entered into various securities purchase agreement with accredited investors pursuant to which the Company agreed to issue an aggregate of $1,025,000 of its 6% Convertible Debentures for an aggregate purchase price of $1,025,000. The Debentures bear interest at 6% per annum and matures twenty-four months from the date of issuance. The Debentures are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to the lesser of (i) $0.025 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.  In connection with the Agreements, the Investors received an aggregate of 41,000,000 warrants to purchase shares of the Company’s common stock. The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price.

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

The following tables summarize our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Long term loans	$—	—	1,025,000	—	—
Total Contractual Obligations:	$—	—	1,025,000	—	—

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

ITEM 4. CONTROLS AND PROCEDURES.

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

With respect to the quarterly period ending June 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that its disclosure controls and procedures were not effective as of June 30, 2010 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

               None.

ITEM 1A. RISK FACTORS.

               Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 15, 2010 the Company issued an aggregate of 24,000,000 shares of the Company’s common stock of the Company to two consultants for consulting services rendered. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On June 21, 2010, the Company issued 20,000,000 shares of common stock to Brand Interaction Group, LLC. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to an Employment Agreement dated on June 21, 2010 the Company issued 10,000,000 shares of common stock to the Company’s Chief Executive Officer. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In July 2010, in connection with the sale of the Company’s common stock, the Company issued 1,500,000 shares of common stock for net proceeds of approximately $75,000. The securities were issued in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, the proceeds of which were used for general working capital.

Between April 2010 and June 2010, the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $700,000 of its 6% Convertible Debentures for an aggregate purchase price of $700,000 with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investor received a warrant to purchase 28,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.025, subject to adjustment in certain circumstances. The securities were issued in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, the proceeds of which were used for general working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

                 None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECLIPS MEDIA TECHNOLOGIES, INC.

Date: August 16, 2010	By:	/s/ Eric Simon
Eric Simon
Chief Executive Officer
(principal executive officer, principal financial and accounting officer)