Form 10-Q
period 2010-09-30
ECLIPS MEDIA TECHNOLOGIES, INC.
filed 2010-11-15
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  205,025,338 shares of common stock are issued and outstanding as of November 15, 2010.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
September 30, 2010

TABLE OF CONTENTS

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "Eclips," "we," "us," "our" and similar terms refer to EClips Media Technologies, Inc., a Delaware corporation, and subsidiary.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$19,827	$-
Prepaid expenses	234,925	-
Debt issuance cost	8,332
Assets of discontinued operations	92,716	-

Total Current Assets	355,800	-

OTHER ASSETS:
Property and equipment, net	34,222	-
Deposits	8,509	-

Total Assets	$398,531	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,371	$-
Derivative liabilities	2,252,276	67,147
Liabilities of discontinued operations	554,921	167,686

Total current liabilities	2,912,568	234,833

LONG-TERM LIABILITIES:
Convertible debentures, net of debt discount	226,667	7,620

Total Liabilities	3,139,235	242,453

Stockholders' Deficit
Preferred stock, $.0001 par value; 10,000,000 authorized Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Series D, none issued and outstanding	-	-
Common stock; $.0001 par value; 750,000,000 shares authorized; 205,025,338 and 129,725,338 shares issued and outstanding, respectively	20,503	12,972
Additional paid-in capital	28,687,154	24,224,685
Accumulated deficit	(31,448,661)	(24,480,410)

Total Stockholders' Deficit	(2,740,704)	(242,453)

Total Liabilities and Stockholders' Deficit	$398,531	$-

See accompanying notes to unaudited consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Payroll expense and stock based compensation	101,875	93,882	969,167	756,311
Professional and consulting	74,912	72,014	2,808,623	203,642
General and administrative expenses	37,468	68,607	278,137	185,900

Total operating expenses	214,255	234,503	4,055,927	1,145,853

Loss from continuing operations	(214,255)	(234,503)	(4,055,927)	(1,145,853)

Other income (expense)
Interest income	-	-	2,157	-
Interest expense	(145,286)	(527)	(258,974)	(3,027)
Derivative liability expense	-	-	(3,260,076)	-
Change in fair value of derivative liabilities	(366,480)	-	2,032,567	-

Total other income (expense)	(511,766)	(527)	(1,484,326)	(3,027)

Loss from continuing operations before provision for income taxes	(726,021)	(235,030)	(5,540,253)	(1,148,880)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(726,021)	(235,030)	(5,540,253)	(1,148,880)

Loss from discontinued operations, net of tax	(1,421,064)	(17,687)	(1,427,998)	(112,328)

Net loss available to common shareholders	$(2,147,085)	$(252,717)	$(6,968,251)	$(1,261,208)

Loss per common share, basic and diluted:
Loss from continuing operations	$-	$(0.02)	$(0.03)	$(0.25)
Loss from discontinued operations	$0.01	$-	$0.01	$0.02

	$(0.01)	$(0.02)	$(0.04)	$(0.27)

Weighted average common shares outstanding	204,825,336	11,946,924	172,920,939	4,605,873

See accompanying notes to unaudited consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(5,540,253)	$(1,148,880)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	3,254	-
Amortization of prepaid expenses	13,108	-
Amortization of debt issuance costs	4,168	-
Amortization of debt discount	226,667	-
Impairment loss	173,257	-
Change in fair value of derivative liabilities	(2,032,567)	-
Derivative liablity expense	3,260,076	-
Stock based consulting	2,650,000	656,962
Stock based compensation expense	879,167	-
Contributed services	10,000	-

(Increase) Decrease in:
Interest receivable	(2,157)	-
Prepaid expense	(192,200)	-
Deposits	(8,509)	-

Increase (Decrease) in:
Accounts payable and accrued expenses	(31,531)	-

Net cash used in continuing operations	(587,520)	(491,918)

Loss from discontinued operations	(1,427,998)	(112,328)

Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operating activities:

Amortization	233	129,227
Impairment loss	1,043,038	-
(Increase) decrease in discontinued assets	(89,086)	(76,715)
Increase (decrease) in discontinued liabilities	382,179	226,088

Net cash (used in) provided by discontinued operations	(91,634)	166,272

Net cash used in operating activities	(679,154)	(325,646)

Cash flows from investing activities:
Cash acquired in acquisition	5,057	-
Cash used in acquisition	(110,000)	-
Payment of leasehold improvement	(14,025)	-
Purchase of equipment	(23,451)	(787)
Investment in note receivable	(171,100)	-

Net cash used in investing activities	(313,519)	(787)

Cash flows from financing activities:
Proceeds from issuance of common stock	75,000	344,899
Net proceeds from debentures	937,500	-

Net cash provided by financing activities	1,012,500	344,899

Net increase in cash	19,827	18,466

Cash, beginning of period	-	370

Cash, end of period	$19,827	$18,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$6,095
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$800,000	$-
Conversion of debt to equity (preferred stock)	$-	$58,257
Conversion of preferred stock to common stock	$-	$7,250,000

See accompanying notes to unaudited consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

In September 2010, the Company decided to discontinue the operations of SD acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010. The Company has agreed in principal to enter into a spin off agreement (the “Spinoff”) with Brand Interaction Group, LLC (“BIG”) and Mr. Eric Simon, the Company’s former CEO, pursuant to which the Company will return the Superdraft business to Mr. Simon by exchanging 100% of the issued and outstanding capital stock of SD Acquisition Corp., which owned and operated the Superdraft business, for the cancellation of 30,000,000 shares of the Company owned by Mr. Simon and BIG, the cancellation of the Asset Purchase Agreement and Employment Agreement entered into between the Company, Mr. Simon and BIG in June 2010. In addition, BIG will make certain payments to some of the Company’s noteholders which would reduce, on a dollar for dollar basis, amounts due and payable by the Company to such noteholders. The Spinoff remains subject to revision.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Assets Acquired
Cash	$5,057

Intangible
Trademark	3,863
Goodwill	1,043,038
Total assets acquired	1,051,958

Liabilities Assumed	183,806

Net assets acquired	$868,152

Since the Company decided to discontinue the operations of SD acquisition Corp., the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill during the nine months ended September 30, 2010. Accordingly, the Company recorded an impairment of goodwill of $1,043,038 in the accompanying statement of operations.

Discontinued Operations

The Company’s operations were developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation.  Additionally, in September 2010, the Company decided to discontinue the operations of SD acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets of discontinued operation" and “Liabilities of discontinued operation".  The carrying amounts of the major classes of these liabilities as of September 30, 2010 are summarized as follows:

September 30,
2010
Assets:
Cash	$29,086
Receivables	60,000
Other assets	3,630

Assets of discontinued operations	$92,716

Liabilities
Accounts payables and accrued expenses	$(370,988)
Due to related party	(183,933)

Liabilities of discontinued operations	$554,921

The following table sets forth for the nine months ended September 30, 2010 and 2009, indicated selected financial data of the Company's discontinued operations.

	September 30, 2010	September 30, 2009
Revenues	$178,645	$260,992
Cost of sales	381,331	189,450
Gross (loss) profit	(202,686)	71,542
Operating and other non-operating expenses	1,225,312	183,870

Loss from discontinued operations	$(1,427,998)	$(112,328)

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2010, and the results of operations and cash flows for the nine months ending September 30, 2010 have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discount, the useful life of property and equipment, purchase price fair value allocation for the business acquisition, valuation and amortization periods of intangible asset, and  valuation and impairment of goodwill.

Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on the reported net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the nine months ended September 30, 2010, the Company has not reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

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
Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2010 and December 31, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible debentures at September 30, 2010 and December 31, 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15,  “Impairment or Disposal of Long-Lived Assets” . The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. In September 2010, the Company decided to discontinue the operations of SD acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010. Accordingly, during the nine months ended September 30, 2010, the Company has determined that an adjustment to the carrying value of goodwill was required. The Company recorded an impairment of goodwill of $1,043,038 in the accompanying statement of operations.

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
Stock Based Compensation

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the nine months ended September 30, 2010 and 2009, the Company did not grant any stock options.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the nine months ended September 30, 2010, subsequent events were evaluated by the Company as of the date on which the unaudited consolidated financial statements for the nine months ended September 30, 2010, were available to be issued.

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The outstanding warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 82,000,000 at September 30, 2010. There were no dilutive common stock equivalents as of September 30, 2009.

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

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2010, the Company had an accumulated deficit of $31,448,661, and a working capital deficiency of $2,556,768.  Additionally, for the nine months ended September 30, 2010, the Company incurred net losses of $6,968,251 and had negative cash flows from operations in the amount of $679,154. In addition, from the time the Company decided to discontinue the operations of SD Aquisition Corp., the Company has not commence any active operations.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2010
Computer Equipment	3 years	$4,067
Office Equipment	5 years	8,142
Furniture and fixtures	5 years	11,242
Leasehold improvements	5 years	14,025
		37,476
Less: Accumulated depreciation		(3,254)
		$34,222

During the nine months ended September 30, 2010, the Company paid for leasehold improvements of $14,025 on a facility lease by an affiliated company for which our former Chief Executive officer and director, Greg Cohen, is the President. For the nine months ended September 30, 2010 and 2009, depreciation expense amounted to $3,254 and $0, respectively.

NOTE 5 – DERIVATIVE LIABILITIES

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

In connection with the issuance of the 6% Senior Convertible Debentures, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $ $2,252,276 and $67,147 at September 30, 2010 and December 31, 2009, respectively. Derivative liability expense and the gain resulting from the decrease in fair value of this convertible instrument was $3,260,076 and $2,032,567 for the nine months ended September 30, 2010. Derivative liability expense and the loss resulting from the increase in fair value of this convertible instrument was $0 and $366,480 for the three months ended September 30, 2010.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 5 – DERIVATIVE LIABILITIES (continued)

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:
September 30, 2010

Expected volatility	184% - 236%
Expected term	1.20-5 Years
Risk-free interest rate	0.27%-2.62%
Expected dividend yield	0%

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

On February 4, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $200,000 of its 6% convertible debentures for an aggregate purchase price of $200,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.  In connection with the Agreement, the Investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $200,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. The Company paid a legal fee of $12,500 in connection with this debenture. Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. As of September 30, 2010, amortization of debt issuance cost amounted to $4,168 and is included in interest expense. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

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

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 6 – CONVERTIBLE DEBENTURES (continued)

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

At September 30, 2010 and December 31, 2009, convertible debentures consisted of the following:

	September 30, 2010	December 31, 2009
Long-term convertible debentures	$1,025,000	$75,000

Less: debt discount	(798,333)	(67,380)

Long-term convertible debentures – net	$226,667	$7,620

Total amortization of debt discounts for the convertible debentures amounted to $226,667 for the nine months ended September 30, 2010, and is included in interest expense. Accrued interest as of September 30, 2010 amounted to $27,415.

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

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 - STOCKHOLDERS’ DEFICIT (continued)

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company shall be converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company shall be converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values are retroactively stated at the effective date of merger. Except as otherwise noted, amounts set forth as of September 30, 2010 reflects the effect of the merger.

The authorized capital of EClips Media consists of 750,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share of which 3,000,000 shares have been designated as series A Preferred Stock.

Common stock

On February 4, 2010, the Company entered into a Consulting Agreement (the “Agreement”) with Colonial Ventures, LLC (the “Consultant”), a company controlled by Chairman and former CEO of the Company. Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement (the “Base Compensation”). The Company issued 5,000,000 shares (10,000,000 post-merger) pursuant to this consulting agreement, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. The Company valued these common shares at the fair market value on the date of grant at $0.115 per share or $575,000.  In connection with the issuance of these shares during the nine months ended September 30, 2010, the Company recorded stock based compensation of $479,167 and prepaid expense of $95,833 to be amortized over the service or vesting period.

On February 5, 2010 the Company issued an aggregate of 6,000,000 shares (12,000,000 post-merger) of the Company’s common stock of the Company to two persons for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.115 per share or $690,000. In connection with the issuance of these shares during the nine months ended September 30, 2010, the Company recorded stock based consulting of $690,000.

On April 15, 2010 the Company issued an aggregate of 24,000,000 shares of the Company’s common stock of the Company to two consultants for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.08 per share or $1,920,000. In connection with the issuance of these shares during the nine months ended September 30, 2010, the Company recorded stock based consulting of $1,920,000.

On June 21, 2010, in connection with the Asset Purchase Agreement with BIG, the Company issued 20,000,000 shares of common stock valued at $0.04 per share or $800,000. The Company valued these common shares at the fair market value on the date of grant based on the recent selling price of the Company’s common stock.

Pursuant to an Employment Agreement dated on June 21, 2010 the Company issued 10,000,000 shares of common stock to the Company’s Chief Executive Officer. The Company valued these common shares at the fair market value on the date of grant at $0.04 per share or $400,000. In connection with the issuance of these shares during the nine months ended September 30, 2010, the Company recorded stock based compensation of $400,000.

In July 2010, in connection with the sale of the Company’s common stock, the Company issued 1,500,000 shares of common stock for net proceeds of approximately $75,000.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 8 - RELATED PARTY TRANSACTIONS

On February 4, 2010, the Company entered into a Consulting Agreement (the “Agreement”) with Colonial Ventures, LLC (the “Consultant”), a company controlled by Chairman and former CEO of the Company. Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement (the “Base Compensation”). The Company issued 5,000,000 shares (10,000,000 post-merger) pursuant to this consulting agreement, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. During the nine months ended September 30, 2010, the Company paid $80,000 in cash to this consultant.  Compensation in the amount of $10,000 was recorded to additional paid-in capital for contributed services provided by such consultant in September 2010.

During the nine months ended September 30, 2010, the Company paid leasehold improvements and rent of $14,025 and $12,486, respectively on a facility lease by an affiliated company for which our former Chief Executive officer and director, Greg Cohen, is the President.

NOTE 9 – COMMITMENTS

Consulting Agreement

On June 24, 2010 the Company engaged Brooke Capital Investments, LLC (“Brooke”) to perform certain investor relations, branding and media relations services for the Company for a 12 month period (the “Consulting Agreement”). The Company shall pay to Brooke an amount equal to $150,000, in cash, on the date of execution of this Agreement. This Agreement may not be terminated during the term and under no circumstance is Brooke under any obligation to return all or any portion of the Consulting Fee to the Company. In connection with this consulting agreement during the nine months ended September 30, 2010, the Company recorded investor relations expense of $40,000 and prepaid expense of $110,000 to be amortized over the term of this agreement.

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

During the first quarter of 2010, the Company entered into a secured 6% demand promissory note (the “Demand Note”)with RootZoo, Inc. (“RZ”).  RZ owned and operated a website www.rootzoo.com, focused upon providing social networking to sports fans, statistics and commentary to the sports community. During the fourth quarter of 2009 the Company had entered into negotiations with the then fifty (50%) percent owner of the common stock of RZ and one of its then two directors (the “RZ Part Owner”) to acquire RZ pursuant to an Asset Purchase Agreement (the “RZ Acquisition”), but negotiations for the RZ Acquisition broke down and have since been terminated. As a result of the discontinuance of all negotiations for the RZ Acquisition, the Company elected to foreclose on its loan and to acquire the RZ business under its foreclosed loan agreement. On May 15, 2010 the Company demanded repayment of all outstanding amounts under the Demand Note. On June 6, 2010, RZ entered into a Peaceful Possession Letter Agreement with the Company pursuant to which RZ granted the Company all rights of possession in and to the collateral which secures the Demand Note, representing substantially all of the assets of RZ in partial satisfaction with the Demand Note debt. Subsequently the Company, through an Assignment Agreement, assigned the rights and possession of the collateral to its subsidiary, RZ Acquisition Corp. Following termination of negotiations, all of the persons associated with the development of the RZ business resigned. RZ presently has no employees or others who perform services necessary to maintain and develop RZ business successfully. Due to the termination of negotiations, the Company believes that the assets of RZ has no value and worthless. Consequently, the Company recorded a total impairment loss of $173,257 which represents the principal amount of $171,100 and interest receivable of $2,157 in connection with the secured 6% demand promissory note agreement.

On June 21, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, SD and Brand Interaction Group, LLC, a New Jersey limited liability (“BIG”) pursuant to which, the Company, through its wholly-owned subsidiary SD, acquired all of the business and assets and assumed certain liabilities of BIG owned by Eric Simon our Chief Executive Officer (“CEO”). BIG owned Fantasy Football SUPERDRAFTTM, a sports entertainment and media business focused on promotion of fantasy league events through live events hosted in various venues such as Las Vegas, and online, which feature sports and media personalities, and the sale and marketing of various sports oriented products and services.

In September 2010, we decided to discontinue the operations of SD acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.  Accordingly, SD acquisition Corp. is recorded as discontinued operations in the accompanying consolidated financial statements. The Company has agreed in principal to enter into a spin off agreement (the “Spinoff”) with BIG and Mr. Eric Simon, the Company’s former CEO, pursuant to which the Company will return the Superdraft business to Mr. Simon by exchanging 100% of the issued and outstanding capital stock of SD Acquisition Corp., which owned and operated the Superdraft business, for the cancellation of 30,000,000 shares of the Company owned by Mr. Simon and BIG, the cancellation of the Asset Purchase Agreement and Employment Agreement entered into between the Company, Mr. Simon and BIG in June 2010. In addition, BIG will make certain payments to some of our noteholders which would reduce, on a dollar for dollar basis, amounts due and payable by us to such noteholders. The Spinoff remains subject to revision.

For the nine months ended September 30, 2010, we had a net loss of $ 6,968,251 and $679,154 of net cash used in operations. At September 30, 2010 we had a working capital deficiency of $2,556,768. Additionally at September 30, 2010, we had an accumulated deficit of $3,448,661. These matters and the Company’s expected needs for capital investments required to support operational growth raise substantial doubt about its ability to continue as a going concern. The Company’s unaudited financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Three and Nine months Ended September 30, 2010 Compared to the Three and Nine months Ended September 30, 2009

Net revenues

We have not generated revenues during the three and nine months ended September 30, 2010.

Operating Expenses

Costs associated with the administration of the Company were included in continued operations and in relation to the public entity. Payroll and stock based compensation expenses were $969,167 and $756,311 for the nine months ended September 30, 2010 and 2009, respectively, an increase of approximately of $212,856 or 28%.  The increase was primarily attributable to the issuance of our common stock to our Chairman pursuant to a consulting agreement in February 2010. In addition, Pursuant to an Employment Agreement dated on June 21, 2010 we issued 10,000,000 shares of common stock to our former Chief Executive Officer, Mr. Eric Simon, valued at $0.04 per share or $400,000. Payroll and stock based compensation expenses were $101,875 and $93,882 for the three months ended September 30, 2010 and 2009, respectively, an increase of approximately of $7,993 or 9%.

Professional and consulting expenses were $2,808,623 and $203,642 for the nine months ended September 30, 2010 and 2009, respectively, an increase of approximately of $2,604,981 or 1,279%.  Professional expenses were incurred for the audits and public filing requirements.  The increase was primarily attributable to the issuance of our common stock to four consultants for services rendered amounting to $2,610,000 during the nine months ended September 30, 2010. Professional and consulting expenses were $74,912 and $72,014 for the three months ended September 30, 2010 and 2009, respectively, an increase of approximately of $2,898 or 4%.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $278,137 for the nine months ended September 30, 2010, as compared to $185,900 for the nine months ended September 30, 2009, an increase of approximately $92,237 or 50%. The increase is primarily attributable to the impairment loss of $173,258 in connection with the issuance of a secured 6% demand promissory note to RootZoo Inc. (“RZ”), an entity the Company contemplated acquiring  but negotiations broke down and have since been terminated. As a result of the discontinuance of all negotiations for RZ, the Company elected to foreclose on its loan and to acquire the RZ business under its foreclosed loan agreement. On May 15, 2010 the Company demanded repayment of all outstanding amounts under the Demand Note. On June 6, 2010, RZ entered into a Peaceful Possession Letter Agreement with the Company pursuant to which RZ granted the Company all rights of possession in and to the collateral which secures the Demand Note, representing substantially all of the assets of RZ in partial satisfaction with the Demand Note debt. Subsequently the Company, through an Assignment Agreement, assigned the rights and possession of the collateral to its subsidiary, RZ Acquisition Corp. Due to the termination of this negotiation, we believe RZ is financially unable to satisfy its obligations to us and the foreclosed assets of RZ has no value and  are worthless. Such increase was offset by decrease in rent expense of $42,232 during the nine months ended September 30, 2010. General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $37,468 for the three months ended September 30, 2010, as compared to $68,607 for the three months ended September 30, 2009, a decrease of approximately $31,139 or 45%. This is due to decrease in rent and general operating expense as a result of decrease in operations.

Total Other Expense

Our total other expenses in the three and nine months ended September 30, 2010 primarily include expenses associated with derivative liabilities and interest expense.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES AND DERIVATIVE LIABILITIES EXPENSE

We recorded derivative liability expense of $3,260,076 in connection with the issuance of the convertible debentures with warrants for the nine months ended September 30, 2010. Change in fair value of derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40,  Derivatives and Hedging – Contracts in an Entity’s Own Stock , to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an (increase) decrease of $(366,480) and $2,032,567 during the three and nine months ended September 30, 2010, respectively. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.  We did not have a comparable other expense during the same period in 2009 for we have issued convertible debentures beginning in December 2009.

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

INTEREST EXPENSE

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The increase in interest expense when compared to the same period in 2009 is primarily attributable to the amortization of the debt discount amounting to approximately $128,125 and $226,667 during the three and nine months ended September 30, 2010, respectively, associated with the 6% convertible debenture.

Discontinued Operations

The Company’s operations were developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, we discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in our financial statements and related footnotes to conform to this presentation.  Additionally, in September 2010, we decided to discontinue the operations of SD acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.

The following table sets forth for the three months ended September 30, 2010 and 2009, indicated selected financial data of the Company's discontinued operations.

	September 30, 2010	September 30, 2009
Revenues	$178,645	$61,266
Cost of sales	381,331	27,509
Gross (loss) profit	(202,686)	33,757
Operating and other non-operating expenses	1,218,378	51,444

Loss from discontinued operations	$(1,421,064)	$(17,687)

The following table sets forth for the nine months ended September 30, 2010 and 2009, indicated selected financial data of the Company's discontinued operations.

	September 30, 2010	September 30, 2009
Revenues	$178,645	$260,992
Cost of sales	381,331	189,450
Gross (loss) profit	(202,686)	71,542
Operating and other non-operating expenses	1,225,312	183,870

Loss from discontinued operations	$(1,427,998)	$(112,328)

Loss from continuing operations

We recorded loss from continuing operations of $726,021 for the three months ended September 30, 2010 as compared to $235,030 for the three months ended September 30, 2009. We recorded loss from continuing operations of $5,540,253 for the nine months ended September 30, 2010 as compared to $1,148,880 for the nine months ended September 30, 2009.

Net Loss

We recorded net loss of $2,147,085 for the three months ended September 30, 2010 as compared to $252,717 for the three months ended September 30, 2009. We recorded net loss of $6,968,251 for the nine months ended September 30, 2010 as compared to $1,261,208 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2010, we had a cash balance of $19,827. Our working capital deficit is $2,556,768 at September 30, 2010. We reported a net loss of $6,968,251 and $1,261,208 during the nine months ended September 30, 2010 and 2009, respectively.  We do not anticipate we will be profitable in fiscal 2010.

We reported a net increase in cash for the nine months ended September 30, 2010 of $19,827. While we currently have no material commitments for capital expenditures, at September 30, 2010 we owed $1,025,000 under various convertible debentures.  During the nine months ended September 30, 2010, we have raised net proceeds of $937,500 from convertible debentures and $75,000 from the sale of our common stock. We do not presently have any external sources of working capital.

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

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2010 amounted to $679,154 and was primarily attributable to our net losses of $6,968,251, offset by amortization of debt discount and debt issuance costs of $230,835, stock based expenses of $3,529,167, derivative liability expense of $3,260,076, change in fair value of derivative liabilities of ($2,032,567), contributed services of $10,000, depreciation of $3,254, impairment loss of $173,257, discontinued operating activities such as impairment loss of $1,043,038, and total changes in assets and liabilities from continued and discontinued activities of $58,696. Net cash flows used in operating activities for the nine months ended September 30, 2009 amounted to $325,646 and was primarily attributable to our net losses of $1,261,208, offset by stock based expenses of $656,962, discontinued operating activities such as depreciation of $129,227, and total changes in assets and liabilities of $149,373.

Investing activities

Net cash flows used in investing activities was $313,519 for the nine months ended September 30, 2010. We paid leasehold improvement of $14,025, purchase of equipment of $23,451, cash used in acquisition (net of cash acquired) of $104,943 and invested $171,100 on a 6% demand promissory note receivable. Net cash flows used in investing activities was $787 for the nine months ended September 30, 2009.

Financing activities

Net cash flows provided by financing activities was $1,012,500 for the nine months ended September 30, 2010. We received net proceeds from convertible debentures of $950,000 offset by debt issuance cost of $12,500 and the sale of our common stock of $75,000. Net cash flows provided by financing activities was $344,899 for the nine months ended September 30, 2009. We received net proceeds from sale of our stock of $344,899.

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

The following tables summarize our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

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

With respect to the quarterly period ending September 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that its disclosure controls and procedures were not effective as of September 30, 2010 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                None.

ITEM 1A. RISK FACTORS.

                Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                None.

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

ECLIPS MEDIA TECHNOLOGIES, INC.

Date: November 15, 2010	By:	/s/ Glenn Kesner
Glenn Kesner
Chief Executive Officer
(principal executive officer and principal accounting officer)