Form 10-K
period 2010-12-31
ECLIPS MEDIA TECHNOLOGIES, INC.
filed 2011-03-30
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25097

EClips Media Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 Middlesex Turnpike, Suite 6 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 646-820-5493

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☑ No ☐
Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☑  No ☐
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date was approximately $4,995,760.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 25, 2011
Common Stock, $0.0001 par value	185,833,555

ECLIPS MEDIA TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2010

PART I

Item 1. Description of Business.

Corporate History

We were incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, we changed our name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, we changed our name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, we changed our name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”  We merged with World Energy Solutions, Inc., a private Florida corporation, on August 17, 2005.  Advanced 3D Ultrasound Services, Inc. remained as the surviving entity and legal acquirer, and World Energy Solutions, Inc. was the accounting acquirer.  On November 7, 2005, we changed our name to “World Energy Solutions, Inc.” and merged with Professional Technical Systems, Inc.  We remained as the surviving entity and legal acquirer, while Professional Technical Systems, Inc. was the accounting acquirer. On February 26, 2009, we changed our name to “EClips Energy Technologies, Inc.”  For the purpose of changing our state of incorporation to Delaware, we merged with and into our newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc. on April 21, 2010, with EClips Media Technologies, Inc. continuing as the surviving corporation.

Recent Events

Our former operations were the development and manufacturing of products and services that reduced fuel costs and energy expenditures and benefited the environment.  We sold these products and services to consumers in the public and private sectors.  In December 2009 we discontinued these operations and disposed of certain of our subsidiaries related to the former operations.

On December 22, 2009 we entered into a purchase agreement with Benjamin C. Croxton, our former Chief Executive Officer and director, and certain investors who represented a controlling interest in us (the “Purchasers”).  The agreement was amended on January 12, 2010, and the transactions contemplated therein became effective on February 4, 2010.  On that date, we underwent a change of control through (i) the resignation of all of our existing officers and directors, including Mr. Croxton, (ii) the purchase by the Purchasers, in privately negotiated transactions, of certain of our outstanding shares of common and preferred stock from Mr. Croxton and (iii) the appointment of Gregory Cohen as our Chairman and Chief Executive Officer and the appointment of Glenn Kesner and Daniel Wood as directors.  The Purchasers purchased an aggregate of 100,000,000 shares of our common stock, par value $0.0001 per share and 3,000,000 shares of Series A Preferred Stock, which comprised approximately 82% of our issued and outstanding shares of voting stock (as adjusted for our 2:1 forward exchange effective April 21, 2010).  As a result of the purchase agreement, Auracana, LLC, the purchaser of the 3,000,000 shares of Series A Preferred Stock, effectively gained control over our voting stock as each share of the Series A Preferred Stock is entitled to 500 votes per share voting as a class with common stock.  Mr. Kesner is the president and control person of Auracana, LLC.

In connection with our purchase agreement with Mr. Croxton, we issued him 2,200,000 shares of our common stock and transferred to him or his designee our former subsidiaries Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted him a five-year option for the purchase of H-Hybrid Technologies, Inc.

       Also on February 4, 2010, we entered into a consulting agreement with Colonial Ventures, LLC (“Colonial”), a company controlled by Mr. Cohen.  The agreement provided that Colonial was to perform consulting and advisory services for us including but not limited to acquisitions, business development, management and sales services, and related services pertaining to our business, and that Mr. Cohen was to serve as our Chairman and Chief Executive Officer and perform the consulting and advisory services for us on behalf of Colonial.   In connection with the agreement, we issued Colonial 5,000,000 shares of common stock that vested immediately and 5,000,000 shares of common stock that were to vest on the first year anniversary of the agreement.  On December 13, 2010, the 5,000,000 unvested shares issued to Colonial were cancelled.

On April 21, 2010, we merged with our wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation, for the purpose of changing our state of incorporation to Delaware from Florida.  EClips Media Technologies, Inc. was the surviving corporation in this merger.  Pursuant to the merger, (i) each issued and outstanding share of EClips Energy Technologies, Inc. common stock was converted into two shares of EClips Media Technologies, Inc. common stock, (ii) each issued and outstanding share of EClips Energy Technologies, Inc.  Series D Preferred Stock was converted into two shares of EClips Media Technologies, Inc. Series A Preferred stock and (iii) the outstanding shares of EClips Media Technologies, Inc. common stock held by us were retired and canceled and assumed the status of authorized and unissued EClips Media Technologies, Inc. common stock.  EClips Media Technologies, Inc. assumed the EClips Energy Technologies, Inc. outstanding 6% convertible debentures and they were converted into outstanding 6% convertible debentures of EClips Media Technologies, Inc.  All options and rights to acquire EClips Energy Technologies, Inc. common stock, and all outstanding warrants or rights to purchase the EClips Energy Technologies, Inc. common stock, were automatically converted into equivalent options, warrants and rights to purchase two times the number of shares of EClips Media Technologies, Inc. common stock at 50% of the exercise, conversion or strike price of such converted options, warrants and rights.  Trading of the securities on a 2:1 basis commenced on May 17, 2010.  The conversion of each issued and outstanding share of EClips Energy Technologies, Inc. common stock into two shares of EClips Media Technologies, Inc. common stock was inadvertently not effectuated for the 294,177 shares of EClips Energy Technologies, Inc. common stock held by stockholders to whom we had previously issued shares under Regulation S.  To put these stockholders in parity with the other holders of our common stock, on December 31, 2010 we issued a 2:1 dividend for these shareholders, issuing them an aggregate of 588,354 shares of common stock.

On February 5, 2010, we purchased a secured 6% demand promissory note (the “Demand Note”) from RootZoo, Inc. (“RootZoo”).  RootZoo owned and operated the website www.rootzoo.com, which focused on providing social networking, statistics and commentary to the sports fan community.  During the fourth quarter of 2009 we entered into negotiations with the then 50% owner of RootZoo common stock and one of its then two directors to acquire RootZoo pursuant to an asset purchase agreement, but negotiations for the acquisition broke down and were terminated.  Following termination of negotiations, all of the persons associated with the development of the RZ business resigned.   As a result of the discontinuance of all negotiations for the acquisition, we foreclosed on our loan and acquired the RootZoo business under the terms of the Demand Note and accompanying security agreement.  On June 6, 2010, RootZoo granted us all rights of possession in and to the collateral which secured the Demand Note, representing substantially all of its assets. Subsequently, we assigned the rights and possession in and to the collateral to our subsidiary, RZ Acquisition Corp.

On June 21, 2010, through our wholly-owned subsidiary SD Acquisition Corp, we acquired all of the business and assets of Brand Interaction Group, LLC, a New Jersey limited liability company (“BIG”).  BIG owned and operated Superdraft, a sports entertainment and media business focused on promotion of fantasy league events through live and online events.  In connection with the acquisition, Eric Simon, the control person of BIG, was appointed as our Chief Executive Officer and was issued 10,000,000 shares of our common stock.  We also issued BIG 20,000,000 shares of our common stock and assumed certain debt that BIG had previously issued to several of its creditors.

       In the fall of 2010, we decided to discontinue the operations of SD Acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.  Mr. Simon resigned as our Chief Executive Officer on November 15, 2010 and on December 7, 2010, we entered into a spinoff agreement with BIG, Mr. Simon, SD Acquisition Corp. and certain holders of our outstanding convertible debentures pursuant to which we agreed to spinoff SD Acquisition Corp. to BIG and Mr. Simon and cancel the 30,000,000 shares of common stock previously issued to BIG and Mr. Simon.   Upon the execution of the spinoff, we were released from any obligations and agreements incurred by Mr. Simon on behalf of SD Acquisition Corp.  As set forth in the spinoff agreement, BIG is obligated to make direct payments of an aggregate of $95,000 to certain holders of our convertible debentures in order to retire or reduce, on a dollar for dollar basis, amounts due and payable by us to such holders.  In connection with the foregoing, BIG issued a $95,000 promissory note to these holders.  The note is payable in six equal monthly installments of $15,833, with the first payment due on January 21, 2011.  Between January 2011 and March 2011, BIG paid the holders approximately $47,500, and such amount reduces the principal balance of our convertible debentures issued to these holders.

Convertible Debentures and Warrants

Between December 2009 and June 2010, we entered into securities purchase agreements with several accredited investors pursuant to which we issued an aggregate of $1,025,000 of our 6% convertible debentures and 41,000,000 warrants to purchase shares of our common stock.  The debentures have an interest rate of 6% per year and mature 24 months from the date of issuance.  The debentures are convertible at the option of the holder at any time into shares of our common stock, at a conversion price equal to the lesser of $0.025 per share, or, until the 18 month anniversary of the debenture, the lowest price per share or the lowest conversion price per share in a subsequent sale of our common stock or convertible debt.  The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025 per share, subject to adjustment in certain circumstances. The holder may exercise the warrant on a cashless basis if the fair market value of our common stock is greater than the initial exercise price.  Certain of the convertible debentures and warrants contain language providing that they can only be converted or exercised to the extent that upon conversion or exercise the holder, together with its affiliates, would own a maximum of (i) 4.99% of our outstanding shares of common stock or (ii) 9.99% of our outstanding shares of common stock.

Item 1A. Risk Factors

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property.

Our main offices were located in St. Petersburg, Florida in January and February 2010.  This space also housed the manufacturing and research and development facilities related to the business that we had discontinued in December 2009.  We leased this space for a monthly rent of $2,600 pursuant to a lease that was to terminate in September 2011.  In March 2011 we paid the landlord $15,000 and entered into a release agreement pursuant to which all of our liabilities under this lease have been discharged.  In March 2010 we commenced sharing office space in New York, New York with an entity controlled by Mr. Cohen, our former Chief Executive Officer and Director.  We ceased sharing this space upon Mr. Cohen’s resignation as our director in December 2010.  We paid an aggregate of $12,486 in rent for this space from March 2010 through August 2010.  We currently use office space near Burlington, Massachusetts provided to us at no cost by Glenn Kesner, our chairman and Chief Executive Officer.   We believe that these facilities are adequate to meet our current needs.

Item 3. Legal Proceedings.

None.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In 2009 and through May 16, 2010, our common stock traded on the OTC Bulletin Board under the symbol EEGT.OB.  On May 17, 2010, our trading symbol on the OTC Bulletin Board was changed to EEMT.OB as a result of our merger into our wholly owned subsidiary  EClips Energy Technologies, Inc.  The following table sets forth the high and low bid prices for the periods indicated as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock
	High	Low
1st quarter 2009	$0.07	0.02
2nd quarter 2009	0.08	0.01
3rd quarter 2009	1.71	0.01
4th quarter 2009	0.95	0.03

1st quarter 2010	$0.14	0.05
2nd quarter 2010	0.11	0.01
3rd quarter 2010	0.06	0.03
4th quarter 2010	0.11	0.02

All per share amounts are retroactively adjusted for our 1:150 reverse stock split effective August 25, 2009, our 2:1 forward exchange effective April 21, 2010 and the 2:1 stock dividend issued to certain of our stockholders on December 31, 2010.

The last reported sales price of our common stock on the OTC Bulletin Board on March 25, 2011, was $0.19 per share. As of March 25, 2011, there were 496 holders of record of our common stock.

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future.

Recent Sales of Unregistered Securities

On January 10, 2011, we issued 219,863 shares of common stock to Glenn Kesner, our Chairman and Chief Executive Officer, at prices ranging from $0.03 to $0.095 per share, as partial compensation for his services as our director for the year ending December 31, 2010.  These shares were issued pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act.

On January 25, 2011, we issued 10,000,000 shares of common stock pursuant to the conversion of certain of our outstanding convertible debentures and 5,000,000 shares of common stock pursuant to the exercise of certain of our outstanding warrants.  The conversion price of the debentures and the exercise price of the warrants was $0.025 per share.  We received $125,000 upon exercise of the warrants.  The debentures and warrants were issued pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act.

Item 6. Selected Financial Data.

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to provide the information required by this Item.

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

Some or all of the results anticipated by these forward-looking statements may not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, any risk factors which appear in our filings and reports made with the Securities and Exchange Commission, our lack of working capital, the value of our securities, the impact of competition, the continuation or worsening of current economic conditions, technology and technological changes,  a potential decrease in consumer spending and the condition of the domestic and global credit and capital markets. Additionally, these forward-looking statements are presented as of the date this Form 10-K is filed with the Securities and Exchange Commission. We do not intend to update any of these forward-looking statements.

Overview

We were incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, we changed our name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, we changed our name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, we changed our name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”  We merged with World Energy Solutions, Inc., a private Florida corporation, on August 17, 2005.  Advanced 3D Ultrasound Services, Inc. remained as the surviving entity and legal acquirer, and World Energy Solutions, Inc. was the accounting acquirer.  On November 7, 2005, we changed our name to “World Energy Solutions, Inc.” and merged with Professional Technical Systems, Inc.  We remained as the surviving entity and legal acquirer, while Professional Technical Systems, Inc. was the accounting acquirer. On February 26, 2009, we changed our name to “EClips Energy Technologies, Inc.” For the purpose of changing our state of incorporation to Delaware, we merged with and into our newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc. on April 21, 2010, with EClips Media Technologies, Inc. continuing as the surviving corporation.

Recent Events

Our former operations were the development and manufacturing of products and services that reduced fuel costs and energy expenditures and benefited the environment.  We sold these products and services to public and private customers.  In December 2009 we discontinued these operations and disposed of certain of our subsidiaries related to the former operations.

On December 22, 2009 we entered into a purchase agreement with Benjamin C. Croxton, our former Chief Executive Officer and director, and certain investors who represented a controlling interest in us.  The agreement was amended on January 12, 2010, and the transactions contemplated therein became effective on February 4, 2010.  On that date, we underwent a change of control through (i) the resignation of all of our existing officers and directors, including Mr. Croxton, (ii) the purchase by the investors, in privately negotiated transactions, of certain of our outstanding shares of common and preferred stock from Mr. Croxton and (iii) the appointment of Gregory Cohen as our Chairman and Chief Executive Officer and the appointment of Glenn Kesner and Daniel Wood as directors.  The investors purchased an aggregate of 100,000,000 shares of our common stock, par value $0.0001 per share and 3,000,000 shares of Series A Preferred Stock, which comprised approximately 82% of our issued and outstanding shares of voting stock (as adjusted for our April 21, 2010 2:1 forward exchange).  As a result of the purchase agreement, Auracana, LLC, the purchaser of the 3,000,000 shares of Series A Preferred Stock, effectively gained control over our voting stock as each share of the Series A Preferred Stock is entitled to 500 votes per share voting as a class with common stock.  Mr. Kesner is the president and control person of Auracana, LLC.

In connection with our purchase agreement with Mr. Croxton, we issued him 2,200,000 shares of our common stock and transferred to him or his designee our former subsidiaries Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted him a five-year option for the purchase of H-Hybrid Technologies, Inc.

Also on February 4, 2010, we entered into a consulting agreement with Colonial, a company controlled by Mr. Cohen.  The agreement provided that Colonial was to perform consulting and advisory services for us including but not limited to acquisitions, business development, management and sales services, and related services pertaining to our business, and that Mr. Cohen was to serve as our Chairman and Chief Executive Officer and perform the consulting and advisory services for us on behalf of Colonial.   In connection with the agreement, we issued Colonial 5,000,000 shares of common stock that vested immediately and 5,000,000 shares of common stock that were to vest on the first year anniversary of the agreement.  On December 13, 2010, the 5,000,000 unvested shares issued to Colonial were cancelled.

On April 21, 2010, we merged with our wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation, for the purpose of changing our state of incorporation to Delaware from Florida.  EClips Media Technologies, Inc. was the surviving corporation in this merger.  Pursuant to the merger, (i) each issued and outstanding share of EClips Energy Technologies, Inc. common stock was converted into two shares of EClips Media Technologies, Inc. common stock, (ii) each issued and outstanding share of EClips Energy Technologies, Inc.  Series D Preferred Stock was converted into two shares of EClips Media Technologies, Inc. Series A Preferred stock and (iii) the outstanding shares of EClips Media Technologies, Inc. common stock held by us were retired and canceled and assumed the status of authorized and unissued EClips Media Technologies, Inc. common stock.  EClips Media Technologies, Inc. assumed the EClips Energy Technologies, Inc. outstanding 6% convertible debentures and they were converted into outstanding 6% convertible debentures of EClips Media Technologies, Inc.  All options and rights to acquire EClips Energy Technologies, Inc. common stock, and all outstanding warrants or rights to purchase the EClips Energy Technologies, Inc. common stock, were automatically converted into equivalent options, warrants and rights to purchase two times the number of shares of EClips Media Technologies, Inc. common stock at 50% of the exercise, conversion or strike price of such converted options, warrants and rights.  Trading of the securities on a 2:1 basis commenced on May 17, 2010.  The conversion of each issued and outstanding share of EClips Energy Technologies, Inc. common stock into two shares of EClips Media Technologies, Inc. common stock was inadvertently not effectuated for the 294,177 shares of EClips Energy Technologies, Inc. common stock held by stockholders to whom we had previously issued shares under Regulation S.  To put these stockholders in parity with the other holders of our common stock, on December 31, 2010 we issued a 2:1 dividend for these shareholders, issuing them an aggregate of 588,354 shares of common stock.

On February 5, 2010, RootZoo issued to us a secured 6% demand promissory note.  RootZoo owned and operated the website www.rootzoo.com, which focused on providing social networking, statistics and commentary to the sports fan community.  During the fourth quarter of 2009 we entered into negotiations with the then 50% owner of RootZoo common stock and one of its then two directors to acquire RootZoo pursuant to an asset purchase agreement, but negotiations for the acquisition broke down and were terminated.  Following termination of negotiations, all of the persons associated with the development of the RZ business resigned.   As a result of the discontinuance of all negotiations for the acquisition, we foreclosed on our loan to RootZoo and acquired the RootZoo business under the terms of the demand note and accompanying security agreement.  On June 6, 2010, RootZoo granted us all rights of possession in and to the collateral which secured the demand note, representing substantially all of its assets. Subsequently, we assigned the rights and possession in and to the collateral to our subsidiary, RZ Acquisition Corp.  RZ Acquisition Corp. presently has no employees or others who perform services necessary to maintain and develop its business successfully. Due to the termination of negotiations, we believe that the assets of RootZoo have no value and are worthless. Consequently, we recorded a total impairment loss of $173,257, which represents the principal amount of $171,100 and interest receivable of $2,157 under the demand note.

On June 21, 2010, through our wholly-owned subsidiary SD Acquisition Corp, we acquired all of the business and assets of BIG.  BIG owned and operated Superdraft, a sports entertainment and media business focused on promotion of fantasy league events through live and online events.  In connection with the acquisition, Eric Simon, the control person of BIG, was appointed as our Chief Executive Officer and was issued 10,000,000 shares of our common stock.  We also issued BIG 20,000,000 shares of our common stock and assumed certain debt that BIG had previously issued to several of its creditors.
In the fall of 2010, we decided to discontinue the operations of SD Acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.  Mr. Simon resigned as our Chief Executive Officer on November 15, 2010 and on December 7, 2010, we entered into a spinoff agreement with BIG, Mr. Simon, SD Acquisition Corp. and certain holders of our outstanding convertible debentures pursuant to which we agreed to spinoff SD Acquisition Corp. to BIG and Mr. Simon and cancel the 30,000,000 shares of common stock previously issued to BIG and Mr. Simon.   Upon the execution of the spinoff, we were released from any obligations and agreements incurred by Mr. Simon on behalf of SD Acquisition Corp.  As set forth in the spinoff agreement, BIG is obligated to make direct payments of an aggregate of $95,000 to certain holders of our convertible debentures in order to retire or reduce, on a dollar for dollar basis, amounts due and payable by us to such holders.  In connection with the foregoing, BIG issued a $95,000 promissory note to these holders.  The note is payable in six equal monthly installments of $15,833, with the first payment due on January 21, 2011.  Between January 2011 and March 2011, BIG paid the holders approximately $47,500, and such amount reduces the principal balance of our convertible debentures issued to these holders.

For the year ended December 31, 2010, we had a net loss of $11,579,406 and $806,061 of net cash used in operations. At December 31, 2010 we had a working capital deficiency of $6,893,807. Additionally, at December 31, 2010, we had an accumulated deficit of approximately $36 million. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, we elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the our common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

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

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for us for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

       In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  We anticipate that adoption of these additional disclosures will not have a material effect on our financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenues.  We have not generated revenues during the years ended December 31, 2010 and 2009.

Operating Expenses.  Costs associated with our administration were included in continuing operations and in relation to the public entity. Payroll and stock based compensation expenses were $1,069,500 and $117,249 for the years ended December 31, 2010 and 2009, respectively, an increase of approximately of $952,251 or 812%.  The increase was primarily attributable to the issuance of 10,000,000 shares of common stock to our former Chairman pursuant to a consulting agreement in February 2010 valued at $575,000. In addition, pursuant to an employment agreement dated June 21, 2010, we issued 10,000,000 shares of common stock to our former Chief Executive Officer, Mr. Simon, valued at $0.04 per share or $400,000.

Professional and consulting expenses were $2,885,571 and $114,938 for the years ended December 31, 2010 and 2009, respectively, an increase of approximately of $2,770,633 or 2,411%.  Professional expenses were incurred for the audits and public filing requirements.  The increase was primarily attributable to the issuance of our common stock to four consultants for services rendered amounting to $2,610,000 during the year ended December 31, 2010.

       General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $333,614 for the year ended December 31, 2010, as compared to $47,509 for the year ended December 31, 2009, an increase of approximately $286,105 or 602%. The increase is primarily attributable to the impairment loss of $173,258 in connection with the issuance of a secured 6% demand promissory note to RootZoo, an entity we contemplated acquiring but negotiations broke down and have since been terminated. As a result of the discontinuance of all negotiations for RootZoo, we elected to foreclose on our loan to RootZoo and to acquire the RootZoo business pursuant to the terms of the demand note agreement issued to us and accompanying security agreement. On May 15, 2010 we demanded repayment of all outstanding amounts under the note. On June 6, 2010, RootZoo entered into a Peaceful Possession Letter Agreement with us pursuant to which RootZoo granted us all rights of possession in and to the collateral which secured the demand note, representing substantially all of the assets of RootZoo in partial satisfaction of the demand note debt. Subsequently, we assigned the rights and possession of the collateral to our subsidiary, RZ Acquisition Corp. Due to the termination of this negotiation, we believe RootZoo is financially unable to satisfy its obligations to us and the foreclosed assets of RootZoo have no value and  are worthless. In addition, such increase was also attributable to increased insurance expenses, public company expenses and loss on abandonment of assets of $39,927 due to the abandonment of property, equipment and rental security deposit in connection to our previous office space located in New York.

Total Other Expense. Our total other expenses during the year ended December 31, 2010 primarily include expenses associated with derivative liabilities and interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability of $6,708,815 in connection with the issuance of the convertible debentures and warrants during the year ended December 31, 2010. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40,  Derivatives and Hedging – Contracts in an Entity’s Own Stock , to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an (increase) decrease of $(2,490,252) and $233 during the year ended December 31, 2010 and 2009, respectively. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

The adoption of ASC Topic No. 815-40’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions).  Warrants with such provisions will no longer be recorded in equity. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic No. 815-40, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. In connection with the issuance of the 6% Senior Convertible Debentures beginning on December 17, 2009, we have determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by us until the 18 month anniversary of such convertible debenture.

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

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The increase in interest expense when compared to the same period in 2009 is primarily attributable to the amortization of the debt discount amounting to approximately $392,292 during the year ended December 31, 2010, associated with the 6% convertible debenture.

Discontinued Operations

Our former operations were developing and manufacturing products and services that aimed to reduce fuel costs, save power and energy and benefit the environment. The products and services were offered to customers in the public and private sectors. In December 2009, we discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in our financial statements and related footnotes to conform to this presentation.  Additionally, in September 2010, we decided to discontinue the operations of SD Acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.

The following table sets forth for the years ended December 31, 2010 and 2009, indicated selected financial data of our discontinued operations.

	December 31, 2010	December 31, 2009
Revenues	$178,645	$13,660
Cost of sales	381,331	286,051
Gross (loss) profit	(202,686)	27,609
Operating and other non-operating expenses	(1,322,050)	(1,935,272)

Loss from discontinued operations	$(1,524,736)	$(1,907,663)

Spin off of SD Acquisition Corp.  On December 7, 2010, we entered into a spin off agreement with SD Acquisition Corp. BIG and Mr. Simon, pursuant to which we agreed to return the Superdraft business to Mr. Simon by exchanging 100% of the issued and outstanding capital stock of SD Acquisition Corp., which owned and operated the Superdraft business, for the cancellation of 30,000,000 of our outstanding shares of common stock owned by Mr. Simon and BIG and the cancellation of the Asset Purchase Agreement and Employment Agreement entered into between us, Mr. Simon and BIG in June 2010. Additionally, upon the execution of the spinoff agreement, we were released from any obligations and agreements incurred by Mr. Simon on behalf of SD Acquisition Corp. We recorded the cancellation of the 30,000,000 shares of common stock at par value.

The spinoff of SD Acquisition Corp. is included in gain on disposal of discontinued operations during the year ended December 31, 2010 and is calculated as follows:

Consideration received in connection with the spinoff:
Cancellation of 30,000,000 shares of our common stock	$-
Total consideration received	-

Add: net liabilities of former subsidiary on December 7, 2010	424,131
Gain on disposal of discontinued operations, net of tax	$424,131

Loss from Continuing Operations

We recorded loss from continuing operations of $10,478,801 for the year ended December 31, 2010 as compared to $341,002 for the year ended December 31, 2009.

Net Loss

We recorded net loss of $11,579,406 for the year ended December 31, 2010 as compared to $2,248,665 for the year ended December 31, 2009.  As a result of the factors described above, our loss per share from continuing operations (basic and diluted) for the year ended December 31, 2010 was $0.06 per share as compared to $0.01 per share during the same period in 2009.  Our loss per share from discontinued operations (basic and diluted) for the year ended December 31, 2010 was $0.01 per share as compared to $0.05 during the same period in 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2010, we had a cash balance of $94,053. Our working capital deficit is $6,893,807 at December 31, 2010. We reported a net loss of $11,579,406 and $2,248,665 during the years ended December 31, 2010 and 2009, respectively.  We do not anticipate we will be profitable in fiscal 2011.

We reported a net increase in cash for the year ended December 31, 2010 of $94,053. While we currently have no material commitments for capital expenditures, at December 31, 2010 we owed $950,000 under various convertible debentures.  During the year ended December 31, 2010, we have raised net proceeds of $937,500 from convertible debentures and $75,000 from the sale of our common stock. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2010 amounted to $806,061 and was primarily attributable to our net losses of $11,579,406, offset by amortization of debt discount and debt issuance costs of $398,023, stock based expenses of $3,662,500, derivative liability expense of $3,260,076, change in fair value of derivative liabilities of $2,490,252, contributed services of $10,000, depreciation of $5,358, impairment loss of $173,257, discontinued operating activities such as impairment loss of $1,043,038, loss on abandonment of assets of $39,927, total changes in assets and liabilities from continued and discontinued activities of $95,506, and add back of gain on disposal of discontinued operations of $424,131. Net cash flows used in operating activities for the year ended December 31, 2009 amounted to $381,318 and was primarily attributable to our net losses of $2,248,665 offset by stock based expenses of $851,316, discontinued operating activities such as amortization of $158,655, impairment loss of $770,062, and total changes in discontinued assets and liabilities of $382,618.

Investing Activities

Net cash flows used in investing activities was $312,819 for the year ended December 31, 2010. We paid leasehold improvement of $13,325, purchase of equipment of $23,451, cash used in acquisition (net of cash acquired) of $104,943 and invested $171,100 on a 6% demand promissory note receivable. Net cash flows used in investing activities was $19,436 for the year ended December 31, 2009. We paid $789 for purchase of equipment and received gross proceeds of $20,225 from disposal of property and equipment.

Financing Activities

 Net cash flows provided by financing activities was $1,212,933 for the year ended December 31, 2010. We received net proceeds from convertible debentures of $950,000 offset by debt issuance cost of $12,500, proceeds from related party advances of $200,433 and the sale of our common stock of $75,000. Net cash flows provided by financing activities was $361,512 for the year ended December 31, 2009. We received net proceeds from sale of our stock of $286,512 and proceeds from convertible debentures of $75,000.

Debenture Financing

Between December 2009 and June 2010, we entered into various securities purchase agreements with accredited investors pursuant to which we agreed to issue an aggregate of $1,025,000 of our 6% convertible debentures for an aggregate purchase price of $1,025,000. The debentures bear interest at 6% per annum and mature 24 months from the date of issuance. The debentures are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to the lesser of (i) $0.025 per share or (ii) until the 18  month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of our equity and/or convertible debt securities paid by investors after the date of the debenture.  In connection with the agreements, the investors received an aggregate of 41,000,000 warrants to purchase shares of our common stock. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025, subject to adjustment in certain circumstances. The investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price. At December 31, 2010, we owed $950,000 under these convertible debentures.

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

The following tables summarize our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Long term loans	$—	—	950,000	—	—
Total Contractual Obligations:	$—	—	950,000	—	—

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

        See pages F-1 through F-22.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2010, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ending December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2010, our management, including Mr. Kesner, our principal executive officer and principal financial officer, has concluded that its disclosure controls and procedures were not effective due to our limited internal audit functions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2010.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

               Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this significant deficiency  in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors and Executive Officers and Corporate Governance.

The following table sets forth the names and positions of our directors and executive officers:

Name	Age	Position
Glenn Kesner	50	Chief Executive Officer, Chairman and President

Glenn Kesner, Chairman, President and Chief Executive Officer. Mr. Kesner has served as our Chairman and President since December 31, 2010.  He was appointed to our board of directors on February 4, 2010 and has been our Chief Executive Officer since November 15, 2010.  Mr. Kesner founded Auracana, LLC, in May 2001 and has served as its president since its inception.  Mr. Kesner's responsibilities at Auracana, LLC include media, consumer, corporate, web and digital branding, marketing and content development/production. In 2010, Mr. Kesner served as the president, chief executive officer and sole director of FTOH Corp., where he played a leadership role in the company’s management. Mr. Kesner has significant experience in branding, digital marketing, advertising and video content development and production.  His wide-ranging expertise has earned him over one hundred national and international awards in the fields of media and entertainment including Emmys and Promax/BDA honors.  Mr. Kesner was selected as our Chairman, President and Chief Executive Officer due to his business acumen and business experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. A copy of each report is furnished to us.

SEC rules require us to identify anyone who failed to file a required report, or filed a required report late, during the most recent fiscal year. Based solely on a review of copies of such reports, we believe that during the year ended December 31, 2010, all Section 16(a) filing requirements were complied with on a timely basis except that Glenn Kesner and Daniel Wood failed to timely file Form 3s, Glenn Kesner failed to timely file a Form 4 and Gregory Cohen failed to timely file two Form 4s.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer, but have not done so to date due to our relatively small size.

Audit Committee

We intend to establish an audit committee of the board of directors once we have satisfied the other initial listing standards for listing our common stock on the Nasdaq Stock Market or another national exchange.  The audit committee will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties will be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Item 11. Executive Compensation.

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2010 by each person who served as our principal executive officer during fiscal 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)		All Other Compensation ($) (1)			Total ($)
Benjamin Croxton (2)	2010
(Former Chief Executive Officer, Chief Financial Officer and Director)	2009	$132,000		—		$55,000	(3)	$187,000

Gregory Cohen (4)	2010	$80,000	(5)	$ 287,500	(6)	$ 14,920	(7)	$382,420
(Former Chief Executive Officer, Chairman and Director)

Glenn Kesner (8)	2010	$ 14,000	(9)	—		—		$ 14,000
(Current Chief Executive Officer and Chairman)

Eric Simon (10)	2010	$ 31,726		—	(11)	—		$ 31,726
(Former Chief Executive Officer)

(1)  Reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718.  All stock awards have been adjusted for our 1:150 reverse stock split effective August 25, 2009, our 2:1 forward exchange effective April 21, 2010 and our 2:1 stock dividend issued to certain stockholders on December 31, 2010.
(2)  Mr. Croxton resigned from all of his positions with us effective February 4, 2010.
(3)  Includes 2,200,000 shares of our common stock issued in connection with the termination of Mr. Croxton’s employment agreement.
(4)  Mr. Cohen joined us as our Chief Executive Officer, director and Chairman on February 4, 2010 and resigned as our Chief Executive Officer on June 21, 2010 but remained as our Chairman and director until December 31, 2010.
(5)  Includes payments of $80,000 per month made to Colonial Ventures, LLC, an entity controlled by Mr. Cohen, in connection with a consulting agreement between us and Colonial Ventures, LLC.
(6)  Includes 5,000,000 shares of common stock issued on February 4, 2010, in connection with the consulting agreement with Colonial Ventures, LLC.  We had issued Colonial Ventures LLC and Mr. Cohen’s wife an aggregate of 10,000,000 shares of common stock in connection with the agreement and 5,000,000 of these shares were canceled effective December 13, 2010.
(7)  Includes $14,920 for reimbursements for certain health insurance expenses.
(8)  Mr. Kesner has served as our Chief Executive Officer since November 15, 2010 and as a director since February 4, 2010.  He has been our Chairman since December 31, 2010.
(9)  Mr. Kesner received a total of $9,500 in connection with his service on our board of directors and a total of $4,500 in connection with his services as our Chief Executive Officer.
(10)  Mr. Simon joined us as our Chief Executive Officer on June 21, 2010 and resigned effective November 15, 2010.
(11)  Mr. Simon was originally issued 10,000,000 shares on June 21, 2010 in connection with his employment agreement and the 10,000,000 shares were canceled on December 7, 2010.

Employment Agreements

On January 31, 2006, we entered into an employment agreement with Mr. Croxton. The agreement provided for an annual salary of $156,000, the transfer of 1,200,000 shares of our common stock and severance benefits equal to 52 weeks of base salary.   On February 4, 2010, we and Mr. Croxton entered into a release agreement pursuant to which, in consideration for the termination of his employment agreement, we issued Mr. Croxton 2,200,000 shares of our common stock, valued at their fair market value in the amount of $55,000. Furthermore, we agreed to transfer to Mr. Croxton our former subsidiaries Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted to Mr. Croxton a five-year option for the purchase of H-Hybrid Technologies, Inc.

On February 4, 2010, we entered into a Consulting Agreement with Colonial, a company controlled by Mr. Cohen.  The agreement provided that Colonial was to perform consulting and advisory services for us including but not limited to acquisitions, business development, management and sales services, and related services pertaining to our business, and that Mr. Cohen was to serve as our Chairman and Chief Executive Officer and perform the consulting and advisory services for us on behalf of Colonial.  Under the agreement, we agreed to pay Colonial $10,000 per month as well as a discretionary bonus.  We issued Colonial 10,000,000 shares of common stock.  5,000,000 shares of the 10,000,000 shares vested immediately upon issue and the remaining 5,000,000 shares were to vest on the one year anniversary of the agreement, so long as we continued to engage Colonial and so long as Mr. Cohen remained on our board of directors.  The agreement was terminable at any time, without cause or for good reason, including upon a change of control.  The agreement had an initial term of two years and was to subsequently automatically renew each year, subject to each party giving the other 60 days notice of non-renewal. In the event of termination without cause or for good reason, Colonial was entitled to receive the base salary for the remainder of the term, any unpaid bonus earned through the date of termination and any compensation previously deferred by Colonial.  During the term of the agreement and for a period of twelve months thereafter, Colonial and Mr. Cohen were subject to non-competition and non-solicitation provisions.  The agreement was terminated effective December 31, 2010 and the 5,000,000 unvested shares issued pursuant to the agreement were cancelled effective December 13, 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our named executive officers as of December 31, 2010.

Director Compensation

The compensation paid to Mr. Cohen and Mr. Kesner for their services as directors for the year ending December 31, 2010 is fully set forth above.  Mr. Wood did not receive any compensation for his services as our director for the year ending December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock and Series A Preferred Stock as of March 25, 2011 by:

•	each person known by us to beneficially own more than 5.0% of our common stock or Series A Preferred Stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

 The percentages of common stock or Series A Preferred Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities.  Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o EClips Media Technologies, Inc., 101 Middlesex Turnpike, Suite 6, Burlington, Massachusetts 01803.  As of March 25, 2011, we had 185,833,555 shares of common stock and 3,000,000 shares of Series A Preferred Stock, respectively, issued and outstanding.

	Common Stock (1)		Series A Preferred Stock (2)
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class
5% Owners
Auracana, LLC (3)	219,863	*	3,000,000	100%
Michael Baybak (4)	13,541,667	7.29%	--	--
Benjamin Brauser (5)	15,500,000	8.34%	--	--
Michael Brauser (6)	19,061,234 (7)	9.99% (7)	--	--
Brooke Capital Investments, LLC (8)	14,500,000	7.8%	--	--
Frost Gamma Investments Trust (9)	16,000,000	8.61%	--	--
Barry Honig (10)	18,938,696 (11)	9.99% (11)	--	--
Sandor Master Capital Fund L.P. (12)	15,000,000	8.07%	--	--

Officers and Directors
Glenn Kesner	219,863 (13)	*	3,000,000	100%
Officers and Directors as a Group (1 person)
	219,863 (13)	*	3,000,000	100%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all debentures, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 25, 2011.  In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of March 25, 2011 pursuant to the conversion of debentures or the exercise of warrants are deemed to be outstanding for that person.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Each share of the Series A Preferred Stock is entitled to 500 votes per share voting as a class with common stock.
(3)	Mr. Kesner is the president and a control person of Auracana, LLC and, as such, has sole voting and dispositive power over the securities held by Auracana, LLC.
(4)	The principal address and office of Mr. Baybak is 2110 Drew Street, Suite 200, Clearwater, Florida 33765.
(5)	The principal address and office of Mr. Benjamin Brauser is 4400 Biscayne Boulevard, Suite 850, Miami, Florida 33137.
(6)	The principal address and office of Mr. Michael Brauser is 4400 Biscayne Boulevard, Suite 850, Miami, Florida 33137.
(7)
Represents 14,091,640 shares of common stock and 4,969,595 shares of common stock underlying convertible debentures and warrants to purchase common stock, which contain blocker provisions providing that they can only be converted or exercised to the point where the holder would beneficially own a maximum of 9.99% of our outstanding common stock.  Does not include (i) 8,000,000 shares of common stock underlying convertible debentures and warrants to purchase common stock, which contain blocker provisions providing that they can only be converted or exercised up to the point where the holder would beneficially own a maximum of 4.99% of our outstanding common stock and (ii) 18,530,406 shares of common stock underlying convertible debentures and warrants to purchase common stock, which contain blocker provisions providing that they can only be converted or exercised up to the point where the holder would beneficially own a maximum of 9.99% of our outstanding common stock.  All of the convertible debentures and warrants issued to Mr. Brauser are convertible and exercisable at any time and have a conversion price and exercise price of $0.025.

(8)
The principal address and office of Brooke Capital Investments, LLC is P.O. Box 416, Penns Park, Pennsylvania, 18943.  David Zazoff is the manager and control person of Brooke Capital Investments, LLC and, as such, has sole voting and dispositive power over the securities held by Brooke Capital Investments, LLC.

(9)	Dr. Philip Frost is the trustee and a control person of Frost Gamma Investments Trust and, as such, has sole voting and dispositive power over the securities held by Frost Gamma Investments Trust.
(10)	The principal address and office of Mr. Honig is 595 South Federal Highway, Suite 600, Boca Raton, Florida 33432.
(11)
Represents (i) 5,709,002 shares of common stock held by Mr. Honig, (ii) 6,361,500 shares of common stock held by GRQ Consultants, Inc. 401(k), (iii) 1,451,040 shares of common stock held by GRQ Consultants Defined Pension Benefit Plan and (iv) 5,417,154 shares of common stock underlying convertible debentures and warrants to purchase common stock held by GRQ Consultants, Inc. 401(k), which contain blocker provisions providing that they can only be converted or exercised to the point where the holder would beneficially own a maximum of 9.99% of our outstanding common stock.  Does not include (i) 8,000,000 shares of common stock underlying convertible debentures and warrants to purchase common stock held by Mr. Honig, which contain blocker provisions providing that they can only be converted or exercised up to the point where the holder would beneficially own a maximum of 4.99% of our outstanding common stock, (ii) 6,900,000 shares common stock underlying convertible debentures and warrants to purchase common stock held by Mr. Honig, which contain blocker provisions providing that they can only be converted or exercised to the point where the holder would beneficially own a maximum of 9.99% of our outstanding common stock, (iii) 600,000 shares common stock underlying convertible debentures and warrants to purchase common stock held by GRQ Consultants, Inc., which contain blocker provisions providing that they can only be converted or exercised to the point where the holder would beneficially own a maximum of 9.99% of our outstanding common stock and (iii) 8,582,846 shares of common stock underlying convertible debentures and warrants to purchase common stock held by held by GRQ Consultants, Inc. 401(k), which contain blocker provisions providing that they can only be converted or exercised to the point where the holder would beneficially own a maximum of 9.99% of our outstanding common stock.  Mr. Honig is the trustee and control person of GRQ Consultants Defined Benefit Pension Plan, the trustee and control person of GRQ Consultants, Inc. 401(k) and the president of GRQ Consultants, Inc. and, as such, has sole voting and dispositive power over the securities held by GRQ Consultants Defined Benefit Pension Plan, GRQ Consultants, Inc. 401(k) and GRQ Consultants, Inc.

(12)
The principal address and office of Sandor Master Capital Fund L.P. is 2828 Routh Street, Suite 500, Dallas, Texas 75201.  John Lemak is the manager and a control person of Sandor Master Capital Fund L.P., and, as such, has sole voting and dispositive power over the 15,000,000 shares of common stock held by Sandor Master Capital Fund L.P.

(13)	Includes 219,863 shares of restricted stock issued to Auracana, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 4, 2010, we entered into a Consulting Agreement with Colonial, a company controlled by Mr. Cohen.   The agreement provided that Colonial was to perform consulting and advisory services for us including but not limited to acquisitions, business development, management and sales services, and related services pertaining to our business, and that Mr. Cohen was to serve as our Chairman and Chief Executive Officer and perform the consulting and advisory services for us on behalf of Colonial.  Under the agreement, we agreed to pay Colonial $10,000 per month as well as a discretionary bonus.  We issued Colonial 10,000,000 shares of common stock.  5,000,000 shares of the 10,000,000 shares vested immediately upon issue and the remaining 5,000,000 shares were to vest on the one year anniversary of the agreement, so long as we continued to engage Colonial and so long as Mr. Cohen remained on our board of directors.  The agreement was terminable at any time, without cause or for good reason, including upon a change of control.  The agreement had a term of two years.  During the term of the agreement and for a period of twelve months thereafter, Colonial and Mr. Cohen were subject to non-competition and non-solicitation provisions.  The 5,000,000 unvested shares issued pursuant to the agreement were cancelled on December 13, 2010 and the agreement was terminated effective December 31, 2010.

From March 2010 through June 2010, we paid leasehold improvements and rent of $14,025 and $12,486, respectively, in connection with the office space that we shared with a company controlled by Mr. Cohen.

Item 14. Principal Accounting Fees and Services

We paid Randall N. Drake, C.P.A., P.A., our independent registered public accounting firm for fiscal years 2010 and 2009, the following amounts:

	2010	2009
Audit Fees (1)	$30,750	$27,500
Audit Related Fees (2)	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$30,750	$27,500

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	Audit related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)
Financial Statements.  See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated March 2, 2010 (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010)

2.2	Articles of Merger filed with the Florida Department of State on April 21, 2010*

2.3	Articles of Merger filed with the Delaware Department of State on April 21, 2010*

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010)

3.3	Series A Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010)

4.1
Form of Convertible Debenture issued December 17, 2009 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3. 2010)

4.2
Form of Convertible Debenture issued February 4, 2010 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16. 2010)

4.3
Form of Common Stock Purchase Warrant issued February 4, 2010 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16. 2010)

4.4	Form of Convertible Debenture issued April 21, 2010 (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17. 2010)

4.5
Form of Common Stock Purchase Warrant issued April 21, 2010 (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17. 2010)

4.6
Form of Convertible Debenture issued May 22, 2010 through June 11, 2010 (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

4.7
Form of Common Stock Purchase Warrant issued May 22, 2010 through June 11 (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.1	Lease Agreement dated August 11, 2009*

10.2	Stock Purchase Agreement dated December 22, 2009 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3. 2010)

10.3	Option Agreement dated December 22, 2009 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3. 2010)

10.4	Release dated December 22, 2009 (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3. 2010)+

10.5
Securities Purchase Agreement dated December 17, 2009 (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3. 2010)

10.6
Form of Securities Purchase Agreement dated February 4, 2010 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16. 2010)

10.7	Consulting Agreement dated February 4, 2010 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16. 2010)+

10.8	Demand Promissory Note dated February 5, 2010 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.9	Security Agreement dated February 5, 2010 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.10
Peaceful Procession Letter Agreement dated February 6, 2010 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.11	Assignment Agreement dated June 9, 2010 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.12	Consulting Agreement dated June 24, 2010 (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.13	Asset Purchase Agreement dated June 21, 2010 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.14	Employment Agreement dated June 21, 2010 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010) +

10.15	Lock-Up Agreement dated June 21, 2010 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.16	Spinoff Agreement dated December 7, 2010*

10.17	Amendment to Consulting Agreement dated December 13, 2010*+

10.18	Termination Letter dated March 11, 2011*+

10.19	Settlement and Release Agreement dated March 14, 2011*

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2011	ECLIPS MEDIA TECHNOLOGIES, INC.
	By:	/s/ Glenn Kesner
Glenn Kesner
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2011
	By:	/s/ Glenn Kesner
Glenn Kesner
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ECLIPS MEDIA TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of EClips Media Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of EClips Media Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EClips Media Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses and negative cash flows from operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA
Clearwater, Florida

March 29, 2011

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash	$94,053	$-
Prepaid expenses	85,542	-
Debt issuance cost - current portion	6,249	-

Total Current Assets	185,844	-

OTHER ASSETS:
Debt issuance cost - long term portion	520	-

Total Assets	$186,364	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$215,195	$62,789
Derivative liabilities	6,708,815	67,147
Liabilities of discontinued operations	155,641	104,897

Total Current Liabilities	7,079,651	234,833

LONG-TERM LIABILITIES:
Convertible debentures, net of debt discount	317,292	7,620

Total Liabilities	7,396,943	242,453

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Series D, none issued and outstanding	-	-
Common stock; $.0001 par value; 750,000,000 shares
authorized; 170,613,692 and 129,725,338 shares issued
and outstanding, respectively	17,061	12,972
Additional paid-in capital	28,831,876	24,224,685
Accumulated deficit	(36,059,816)	(24,480,410)

Total Stockholders' Deficit	(7,210,579)	(242,453)

Total Liabilities and Stockholders' Deficit	$186,364	$-

See accompanying notes to consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended
	December 31,
	2010	2009

Net revenues	$-	$-

Operating expenses:
Payroll expense and stock based compensation	1,069,500	117,249
Professional and consulting	2,885,571	114,938
General and administrative expenses	333,614	47,509

Total operating expenses	4,288,685	279,696

Operating loss from continuing operations	(4,288,685)	(279,696)

Other income (expense)
Gain (loss) on disposal of property and equipment	-	(59,429)
Interest income (expense), net	(439,788)	(2,110)
Derivative liability expense	(3,260,076)	-
Change in fair value of derivative liabilities	(2,490,252)	233

Total other income (expense)	(6,190,116)	(61,306)

Loss from continuing operations before provision for income taxes	(10,478,801)	(341,002)

Provision for income taxes	-	-

Loss from continuing operations	(10,478,801)	(341,002)

Discontinued operations:
Loss from discontinued operations, net of tax	(1,100,605)	(1,907,663)

Net loss	$(11,579,406)	$(2,248,665)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.06)	$(0.01)
Loss from discontinued operations	$(0.01)	$(0.05)

	$(0.06)	$(0.06)

Weighted average common shares outstanding	179,382,182	38,908,770

See accompanying notes to consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2010 and 2009

					Additional Paid	Accumulated	Stockholders'
	Preferred Stock		Common Stock		in Capital	Deficit	Deficit
Balance, December 31, 2008	400,000	$40	1,291,668	$129	$23,041,703	$(22,231,745)	$810,127

Preferred stock converted:
Advanced Alternative Energy	(200,000)	(20)	734,908	73	(53)	-	-
H-Hybrid Technologies	(200,000)	(20)	318,472	32	(12)	-	-

Issuance of stock for cash	-	-	200,200	20	286,492	-	286,512

Issuance of stock for services	-	-	24,980,090	2,498	723,318	-	725,816

Issuance of stock in settlement of debt	3,000,000	300	100,000,000	10,000	118,457	-	128,757

Issuance of stock in settlement of employment agreement	-	-	2,200,000	220	54,780	-	55,000

Net Loss	-	-	-	-	-	(2,248,665)	(2,248,665)

Balance, December 31, 2009	3,000,000	300	129,725,338	12,972	24,224,685	(24,480,410)	(242,453)

Issuance of stock for services	-	-	44,388,354	4,439	3,180,561	-	3,185,000

Issuance of stock in connection with an employment
agreement	-	-	10,000,000	1,000	399,000	-	400,000

Issuance of stock in connection with an asset
purchase agreement	-	-	20,000,000	2,000	798,000	-	800,000

Issuance of stock for cash	-	-	1,500,000	150	74,850	-	75,000

Contributed officer services	-	-	-	-	10,000	-	10,000

Contributed capital	-	-	-	-	75,000	-	75,000

Reclassification of derivative liability upon
extinguishment of a debenture	-	-	-	-	66,280	-	66,280

Cancellation of stock in connection with the spin off
agreement	-	-	(30,000,000)	(3,000)	3,000	-	-

Cancellation of common stock issued for services rendered	-	-	(5,000,000)	(500)	500	-	-

Net Loss	-	-	-	-	-	(11,579,406)	(11,579,406)

Balance, December 31, 2010	3,000,000	$300	170,613,692	$17,061	$28,831,876	$(36,059,816)	$(7,210,579)

See accompanying notes to consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31,
	2010	2009

Cash flows from operating activities:
Loss from continuing operations	$(10,478,801)	$(341,002)

Adjustments to reconcile loss from
continuing operations to net cash used in operating activities:
Depreciation	5,358	-
Amortization of prepaid expenses	19,158	-
Amortization of debt issuance costs	5,731	-
Amortization of debt discount	392,292	-
Impairment loss	173,257	-
Loss on abandonment of assets	39,927	-
Change in fair value of derivative liabilities	2,490,252	(233)
Derivative liability expense	3,260,076	-
Stock based consulting	2,687,500	-
Stock based compensation expense	975,000	-
Contributed services	10,000	-

(Increase) Decrease in:
Interest receivable	(2,157)	-
Prepaid expense	(182,200)	-
Deposits	(8,509)	-

Increase (Decrease) in:
Accounts payable and accrued expenses	15,504	-
Net cash used in continuing operations	(597,612)	(341,235)

Loss from discontinued operations	(1,100,605)	(1,907,663)

Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:

Amortization	381	158,655
Impairment loss	1,043,038	770,062
Loss on disposal of property and equipment	-	59,429
Forgiveness of debt	-	(354,500)
Stock based consulting	-	851,316
Gain on disposal of discontinued operations	(424,131)	-
(Increase) decrease in discontinued assets	-	(322,359)
Increase (decrease) in discontinued liabilities	272,868	704,977

Net cash used in discontinued operations	(208,449)	(40,083)

Net cash used in operating activities	(806,061)	(381,318)

Cash flows from investing activities:
Cash acquired in acquisition	5,057	-
Cash used in acquisition	(110,000)	-
Payment of leasehold improvement	(13,325)	-
Proceeds from disposal of property and equipment	-	20,225
Purchase of equipment	(23,451)	(789)
Investment in note receivable	(171,100)	-
Net cash (used in) provided by investing activities	(312,819)	19,436

Cash flows from financing activities:
Proceeds from issuance of common stock	75,000	286,512
Net proceeds from debentures	937,500	-
Proceeds from loan payable	-	75,000
Proceeds from related party advances	200,433	-
Net cash provided by financing activities	1,212,933	361,512

Net increase (decrease) in cash	94,053	(370)

Cash, beginning of year	-	370
Cash, end of year	$94,053	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$1,937
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of common stock in connection
with acquisition of business	$800,000	$-
Conversion of debt to equity (preferred stock)	$-	$58,257
Contributed capital in connection with an extinguishment
of a convertible debenture	$75,000	$-
See accompanying notes to consolidated financial statements.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

On December 22, 2009, in a private equity transaction (“Purchase Agreement”), the majority shareholder (the “Seller”) and former Chief Executive of the Company entered into agreement, whereby certain purchasers collectively purchased from the Seller an aggregate of (i) 50,000,000 shares of Common Stock of the Company and (ii) 1,500,000 shares of series D preferred stock, $0.001 par value (the “Preferred Stock”), comprising approximately 82 % of the issued and outstanding shares of capital stock of the Company, for the aggregate purchase price, including expenses, of $100,000.

In connection with the Purchase Agreement, the Company and Seller entered into a release pursuant to which in consideration for the termination of Seller’s employment agreement, dated January 31, 2006, the Company issued to Seller 2,200,000 shares of the Company’s common stock.  Furthermore, the Company agreed to transfer to Seller or Seller’s designee, the Company’s subsidiaries Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted to Seller a five-year option for the purchase of H-Hybrid Technologies, Inc.

On March 16, 2010, the Company filed a definitive information statement on Schedule 14C (the “Definitive Schedule 14C”) with the Securities and Exchange Commission (the “SEC”) notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into an Agreement and Plan of Merger (the “Merger Agreement”) with its newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation (“EClips Media”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company merged with and into EClips Media with EClips Media continuing as the surviving corporation on April 21, 2010. On the effective date of the Merger, (i) each issued and outstanding share of common stock of the Company was converted into two (2) shares of EClips Media common stock, (ii) each issued and outstanding share of Series D preferred stock of the Company was converted into two (2) shares of EClips Media Series A preferred stock and (iii) the outstanding shares of EClips Media Common Stock held by the Company were retired and cancelled and resuming the status of authorized and unissued EClips Media common stock. The outstanding 6% convertible debentures of the Company were assumed by EClips Media and converted into outstanding 6% convertible debentures of EClips Media. All options and rights to acquire the Company’s common stock, and all outstanding warrants or rights outstanding to purchase the Company’s common stock, were automatically converted into equivalent options, warrants and rights to purchase two (2) times the number of shares of EClips Media common stock at fifty (50%) percent of the exercise, conversion or strike price of such converted options, warrants and rights. Trading of the Company’s securities on a 2:1 basis commenced May 17, 2010 upon approval of the FINRA. All shares and per share values are retroactively stated at the effective date of merger.

On June 21, 2010, the Company, through its wholly-owned subsidiary SD Acquisition Corp., a New York corporation (“SD”), acquired (the “Acquisition”) all of the business and assets and assumed certain liabilities of Brand Interaction Group, LLC, a New Jersey limited liability company (“BIG”) which is described below. In September 2010, the Company decided to discontinue the operations of SD because of the disappointing performance and negative results of its most recent fantasy league event in August 2010. In December 2010, the Company entered into a spin off agreement (the “Spinoff”) with BIG and Mr. Eric Simon, the Company’s former CEO, pursuant to which the Company returned the Superdraft business to Mr. Simon by exchanging 100% of the issued and outstanding capital stock of SD which owned and operated the Superdraft business, for the cancellation of 30,000,000 shares of the Company owned by Mr. Simon and BIG, the cancellation of the Asset Purchase Agreement and Employment Agreement entered into between the Company, Mr. Simon and BIG in June 2010.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under the Agreement BIG is obligated to make payments for a total of $95,000 directly to certain holders of the Company’s outstanding convertible debentures in order to retire, or reduce, on a dollar for dollar basis, amounts due and payable by the Company to such holders. In connection with the foregoing, BIG entered into a six month promissory note for $95,000 with the Company’s holders, payable in six equal monthly installments on the first day of each succeeding calendar month in the amount of $15,833 with the first payment due in January 2011.

Acquisition of Business of Brand Interaction Group, LLC

On June 21, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, SD and BIG.  Pursuant to the Purchase Agreement, the Company, through its wholly-owned subsidiary SD acquired all of the business and assets and assumed certain liabilities of BIG owned by Eric Simon, the Company’s former Chief Executive Officer. BIG owned Fantasy Football SUPERDRAFTTM, and operates as a sports entertainment and media business focused on promotion of fantasy league events through live events hosted in various venues such as Las Vegas, and online, which feature sports and media personalities, and the sale and marketing of various sports oriented products and services.

As consideration for the Acquisition by SD, the Company agreed to issue BIG 20,000,000 shares of the Company’s common stock valued at $0.04 per share (applying FASB ASC 805 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). The total purchase price was $868,152 and included common stock valued at $800,000 and incurred legal fees of $68,152.  Additionally, in May 2010, the Company issued a demand promissory note agreement and security agreement in the amount of $110,000 with BIG and such promissory note is included in the liabilities assumed and has been recognized as intercompany transaction following the acquisition.  Thus such intercompany transaction has been eliminated in consolidation. The purchase price was allocated as follows:

Assets Acquired
Cash	$5,057

Intangible
Trademark	3,863
Goodwill	1,043,038
Total assets acquired	1,051,958

Liabilities Assumed	183,806

Net assets acquired	$868,152

Since the Company decided to discontinue the operations of SD Acquisition Corp., the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill during the year ended December 31, 2010. Accordingly, the Company recorded an impairment of goodwill of $1,043,038 included in loss from discontinued operations in the accompanying statements of operations.

Discontinued Operations

The Company’s operations were developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.  Additionally, in September 2010, the Company decided to discontinue the operations of SD Acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption “Liabilities of discontinued operation" and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services.  The carrying amounts of the major classes of these liabilities as of December 31, 2010 are summarized as follows:

	December 31,	December 31,
	2010	2009
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(155,641)	$(104,897)
Liabilities of discontinued operations	$155,641	$104,897

The following table sets forth for the years ended December 31, 2010 and 2009, indicated selected financial data of the Company's discontinued operations. During fiscal 2009, the Company discontinued it operations of developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment. Discontinued operations during fiscal 2010 primarily consisted of the operations of the Company’s formerly owned subsidiary, SD Acquisition Corp.

	December 31, 2010	December 31, 2009
Revenues	$178,645	$313,660
Cost of sales	381,331	286,051
Gross (loss) profit	(202,686)	27,609
Operating and other non-operating expenses	(1,322,050)	(1,935,272)

Loss from discontinued operations	$(1,524,736)	$(1,907,663)

Spin off of SD Acquisition Corp.

In December 2010, the Company entered into a spin off agreement (the “Spinoff”) with SD, BIG and Mr. Eric Simon, the Company’s former CEO, pursuant to which the Company returned the Superdraft business to Mr. Simon by exchanging 100% of the issued and outstanding capital stock of SD which owned and operated the Superdraft business, for the cancellation of 30,000,000 shares of the Company owned by Mr. Simon and BIG, the cancellation of the Asset Purchase Agreement and Employment Agreement entered into between the Company, Mr. Simon and BIG in June 2010. Additionally, upon the execution of the Spinoff, the Company was released from any obligations and agreements incurred by Mr. Simon on behalf of SD. Such obligations and agreements were assumed by the Company’s formerly owned subsidiary, SD. The Company recorded the cancellation of the 30,000,000 shares of common stock at par value in accordance with ASC 505 - 30 “Treasury stock”.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The spinoff of SD Acquisition Corp. is included in gain on disposal of discontinued operations and is calculated as follows:

Consideration received in connection with the spinoff:
Cancellation of 30 million shares of the Company’s common stock	$-
Total consideration received	-

Add: net liabilities of former subsidiary on December 7, 2010	424,131
Gain on disposal of discontinued operations, net of tax	$424,131

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

FASB Accounting Standards Codification

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. During the year ended December 31, 2010, the Company has not reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2010 to December 31, 2010:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2010	$67,147	$—
Recognition of derivative liability	1,973,938	2,243,759
Extinguishment of derivative liability upon conversion of debt to equity	(66,280)	—
Change in fair value included in earnings	1,128,091	1,362,160
Balance at December 31, 2010	$3,102,896	$3,605,919

Total derivative liabilities at December 31, 2010 amounted to $6,708,815.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2010 and 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible debentures at December 31, 2010 and 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

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

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. In September 2010, the Company decided to discontinue the operations of SD Acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010. Accordingly, during the year ended December 31, 2010, the Company has determined that an adjustment to the carrying value of goodwill was required. The Company recorded an impairment of goodwill of $1,043,038 included in loss from discontinued operations in the accompanying statement of operations. The Company recorded a loss on abandonment of assets of $39,927 due to the abandonment of property and equipment of $31,418 and rental security deposit of $8,509 in connection to our previous office space located in New York.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the years ended December 31, 2010 and 2009, the Company did not grant any stock options.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2010, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the year ended December 31, 2010, were available to be issued.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Advertising Expense

The Company follows the policy of charging advertising and promotions to expense as incurred.  Advertising expense was $1,676 and $5,665 for the years ended December 31, 2010 and 2009, respectively.  Such expense relates to the discontinued operations and is included in the loss from discontinued operations.

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At December 31, 2010, the Company has 41,000,000 outstanding warrants and 38,000,000 shares equivalent issuable pursuant to embedded conversion features. There were no dilutive common stock equivalents as of December 31, 2009.

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

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2010, the Company had an accumulated deficit of approximately $36 million, and a working capital deficiency of $6,893,807.  Additionally, for the year ended December 31, 2010, the Company incurred net losses of $11,579,406 and had negative cash flows from operations in the amount of $806,061. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

NOTE 4 – DERIVATIVE LIABILITIES

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

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4 – DERIVATIVE LIABILITIES (continued)

In connection with the issuance of the 6% Senior Convertible Debentures, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $ $6,708,815 and $67,147 at December 31, 2010 and December 31, 2009, respectively. Derivative liability expense and the loss resulting from the increase in fair value of this convertible instrument was $3,260,076 and $2,490,252 for the year ended December 31, 2010. The gain resulting from the decrease in fair value of this convertible instrument was $233 for the year ended December 31, 2009.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	December 31, 2010	December 31, 2009

Expected volatility	184% - 236%	231%
Expected term	1.20-5 Years	2 Years
Risk-free interest rate	0.27%-2.62%	0.77%-1.14%
Expected dividend yield	0%	0%

NOTE 5 – CONVERTIBLE DEBENTURES

On December 17, 2009, to obtain funding for working capital, the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue its 6% Senior Convertible Debentures for an aggregate purchase price of $75,000.  The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance.  The Debenture will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture. On February 4, 2010, the Company amended the terms of this agreement (see note below).

On February 4, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $200,000 of its 6% convertible debentures for an aggregate purchase price of $200,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) months anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.  In connection with the Agreement, the Investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $200,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. The Company paid a legal fee of $12,500 in connection with this debenture. Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. As of December 31, 2010, amortization of debt issuance cost amounted to $5,731 and is included in interest expense. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 5 – CONVERTIBLE DEBENTURES (continued)

On February 4, 2010, the Company amended the 6% Senior Convertible Debentures agreement dated December 17, 2009 with a principal amount of $75,000.  Pursuant to the terms of the original agreement, the investor was granted the right to receive the benefit of any more favorable terms or provisions provided to subsequent investors for a period of 18 months following the closing of the transaction.  As a result of the issuance of the $200,000 note payable above, the investor was issued a Debenture in the aggregate principal amount of $75,000 and received a warrant to purchase 1,500,000 shares of the Company’s common stock on the same terms and conditions as previously described.  The original Debenture was cancelled. These warrants were treated as an additional discount on the 6% Senior Convertible debentures amounting to $7,610 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture was equivalent to $0.025 and the warrants increased to 3,000,000 shares of the Company’s common stock. During 2010, in a private equity transaction, a shareholder of the Company transferred 3,000,000 shares of the Company’s common stock he owned to the holder of this Senior Convertible Debentures amounting to $75,000. As a result of this private equity transaction and pursuant to a release notice agreement, the Company was released from this Senior Convertible Debentures. During fiscal 2010, the Company cancelled such debenture and recognized capital contribution of $75,000 to additional paid in capital. Additionally, during fiscal 2010, the Company has reclassified $66,280 of derivative liabilities to additional paid in capital related to the release and extinguishment of this convertible debenture.

Between March 2010 and June 2010, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company agreed to issue an aggregate of $750,000 of its 6% Senior Convertible Debentures with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investors received warrants to purchase 30,000,000 shares of the Company’s common stock. The Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.025, subject to adjustment in certain circumstances. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $750,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 211%; risk-free interest rate of 2.43% and an expected holding period of five years.

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

At December 31, 2010 and December 31, 2009, convertible debentures consisted of the following:

	December 31, 2010	December 31, 2009
Long-term convertible debentures	$950,000	$75,000

Less: debt discount	(632,708)	(67,380)

Long-term convertible debentures – net	$317,292	$7,620

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 5 – CONVERTIBLE DEBENTURES (continued)

Total amortization of debt discounts for the convertible debentures amounted to $392,292 for the year ended December 31, 2010, and is included in interest expense. Accrued interest as of December 31, 2010 amounted to $42,916.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT

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

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company shall be converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company shall be converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values are retroactively stated at the effective date of merger. Except as otherwise noted, amounts set forth as of December 31, 2010 reflects the effect of the merger.

The authorized capital of EClips Media consists of 750,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share of which 3,000,000 shares have been designated as series A Preferred Stock.

Preferred stock

On February 13, 2009, the Company issued 3,000,000 shares of the restricted Preferred Stock to Benjamin C. Croxton, the Company’s prior Chief Executive Officer. The Company exchanged the shares for an assignment of accrued vacation pay and back salary in the amount of $8,257 due to Mr. Croxton. The issuance of the restricted Preferred Stock and the consideration received by the Company were approved by the Board of Directors at a meeting on February 10, 2009. The shares of restricted Preferred Stock were issued in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These shares were sold in a private equity transaction in late December 2009, resulting in a change in ownership.

On May 7, 2009, 200,000 shares of preferred stock were converted to 734,908 shares of restricted common stock at the request of the holders. The shares were valued at par and recorded to additional paid-in capital, with no effect on operations.

On June 29, 2009, 200,000 shares of preferred stock were converted to 318,472 shares of restricted common stock at the request of the holders. The shares were valued at par and recorded to additional paid-in capital, with no effect on operations.

Common stock

The Company has regularly issued shares for cash. The Company has issued 200,200 common shares for $286,512 for the year ended December 31, 2009.

The Company has issued shares to consultants and other service providers. The Company valued these shares at the fair market value on the date of grant. Shares are normally for settlement of fees for services provided and accordingly are expensed at the time of grant. Total shares issued were 24,980,090 for the year ended December 31, 2009. The shares were valued at the fair market value for a total of $725,816.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

The Company issued 100,000,000 shares of its common stock on September 15, 2009. The Company issued the Shares in exchange for forgiveness of accrued salary in the amount of $50,000 due to a Company employee. The Shares were issued pursuant to the transaction exemption from registration in Section 4(2) of the Securities Act of 1933. The Shares were issued to an affiliated person who is a sophisticated investor. The shares were valued at the fair market value of the shares at $120,500, representing an additional $70,500 of stock-based compensation, recognized for the year ending December 31, 2009. These shares were sold in a private equity transaction in late December 2009, resulting in a change in ownership.

In connection with the Seller Agreement, the Company and Seller entered into a release pursuant to which in consideration for the termination of Seller’s employment agreement, dated January 31, 2006, the Company issued to Seller 2,200,000 shares of the Company’s common stock. Furthermore, upon closing, the Company shall transfer to Seller or Seller’s designee, all of the capital stock of Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and the Company shall execute an Option Agreement with Seller for the purchase of H-Hybrid Technologies, Inc. within a five-year period from closing. The Company valued these common shares at the fair market value on the date of grant at $55,000 and recorded as stock based compensation, included in operating expenses during the year ended December 31, 2009.

On February 4, 2010, the Company entered into a Consulting Agreement with Colonial Ventures, LLC (the “Consultant”), a company controlled by former CEO of the Company. Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement. The Company issued 10,000,000 (post-merger) shares pursuant to this consulting agreement, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. The Company valued these common shares at the fair market value on the date of grant of $575,000.  On December 13, 2010, the Company’s Consulting Agreement with Colonial Ventures, LLC was amended by cancelling certain unvested shares issued to or on behalf of the Consultant as compensation.  As a result 5,000,000 shares of the Company’s common stock have been returned for cancellation. In connection with the issuance of these shares during the year ended December 31, 2010, the Company recorded stock based compensation of $575,000. In connection with the return of the 5,000,000 shares of common stock, the Company recorded such cancellation of shares at par value. As of December 31, 2010, such consulting agreement has been terminated by the Company.

On February 5, 2010 the Company issued an aggregate of 6,000,000 shares (12,000,000 post-merger) of the Company’s common stock of the Company to two persons for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.115 per share or $690,000. In connection with the issuance of these shares during the year ended December 31, 2010, the Company recorded stock based consulting of $690,000.

On April 15, 2010 the Company issued an aggregate of 22,388,354 shares of the Company’s common stock of the Company to two consultants for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $1,920,000. In connection with the issuance of these shares during the year ended December 31, 2010, the Company recorded stock based consulting of $1,920,000.

On June 21, 2010, in connection with the Asset Purchase Agreement with BIG, the Company issued 20,000,000 shares of common stock valued at $0.04 per share or $800,000. The Company valued these common shares at the fair market value on the date of grant (see Note 1). These shares were cancelled in December 2010 in connection with the Spinoff agreement.

Pursuant to an Employment Agreement dated on June 21, 2010 the Company issued 10,000,000 shares of common stock to the Company’s former Chief Executive Officer. The Company valued these common shares at the fair market value on the date of grant at $0.04 per share or $400,000. In connection with the issuance of these shares during the year ended December 31, 2010, the Company recorded stock based compensation of $400,000. These shares were cancelled in December 2010 in connection with the Spinoff agreement.

In July 2010, in connection with the sale of the Company’s common stock, the Company issued 1,500,000 shares of common stock for net proceeds of approximately $75,000.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

In December 2010, the Company entered into a spin off agreement (the “Spinoff”) with SD Acquisition Corp. (“SD”), Brand Interaction Group, LLC (“BIG”) and Mr. Eric Simon, the Company’s former CEO, pursuant to which the Company will return the Superdraft business to Mr. Simon by exchanging 100% of the issued and outstanding capital stock of SD which owned and operated the Superdraft business, for the cancellation of 30,000,000 shares of the Company owned by Mr. Simon and BIG, the cancellation of the Asset Purchase Agreement and Employment Agreement entered into between the Company, Mr. Simon and BIG in June 2010. The Company recorded the cancellation of the 30,000,000 shares of common stock at par value in accordance with ASC 505 – 30 “Treasury stock”.

During 2010, in a private equity transaction, a shareholder of the Company transferred 3,000,000 shares of the Company’s common stock he owned to the holder of this Senior Convertible Debentures amounting to $75,000. As a result of this private equity transaction and pursuant to a release notice agreement, the Company was released from this Senior Convertible Debentures. During fiscal 2010, the Company cancelled such debenture and recognized capital contribution of $75,000 to additional paid in capital.

Stock Warrants

In connection with the 6% convertible debentures issued between February 2010 and June 2010, the Company granted warrants to purchase 41,000,000 shares of common stock at an exercise price of $0.025 per share. These warrants are exercisable for a period of five years from the date of issuance. These warrants were treated as a debt discount on the 6% Senior Convertible debentures and were valued at $957,620 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility ranging from 184% to 219%; risk-free interest rate from 2.03% to 2.62% and an expected holding period of five years.

A summary of the status of the Company's outstanding stock warrants as of December 31, 2010 and 2009 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2008	-	$-
Granted	-	-
Exercised/Forfeited	-	-
Balance at December 31, 2009	-	$-
Granted	41,000,000	0.025
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2010	41,000,000	$0.025

Warrants exercisable at end of year	41,000,000	$0.025
Weighted average fair value of warrants granted during the year		$0.06

The following table summarizes the Company's stock warrants outstanding at December 31, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.025	41,000,000	4.31 Years	$0.025	41,000,000	$0.025
	41,000,000		$0.025	41,000,000	$0.025

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 7 - RELATED PARTY TRANSACTIONS

On February 4, 2010, the Company entered into a Consulting Agreement with Colonial Ventures, LLC (the “Consultant”), a company controlled by former CEO/director of the Company. Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement. The Company issued 10,000,000 post-merger shares pursuant to this consulting agreement, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. The Agreement has an initial term of two years from the date of execution and shall automatically renew on a year-to-year basis unless either party gives notice of non-renewal to the other party at least sixty days prior to the date of the Agreement. During the year ended December 31, 2010, the Company paid $80,000 in cash to this consultant.  Compensation in the amount of $10,000 was recorded to additional paid-in capital for contributed services provided by such consultant in September 2010. On December 13, 2010, the Company’s Consulting Agreement with Colonial Ventures, LLC was amended by cancelling certain unvested shares issued to or on behalf of the Consultant as compensation.  As a result 5,000,000 shares of the Company’s common stock have been returned for cancellation. As of December 31, 2010, such consulting agreement has been terminated by the Company.

During the year ended December 31, 2010, the Company paid leasehold improvements and rent of $14,025 and $12,486, respectively on a facility lease by a formerly affiliated company for which our former CEO/director, Greg Cohen, is the President. Greg Cohen served as the Company’s Director until December 31, 2010.

NOTE 8 – COMMITMENTS

Consulting Agreement

On June 24, 2010 the Company engaged Brooke Capital Investments, LLC (“Brooke”) to perform certain investor relations, branding and media relations services for the Company for a 12 month period (the “Consulting Agreement”). The Company shall pay to Brooke an amount equal to $150,000, in cash, on the date of execution of this Agreement. This Agreement may not be terminated during the term and under no circumstance is Brooke under any obligation to return all or any portion of the Consulting Fee to the Company. In connection with this consulting agreement during the year ended December 31, 2010, the Company recorded investor relations expense of $77,500 and prepaid expense of $72,500 to be amortized over the term of this agreement.

Pursuant to the compensation plan for the Company’s non-employee directors, the Company has undertaken to pay each non-executive director $1,000 per month in cash and reimburse each director for reasonable expenses incurred in connection with services provided to the Company. Furthermore, each director shall be issued such number of shares of the Company’s common stock having an aggregate market value equal to $2,000 for each meeting of the Board of Directors of the Company attended in person or telephonically. The value of such shares of common stock to be issued shall be based on the average high and low bid price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board or any national securities exchange on the trading day immediately prior to the date of such meeting. The Company has recorded director fees of $32,500 during the year ended December 31, 2010 and is included in consulting fees in the accompanying consolidated statements of operations. At December 31, 2010, accrued directors’ fee amounted to $23,500 and is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $19.8 million at December 31, 2010, expiring through the year 2030. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 9 – INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2010 and 2009:

	2010	2009
Tax benefit computed at "expected" statutory rate	$(3,936,998)	$(838,800)
State income taxes, net of benefit	(62,996)	(74,200)
Permanent differences	3,811,660	73,200
Increase in valuation allowance	188,334	839,800
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforward	$7,812,134	$7,630,800
Other	-	7,000
Total deferred tax assets	$7,812,134	$7,637,800

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$14,000
Total deferred tax liabilities	$-	$14,000

Net deferred tax asset before valuation allowance	$7,812,134	$7,623,800
Less: valuation allowance	(7,812,134)	(7,623,800)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2010 and 2009, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $188,334.

NOTE 10 – SUBSEQUENT EVENTS

In January 2011, the Company issued 219,863 shares in connection with the payment of accrued directors’ fee of $10,000. The Company valued these common shares at the fair market value on the date of grants at approximately $0.04 per share or $10,000.

In January 2011, two note holders (the “Assignors”) of the Company’s 6% convertible debentures entered into an Assignment agreement with an unrelated party (the “Assignee”) whereby the Assignors assigned a total principal amount of $250,000 of the convertible debentures (the “Assigned Debenture”) and 5,000,000 warrants (the “Assigned Warrants”)(the Assigned Debenture and the Assigned Warrants collectively, the  “Assigned Securities”). The Assignee purchased the Assigned Securities for $300,000. Contemporaneously with the closing of this agreement, the Assignee converted the Assigned Debenture into shares of the Company’s common stock and exercised the Assigned Warrants for total net proceeds of $125,000 to the Company. The Company issued 10,000,000 shares in connection with the conversion of the Assigned Debenture and 5,000,000 shares in connection with the exercise of the Assigned Warrants. The fair value of such shares issued amounted to $0.025 per share.

ECLIPS MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 10 – SUBSEQUENT EVENTS (continued)

In March 2011, the Company entered into a Settlement and Release Agreement (the “Agreement”) with an unrelated party whereby the Company settled the amounts due to the unrelated party for past legal services provided amounting to approximately $15,000 and certain lease payments in connection with the Company’s previous headquarters in Florida amounting to approximately $28,000 which amounts are included in the liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2010. Pursuant to this agreement, the Company shall pay $15,000 to release the Company from further obligation including the termination of the lease in Florida.

Between January 2011 and March 2011, BIG has paid approximately $47,500 in connection with the spinoff agreement and such amount reduces the principal balance of the outstanding convertible debentures from the Company’s holders.