Form 10-Q
period 2011-05-16
SILVER HORN MINING LTD.
filed 2011-05-20
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-25097

Silver Horn Mining Ltd.
(Exact name of registrant as specified in its charter)

Delaware	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

3266 W. Galveston Drive, Apache Junction, Arizona 85120
 (Address of principal executive offices)

(480) 288-6530
 (Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  195,833,555 shares of common stock are issued and outstanding as of May 17, 2011.

SILVER HORN MINING LTD. AND SUBSIDIARY
FORM 10-Q
March 31, 2011

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Silver Horn,” “Eclips,” “we,” “us,” “our” and similar terms refer to Silver Horn Mining Ltd., a Delaware corporation, and subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

 SILVER HORN MINING LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$129,510	$94,053
Prepaid expenses	64,175	85,542
Debt issuance cost - current portion	5,206	6,249

Total Current Assets	198,891	185,844

OTHER ASSETS:
Debt issuance cost - long term portion	-	520

Total Assets	$198,891	$186,364

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$259,351	$215,195
Convertible debentures, net of debt discount	192,917	-
Derivative liabilities	8,981,256	6,708,815
Liabilities of discontinued operations	112,397	155,641

Total Current Liabilities	9,545,921	7,079,651

LONG-TERM LIABILITIES:
Convertible debentures, net of debt discount	115,729	317,292

Total Liabilities	9,661,650	7,396,943

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Series D, none issued and outstanding	-	-
Common stock; $.0001 par value; 750,000,000 shares
authorized; 185,833,555 and 170,613,692 shares issued
and outstanding, respectively	18,583	17,061
Additional paid-in capital	32,458,124	28,831,876
Accumulated deficit	(41,939,766)	(36,059,816)

Total Stockholders' Deficit	(9,462,759)	(7,210,579)

Total Liabilities and Stockholders' Deficit	$198,891	$186,364

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses:
Payroll expense and stock based compensation	9,000	365,417
Professional and consulting	118,815	766,686
General and administrative expenses	15,837	18,813

Total operating expenses	143,652	1,150,916

Loss from operations	(143,652)	(1,150,916)

Other income (expense)
Gain from settlement of debt	28,244	-
Interest income (expense), net	(296,831)	(30,009)
Derivative liability expense	-	(950,166)
Change in fair value of derivative liabilities	(5,467,711)	380,842

Total other income (expense)	(5,736,298)	(599,333)

Loss before provision for income taxes	(5,879,950)	(1,750,249)

Provision for income taxes	-	-

Net loss	$(5,879,950)	$(1,750,249)

Net loss per common share:
Basic and Diluted	$(0.03)	$(0.01)

	$(0.03)	$(0.01)

Weighted average common shares outstanding	181,649,788	140,725,336

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(5,879,950)	$(1,750,249)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of prepaid expenses	45,567	1,008
Amortization of debt issuance costs	1,563	1,042
Amortization of debt discount	288,854	26,042
Derivative liability expense	-	950,166
Change in fair value of derivative liabilities	5,467,711	(380,842)
Stock based consulting	-	690,000
Stock based compensation expense	-	335,417
Gain from settlement of debt	(28,244)	-

(Increase) Decrease in:
Interest receivable	-	(432)
Prepaid expense	(24,200)	(37,200)
Deposits	-	(2,564)

Increase (Decrease) in:
Accounts payable and accrued expenses	54,156	90,983
Liabilities of discontinued operations	(15,000)
Net cash used in operating activities	(89,543)	(76,629)

Cash flows from investing activities:
Payment of leasehold improvement	-	(8,325)
Investment in note receivable	-	(130,450)
Net cash used in investing activities	-	(138,775)

Cash flows from financing activities:
Proceeds from exercise of stock warrants	125,000	-
Net proceeds from debentures	-	237,500
Net cash provided by financing activities	125,000	237,500

Net increase (decrease) in cash	35,457	22,096

Cash, beginning of period	94,053	-
Cash, end of period	$129,510	$22,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:
Contributed capital in connection with an extinguishment
of a convertible debenture	$47,500	$-
Issuance of Common Stock for convertible debentures	$250,000	$-
Issuance of Common Stock for accrued director's fees	$10,000	$-
Reclassification of derivative liability to equity	$3,195,270	$-

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

On March 16, 2010, the Company had filed a definitive information statement on Schedule 14C (the “Definitive Schedule 14C”) with the Securities and Exchange Commission (the “SEC”) notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into an Agreement and Plan of Merger (the “Merger Agreement”) with its then newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation (“EClips Media”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company had merged with and into EClips Media with EClips Media continuing as the surviving corporation on April 21, 2010. On the effective date of the Merger, (i) each issued and outstanding share of common stock of the Company was converted into two (2) shares of EClips Media common stock, (ii) each issued and outstanding share of Series D preferred stock of the Company was converted into two (2) shares of EClips Media Series A preferred stock and (iii) the outstanding shares of EClips Media Common Stock held by the Company were retired and cancelled and resuming the status of authorized and unissued EClips Media common stock. The outstanding 6% convertible debentures of the Company were assumed by EClips Media and converted into outstanding 6% convertible debentures of EClips Media. All options and rights to acquire the Company’s common stock, and all outstanding warrants or rights outstanding to purchase the Company’s common stock, were automatically converted into equivalent options, warrants and rights to purchase two (2) times the number of shares of EClips Media common stock at fifty (50%) percent of the exercise, conversion or strike price of such converted options, warrants and rights. Trading of the Company’s securities on a 2:1 basis commenced May 17, 2010 upon approval of the FINRA. All shares and per share values are retroactively stated at the effective date of merger.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under the Agreement BIG is obligated to make payments for a total of $95,000 directly to certain holders of the Company’s outstanding convertible debentures in order to retire, or reduce, on a dollar for dollar basis, amounts due and payable by the Company to such holders. In connection with the foregoing, BIG entered into a six month promissory note for $95,000 with the Company’s debenture holders, payable in six equal monthly installments on the first day of each succeeding calendar month in the amount of $15,833 with the first payment due in January 2011. Between January 2011 and March 2011, BIG has paid approximately $47,500 in connection with the spinoff agreement and such amount reduced the principal balance of the outstanding convertible debentures (see Note 4).

Effective April 25, 2011, the Company changed its name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.”.  The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a newly-formed, wholly-owned subsidiary of the Company with and into the Company, with the Company as the surviving corporation in the merger. Following the subsidiary merger, the Company intends to focus its efforts on mining and resources, principally silver exploration and production.

Discontinued Operations

The Company’s former operations were developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.  Additionally, in September 2010, the Company decided to discontinue the operations of SD Acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services.  The carrying amounts of the major classes of these liabilities as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
	2011	2010
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(155,641)
Liabilities of discontinued operations	$112,397	$155,641

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes as of and for the year ended December 31, 2010, included in the Company’s Form 10-K at  December 31, 2010.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2011, and the results of operations and cash flows for the three months ending March 31, 2011 have been included. The results of operations for the three months ending March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, and debt discount.

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on the reported net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. During the three months ended March 31, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to March 31, 2011:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2011	$3,102,896	$3,605,919
Recognition of derivative liability	—	—
Extinguishment of derivative liability upon conversion of debt to equity	(2,205,055)	(990,215)
Change in fair value included in earnings	2,752,664	2,715,047
Balance at March 31, 2011	$3,650,505	$5,330,751

Total derivative liabilities at March 31, 2011 amounted to $8,981,256.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2011 and December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible debentures at March 31, 2011 and December 31, 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

Prepaid Expenses

Prepaid expenses of $64,175 and $85,542 at March 31, 2011 and December 31, 2010, respectively, include prepayments of insurance, public relation services and other administrative expenses which are being amortized over the terms of the agreements.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2011 and 2010.

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the three months ended March 31, 2011 and 2010, the Company did not grant any stock options.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three months ended March 31, 2011, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the three months ended March 31, 2011, were available to be issued.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At March 31, 2011, the Company has 36,000,000 outstanding warrants and 26,100,000 shares equivalent issuable pursuant to embedded conversion features. The outstanding warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 16,000,000 at March 31, 2010.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2011, the Company had an accumulated deficit of approximately $42 million, and a working capital deficiency of $9,347,030.  Additionally, for the three months ended March 31, 2011, the Company incurred net losses of $5,879,950 and had negative cash flows from operations in the amount of $89,543. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

NOTE 3 – DERIVATIVE LIABILITIES

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 – DERIVATIVE LIABILITIES (continued)

In connection with the issuance of the 6% Senior Convertible Debentures, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $8,981,256 and $6,708,815 at March 31, 2011 and December 31, 2010, respectively. The loss resulting from the increase in fair value of this convertible instrument was $5,467,711 for the three months ended March 31, 2011. Derivative liability expense and the gain resulting from the decrease in fair value of this convertible instrument was $950,166 and $380,842 for the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company reclassified $3,195,270 of the derivative liability to paid-in capital due to the payment of convertible debentures and the exercise of certain stock warrants in connection therewith.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2011

Expected volatility	207% - 253%
Expected term	0.85- 4 Years
Risk-free interest rate	0.30%- 1.29%
Expected dividend yield	0%

NOTE 4 – CONVERTIBLE DEBENTURES

On December 17, 2009, to obtain funding for working capital, the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue its 6% Senior Convertible Debentures for an aggregate purchase price of $75,000.  The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance.  The Debenture will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture. On February 4, 2010, the Company amended the terms of this agreement (see note below).

On February 4, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $200,000 of its 6% convertible debentures for an aggregate purchase price of $200,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.  In connection with the Agreement, the Investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $200,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. The Company paid a legal fee of $12,500 in connection with this debenture. Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. As of March 31, 2011, amortization of debt issuance cost amounted to $5,731 and is included in interest expense. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 4 – CONVERTIBLE DEBENTURES (continued)

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

In January 2011, two note holders (the “Assignors”) of the Company’s 6% convertible debentures entered into an Assignment agreement with an unrelated party (the “Assignee”) whereby the Assignors assigned a total principal amount of $250,000 of the convertible debentures (the “Assigned Debenture”) and 5,000,000 warrants (the “Assigned Warrants”) (the Assigned Debenture and the Assigned Warrants collectively, the  “Assigned Securities”). The Assignee purchased the Assigned Securities for $300,000. Contemporaneously with the closing of this agreement, the Assignee converted the Assigned Debenture into shares of the Company’s common stock and exercised the Assigned Warrants for total net proceeds of $125,000 to the Company. The Company issued 10,000,000 shares in connection with the conversion of the Assigned Debenture and 5,000,000 shares in connection with the exercise of the Assigned Warrants. The fair value of such shares issued amounted to $0.025 per share.

Between January 2011 and March 2011, BIG has paid approximately $47,500 in connection with the spinoff agreement entered into during fiscal 2010 and such amount reduced the principal balance of the outstanding convertible debentures held by the Company’s debenture holders and recognized capital contribution of $47,500 to additional paid in capital.

At March 31, 2011 and  December 31, 2010, convertible debentures – current portion consisted of the following:

	March 31, 2011	December 31, 2010
Convertible debentures – current portion	$277,500	$—

Less: debt discount	(84,583)	—

Long-term convertible debentures – net	$192,917	$—

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 4 – CONVERTIBLE DEBENTURES (continued)
At March 31, 2011 and December 31, 2010, convertible debentures – long term portion consisted of the following:

	March 31, 2011	December 31, 2010
Convertible debentures – long term portion	$375,000	$950,000

Less: debt discount	(259,271)	(632,708)

Long-term convertible debentures – net	$115,729	$317,292

Total amortization of debt discounts for the convertible debentures amounted to $288,854 and $26,042 for the three months ended March 31, 2011 and 2010, respectively, and is included in interest expense. Accrued interest as of March 31, 2011and December 31, 2010 amounted to $49,330 and $42,916 respectively.

In accordance with ASC Topic 815 “Derivatives and Hedging”, these convertible debentures include a down-round provision under which the conversion price could be affected by future equity offerings (see Note 4). Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Capital Structure

On March 16, 2010, the Company had filed the Definitive Schedule 14C with the SEC notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into the Merger Agreement with its then newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company had merged with and into EClips Media with EClips Media continuing as the surviving corporation on April 12, 2010.

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company had been converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company had been converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values were retroactively stated at the effective date of merger. Except as otherwise noted, amounts set forth as of March 31, 2011 reflects the effect of the merger.

The authorized capital of the Company consists of 750,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share of which 3,000,000 shares have been designated as series A Preferred Stock.

Common Stock

In January 2011, the Company issued 219,863 shares in connection with the payment of accrued directors’ fee of $10,000. The Company valued these common shares at the fair market value on the date of grants at approximately $0.045 per share or $10,000.

In January 2011, two note holders (the “Assignors”) of the Company’s 6% convertible debentures entered into an Assignment agreement with an unrelated party (the “Assignee”) whereby the Assignors assigned a total principal amount of $250,000 of the convertible debentures (the “Assigned Debenture”) and 5,000,000 warrants (the “Assigned Warrants”)(the Assigned Debenture and the Assigned Warrants collectively, the  ”Assigned Securities”). The Assignee purchased the Assigned Securities for $300,000. Contemporaneously with the closing of this agreement, the Assignee converted the Assigned Debenture into shares of the Company’s common stock and exercised the Assigned Warrants for total net proceeds of $125,000 to the Company. The Company issued 10,000,000 shares in connection with the conversion of the Assigned Debenture and 5,000,000 shares in connection with the exercise of the Assigned Warrants. The fair value of such shares issued amounted to $0.025 per share.

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
NOTE 5 - STOCKHOLDERS’ DEFICIT (continued)

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of March 31, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	41,000,000	$0.025
Granted	-	-
Exercised	(5,000,000)	0.025
Balance at March 31, 2011	36,000,000	$0.025

Warrants exercisable at end of period	36,000,000	$0.025
Weighted average fair value of warrants granted during the period		$-

The following table summarizes the Company's stock warrants outstanding at March 31, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.025	36,000,000	4.06 Years	$0.025	36,000,000	$0.025
	36,000,000		$0.025	36,000,000	$0.025

NOTE 6 – COMMITMENTS

Settlement Agreement

In March 2011, the Company entered into a Settlement and Release Agreement (the “Agreement”) with an unrelated party whereby the Company settled the amounts due to the unrelated party for past legal services provided amounting to approximately $15,000 and certain lease payments in connection with the Company’s previous headquarters in Florida amounting to approximately $28,000 which amounts were included in the liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2010. Pursuant to this agreement, the Company shall pay $15,000 to release the Company from further obligation including the termination of the lease in Florida. Accordingly, the Company recorded a gain from settlement of debt of $28,244 during the three months ended March 31, 2011.

NOTE 7 – SUBSEQUENT EVENTS

Effective April 25, 2011, the Company changed its name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.”.  The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a newly-formed, wholly owned subsidiary of the Company with and into the Company, with the Company as the surviving corporation in the merger.

SILVER HORN MINING LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 7 – SUBSEQUENT EVENTS (continued)

On May 2, 2011, the Board of Directors appointed Daniel Bleak as Chairman and Chief Executive Officer. On May 2, 2011 the Company issued to Daniel Bleak 10 million shares of the Company’s common stock and a five year option to purchase 30 million shares of Common Stock.   The option may be exercised for cash or shares of Common Stock at an exercise price of $0.05 per share.  The Option is exercisable as to 1/3 of the number of shares granted on each of the first, second and third anniversaries of the date of grant, provided Mr. Bleak continues to serve the Company as a director on such dates.  The option was issued in connection with the appointment of Mr. Bleak as the Chairman and Chief Executive of the Company and the transfer and conveyance of certain silver mining claims owned by Can-Am Gold Corp. whereby its President and sole director is Mr. Bleak. Upon effectiveness of Mr. Bleak’s appointment, the Company intends to focus its efforts on mining and resources, principally silver exploration and production. Upon the acceptance of the appointment to the positions of Chairman and Chief Executive Officer by Mr. Bleak, Glenn Kesner resigned from all of his positions with the Company including Chairman, member of the Board of Directors, Chief Executive Officer, President and Principal Accounting Officer. In accordance with ASC 845-10 “Nonmonetary Transactions”, the transfers of nonmonetary assets to a company by its shareholders in exchange for stock should be recorded at the transferor’s historical cost basis.

In April, 2011, the Company paid $10 to Can-Am Gold Corp. as consideration for the conveyance and transfer of certain rights, title and interest in 36 unpatented lode mining claims located in Yavapai County, Arizona.

In April 2011, BIG paid $15,833 in connection with the spinoff agreement and such amount reduces the principal balance of the outstanding convertible debentures held by certain of the Company’s debenture holders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

          We were incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, we changed our name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, we changed our name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, we changed our name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”  We merged with World Energy Solutions, Inc., a private Florida corporation, on August 17, 2005.  Advanced 3D Ultrasound Services, Inc. remained as the surviving entity and legal acquirer, and World Energy Solutions, Inc. was the accounting acquirer.    On November 7, 2005, we changed our name to “World Energy Solutions, Inc.” and merged with Professional Technical Systems, Inc.  We remained as the surviving entity and legal acquirer, while Professional Technical Systems, Inc. was the accounting acquirer. On February 26, 2009, we changed our name to “EClips Energy Technologies, Inc.” For the purpose of changing our state of incorporation to Delaware, we had merged with and into our then newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc. on April 21, 2010, with EClips Media Technologies, Inc. continuing as the surviving corporation. Effective April 25, 2011, we changed our name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.” pursuant to Section 253 of the Delaware General Corporation Law by merging a newly-formed, wholly-owned subsidiary of ours with and into the Company, with the Company as the surviving corporation in the merger.

Recent Events

On June 21, 2010, through our wholly-owned subsidiary SD Acquisition Corp, we acquired all of the business and assets of Brand Interaction Group, LLC (“BIG”).  BIG owned and operated Superdraft, a sports entertainment and media business focused on promotion of fantasy league events through live and online events.  In connection with the acquisition, Eric Simon, the control person of BIG, was appointed as our Chief Executive Officer and was issued 10,000,000 shares of our common stock.  We also issued BIG 20,000,000 shares of our common stock and assumed certain debt that BIG had previously issued to several of its creditors.

In the fall of 2010, we decided to discontinue the operations of SD Acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.  Mr. Simon resigned as our Chief Executive Officer on November 15, 2010 and on December 7, 2010, we entered into a spinoff agreement with BIG, Mr. Simon, SD Acquisition Corp. and certain holders of our outstanding convertible debentures pursuant to which we agreed to spinoff SD Acquisition Corp. to BIG and Mr. Simon and cancel the 30,000,000 shares of common stock previously issued to BIG and Mr. Simon.   Upon the execution of the spinoff, we were released from any obligations and agreements incurred by Mr. Simon on behalf of SD Acquisition Corp.  As set forth in the spinoff agreement, BIG is obligated to make direct payments of an aggregate of $95,000 to certain holders of our convertible debentures in order to retire or reduce, on a dollar for dollar basis, amounts due and payable by us to such holders. In connection with the foregoing, BIG issued a $95,000 promissory note to these holders.  The note is payable in six equal monthly installments of $15,833, with the first payment due on January 21, 2011.  Between January 2011 and March 2011, BIG paid the holders approximately $47,500 and such amount reduced the principal balance of our convertible debentures issued to these holders.

Effective April 25, 2011, we changed our name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.”  Effective April 27, 2011, our common stock began trading under a new symbol, “SILV”, on the OTC Bulletin Board.  Until such date, our common stock traded under the symbol “EEMT”.   On April 26, 2011, the Can-Am Gold Corp. (“Can-Am”) delivered to us a quitclaim deed that conveyed all of Can-Am’s rights, title and interest in 36 unpatented lode mining claims located in Yavapai County, Arizona.  We paid Can-Am ten dollars ($10.00) as consideration for the quitclaim deed.  On May 2, 2011, our Board of Directors appointed Daniel Bleak, Can-Am’s President and sole director, as Chairman and Chief Executive Officer.  Upon the effectiveness of Mr. Bleak’s appointment, we commenced focusing our business efforts on mining and resources, principally silver exploration and production.

For the three months ended March 31, 2011, we had a net loss of $5,879,950 and $89,543 of net cash used in operations. At March 31, 2011 we had a working capital deficiency of $9,347,030. Additionally, at March 31, 2011, we had an accumulated deficit of approximately $42 million and stockholder’s deficit of $9,462,749. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include accounting for derivative liabilities and stock based compensation.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, and debt discount.

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

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Net Revenues.  We have not generated revenues during the three months ended March 31, 2011 and 2010.

Operating Expenses.  Operating expenses consists of costs associated with our administration and in relation to the public entity. Payroll and stock based compensation expenses were $9,000 and $365,417 for the three months ended March 31, 2011 and 2010, respectively, a decrease of approximately of $356,417 or 98%.  The decrease was primarily attributable to the issuance of 10,000,000 shares of common stock to our former Chairman pursuant to a consulting agreement in February 2010. In connection with the issuance of these shares during the three months ended March 31, 2010, the Company recorded stock based compensation of $335,417. We did not have a comparable expense during the three months ended March 31, 2011.

Professional and consulting expenses were $118,815 and $766,686 for three months ended March 31, 2011 and 2010, respectively, a decrease of approximately of $647,871 or 85%.  Professional expenses were incurred for the audits and public filing requirements.  The decrease was primarily attributable to the issuance of our common stock to two consultants for services rendered amounting to $690,000 during the three months ended March 31, 2010 offset by increase in professional fees of approximately $10,000 during the three months ended March 31, 2011.

   General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $15,837 for the three months ended March 31, 2011, as compared to $18,813 for the three months ended March 31, 2010, a decrease of approximately $2,976 or 16%. General and administrative expenses decreased as a result of cost cutting measures.

   Total Other Expense. Our total other expenses during the three months ended March 31, 2011 primarily include expenses associated with derivative liabilities and interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

   We recorded derivative liability of $8,981,256 in connection with the issuance of the convertible debentures and warrants at March 31, 2011. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40,   Derivatives and Hedging – Contracts in an Entity’s Own Stock, to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an (increase) decrease of $(5,467,711) and $380,842 during the three months ended March 31, 2011 and 2010, respectively. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income. We also recognized derivative liability expense of $950,166 during the three months ended March 31, 2010 upon issuance of the convertible debentures and warrants in fiscal 2010.

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

Interest Expense, Net

   Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The increase in interest expense when compared to the same period in 2010 is primarily attributable to the amortization of the debt discount amounting to approximately $288,854 during the three months ended March 31, 2011, associated with the 6% convertible debenture as compared to $26,042 during the three months ended March 31, 2010.

Loss from Operations

  We recorded loss from operations of $143,652 for the three months ended March 31, 2011 as compared to $1,150,916 for the three months ended March 31, 2010.

Net Loss

 We recorded net loss of $5,879,950 for the three months ended March 31, 2011 as compared to $1,750,249 for the three months ended March 31, 2010.  As a result of the factors described above, our net loss per share (basic and diluted) for the three months ended March 31, 2011 was $0.03 per share as compared to $0.01 per share during the same period in 2010.

Liquidity and Capital Resources

               Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2011, we had a cash balance of $129,510. Our working capital deficit is $9,347,030 at March 31, 2011. We reported a net loss of $5,879,950 and $1,750,249 during the three months ended March 31, 2011 and 2010, respectively.  We do not anticipate we will be profitable in fiscal 2011.

              We reported a net increase in cash for the three months ended March 31, 2011 of $35,457. While we currently have no material commitments for capital expenditures, at March 31, 2011 we owed $652,500 under various convertible debentures.  During the three months ended March 31, 2011, we have raised net proceeds of $125,000 from exercise of stock warrants. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2011 amounted to $89,543 and was primarily attributable to our net losses of $5,879,950, offset by amortization of debt discount and debt issuance costs of $290,417, change in fair value of derivative liabilities of $5,467,711, amortization of prepaid expenses of $45,567, total changes in assets and liabilities of $14,956 and add back gain from settlement of debt of $28,244. Net cash flows used in operating activities for the three months ended March 31, 2010 amounted to $76,629 and was primarily attributable to our net losses of $1,750,249, offset by amortization of debt discount of $26,042, stock based expenses of $1,025,417, derivative liability expense of $950,166, total changes in assets and liabilities of $50,787 and add back change in fair value of derivative liabilities of ($380,842).

Investing Activities

       Net cash flows used in investing activities was $0 for the three months ended March 31, 2011. Net cash flows used in investing activities was $138,775 for the three months ended March 31, 2010. We paid leasehold improvement of $8,325 and invested $130,450 on a 6% demand promissory note receivable.

Financing Activities

                       Net cash flows provided by financing activities was $125,000 for the three months ended March 31, 2011. We received net proceeds from exercise of stock warrants of $125, 000. Net cash flows provided by financing activities was $237,500 for the three months ended March 31, 2010. We received net proceeds from convertible debentures of $237,500.

Debenture Financing

   Between December 2009 and June 2010, we entered into various securities purchase agreements with accredited investors pursuant to which we agreed to issue an aggregate of $1,025,000 of our 6% convertible debentures for an aggregate purchase price of $1,025,000. The debentures bear interest at 6% per annum and mature 24 months from the date of issuance. The debentures are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to the lesser of (i) $0.025 per share or (ii) until the 18 month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of our equity and/or convertible debt securities paid by investors after the date of the debenture.  In connection with the agreements, the investors received an aggregate of 41,000,000 warrants to purchase shares of our common stock. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025, subject to adjustment in certain circumstances. The investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price. At March 31, 2011, we owed $652,500 under these convertible debentures.

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

    The following tables summarize our contractual obligations as of March 31, 2011.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Convertible debenture - current	$277,500	$277,500	$—	$—	$—
Convertible debenture – long term	375,000	—	375,000	—	—
Total Contractual Obligations:	$652,500	$277,500	$375,000	$—	$—

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

       With respect to the quarterly period ending March 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that its disclosure controls and procedures were not effective as of March 31, 2011 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls.

       There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

                       None.

Item 1A. Risk Factors.

       The following risk factors are relevant to our new business efforts:

We are an exploration stage company and have only recently commenced exploration activities on our claims.  We expect to incur operating losses for the foreseeable future.

       Our evaluation of the Yavapai County, Arizona mining claims up to this point is primarily a result of historical exploration data.  Although we have made field observations, we have not yet commenced an exploration program.  Accordingly, we are not yet in a position to evaluate the likelihood that our business will be successful.  We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because we have not surveyed the Yavapai County, Arizona mining claims, we may discover mineralization on the claim that is not within the claim boundaries.

       While we have conducted mineral claim title searches, this should not be construed as a guarantee of claims boundaries. Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt. If we discover mineralization that is close to the claims boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

Silver mining involves significant production and operational risks.

        Silver mining involves significant production and operational risks, including those related to uncertain mineral exploration success, unexpected geological or mining conditions, the difficulty of development of new deposits, unfavorable climate conditions, equipment or service failures, current unavailability of or delays in installing and commissioning plants and equipment, import or customs delays and other general operating risks.  Commencement of mining can reveal mineralization or geologic formations, including higher than expected content of other minerals that can be difficult to separate from silver, which can result in unexpectedly low recovery rates.

       Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support, which could result in the failure to achieve expected target dates for exploration, or could cause production activities to require greater capital expenditure to achieve expected recoveries.

      Many of these production and operational risks are beyond our control. Delays in commencing successful mining activities, disruptions in production and low recovery rates could have adverse effects on results of operations, cash flows and financial condition.

Mineral exploration and development inherently involves significant and irreducible financial risks. We may suffer from the failure to find and develop profitable mines.

           The exploration for and development of mineral deposits involves significant financial risks that even a combination of careful evaluation, experience and knowledge cannot eliminate. Unprofitable efforts may result from the failure to discover mineral deposits. Even if mineral deposits are found, those deposits may be insufficient in quantity and quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties which are explored are ultimately developed into producing mines.

           Substantial expenditures are required to establish ore reserves, to extract metals from ores and to construct mining and processing facilities. The economic feasibility of any development project is based upon, among other things, volatile metals prices, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources such as water and power, metallurgical recoveries, production rates and capital and operating costs. Development projects also are subject to the completion of favorable feasibility studies, issuance and maintenance of necessary permits and receipt of adequate financing.

       The commercial viability of a mineral deposit, once developed, depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use; importing and exporting of minerals; environmental protection; and mineral prices.  Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure.  All of these factors are highly cyclical.  The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                      None.

Item 3. Defaults Upon Senior Securities.

       None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

                       None.

Item 6. Exhibits.

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

SILVER HORN MINING LTD.

Date: May 20, 2011	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer
(principal executive officer, principal financial and accounting officer)