Form 10-Q
period 2011-06-30
SILVER HORN MINING LTD.
filed 2011-08-15
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
 (Address of principal executive offices) (Zip Code)

(480) 288-6530
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  211,833,555 shares of common stock are issued and outstanding as of August 15, 2011.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
June 30, 2011

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Silver Horn,” “Eclips,” “we,” “us,” “our” and similar terms refer to Silver Horn Mining Ltd., a Delaware corporation, and subsidiaries.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$470,440	$94,053
Prepaid expenses	76,704	85,542
Debt issuance cost - current portion	3,643	6,249

Total Current Assets	550,787	185,844

Debt issuance cost - long term portion	-	520

Total Assets	$550,787	$186,364

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$355,122	$215,195
Convertible debentures, net of debt discount	286,103	-
Derivative liabilities	15,064,709	6,708,815
Liabilities of discontinued operations	112,397	155,641

Total Current Liabilities	15,818,331	7,079,651

LONG-TERM LIABILITIES:
Convertible debentures, net of debt discount	-	317,292

Total Liabilities	15,818,331	7,396,943

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
and outstanding, respectively
Common stock; $.0001 par value; 750,000,000 shares
authorized; 211,833,555 and 170,613,692 shares issued
and outstanding, respectively	21,183	17,061
Additional paid-in capital	35,272,074	28,831,876
Accumulated deficit	(50,561,101)	(36,059,816)

Total Stockholders' Deficit	(15,267,544)	(7,210,579)

Total Liabilities and Stockholders' Deficit	$550,787	$186,364

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					Inception of
					Exploration stage
					(April 25, 2011)
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-	$-

Operating expenses:
Payroll expense and stock based compensation	106,033	508,798	115,033	867,292	98,033
Exploration cost	61,620	-	61,620	-	61,620
Impaiment of mineral rights	500,000	-	500,000	-	500,000
Professional and consulting	145,279	1,932,300	264,094	2,698,986	145,279
General and administrative expenses	53,585	256,592	69,422	275,394	45,742

Total operating expenses	866,517	2,697,690	1,010,169	3,841,672	850,674

Loss from operations	(866,517)	(2,697,690)	(1,010,169)	(3,841,672)	(850,674)

Other income (expense)
Gain from settlement of debt	-	-	28,244	-	-
Interest income (expense), net	(160,348)	(81,522)	(457,179)	(111,531)	(160,348)
Derivative liability expense	-	(2,309,910)	-	(3,260,076)	-
Change in fair value of derivative liabilities	(7,594,470)	2,018,205	(13,062,181)	2,399,047	(7,594,470)

Total other income (expense)	(7,754,818)	(373,227)	(13,491,116)	(972,560)	(7,754,818)

Loss before provision for income taxes	(8,621,335)	(3,070,917)	(14,501,285)	(4,814,232)	(8,605,492)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(8,621,335)	(3,070,917)	(14,501,285)	(4,814,232)	(8,605,492)

Loss from discontinued operations, net of tax	-	-	-	(6,934)	-

Net loss	$(8,621,335)	$(3,070,917)	$(14,501,285)	$(4,821,166)	$(8,605,492)

Net loss per common share:
Basic and Diluted	$(0.04)	$(0.02)	$(0.08)	$(0.03)	$(0.04)

	$(0.04)	$(0.02)	$(0.08)	$(0.03)	$(0.04)

Weighted average common shares outstanding	198,366,889	172,536,325	189,985,274	156,718,707	202,924,464

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception of
			Exploration stage
			(April 25, 2011)
	Six Months Ended		through
	June 30,		June 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(14,501,285)	$(4,821,166)	$(8,605,490)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	-	1,034	-
Amortization of intangible asset	-	11	-
Amortization of prepaid expenses	96,343	7,058	50,776
Amortization of debt issuance costs	3,126	2,605	1,563
Amortization of debt discount	438,811	98,542	149,957
Impaiment of mineral rights	500,000	-	500,000
Impairment loss	-	173,257	-
Derivative liability expense	-	3,260,076	-
Change in fair value of derivative liabilities	13,062,181	(2,399,047)	7,594,470
Stock based consulting	-	2,612,500	-
Stock based compensation expense	83,034	807,292	83,034
Gain from settlement of debt	(28,244)	-	-

(Increase) Decrease in:
Interest receivable	-	(2,157)	-
Prepaid expense	(87,505)	(188,200)	(13,305)
Deposits	-	(8,509)	-

Increase (Decrease) in:
Accounts payable and accrued expenses	149,926	82,319	103,104
Unearned revenue	-	565	-
Liabilities of discontinued operations	(15,000)	-	-
Net cash used in operating activities	(298,613)	(373,820)	(135,891)

Cash flows from investing activities:
Cash acquired in acquisition	-	9,518	-
Cash used in acquisition	-	(110,000)	-
Payment of leasehold improvement	-	(14,025)	-
Purchase of equipment	-	(23,451)	-
Investment in note receivable	-	(171,100)	-
Net cash used in investing activities	-	(309,058)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	550,000	-	550,000
Proceeds from exercise of stock warrants	125,000	-	-
Net proceeds from debentures	-	937,500	-
Net cash provided by financing activities	675,000	937,500	550,000

Net increase (decrease) in cash	376,387	254,622	414,109

Cash, beginning of period	94,053	-	56,331
Cash, end of period	$470,440	$254,622	$470,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of common stock in connection
with acquisition of business	$-	$800,000	$-
Contributed capital in connection with an extinguishment
of a convertible debenture	$95,000	$-	$31,666
Issuance of Common Stock for convertible debentures	$375,000	$-	$125,000
Issuance of Common Stock for accrued director's fees	$10,000	$-	$-
Reclassification of derivative liability to equity	$4,706,286	$-	$1,511,016

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

 The Company merged with a private Florida corporation known as World Energy Solutions, Inc. effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. (“A3D”) remained as the surviving entity as the legal acquirer, and the Company was the accounting acquirer.  On November 7, 2005, the Company changed its name to World Energy Solutions, Inc. (“WESI”). On November 7, 2005, WESI merged with Professional Technical Systems, Inc. (“PTS”).  WESI remained as the surviving entity as the legal acquirer, while PTS was the accounting acquirer. On February 26, 2009, the Company had changed its name to EClips Energy Technologies, Inc. On April 25, 2011, the Company changed its name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.”.

On March 16, 2010, the Company had filed a definitive information statement on Schedule 14C (the “Definitive Schedule 14C”) with the Securities and Exchange Commission notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into an Agreement and Plan of Merger (the “Merger Agreement”) with its then newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation (“EClips Media”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company had merged with and into EClips Media with EClips Media continuing as the surviving corporation on April 21, 2010. On the effective date of the Merger, (i) each issued and outstanding share of common stock of the Company was converted into two (2) shares of EClips Media common stock, (ii) each issued and outstanding share of Series D preferred stock of the Company was converted into two (2) shares of EClips Media Series A preferred stock and (iii) the outstanding shares of EClips Media Common Stock held by the Company were retired and cancelled and resuming the status of authorized and unissued EClips Media common stock. The outstanding 6% convertible debentures of the Company were assumed by EClips Media and converted into outstanding 6% convertible debentures of EClips Media. All options and rights to acquire the Company’s common stock, and all outstanding warrants or rights outstanding to purchase the Company’s common stock, were automatically converted into equivalent options, warrants and rights to purchase two (2) times the number of shares of EClips Media common stock at fifty (50%) percent of the exercise, conversion or strike price of such converted options, warrants and rights. Trading of the Company’s securities on a 2:1 basis commenced May 17, 2010 upon approval of the FINRA. All shares and per share values are retroactively stated at the effective date of merger.

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under the Agreement BIG is obligated to make payments for a total of $95,000 directly to certain holders of the Company’s outstanding convertible debentures in order to retire, or reduce, on a dollar for dollar basis, amounts due and payable by the Company to such holders. In connection with the foregoing, BIG entered into a six month promissory note for $95,000 with the Company’s debenture holders, payable in six equal monthly installments on the first day of each succeeding calendar month in the amount of $15,833 with the first payment due in January 2011. Between January 2011 and June 2011, BIG has paid approximately $95,000 in connection with the spinoff agreement and such amount reduced the principal balance of the outstanding convertible debentures (see Note 4).

Effective April 25, 2011, the Company changed its name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.”.  The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a newly-formed, wholly-owned subsidiary of the Company with and into the Company, with the Company as the surviving corporation in the merger. Following the subsidiary merger, the Company intends to focus its efforts on mining and resources, principally silver exploration and production. As a result of the Company's focus on mineral exploration, the Company is considered an exploration stage company.

EXPLORATION STAGE COMPANY

The Company has been in the exploration stage since April 25, 2011 and has not yet realized any revenues from its planned operations. The Company intends to focus on acquiring and exploring natural resource properties. Accordingly, the Company is an exploration stage company as defined in ASC 915 “Development Stage Entities”.

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

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services.  The carrying amounts of the major classes of these liabilities as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
	2011	2010
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(155,641)
Liabilities of discontinued operations	$112,397	$155,641

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2011, and the results of operations and cash flows for the six months ending June 30, 2011 have been included. The results of operations for the six months ending June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB Accounting Standards Codification

The issuance by the FASB of the Accounting Standards CodificationTM (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that GAAP is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the Securities and Exchange Commission or its staff. The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification’s structural organization.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. During the six months ended June 30, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to June 30, 2011:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2011	$3,102,896	$3,605,919
Extinguishment of derivative liability upon conversion of debt to equity	(3,721,920)	(990,215)
Change in fair value included in earnings	5,702,054	7,365,975
Balance at June 30, 2011	$5,083,030	$9,981,679

Total derivative liabilities at June 30, 2011 amounted to $15,064,709.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2011 and December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible debentures at June 30, 2011 and December 31, 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

Prepaid Expenses

Prepaid expenses of $76,704 and $85,542 at June 30, 2011 and December 31, 2010, respectively, include prepayments of insurance, public relation services and other administrative expenses which are being amortized over the terms of the agreements.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the six months ended June 30, 2011, the Company recorded impairment of mineral rights of $500,000. Management has performed an impairment analysis as of June 30, 2011 and determined such cost is not recoverable and exceeds fair value. In addition the Company has not identified proven and probable reserves in its mineral properties.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Acquisition and Exploration Costs

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the six months ended June 30, 2011, the Company incurred exploration cost of $61,620. As of June 30, 2011, the Company has yet to establish proven or probable reserves on any of its mineral properties.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated condensed financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At June 30, 2011, the Company has 36,000,000 outstanding warrants, 30,000,000 outstanding options and 19,200,000 shares equivalent issuable pursuant to embedded conversion features. The Company has 41,000,000 outstanding warrants and 41,000,000 shares equivalent issuable pursuant to embedded conversion features at June 30, 2010.

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2011, the Company had an accumulated deficit of approximately $50.6 million, and a working capital deficiency of $15,267,544.  For the six months ended June 30 2011, the Company incurred net losses of $14,501,285 and had negative cash flows from operations in the amount of $298,613. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

NOTE 3 – MINERAL CLAIMS

THE 76 PROPERTY

The 76 Property is located in Yavapai County, Arizona, 50 miles northwest of Pheonix, Arizona.  The property consists of 36 federal unpatented lode mining claims on Bureau of Land Management (“BLM”) land totaling 720 acres that the Company acquired pursuant to a quitclaim deed that was purchased from Can-Am Gold Corp. for $10.00 on April 26, 2011 (see Note 8).  To maintain the mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus an annual fee of $10 per claim per year to Yavapai County.  The Company is currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development. The 76 Property does not currently have any reserves.  All activities undertaken and currently proposed at the 76 Property are exploratory in nature.

THE COD PROPERTY

The COD Property is located in Mohave County, Arizona, 7 miles southwest of Chloride, Arizona.  The property consists of 14 federal unpatented lode mining claims on BLM land totaling 280 acres.  The Company filed the claims with the BLM on July 1, 2011.  To maintain the mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus an annual fee of $10 per claim per year to Mohave County.  The Company is currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development. The COD Property does not currently have any reserves.  All activities undertaken and currently proposed at the COD Property are exploratory in nature.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

In connection with the issuance of the 6% Senior Convertible Debentures, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $15,064,709 and $6,708,815 at June 30, 2011 and December 31, 2010, respectively. The loss resulting from the increase in fair value of this convertible instrument was $13,062,181 for the six months ended June 30, 2011. Derivative liability expense and the gain resulting from the decrease in fair value of this convertible instrument was $3,260,076 and $2,399,047 for the six months ended June 30, 2010. During the six months ended June 30, 2011, the Company reclassified $4,706,286 of the derivative liability to paid-in capital due to the payment of convertible debentures and the exercise of certain stock warrants in connection therewith.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2011

Expected volatility	207% - 255%
Expected term	0.60 - 4 Years
Risk-free interest rate	0.30% - 1.76%
Expected dividend yield	0%

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – CONVERTIBLE DEBENTURES (continued)

On February 4, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $200,000 of its 6% convertible debentures for an aggregate purchase price of $200,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.  In connection with the Agreement, the Investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $200,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. The Company paid a legal fee of $12,500 in connection with this debenture. Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. As of June 30 2011, amortization of debt issuance cost amounted to $3,126 and is included in interest expense. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – CONVERTIBLE DEBENTURES (continued)

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

In April 2011, a note holder (the “Assignor”) of the Company’s 6% convertible debentures entered into an Assignment agreement with two unrelated parties (the “Assignees”) whereby the Assignor assigned a total principal amount of $125,000 of the convertible debentures (the “Assigned Debenture”). The Assignees purchased the Assigned Debenture for $125,000. Contemporaneously with the closing of this agreement, the Assignees converted the Assigned Debenture into shares of the Company’s common stock. The Company issued 5,000,000 shares in connection with the conversion of the Assigned Debenture. The fair value of such shares issued amounted to $0.025 per share.

Between January 2011 and June 2011, BIG has paid approximately $95,000 in connection with the spinoff agreement entered into during fiscal 2010 and such amount reduced the principal balance of the outstanding convertible debentures held by the Company’s debenture holders and recognized capital contribution of $95,000 to additional paid in capital.

At June 30, 2011 and December 31, 2010, convertible debentures – current portion consisted of the following:

	June 30, 2011	December 31, 2010
Convertible debentures – current portion	$480,000	$—

Less: debt discount	(193,897)	—

Long-term convertible debentures – net	$286,103	$—

At June 30, 2011 and December 31, 2010, convertible debentures – long term portion consisted of the following:

	June 30, 2011	December 31, 2010
Convertible debentures – long term portion	$-	$950,000

Less: debt discount	-	(632,708)

Long-term convertible debentures – net	$-	$317,292

Total amortization of debt discounts for the convertible debentures amounted to $438,811 and $98,542 for the six months ended June 30, 2011 and 2010, respectively, and is included in interest expense. Accrued interest as of June 30, 2011 and December 31, 2010 amounted to $58,311 and $42,916 respectively.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 - STOCKHOLDERS’ DEFICIT

Capital Structure

On March 16, 2010, the Company had filed the Definitive Schedule 14C with the Securities and Exchange Commission notifying its stockholders that on March 2, 2010, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into the Merger Agreement with its then newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc., a Delaware corporation for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Merger Agreement, the Company had merged with and into EClips Media with EClips Media continuing as the surviving corporation on April 12, 2010.

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company had been converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company had been converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values were retroactively stated at the effective date of merger. Except as otherwise noted, amounts set forth as of June 30, 2011 reflects the effect of the merger.

The authorized capital of the Company consists of 750,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share of which 3,000,000 shares have been designated as series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into one share each of common stock, subject to equitable adjustments after such events as stock dividends, stock splits or fundamental corporate transactions. The holders of the Series A Preferred Stock are entitled to 250 votes for each share of Series A Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited.  In the event of a  liquidation, dissolution or winding up of the business, the holders of the Series A Preferred Stock would have preferential payment and distribution rights over the Company’s common stock and any other class or series of capital stock whose terms expressly provide that the holders of the Series A Preferred Stock should receive preferential payment with respect to such distribution.

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

In April 2011, a note holder (the “Assignor”) of the Company’s 6% convertible debentures entered into an Assignment agreement with two unrelated parties (the “Assignees”) whereby the Assignor assigned a total principal amount of $125,000 of the convertible debentures (the “Assigned Debenture”). The Assignees purchased the Assigned Debenture for $125,000. Contemporaneously with the closing of this agreement, the Assignees converted the Assigned Debenture into shares of the Company’s common stock. The Company issued 5,000,000 shares in connection with the conversion of the Assigned Debenture. The fair value of such shares issued amounted to $0.025 per share.

On May 2, 2011, the Board of Directors appointed Daniel Bleak as Chairman and Chief Executive Officer. On May 2, 2011 the Company issued to Daniel Bleak 10 million shares of the Company’s common stock and a five year option to purchase 30 million shares of Common Stock.   The option may be exercised for cash or shares of Common Stock at an exercise price of $0.05 per share.  The options vest and become exercisable in equal installments of the first three anniversaries of the effective date, provided Mr. Bleak continues to serve the Company as a director on such dates.  The option was issued in connection with the appointment of Mr. Bleak as the Chairman and Chief Executive of the Company and the transfer and conveyance of certain silver mining claims owned by Can-Am Gold Corp. whereby its President and sole director is Mr. Bleak.  The Company valued these common shares at the fair market value on the date of grant at $0.05 per share (based on the recent selling price of the Company’s common stock below) or $500,000. Accordingly, the Company recorded mineral cost of $500,000 in connection with the transfer and conveyance of certain silver mining claims to the Company.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

On May 23, 2011, the Company entered into subscription agreements with certain investors whereby it sold an aggregate of 11 million shares of the Company’s common stock at a purchase price of $0.05 per share or an aggregate purchase price of $550,000.  As set forth in the subscription agreements, the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission covering 50% of the shares of the Common Stock sold to each investor in this offering within 60 days (the “Filing Date”).  The Company has agreed to use its best efforts to cause the registration statement to be declared effective within 120 days (the “Effectiveness Deadline”). The Company has agreed to maintain the effectiveness of the registration statement from the effective date until the date all securities have been sold or are otherwise freely tradeable under the Securities Act of 1933, as amended.  If a registration statement is not filed on or prior to the Filing Date, or is not effective with the Securities and Exchange Commission on or prior to the Effectiveness Deadline, the Company will make payments to this investors of 1% of the investors’ investment for every thirty (30) day period up to a maximum of 5% following the Filing Date or the Effectiveness Deadline, as applicable.  Such payments shall be made to these investors in cash or shares of common stock, at the Company’s option.

Stock Options

On May 2, 2011, the Board of Directors appointed Daniel Bleak as Chairman and Chief Executive Officer. On May 2, 2011 the Company issued to Daniel Bleak a five year option to purchase 30 million shares of Common Stock.   The option may be exercised for cash or shares of Common Stock at an exercise price of $0.05 per share as defined in the option agreement.  The options vest and become exercisable in equal installments of the first three anniversaries of the effective date, provided Mr. Bleak continues to serve the Company as a director on such dates.  The option was issued in connection with the appointment of Mr. Bleak as the Chairman and Chief Executive of the Company and the transfer and conveyance of certain silver mining claims owned by Can-Am Gold Corp. whereby its President and sole director is Mr. Bleak. The 30 million options were valued on the grant date at $0.05 per option or a total of $1,494,596 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the recent selling price of the Company’s common stock), volatility of 259%, expected term of 5 years, and a risk free interest rate of 1.96%. For the six months ended June 30, 2011, the Company recorded stock-based compensation expense of $83,034.

A summary of the status of the Company's outstanding stock options as of June 30, 2011 and changes during the period then ended is as follows:

A summary of the stock options as of June 30, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of year	-	$-	-
Granted	30,000,000	0.05	5.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at the end of period	30,000,000	$0.05	4.83

Options exercisable at end of period	-	$-
Options expected to vest	-
Weighted average fair value of options granted during the period		$0.05

Stock options outstanding at June 30, 2011 as disclosed in the above table have approximately $6,900,000 intrinsic value at the end of the period.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of June 30, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	41,000,000	$0.025
Granted	-	-
Exercised	(5,000,000)	0.025
Balance at June 30, 2011	36,000,000	$0.025

Warrants exercisable at end of period	36,000,000	$0.025
Weighted average fair value of warrants granted during the period		$-

The following table summarizes the Company's stock warrants outstanding at June 30, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.025	36,000,000	3.81 Years	$0.025	36,000,000	$0.025
	36,000,000		$0.025	36,000,000	$0.025

NOTE 7 – COMMITMENTS

Settlement Agreement

In March 2011, the Company entered into a Settlement and Release Agreement (the “Agreement”) with an unrelated party whereby the Company settled the amounts due to the unrelated party for past legal services provided amounting to approximately $15,000 and certain lease payments in connection with the Company’s previous headquarters in Florida amounting to approximately $28,000 which amounts were included in the liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2010. Pursuant to this agreement, the Company paid $15,000 to release the Company from further obligation including the termination of the lease in Florida. Accordingly, the Company recorded a gain from settlement of debt of $28,244 during the six months ended June 30 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

On April 26, 2011, the Company purchased a quitclaim deed for the 76 Property from Can-Am Gold Corp. that conveyed to it all of Can-Am Gold Corp.’s rights, title and interest in 36 unpatented lode mining claims located in Yavapai County, Arizona.  The Company paid ten dollars ($10.00) as consideration for the quitclaim deed.  Mr. Bleak, the Company’s current Chief Executive Officer, Chairman and Chief Financial Officer, is the president and sole director of Can-Am Gold Corp.

On May 1, 2011, the Company entered into a month to month lease agreement for warehouse space in Apache Junction, Arizona with Pinal Realty Investments, Inc., pursuant to which the Company agreed to pay an aggregate of $1,000 per month in rent and management fees.  Mr. Bleak and his son each own 31% of Pinal Realty Investments, Inc.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

On June 1, 2011, the Company entered into a services and employee leasing agreement with MJI Resource Management Corp. pursuant to which the Company agreed to pay MJI Resource Management Corp. $15,000 a month and MJI Resource Management Corp. agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  This agreement may be terminated at any time by either party. Mr. Eckersley, one of the Company’s directors, is the President of MJI Resource Management Group.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2011 the Company filed 14 federal unpatented lode mining claims on BLM land totaling 280 acres on the COD Property in Mohave County, Arizona, 7 miles southwest of Chloride, Arizona.  To maintain the mining claims in good standing, the Company must make annual maintenance fee payments of $140 per claim to the BLM in lieu of annual assessment work.  The Company must also pay an annual fee of $10 per claim to Mohave County.  The Company is currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development. The COD Property does not currently have any reserves.  All activities undertaken and currently proposed at the COD Property are exploratory in nature.

In July 2011, the Company has filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a public offering of shares of the Company’s common stock.

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

Upon the appointment of Daniel Bleak as our Chief Executive Officer and Chairman on May 2, 2011, we focused our business efforts on the acquisition and exploration of properties that may contain mineral resources, principally silver.  Our target properties are those that have been the subject of historical exploration or previous production.  We have filed federal unpatented lode mining claims in Arizona for the purpose of exploration and potential development of silver on a total of approximately 1,000 acres.  We plan to review opportunities to acquire additional mineral properties with current or historic silver mineralization with meaningful exploration potential. As a result of our focus on mineral exploration, we are considered an exploration stage company.

Our properties do not have any reserves.  We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain concentrations of silver that are prospective for mining.

Recent Events

On June 21, 2010, through our wholly-owned subsidiary SD Acquisition Corp, we acquired all of the business and assets of Brand Interaction Group, LLC. Brand Interaction Group, LLC owned and operated Superdraft, a sports entertainment and media business focused on promotion of fantasy league events through live and online events.  In connection with the acquisition, Eric Simon, the control person of Brand Interaction Group, LLC, was appointed as our Chief Executive Officer and was issued 10,000,000 shares of our common stock.  We also issued Brand Interaction Group, LLC 20,000,000 shares of our common stock and assumed certain debt that it had previously issued to several of its creditors.

In the fall of 2010, we decided to discontinue the operations of SD Acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.  Mr. Simon resigned as our Chief Executive Officer on November 15, 2010 and on December 7, 2010, we entered into a spinoff agreement with Brand Interaction Group, LLC, Mr. Simon, SD Acquisition Corp. and certain holders of our outstanding convertible debentures pursuant to which we agreed to spinoff SD Acquisition Corp. to Brand Interaction Group, LLC and Mr. Simon and cancel the 30,000,000 shares of common stock previously issued to Brand Interaction Group, LLC and Mr. Simon.   Upon the execution of the spinoff, we were released from any obligations and agreements incurred by Mr. Simon on behalf of SD Acquisition Corp.  As set forth in the spinoff agreement, Brand Interaction Group, LLC is obligated to make direct payments of an aggregate of $95,000 to certain holders of our convertible debentures in order to retire or reduce, on a dollar for dollar basis, amounts due and payable by us to such holders. In connection with the foregoing, Brand Interaction Group, LLC issued a $95,000 promissory note to these holders.  The note is payable in six equal monthly installments of $15,833, with the first payment due on January 21, 2011.  Between January 2011 and June 2011, Brand Interaction Group, LLC paid the holders approximately $95,000 and such amount reduced the principal balance of our convertible debentures issued to these holders.

Effective April 25, 2011, we changed our name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.”  Effective April 27, 2011, our common stock began trading under a new symbol, “SILV”, on the OTC Bulletin Board.  Until such date, our common stock traded under the symbol “EEMT”.   On April 26, 2011, the Can-Am Gold Corp. delivered a quitclaim deed that conveyed to us all of its rights, title and interest in 36 unpatented lode mining claims located in Yavapai County, Arizona.  We paid Can-Am Gold Corp. ten dollars ($10.00) as consideration for the quitclaim deed.  On May 2, 2011, our Board of Directors appointed Daniel Bleak, Can-Am Gold Corp.'s President and sole director, as Chairman and Chief Executive Officer.  Upon the effectiveness of Mr. Bleak’s appointment, we commenced focusing our business efforts on mining and resources, principally silver exploration and production.

On May 23, 2011, we entered into subscription agreements with certain investors whereby we sold an aggregate of 11,000,000 shares of our common stock at a purchase price of $0.05 per share and an aggregate purchase price of $550,000.  As set forth in the subscription agreements, we agreed to file a “resale” registration statement with the Securities and Exchange Commission covering 50% of the shares of the common stock sold to each investor in the offering within 60 days of the closing of the offering.  We agreed to use our best efforts to cause the registration statement to be declared effective within 120 days.

For the six months ended June 30, 2011, we had a net loss of $14,501,285, net loss of $8,605,490 from inception of exploration stage (April 25, 2011) through June 30, 2011, and $298,613 of net cash used in operations during the six months ended June 30, 2011. At June 30, 2011 we had a working capital deficiency of $15,267,544. Additionally, at June 30, 2011, we had an accumulated deficit of approximately $50.6 million and stockholder’s deficit of $15,267,544. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated condensed financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

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

Derivative Liabilities

In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40,   “Derivatives and Hedging – Contracts in an Entity’s Own Stock” (“ASC 815-40”). The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. Instruments with down-round protection are not considered indexed to a company's own stock under ASC 815-40, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. ASC 815-40 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which it is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06”) an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU 2010-06 is effective for us for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the results of operations and financial condition.

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

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”).   ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim and annual periods beginning after December 15, 2010.  We anticipate that adoption of these additional disclosures will not have a material effect on our financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Net Revenues.  We have not generated revenues during the three and six months ended June 30, 2011 and 2010.

Operating Expenses.   Total operating expenses for the six months ended June 30, 2011 were $1,010,169, a decrease of $2,831,503, or approximately 74%, from total operating expenses for the six months ended June 30, 2010 of $3,841,672. Total operating expenses for the three months ended June 30, 2011 were $866,517, a decrease of $1,831,173, or approximately 68%, from total operating expenses for the six months ended June 30, 2010 of $2,697,690. This decrease is primarily attributable to:

Payroll and stock based compensation expenses were $115,033 and $867,292 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $752,259 or 87%.  Payroll and stock based compensation expenses were $106,033 and $508,798 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $402,765 or 79%.  The decrease was primarily attributable to the issuance of 10,000,000 shares of common stock to our former Chief Executive Officer and Chairman pursuant to a consulting agreement in February 2010 and another 10,000,000 shares of common stock to our former Chief Executive Officer pursuant to an employment agreement dated on June 21, 2010  during the prior period 2010. We did not have a comparable expense during the six months ended June 30, 2011.

Exploration costs were $61,620 and $0 for both the three and six months ended June 30, 2011 and 2010, respectively, an increase of $61,620.  Exploration cost includes costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. We did not have a comparable expense during the three and six months ended June 30, 2010.

Professional and consulting expenses were $264,094 and $2,698,986 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $2,434,892 or 90%. Professional and consulting expenses were $145,279 and $1,932,300 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $1,787,021 or 92%.  Professional expenses were incurred for our audits and public filing requirements.  The decrease during the six months ended June 30, 2010 was primarily attributable to the issuance of our common stock to four consultants for services rendered amounting to $2,610,000. The decrease during the three months ended June 30, 2010 was primarily attributable to the issuance of our common stock to two consultants for services rendered amounting to $1,920,000 offset by increase in professional fees of $75,767. We did not have a comparable expense during the six months ended June 30, 2011.

Impairment of mineral rights was $500,000 and $0 for both the three and six months ended June 30, 2011 and 2010, respectively, an increase of $500,000.  We recognized an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the three and six months ended June 30, 2011, we recorded impairment of mineral rights of $500,000. Management has performed an impairment analysis as of June 30, 2011 and determined such cost is not recoverable and exceeds fair value. In addition we have not identified proven and probable reserves in our mineral properties.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $69,422 for the six months ended June 30, 2011, as compared to $275,394 for the six months ended June 30, 2010, a decrease of  $205,972 or 75%. General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $53,585 for the three months ended June 30, 2011, as compared to $256,592 for the three months ended June 30, 2010, a decrease of  $203,007 or 79%. General and administrative expenses decreased as a result of cost cutting measures. We expect general and administrative expenses to increase for the remainder of our current fiscal year due to an increase in operations and the expected overall growth in our business as we focus our business efforts on the acquisition and exploration of properties that may contain mineral resources.

Total Other Expense. Our total other expenses during the three and six months ended June 30, 2011 primarily included expenses associated with derivative liabilities and interest expense.

 Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability of $15,064,709 in connection with the issuance of convertible debentures and warrants at June 30, 2011. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an (increase) decrease of $(13,062,181) and $2,399,047 during the six months ended June 30, 2011 and 2010, respectively. The variation in fair value of the derivative liabilities between measurement dates amounted to an (increase) decrease of $(7,594,470) and $2,018,205 during the three months ended June 30, 2011 and 2010, respectively. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income. We also recognized derivative liability expense of $3,260,076 during the six months ended June 30, 2010 upon issuance of the convertible debentures and warrants in fiscal 2010.

The adoption of ASC 815-40’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions).  Warrants with such provisions will no longer be recorded in equity. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC 815-40, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. In connection with the issuance of our 6% convertible debentures beginning on December 17, 2009, we have determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by us until the 18 month anniversary of such convertible debenture.

So long as convertible instruments and warrants with down-round provisions that protect holders from declines in the stock price remain outstanding, we will recognize other income or expense in future periods based upon the fluctuation of the market price of our common stock.  This non-cash income or expense is reasonably anticipated to materially affect our net loss in future periods.  We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date.  In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods.  Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The increase in interest expense when compared to the same period in 2010 is primarily attributable to the amortization of the debt discount amounting to approximately $149,957 and $438,811 during the three and six months ended June 30, 2011, respectively, associated with the 6% convertible debenture as compared to $72,500 and $98,542 during the three and six months ended June 30, 2010, respectively. We did not have a comparable amortization of debt discount as most of the convertible promissory notes were issued between April 2010 and June 2010.

Loss from Operations

We recorded loss from operations of $866,517 for the three months ended June 30, 2011 as compared to $2,697,690 for the three months ended June 30, 2010. We recorded loss from operations of $1,010,169 for the six months ended June 30, 2011 as compared to $3,841,672 for the six months ended June 30, 2010.

Net Loss

We recorded net loss of $8,621,335 for the three months ended June 30, 2011 as compared to $3,070,917 for the three months ended June 30, 2010. We recorded net loss of $14,501,285 for the six months ended June 30, 2011 as compared to $4,821,166 for the six months ended June 30, 2010. As a result of the factors described above, our net loss per share (basic and diluted) for the three and six months ended June 30, 2011 was $0.04 and $.08 per share, respectively as compared to $0.02 and $0.03 per share during the same period in 2010, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2011, we had a cash balance of $470,440. Our working capital deficit is $15,267,544 at June 30, 2011. We reported a net loss of $8,621,335 and $14,501,285 during the three and six months ended June 30, 2011, respectively.  We do not anticipate we will be profitable in fiscal 2011.

We reported a net increase in cash for the six months ended June 30, 2011 of $376,387. While we currently have no material commitments for capital expenditures, at June 30, 2011 we owed $480,000 under various convertible debentures.  During the six months ended June 30, 2011, we have raised net proceeds of $550,000 and $125,000 from sale of our stocks and exercise of stock warrants, respectively. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2011 amounted to $298,613 and were primarily attributable to our net losses of $14,501,285, offset by amortization of debt discount and debt issuance costs of $441,937, change in fair value of derivative liabilities of $13,062,181, amortization of prepaid expenses of $96,343, stock based compensation of $83,034, impairment of mineral rights of $500,000, total changes in assets and liabilities of $47,421 and add back gain from settlement of debt of $28,244. Net cash flows used in operating activities for the six months ended June 30, 2010 amounted to $373,820 and was primarily attributable to our net losses of $4,821,166, offset by amortization of debt discount and debt issuance costs of $101,147, stock based expenses of $3,419,792, derivative liability expense of $3,260,076, change in fair value of derivative liabilities of ($2,399,047), depreciation and amortization of $8,103 and add back total changes in assets and liabilities of $115,982.

Investing Activities

Net cash flows used in investing activities were $0 for the six months ended June 30, 2011. Net cash flows used in investing activities was $309,058 for the six months ended June 30, 2010. We paid leasehold improvement of $14,025, purchase of equipment of $23,451, cash used in acquisition (net of cash acquired) of $100,482 and invested $171,100 on a 6% demand promissory note receivable.

Financing Activities

Net cash flows provided by financing activities were $675,000 for the six months ended June 30, 2011. We received net proceeds from exercise of stock warrants of $125,000 and sale of our stocks of $550,000. Net cash flows provided by financing activities was $937,500 for the six months ended June 30, 2010. We received net proceeds from convertible debentures of $950,000 offset by debt issuance cost of $12,500.

Debenture Financing

Between December 2009 and June 2010 we entered into various securities purchase agreements with accredited investors pursuant to which we agreed to issue an aggregate of $1,025,000 of our 6% convertible debentures for an aggregate purchase price of $1,025,000. The debentures bear interest at 6% per annum and mature two years from the dates of issuance. The debentures are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to the lesser of (i) $0.025 per share or (ii) until the 18 month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of our equity and/or convertible debt securities paid by investors after the date of the debenture.  In connection with the agreements, the investors received an aggregate of 41,000,000 warrants to purchase shares of our common stock. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025, subject to adjustment in certain circumstances. Warrant holders may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price. At June 30, 2011, we owed $480,000 under these convertible debentures.

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

The following tables summarize our contractual obligations as of June 30, 2011.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:

Convertible debenture – long term	$480,000	$480,000	$—	$—	$—
Total Contractual Obligations:	$480,000	$480,000	$—	$—	$—

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

With respect to the quarterly period ending June 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2011 due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors were not in our Annual Report on Form 10-K and are relevant to our business, organization and common stock:

WE ARE AN EXPLORATION STAGE COMPANY AND HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

Our evaluations of the 36 federal unpatented lode mining claims located in Yavapai County, Arizona and of the 14 federal unpatented lode mining claims located in Mohave County, Arizona are primarily a result of historical exploration data.  Although we have made field observations, our exploration program is just getting under way.  Accordingly, we are not yet in a position to evaluate the likelihood that our business will be successful.  We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE WE HAVE NOT SURVEYED OUR MINING CLAIMS, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIMS BOUNDARIES.

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

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO OBTAIN FINANCING TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions.   These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and an investor may lose any investment he makes in our shares.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION WHICH INCLUDES A STATEMENT DESCRIBING A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

As described in Note 2 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

Laws and regulations govern the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. In many cases, licenses and permits are required to conduct mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a substantial adverse impact on us. Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, we may be required to stop exploration activities, once started, until a particular problem is remedied or to undertake other remedial actions.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY SILVER WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES.

Our continued success will be dependent on the growth of demand for silver. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

THE GLOBAL ECONOMIC CRISIS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND CAPITAL RESOURCES.

The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. In addition, the tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new debt or obtain funding through the issuance of our securities.

OUR BUSINESS MAY REQUIRE ADDITIONAL CAPITAL FOR CONTINUED GROWTH, AND OUR GROWTH MAY BE SLOWED IF WE DO NOT HAVE SUFFICIENT CAPITAL.

The continued growth and operation of our business may require additional funding for working capital.  We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price at the time of such issuance. Similarly, we may seek debt financing and may be forced to incur significant interest expense. If we cannot secure sufficient funding, we may be forced to forego strategic opportunities or delay, scale back or eliminate operations, acquisitions, and other investments.

Our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

OUR INABILITY TO USE SHARES OF OUR COMMON STOCK TO FINANCE FUTURE ACQUISITIONS COULD IMPAIR THE GROWTH AND EXPANSION OF OUR BUSINESS.

The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on (i) the market value of our securities which will vary, (ii) liquidity, which is presently limited, and (iii) the willingness of potential sellers to accept shares of our common stock as full or partial payment for their business. Using shares of our common stock for this purpose may result in significant dilution to existing stockholders. To the extent that we are unable to use common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or equity financings. We may not be able to obtain the necessary capital to finance any acquisitions. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion or redirect resources committed to internal purposes. Our failure to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

Risks Relating to Our Organization

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS CAN BE EXPENSIVE AND MAY DIVERT RESOURCES FROM OTHER PROJECTS, THUS IMPAIRING OUR ABILITY GROW.

We are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were a privately owned company.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the Securities and Exchange Commission current and interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the OTC Bulletin Board  or to list on any national securities exchange.

OUR CERTIFICATE OF INCORPORATION ALLOWS FOR OUR BOARD TO CREATE NEW SERIES OF PREFERRED STOCK WITHOUT FURTHER APPROVAL BY OUR STOCKHOLDERS WHICH COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to such holders (i) the preferred right to our assets upon liquidation, (ii) the right to receive dividend payments before dividends are distributed to the holders of common stock and (iii) the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.   Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified significant deficiency related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2011 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

OUR MANAGEMENT’S AND BOARD OF DIRECTORS’ RELATIVE LACK OF PUBLIC COMPANY EXPERIENCE COULD PUT US AT GREATER RISK OF INCURRING FINES OR REGULATORY ACTIONS FOR FAILURE TO COMPLY WITH FEDERAL SECURITIES LAWS AND COULD PUT US AT A COMPETITIVE DISADVANTAGE.

Daniel Bleak, our Chief Executive Officer, Chairman and Chief Financial Officer, and John Eckersley, a director, each have less than one year of experience managing and operating a public company and Joseph Wilkins, Jr., our other director, has no prior experience managing and operating a public company. As our management and board of directors have minimal public company experience, we may have to spend more time and money to comply with legally mandated corporate governance policies than our competitors whose management teams and boards have more public company experience. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, prospects, results of operations and financial condition.

Risks Relating to Our Common Stock

WE MAY FAIL TO QUALIFY FOR CONTINUED LISTING ON THE OTC BULLETIN BOARD WHICH COULD MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

Our common stock is listed on the OTC Bulletin Board. There can be no assurance that trading of our common stock on such market will be sustained or that we can meet OTC Bulletin Board’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the “pink sheets.” Under such circumstances, shareholders may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND PRICE FLUCTUATIONS WHICH COULD ADVERSELY IMPACT THE VALUE OF OUR COMMON STOCK.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE HAVE NOT PAID CASH DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FUTURE. ANY RETURN ON AN INVESTMENT IN OUR COMMON STOCK MAY BE LIMITED TO THE VALUE OF THE COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition, and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a shareholder’s investment will only occur if our stock price appreciates.

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares covered by a registration statement, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise or conversion of outstanding options, warrants or convertible debentures, a circumstance commonly referred to as an “overhang” could occur and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

INVESTOR RELATIONS ACTIVITIES, NOMINAL “FLOAT” AND SUPPLY AND DEMAND FACTORS MAY AFFECT THE PRICE OF OUR STOCK.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.   In addition, our investors may be willing, from time to time, to encourage investor awareness through similar activities.  Investor awareness activities may also be suspended or discontinued which may impact the trading market our common stock.

The Securities and Exchange Commission and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We, and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.  Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  Since a small percentage of our outstanding common stock will initially be available for trading, held by a small number of individuals or entities, the supply of our common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

EXERCISE OF OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES MAY HAVE A DILUTIVE EFFECT ON OUR COMMON STOCK.

If the price per share of our common stock at the time of exercise of any options, warrants, convertible debentures or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock.  As of August 15, 2011, we had (i) outstanding options to purchase 30,000,000 shares of our common stock at an exercise price of $0.05 per share, (ii) outstanding convertible debentures that are convertible into 19,200,000 shares of our common stock at $0.025 per share and outstanding warrants to purchase 36,000,000 shares of our common stock at $0.025 per share and (iii). Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and result in additional dilution of the existing ownership interests of our common stockholders.

OUR COMMON STOCK MAY BE DEEMED A “PENNY STOCK,” WHICH WOULD MAKE IT MORE DIFFICULT FOR OUR INVESTORS TO SELL THEIR SHARES.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2011, we issued 5,000,000 shares of common stock pursuant to the conversion of $125,000 of our outstanding convertible debentures.  The conversion price of the debentures was $0.025 per share.  The debentures were issued in February, March and April 2010 pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act.

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

SILVER HORN MINING LTD.

Date: August 15, 2011	By:	/s/	Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial and accounting officer)