Form 10-Q/A
period 2011-06-30
SILVER HORN MINING LTD.
filed 2011-08-31
CIK 1058307

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  211,833,555 shares of common stock are issued and outstanding as of August 15, 2011.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	Instance Document**
101.def	XBRL Taxonomy Extension Definition Linkbase Document**
101.sch	XBRL Taxonomy Extension Schema Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Previously filed.
**	Furnished, not filed, herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER HORN MINING LTD.

Date: August 31, 2011	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer
(principal executive officer, principal financial and accounting officer)