Form 10-Q
period 2011-09-30
SILVER HORN MINING LTD.
filed 2011-11-14
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-25097

Silver Horn Mining Ltd.
(Exact name of registrant as specified in its charter)

Delaware	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

3346 W. Guadalupe Rd., Apache Junction, Arizona 85120
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  211,833,555 shares of common stock are issued and outstanding as of November 11, 2011.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
September 30, 2011

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Silver Horn,” “Eclips,” “we,” “us,” “our” and similar terms refer to Silver Horn Mining Ltd., a Delaware corporation, and subsidiaries.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$196,292	$94,053
Prepaid expenses	54,069	85,542
Debt issuance cost - current portion	2,080	6,249

Total Current Assets	252,441	185,844

Debt issuance cost - long term portion	-	520

Total Assets	$252,441	$186,364

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$485,069	$215,195
Convertible debentures, net of debt discount	346,596	-
Derivative liabilities	6,923,676	6,708,815
Liabilities of discontinued operations	112,397	155,641

Total Current Liabilities	7,867,738	7,079,651

LONG-TERM LIABILITIES:
Convertible debentures, net of debt discount	-	317,292

Total Liabilities	7,867,738	7,396,943

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
and outstanding, respectively
Common stock; $.0001 par value; 750,000,000 shares
authorized; 211,833,555 and 170,613,692 shares issued
and outstanding, respectively	21,183	17,061
Additional paid-in capital	39,123,893	28,831,876
Accumulated deficit	(46,760,673)	(36,059,816)

Total Stockholders' Deficit	(7,615,297)	(7,210,579)

Total Liabilities and Stockholders' Deficit	$252,441	$186,364

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					Inception of
					Exploration stage
					(April 25, 2011)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-	$-

Operating expenses:
Payroll expense and stock based compensation	206,676	101,875	321,709	969,167	304,709
Exploration cost	63,292	-	124,912	-	124,912
Impaiment of mineral rights	-	-	500,000	-	500,000
Professional and consulting	131,155	74,912	395,249	2,808,623	284,752
General and administrative expenses	142,897	37,468	212,319	278,137	188,660

Total operating expenses	544,020	214,255	1,554,189	4,055,927	1,403,033

Loss from operations	(544,020)	(214,255)	(1,554,189)	(4,055,927)	(1,403,033)

Other income (expense)
Gain from settlement of debt	-	-	28,244	-	-
Interest income (expense), net	(69,315)	(145,286)	(526,494)	(256,817)	(229,663)
Derivative liability expense	-	-	-	(3,260,076)	-
Change in fair value of derivative liabilities	4,413,763	(366,480)	(8,648,418)	2,032,567	(3,180,707)

Total other income (expense)	4,344,448	(511,766)	(9,146,668)	(1,484,326)	(3,410,370)

Income (loss) before provision for income taxes	3,800,428	(726,021)	(10,700,857)	(5,540,253)	(4,813,403)

Provision for income taxes	-	-	-	-	-

Income (loss) from continuing operations	3,800,428	(726,021)	(10,700,857)	(5,540,253)	(4,813,403)

Income (loss) from discontinued operations, net of tax	-	(1,421,064)	-	(1,427,998)	-

Net income (loss)	$3,800,428	$(2,147,085)	$(10,700,857)	$(6,968,251)	$(4,813,403)

Income (loss) per common share, basic and diluted:
Income (loss) from continuing operations	$0.02	$-	$(0.05)	$(0.03)	$(0.02)
Income (loss) from discontinued operations	$-	$(0.01)	$-	$(0.01)	$-

	$0.02	$(0.01)	$(0.05)	$(0.04)	$(0.02)

Weighted average common shares outstanding	211,833,555	204,825,336	197,348,065	172,920,939	208,112,036

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception of
			Exploration stage
			(April 25, 2011)
	Nine Months Ended		through
	September 30,		September 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(10,700,857)	$(6,968,251)	$(4,813,403)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	-	3,254	-
Amortization of intangible asset	-	233	-
Amortization of prepaid expenses	118,978	13,108	73,411
Amortization of debt issuance costs	4,689	4,168	3,126
Amortization of debt discount	499,304	226,667	210,450
Impaiment of mineral rights	500,000	-	500,000
Impairment loss	-	1,216,295	-
Derivative liability expense	-	3,260,076	-
Change in fair value of derivative liabilities	8,648,418	(2,032,567)	3,180,707
Stock based consulting	-	2,650,000	-
Stock based compensation expense	207,584	879,167	207,584
Contributed services	-	10,000
Gain from settlement of debt	(28,244)	-	-

(Increase) Decrease in:
Interest receivable	-	(2,157)	-
Prepaid expense	(87,505)	(192,200)	(13,305)
Deposits	-	(8,509)	-
Assets of discontinued operations	-	(89,086)	-

Increase (Decrease) in:
Accounts payable and accrued expenses	279,872	(31,531)	241,391
Liabilities of discontinued operations	(15,000)	382,179	-
Net cash used in operating activities	(572,761)	(679,154)	(410,039)

Cash flows from investing activities:
Cash acquired in acquisition	-	5,057	-
Cash used in acquisition	-	(110,000)	-
Payment of leasehold improvement	-	(14,025)	-
Purchase of equipment	-	(23,451)	-
Investment in note receivable	-	(171,100)	-
Net cash used in investing activities	-	(313,519)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	550,000	75,000	550,000
Proceeds from exercise of stock warrants	125,000	-	-
Net proceeds from debentures	-	937,500	-
Net cash provided by financing activities	675,000	1,012,500	550,000

Net increase (decrease) in cash	102,239	19,827	139,961

Cash, beginning of period	94,053	-	56,331
Cash, end of period	$196,292	$19,827	$196,292

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of common stock in connection
with acquisition of business	$-	$800,000	$-
Contributed capital in connection with an extinguishment
of a convertible debenture	$95,000	$-	$31,666
Issuance of Common Stock for convertible debentures	$375,000	$-	$125,000
Issuance of Common Stock for accrued director's fees	$10,000	$-	$-
Reclassification of derivative liability to equity	$8,433,555	$-	$5,238,285

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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
September 30, 2011

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

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services.  The carrying amounts of the major classes of these liabilities as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(155,641)
Liabilities of discontinued operations	$112,397	$155,641

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2011, and the results of operations and cash flows for the nine months ending September 30, 2011 have been included. The results of operations for the nine months ending September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. During the nine months ended September 30, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

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
September 30, 2011

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to September 30, 2011:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2011	$3,102,896	$3,605,919
Extinguishment of derivative liability upon conversion of debt to equity	(4,845,337)	(3,594,067)
Change in fair value included in earnings	4,134,371	4,519,894
Balance at September 30, 2011	$2,391,930	$4,531,746

Total derivative liabilities at September 30, 2011 amounted to $6,923,676.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2011 and December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible debentures at September 30, 2011 and December 31, 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

Prepaid Expenses

Prepaid expenses of $54,069 and $85,542 at September 30, 2011 and December 31, 2010, respectively, include prepayments of insurance, public relation services and other administrative expenses which are being amortized over the terms of the agreements.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended September 30, 2011, the Company recorded impairment of mineral rights of $500,000. Management has performed an impairment analysis as of September 30, 2011 and determined such cost is not recoverable and exceeds fair value. In addition the Company has not identified proven and probable reserves in its mineral properties.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Acquisition and Exploration Costs

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended September 30, 2011, the Company incurred exploration cost of $124,912. As of September 30, 2011, the Company has yet to establish proven or probable reserves on any of its mineral properties.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At September 30, 2011, the Company has 36,000,000 outstanding warrants, 30,000,000 outstanding options and 19,200,000 shares equivalent issuable pursuant to embedded conversion features. The Company has 41,000,000 outstanding warrants and 41,000,000 shares equivalent issuable pursuant to embedded conversion features at September 30, 2010.

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
September 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

 In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its condensed consolidated financial statements.

 Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2011, the Company had an accumulated deficit of approximately $46.8 million, and a working capital deficiency of $7,615,297.  For the nine months ended September 30, 2011, the Company incurred net losses of $10,700,857 and had negative cash flows from operations in the amount of $572,761. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

THE COD PROPERTY

The COD Property is located in Mohave County, Arizona, 7 miles southwest of Chloride, Arizona.  The property consists of 14 federal unpatented lode mining claims on BLM land totaling 280 acres.  The Company filed the claims with the BLM on July 1, 2011.  To maintain the mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus an annual fee of $10 per claim per year to Mohave County.  The Company is currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development. The COD Property does not currently have any reserves.  All activities undertaken and currently proposed at the COD Property are exploratory in nature. On September 18, 2011, the Company received a notice from a third party claiming that, of the Company’s 14 mining claims on the COD Property in Mohave County, Arizona, 9 are situated overlapping this third party’s 7 claims that allegedly predate the Company’s claims, and requesting that the Company cease and desist from sampling or removing any ores from these properties.  The Company believes that the third party’s demands are without merit.  On October 3, 2011 the Company requested that the third party disclaim any interest in its alleged claims by executing and delivering to the Company a quitclaim deed with respect to the third party’s 7 claims.  If the third party fails to execute and deliver the quitclaim deed by October 25, 2011, the Company may pursue any and all available legal actions and remedies. On October 25, 2011, the third party failed to execute and deliver the quitclaim deed and the Company may pursue any and all legal actions and remedies regarding this matter.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – CONVERTIBLE DEBENTURES

In connection with the issuance of the 6% Senior Convertible Debentures, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $6,923,676 and $6,708,815 at September 30, 2011 and December 31, 2010, respectively. The loss resulting from the increase in fair value of this convertible instrument was $8,648,418 for the nine months ended September 30, 2011. Derivative liability expense and the gain resulting from the decrease in fair value of this convertible instrument was $3,260,076 and $2,032,567 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Company reclassified $8,433,555 of the derivative liability to paid-in capital due to the payment of convertible debentures, the exercise of certain stock warrants in connection therewith and the termination of the down-round provision for convertible debentures and warrants after 18 months from such issuance.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2011

Expected volatility	207% - 255%
Expected term	0.35 - 4 Years
Risk-free interest rate	0.02% - 1.76%
Expected dividend yield	0%

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

On February 4, 2010 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $200,000 of its 6% convertible debentures for an aggregate purchase price of $200,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.  In connection with the Agreement, the Investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $200,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. The Company paid a legal fee of $12,500 in connection with this debenture. Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. As of September 30, 2011, amortization of debt issuance cost amounted to $4,689 and is included in interest expense. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – CONVERTIBLE DEBENTURES (continued)

At September 30, 2011 and December 31, 2010, convertible debentures – current portion consisted of the following:

	September 30, 2011	December 31, 2010
Convertible debentures – current portion	$480,000	$—

Less: debt discount	(133,404)	—

Long-term convertible debentures – net	$346,596	$—

At September 30, 2011 and December 31, 2010, convertible debentures – long term portion consisted of the following:

	September 30, 2011	December 31, 2010
Convertible debentures – long term portion	$-	$950,000

Less: debt discount	-	(632,708)

Long-term convertible debentures – net	$-	$317,292

Total amortization of debt discounts for the convertible debentures amounted to $499,304 and $226,667 for the nine months ended September 30, 2011 and 2010, respectively, and is included in interest expense. Accrued interest as of September 30, 2011 and December 31, 2010 amounted to $65,570 and $42,916 respectively.

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

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company had been converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company had been converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values were retroactively stated at the effective date of merger. Except as otherwise noted, amounts set forth as of September 30, 2011 reflects the effect of the merger.

The authorized capital of the Company consists of 750,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share of which 3,000,000 shares have been designated as series A Preferred Stock.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

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

On May 23, 2011, the Company entered into subscription agreements with certain investors whereby it sold an aggregate of 11 million shares of the Company’s common stock at a purchase price of $0.05 per share or an aggregate purchase price of $550,000.  As set forth in the subscription agreements, the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering 50% of the shares of the Common Stock sold to each investor in this offering within 60 days (the “Filing Date”).  The Company has agreed to use its best efforts to cause the registration statement to be declared effective within 120 days (the “Effectiveness Deadline”). The Company has agreed to maintain the effectiveness of the registration statement from the effective date until the date all securities have been sold or are otherwise freely tradeable under the Securities Act of 1933, as amended (the “Securities Act”).  If a registration statement is not filed on or prior to the Filing Date, or is not effective with the SEC on or prior to the Effectiveness Deadline, the Company will make payments to this investors of 1% of the investors’ investment for every thirty (30) day period up to a maximum of 5% following the Filing Date or the Effectiveness Deadline, as applicable.  Such payments shall be made to these investors in cash or shares of common stock, at the Company’s option.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

Stock Options

On May 2, 2011, the Board of Directors appointed Daniel Bleak as Chairman and Chief Executive Officer. On May 2, 2011 the Company issued to Daniel Bleak a five year option to purchase 30 million shares of Common Stock.   The option may be exercised for cash or shares of Common Stock at an exercise price of $0.05 per share as defined in the option agreement.  The options vest and become exercisable in equal installments of the first three anniversaries of the effective date, provided Mr. Bleak continues to serve the Company as a director on such dates.  The option was issued in connection with the appointment of Mr. Bleak as the Chairman and Chief Executive of the Company and the transfer and conveyance of certain silver mining claims owned by Can-Am Gold Corp. whereby its President and sole director is Mr. Bleak. The 30 million options were valued on the grant date at $0.05 per option or a total of $1,494,596 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the recent selling price of the Company’s common stock), volatility of 259%, expected term of 5 years, and a risk free interest rate of 1.96%. For the nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $207,584.

A summary of the status of the Company's outstanding stock options as of September 30, 2011 and changes during the period then ended is as follows:

A summary of the stock options as of September 30, 2011 and changes during the period are presented below:

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

Stock options outstanding at September 30, 2011 as disclosed in the above table have approximately $4,500,000 intrinsic value at the end of the period.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of September 30, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	41,000,000	$0.025
Granted	-	-
Exercised	(5,000,000)	0.025
Balance at September 30, 2011	36,000,000	$0.025

Warrants exercisable at end of period	36,000,000	$0.025
Weighted average fair value of warrants granted during the period		$-

The following table summarizes the Company's stock warrants outstanding at September 30, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.025	36,000,000	3.56 Years	$0.025	36,000,000	$0.025
	36,000,000		$0.025	36,000,000	$0.025

NOTE 7 – COMMITMENTS

Settlement Agreement

In March 2011, the Company entered into a Settlement and Release Agreement (the “Agreement”) with an unrelated party whereby the Company settled the amounts due to the unrelated party for past legal services provided amounting to approximately $15,000 and certain lease payments in connection with the Company’s previous headquarters in Florida amounting to approximately $28,000 which amounts were included in the liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2010. Pursuant to this agreement, the Company paid $15,000 to release the Company from further obligation including the termination of the lease in Florida. Accordingly, the Company recorded a gain from settlement of debt of $28,244 during the nine months ended September 30, 2011.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Between May 2011 and September 2011 the Company rented warehouse space in Apache Junction, Arizona from Pinal Realty Investments, Inc. pursuant to a month to month lease agreement. The Company paid Pinal Realty Investments, Inc., an aggregate of $1,000 a month in rent and management fees. Mr. Bleak and his son each own 16.45% of Pinal Realty Investments, Inc.

On June 1, 2011, the Company entered into a services and employee leasing agreement with MJI Resource Management Corp.  (“MJI”) pursuant to which the Company agreed to pay MJI $15,000 a month and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  This agreement may be terminated at any time by either party. Mr. Eckersley, one of the Company’s directors, is the President of MJI. On August 1, 2011, the Company amended this agreement whereby the Company agreed to pay MJI $25,000 per month.

NOTE 9 – SUBSEQUENT EVENTS

The Company moved to its current facilities in Apache Junction, Arizona on October 3, 2011. Its current facilities are provided to it at no cost by MJI.  Mr. Eckersley is the President of MJI.

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

For the nine months ended September 30, 2011, we had a net loss of $10,700,857, net loss of $4,813,403 from inception of exploration stage (April 25, 2011) through September 30, 2011, and $572,761 of net cash used in operations during the nine months ended September 30, 2011. At September 30, 2011, we had a working capital deficiency of $7,615,297. Additionally, at September 30, 2011, we had an accumulated deficit of approximately $46.8 million and stockholder’s deficit of $7,615,297. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Net Revenues.  We have not generated revenues during the three and nine months ended September 30, 2011 and 2010.

Operating Expenses.   Total operating expenses for the nine months ended September 30, 2011 were $1,554,189, a decrease of $2,501,738, or approximately 62%, from total operating expenses for the nine months ended September 30, 2010 of $4,055,927. Total operating expenses for the three months ended September 30, 2011 were $544,020, an increase of $329,765, or approximately 154%, from total operating expenses for the three months ended September 30, 2010 of $214,255. This increase (decrease) is primarily attributable to:

Payroll and stock based compensation expenses were $321,709 and $969,167 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $647,458 or 67%.  Payroll and stock based compensation expenses were $206,676 and $101,875 for the three months ended September 30, 2011 and 2010, respectively, an increase of $104,801 or 103%.  The decrease during the nine months period ended was primarily attributable to the issuance of 10,000,000 shares of common stock to our former Chief Executive Officer and Chairman pursuant to a consulting agreement in February 2010 and another 10,000,000 shares of common stock to our former Chief Executive Officer pursuant to an employment agreement dated on June 21, 2010 during the prior period 2010. We did not have a comparable expense during the nine months ended September 30, 2011. The increase during the three months ended September 30, 2011 was primarily attributable to the 30 million options issued in connection with the appointment of Mr. Bleak as the Chairman and Chief Executive of the Company.

Exploration costs were $63,292 and $0 for the three months ended September 30, 2011 and 2010, respectively, an increase of $63,292. Exploration costs were $124,912 and $0 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $124,912.  Exploration cost includes costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. We did not have a comparable expense during the three and nine months ended September 30, 2010.

Professional and consulting expenses were $395,249 and $2,808,623 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $2,413,374 or 86%. Professional and consulting expenses were $131,155 and $74,912 for the three months ended September 30, 2011 and 2010, respectively, an increase of $56,243 or 75%.  Professional expenses were incurred for our audits and public filing requirements.  The decrease during the nine months ended September 30, 2010 was primarily attributable to the issuance of our common stock to four consultants for services rendered amounting to $2,610,000. The increase during the three months ended September 30, 2011 was primarily attributable to the increase in legal fees related to litigation matters and SEC filings.

Impairment of mineral rights was $500,000 and $0 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $500,000.  We recognized an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended September 30, 2011, we recorded impairment of mineral rights of $500,000. Management has performed an impairment analysis as of September 30, 2011 and determined such cost is not recoverable and exceeds fair value. In addition we have not identified proven and probable reserves in our mineral properties.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $212,319 for the nine months ended September 30, 2011, as compared to $278,137 for the nine months ended September 30, 2010, a decrease of  $65,818 or 24%. General and administrative expenses decreased as a result of cost cutting measures during the nine months period. General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $142,897 for the three months ended September 30, 2011, as compared to $37,468 for the three months ended September 30, 2010, an increase of  $105,429 or 281%. Such increase is primarily attributable to management fees paid to MJI Resource Management Corp. of $65,000 during the three months ended September 30, 2011. We expect general and administrative expenses to increase for the remainder of our current fiscal year due to an increase in operations and the expected overall growth in our business as we focus our business efforts on the acquisition and exploration of properties that may contain mineral resources.

Total Other Expense. Our total other expenses during the three and nine months ended September 30, 2011 primarily included expenses associated with derivative liabilities and interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability of $6,923,676 in connection with the issuance of convertible debentures and warrants at September 30, 2011. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an (increase) decrease of $(8,648,418) and $2,032,567 during the nine months ended September 30, 2011 and 2010, respectively. The variation in fair value of the derivative liabilities between measurement dates amounted to an (increase) decrease of $4,413,763 and $(366,480) during the three months ended September 30, 2011 and 2010, respectively. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income. We also recognized derivative liability expense of $3,260,076 during the nine months ended September 30, 2010 upon issuance of the convertible debentures and warrants in fiscal 2010.

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

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The increase in interest expense when compared to the same period in 2010 is primarily attributable to the amortization of the debt discount amounting to approximately $60,493 and $499,304 during the three and nine months ended September 30, 2011, respectively, associated with the 6% convertible debenture as compared to $128,125 and $226,667 during the three and nine months ended September 30, 2010, respectively. We did not have a comparable amortization of debt discount as most of the convertible promissory notes were issued between April 2010 and June 2010.

Loss from Operations

We recorded loss from operations of $544,020 for the three months ended September 30, 2011 as compared to $214,255 for the three months ended September 30, 2010. We recorded loss from operations of $1,554,189 for the nine months ended September 30, 2011 as compared to $4,055,927 for the nine months ended September 30, 2010.

Net Loss

We recorded net income (loss) of $3,800,428 for the three months ended September 30, 2011 as compared to $(2,147,085) for the three months ended September 30, 2010. We recorded net loss of $10,700,857 for the nine months ended September 30, 2011 as compared to $6,968,251 for the nine months ended September 30, 2010. As a result of the factors described above, our income (loss) from continuing operations per share (basic and diluted) for the three and nine months ended September 30, 2011 was $0.02 and $(0.05) per share, respectively as compared to $0.00 and $(0.03) per share during the same period in 2010, respectively. Our income (loss) from discontinued operations per share (basic and diluted) for the three and nine months ended September 30, 2011 was $0.00 and $0.00 per share, respectively as compared to $(0.01) and $(0.01) per share during the same period in 2010, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2011, we had a cash balance of $196,292. Our working capital deficit is $7,615,297 at September 30, 2011. We reported a net loss of $10,700,857 during the nine months ended September 30, 2011, respectively.  We do not anticipate we will be profitable in fiscal 2011.

We reported a net increase in cash for the nine months ended September 30, 2011 of $102,239. While we currently have no material commitments for capital expenditures, at September 30, 2011 we owed $480,000 under various convertible debentures.  During the nine months ended September 30, 2011, we have raised net proceeds of $550,000 and $125,000 from sale of our stocks and exercise of stock warrants, respectively. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2011 amounted to $572,761 and were primarily attributable to our net losses of $10,700,857, offset by amortization of debt discount and debt issuance costs of $503,993, change in fair value of derivative liabilities of $8,648,418, amortization of prepaid expenses of $118,978, stock based compensation of $207,584, impairment of mineral rights of $500,000, total changes in assets and liabilities of $177,367 and add back gain from settlement of debt of $28,244. Net cash flows used in operating activities for the nine months ended September 30, 2010 amounted to $679,154 and was primarily attributable to our net losses of $6,968,251, offset by amortization of debt discount and debt issuance costs of $230,835, stock based expenses of $3,529,167, derivative liability expense of $3,260,076, change in fair value of derivative liabilities of ($2,032,567), contributed services of $10,000, depreciation of $3,254, impairment loss of $1,216,295, and total changes in assets and liabilities from continued and discontinued activities of $58,696.

Investing Activities

Net cash flows used in investing activities were $0 for the nine months ended September 30, 2011. Net cash flows used in investing activities was $313,519 for the nine months ended September 30, 2010. We paid leasehold improvement of $14,025, purchase of equipment of $23,451, cash used in acquisition (net of cash acquired) of $104,943 and invested $171,100 on a 6% demand promissory note receivable.

Financing Activities

Net cash flows provided by financing activities were $675,000 for the nine months ended September 30, 2011. We received net proceeds from exercise of stock warrants of $125,000 and sale of our stocks of $550,000. Net cash flows provided by financing activities was $1,012,500 for the nine months ended September 30, 2010. We received net proceeds from convertible debentures of $950,000 offset by debt issuance cost of $12,500 and the sale of our common stock of $75,000.

Debenture Financing

Between December 2009 and June 2010 we entered into various securities purchase agreements with accredited investors pursuant to which we agreed to issue an aggregate of $1,025,000 of our 6% convertible debentures for an aggregate purchase price of $1,025,000. The debentures bear interest at 6% per annum and mature two years from the dates of issuance. The debentures are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to the lesser of (i) $0.025 per share or (ii) until the 18 month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of our equity and/or convertible debt securities paid by investors after the date of the debenture.  In connection with the agreements, the investors received an aggregate of 41,000,000 warrants to purchase shares of our common stock. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025, subject to adjustment in certain circumstances. Warrant holders may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price. At September 30, 2011, we owed $480,000 under these convertible debentures.

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

The following tables summarize our contractual obligations as of September 30, 2011.

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

With respect to the quarterly period ending September 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2011 due to our limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SILVER HORN MINING LTD.

Date: November 14, 2011	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer
(principal executive officer, principal financial and accounting officer)