Form 10-K
period 2011-12-31
SILVER HORN MINING LTD.
filed 2012-03-30
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25097

SILVER HORN MINING LTD.
(Exact name of registrant as specified in its charter)

Delaware	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3346 Guadalupe Road Apache Junction, Arizona	85120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 288-6530

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
Yes ☑ No ☐
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
Yes ☑  No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date was approximately $56,513,395.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2012
Common Stock, $0.0001 par value	253,033,555

SILVER HORN MINING LTD.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2011

PART I

Item 1. Business.

Corporate History

We were incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, we changed our name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, we changed our name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, we changed our name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”  We merged with World Energy Solutions, Inc., a private Florida corporation, on August 17, 2005.  Advanced 3D Ultrasound Services, Inc. remained as the surviving entity and legal acquirer, and World Energy Solutions, Inc. was the accounting acquirer.  On November 7, 2005, we changed our name to “World Energy Solutions, Inc.” and merged with Professional Technical Systems, Inc.  We remained as the surviving entity and legal acquirer, while Professional Technical Systems, Inc. was the accounting acquirer. On February 26, 2009, we changed our name to “EClips Energy Technologies, Inc.”  For the purpose of changing our state of incorporation to Delaware, we merged with and into our newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc. on April 21, 2010, with EClips Media Technologies, Inc. continuing as the surviving corporation.  Effective April 25, 2011, we changed our name to “Silver Horn Mining Ltd.”  The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a newly-formed, wholly-owned subsidiary with and into us, and we remained as the surviving corporation in the merger.

Our Current Business

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

The 76 Property is located in Yavapai County, Arizona, 50 miles northwest of Phoenix, Arizona.  The property consists of 36 federal unpatented lode mining claims on Bureau of Land Management (“BLM”) land totaling 720 acres that we acquired pursuant to a quitclaim deed that we purchased from Can-Am Gold Corp., an entity controlled by Mr. Bleak, for $10.00 on April 26, 2011.  To maintain the mining claims in good standing, we must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus a total annual fee of approximately $45 for all of the claims to record a notice of intent to hold the claims in Yavapai County.  We are currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development.  The 76 Property does not currently have any reserves.  All activities undertaken and currently proposed at the 76 Property are exploratory in nature.

The COD Property is located in Mohave County, Arizona, 7 miles southwest of Chloride, Arizona.  The property consists of 14 federal unpatented lode mining claims on BLM land totaling approximately 280 acres.  We filed the claims with the BLM on July 1, 2011.  To maintain the mining claims in good standing, we must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus a total annual fee of approximately $14 for all of the claims to record a notice of intent to hold the claims in Mohave County.  We are currently planning an exploration program consisting of sampling, mapping, performing a grid survey and assaying to determine potential targets for drilling and further development.  On September 18, 2011 we received a notice from a third party claiming that, of these 14 claims, at least nine are situated overlapping this third party’s alleged preexisting claims, and requesting that we cease and desist from sampling or removing any ores from these properties. We believe this third party’s demands are without merit.  On October 3, 2011, we offered the third party the opportunity to quiet title pursuant to execution and delivery to us of a quitclaim deed.  As of March 30, 2012, the third party has not executed the quit claim deed and we may pursue any and all available legal actions and remedies.  The COD Property does not currently have any reserves.  All activities undertaken and currently proposed at the COD Property are exploratory in nature.

Competition

We do not compete directly with anyone for the exploration or removal of silver and other minerals from our property as we hold all interest and rights to the claims.  Readily available commodities markets exist in the U.S. and around the world for the sale of minerals. Therefore, we will likely be able to sell silver and other minerals that we are able to recover.  We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Compliance with Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. We are also subject to the regulations of the BLM.

We are required to pay annual maintenance fees to the BLM to keep our federal lode mining claims in good standing. The maintenance period begins at noon on September 1 through the following September 1 and payments are due by the first day of the maintenance period.  The annual fee is $140 per claim.

Future exploration drilling on any of our properties that consist of BLM land will require us to either file a Notice of Intent or a Plan of Operations with the BLM, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is for planned surface activities that anticipate less than five acres of surface disturbance, and usually can be obtained within a 30 to 60 day time period. A Plan of Operations will be required if there is greater than five acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.  Permits to drill are also required from the Arizona Department of Water Resources.

Research and Development

We did not expend funds for research and development costs in fiscal 2010 and 2011.

Employees

As of December 31, 2011, we had no full time or part time employees.  On April 3, 2011 we entered into a consulting agreement with Mr. Bleak that terminated on June 30, 2011.  On June 1, 2011, we entered into a one year services and employee leasing agreement with MJI Resource Management Corp. pursuant to which it made available to us six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  Mr. Eckersley, one of our directors, served as the President of MJI Resource Management Corp. from May 18, 2011 through September 30, 2011.  The current president of MJI Resource Management Corp. is one of its employees who is compensated through the services and employee leasing agreement.

Compliance with Government Regulation

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time after exploration activities have ceased.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and all related state laws in Arizona. Additionally, our property is subject to the federal General Mining Law of 1872, which regulates how mineral claims on federal lands are obtained.

Convertible Debentures and Warrants

Between December 2009 and June 2010 we entered into various securities purchase agreements with accredited investors pursuant to which we agreed to issue an aggregate of $1,025,000 of our 6% convertible debentures for an aggregate purchase price of $1,025,000. The debentures bear interest at 6% per annum and mature two years from the dates of issuance. The debentures are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to the lesser of (i) $0.025 per share or (ii) until the 18 month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of our equity and/or convertible debt securities paid by investors after the date of the debenture.  In connection with the agreements, the investors received an aggregate of 41,000,000 warrants to purchase shares of our common stock. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025, subject to adjustment in certain circumstances. Warrant holders may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price. At December 31, 2011, we owed $155,000 under these convertible debentures and as of March 30, 2012, we owed $100,000 under these convertible debentures.

Item 1A. Risk Factors

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property.

General

From January 2011 through April 2011 we used office space near Burlington, Massachusetts provided to us at no cost by Glenn Kesner, our former Chairman and former Chief Executive Officer.   From May 2011 through September 2011 we rented warehouse space in Apache Junction, Arizona from Pinal Realty Investments, Inc. pursuant to a month to month lease agreement.  We paid Pinal Realty Investments, Inc., an aggregate of $1,000 a month in rent and management fees.  Mr. Bleak is the President, director and a 16.45% owner of Pinal Realty Investments, Inc.  We moved to our current facilities, also in Apache Junction, Arizona, on October 3, 2011. Our current facilities are provided to us at no cost by MJI Resources Corp. Mr. Eckersley, one of our directors, served as the President of MJI Resources Corp. from May 18, 2011 through September 30, 2011.  Our operations manager has served as the president of MJI Resources Corp. since October 1, 2011.  We believe that these facilities are adequate to meet our current needs.

The 76 Property

The 76 Property is located in Yavapai County, Arizona, 50 miles northwest of Phoenix, Arizona.  The property can be accessed from Phoenix by taking Interstate 17 north and exiting on Table Mesa Road.  From there, proceed west on unimproved roads for approximately 14 miles. The property consists of 36 federal unpatented lode mining claims on BLM land totaling 720 acres that we acquired pursuant to a quitclaim deed that we purchased from Can-Am Gold Corp. for $10.00 on April 26, 2011.  To maintain the mining claims in good standing, we must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus a total annual fee of approximately $45 for all of the claims to record a notice of intent to hold the claims in Yavapai County.  We are currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development.

With regard to the unpatented lode mining claims, future exploration drilling will require us to either file a Notice of Intent or a Plan of Operations with the BLM, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is for planned surface activities that anticipate less than five acres of surface disturbance, and usually can be obtained within a 30 to 60 day time period. A Plan of Operations will be required if there is greater than five acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

 The 76 Property does not currently have any reserves.  All activities undertaken and currently proposed at the 76 Property are exploratory in nature.

112° 17' 19.143" W
34° 4' 19.843" N
112° 13' 11.388" W
34° 4' 22.372" N
382,000
383,000
384,000
385,000
386,000
387,000
3,770,000
3,769,000
3,768,000
3,767,000
Lucky Spring Canyon
34° 1' 58.455" N
112° 17' 17.004" W
34° 2' 0.960" N
112° 13' 9.363" W
0 ¼ ½ 1 Mile
0 1000 2000 3000 5000 Feet
0 0.5 1 Kilometer

The COD Property

The COD Property is located in Mohave County, Arizona, 7 miles southwest of Chloride, Arizona.  The property can be accessed from Kingman, Arizona by taking by taking Stockton Hill Road north for 11 miles, turning west onto Quail Quest Road, and then following Coyote Run Road for 0.9 miles.  The property consists of 14 federal unpatented lode mining claims on BLM land totaling approximately 280 acres.  We filed the claims with the BLM on July 1, 2011.  To maintain the mining claims in good standing, we must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus a total annual fee of approximately $14 for all of the claims to record a notice of intent to hold the claims in Mohave County.  We are currently planning an exploration program consisting of sampling, mapping, performing a grid survey and assaying to determine potential targets for drilling and further development.  On September 18, 2011 we received a notice from a third party claiming that, of these 14 claims, at least 9 are situated overlapping this third party’s alleged preexisting claims, and requesting that we cease and desist from sampling or removing any ores from these properties. We believe this third party’s demands are without merit.  On October 3, 2011, we offered the third party the opportunity to quiet title pursuant to execution and delivery to us of a quitclaim deed.  As of March 30, 2012, the third party has not executed the quit claim deed and we may pursue any and all available legal actions and remedies.

With regard to the unpatented lode mining claims, future exploration drilling will require us to either file a Notice of Intent or a Plan of Operations with the BLM, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is for planned surface activities that anticipate less than five acres of surface disturbance, and usually can be obtained within a 30 to 60 day time period. A Plan of Operations will be required if there is greater than five acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

The COD Property does not currently have any reserves.  All activities undertaken and currently proposed at the COD Property are exploratory in nature.

C.O.D. Mine
Copper and Gold Mine
Spring
Rico Mine
C.O.D. Mine
JEEP TRAIL
Stockton Hill
CERBAT
Bluebell Mine
2
3
5
6
7
8
10
24
25
26
27
28
29
30

Item 3. Legal Proceedings.

On January 20, 2012, a default judgment was entered against us in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, for the amount of $47,362.29 stemming from a complaint filed against us on November 7, 2011 by Brimmer, Burke & Keelan, L.L.P., alleging non -payment for accounting services provided to our predecessor World Energy Solutions, Inc. in 2008.

Item 4. Mine Safety Disclosures.

The Company does not have active mining operations at this time.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In 2009 and through May 16, 2010, our common stock traded on the OTC Bulletin Board under the symbol EEGT.OB.  On May 17, 2010, our trading symbol on the OTC Bulletin Board was changed to EEMT.OB as a result of our merger into our wholly owned subsidiary EClips Energy Technologies, Inc.  On April 27, 2011, our trading symbol on the OTC Bulletin Board was changed to SILV.OB as a result of our name change effected pursuant to Section 235 of the Delaware General Corporation Law.  The following table sets forth the high and low bid prices for the periods indicated as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock
	High	Low
1st quarter 2011	$0.29	0.10
2nd quarter 2011	0.45	0.13
3rd quarter 2011	0.20	0.09
4th quarter 2011	0.20	0.09

1st quarter 2010	$0.14	0.05
2nd quarter 2010	0.11	0.01
3rd quarter 2010	0.06	0.03
4th quarter 2010	0.11	0.02

All per share amounts are retroactively adjusted for our 1:150 reverse stock split effective August 25, 2009, our 2:1 forward exchange effective April 21, 2010 and the 2:1 stock dividend issued to certain of our stockholders on December 31, 2010.

The last reported sales price of our common stock on the OTC Bulletin Board on March 26, 2012, was $0.10 per share. As of March 30, 2012, there were 532 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On January 10, 2011, we issued 219,863 shares of common stock to Glenn Kesner, our former Chairman and former Chief Executive Officer, at prices ranging from $0.03 to $0.095 per share, as partial compensation for his services as our director for the year ending December 31, 2010.

On January 25, 2011, we issued 10,000,000 shares of common stock pursuant to the conversion of $250,000 of our outstanding convertible debentures and 5,000,000 shares of common stock pursuant to the exercise of certain of our outstanding warrants.  The conversion price of the debentures and the exercise price of the warrants was $0.025 per share.  We received $125,000 upon exercise of the warrants.

On June 6, 2011, we issued 5,000,000 shares of common stock pursuant to the conversion of $125,000 of our convertible debentures at a conversion price of $0.025 per share.

On December 21, 2011, we issued 1,000,000 shares of common stock to a former consultant in exchange for release of all claims against us pursuant to a settlement agreement.

On December 1, 2011, we issued 13,000,000 shares of common stock pursuant to the conversion of $325,000 of our outstanding convertible debentures at a conversion price of $0.025 per share.

 On February 7, 2012, we issued 2,200,000 shares of common stock pursuant to the conversion of $55,000 of our outstanding convertible debentures at a conversion price of $0.025 per share.

The issuance of these securities in the transactions described above are deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Overview

We were incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, we had changed our name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, we had changed our name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, we had changed our name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”  We had merged with World Energy Solutions, Inc., a private Florida corporation, on August 17, 2005.  Advanced 3D Ultrasound Services, Inc. remained as the surviving entity and legal acquirer, and World Energy Solutions, Inc. was the accounting acquirer.      On November 7, 2005, we had changed our name to “World Energy Solutions, Inc.” and merged with Professional Technical Systems, Inc.  We remained as the surviving entity and legal acquirer, while Professional Technical Systems, Inc. was the accounting acquirer. On February 26, 2009, we had changed our name to “EClips Energy Technologies, Inc.” For the purpose of changing our state of incorporation to Delaware, we had merged with and into our then newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc. on April 21, 2010, with EClips Media Technologies, Inc. continuing as the surviving corporation. Effective April 25, 2011, we changed our name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.” pursuant to Section 253 of the Delaware General Corporation Law by merging a newly-formed, wholly-owned subsidiary of ours with and into the Company, with the Company as the surviving corporation in the merger.

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

Recent Events

On June 21, 2010, through our former wholly-owned subsidiary SD Acquisition Corp, we acquired all of the business and assets of Brand Interaction Group, LLC. Brand Interaction Group, LLC owned and operated Superdraft, a sports entertainment and media business focused on promotion of fantasy league events through live and online events.  In connection with the acquisition, Eric Simon, the control person of Brand Interaction Group, LLC, was appointed as our Chief Executive Officer and was issued 10,000,000 shares of our common stock.  We also issued Brand Interaction Group, LLC 20,000,000 shares of our common stock and assumed certain debt that it had previously issued to several of its creditors.

In the fall of 2010, we decided to discontinue the operations of SD Acquisition Corp. because of the disappointing performance and negative results of its most recent fantasy league event in August 2010.  Mr. Simon resigned as our Chief Executive Officer on November 15, 2010 and on December 7, 2010, we entered into a spinoff agreement with Brand Interaction Group, LLC, Mr. Simon, SD Acquisition Corp. and certain holders of our outstanding convertible debentures pursuant to which we agreed to spinoff SD Acquisition Corp. to Brand Interaction Group, LLC and Mr. Simon and cancel the 30,000,000 shares of common stock previously issued to Brand Interaction Group, LLC and Mr. Simon.   Upon the execution of the spinoff, we were released from any obligations and agreements incurred by Mr. Simon on behalf of SD Acquisition Corp.  As set forth in the spinoff agreement, Brand Interaction Group, LLC is obligated to make direct payments of an aggregate of $95,000 to certain holders of our convertible debentures in order to retire or reduce, on a dollar for dollar basis, amounts due and payable by us to such holders. In connection with the foregoing, Brand Interaction Group, LLC issued a $95,000 promissory note to these holders.  The note is payable in six equal monthly installments of $15,833, with the first payment due on January 21, 2011.  Between January 2011 and June 2011, Brand Interaction Group, LLC paid the holders approximately $95,000 and such amount reduced the principal balance of our convertible debentures issued to these holders by $95,000.

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

For the year ended December 31, 2011, we had a net loss of $8,722,274, net loss of $2,834,820 from inception of exploration stage (April 25, 2011) through December 31, 2011, and $754,006 of net cash used in operations during the year ended December 31, 2011. At December 31, 2011, we had a working capital deficiency of $633,255. Additionally, at December 31, 2011, we had an accumulated deficit of approximately $44.8 million and stockholder’s deficit of $633,255. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update does not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update does not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows. This update is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

 Net Revenues.  We have not generated revenues during the year ended December 31, 2011 and 2010.

Operating Expenses.   Total operating expenses for the year ended December 31, 2011 were $1,943,712, a decrease of $2,344,973, or approximately 55%, from total operating expenses for the year ended December 31, 2010 of $4,288,685. This decrease is primarily attributable to:

Payroll and stock based compensation expenses were $527,370 and $1,069,500 for the year ended December 31, 2011 and 2010, respectively, a decrease of $542,130 or 51%. The decrease during the year period ended was primarily attributable to the issuance of 10,000,000 shares of common stock to our former Chief Executive Officer and Chairman pursuant to a consulting agreement in February 2010 and another 10,000,000 shares of common stock to our former Chief Executive Officer pursuant to an employment agreement dated on June 21, 2010 during the prior period 2010. We did not have a comparable expense during the year ended December 31, 2011.

Exploration costs were $156,363 and $0 for the year ended December 31, 2011 and 2010, respectively, an increase of $156,363.  Exploration cost includes costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. We did not have a comparable expense during the  year ended December 31, 2010.

Professional and consulting expenses were $418,746 and $2,885,571 for the year ended December 31, 2011 and 2010, respectively, a decrease of $2,466,825 or 85%.  Professional expenses were incurred for our audits and public filing requirements.  The decrease during the year ended December 31, 2011 as compared to the prior period was primarily attributable to the issuance of our common stock to four consultants for services rendered amounting to $2,610,000 during the year ended December 31, 2010.

 Impairment of mineral rights was $500,000 and $0 for the year ended December 31, 2011 and 2010, respectively, an increase of $500,000.  We recognized an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year ended December 31, 2011, we recorded impairment of mineral rights of $500,000. Management has performed an impairment analysis as of December 31, 2011 and determined such cost is not recoverable and exceeds fair value. In addition we have not identified proven and probable reserves in our mineral properties.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $341,233 for the year ended December 31, 2011, as compared to $333,614 for the year ended December 31, 2010, an increase of  $7,619 or 2%. We expect general and administrative expenses to increase in fiscal year 2012 due to an increase in operations and the expected overall growth in our business as we focus our business efforts on the acquisition and exploration of properties that may contain mineral resources.

Total Other Expense. Our total other expenses during the year ended December 31, 2011 primarily included expenses associated with derivative liabilities and interest expense.

 Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We had recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of $6,148,651 and $2,490,252 during the year ended December 31, 2011 and 2010, respectively. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income. We also recognized derivative liability expense of $3,260,076 during the year ended December 31, 2010 upon issuance of the convertible debentures and warrants in fiscal 2010. Derivative liability as of December 31, 2011 amounted to $0 as the down-round provision under the terms of the convertible debentures expired 18 months after such issuance of the convertible debentures.

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

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The increase in interest expense when compared to the same period in 2010 is primarily attributable to the amortization of the debt discount amounting to approximately $623,667 and $392,292 during the year ended December 31, 2011 and 2010, respectively, associated with the 6% convertible debenture. The increase in interest expense of $218,367 during the year ended December 31, 2011 as compared to prior period is primarily due to most of the convertible debentures were issued between April 2010 and June 2010 and thus no interest expense and amortization of debt discount were recognized during such periods.

Loss from Operations

We recorded loss from operations of $1,943,712 for the year ended December 31, 2011 as compared to $4,288,685 for the year ended December 31, 2010.

Net Loss

We recorded net loss of $8,722,274 for the year ended December 31, 2011 as compared to $11,579,406 for the year ended December 31, 2010. As a result of the factors described above, our loss from continuing operations per share (basic and diluted) for the year ended December 31, 2011 and 2010 were $0.04 and $0.06 per share, respectively. Our loss from discontinued operations per share (basic and diluted) for the year ended December 31, 2011 and 2010 was $0.00 and $0.01 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2011, we had a cash balance of $15,047. Our working capital deficit is $633,255 at December 31, 2011. We reported a net loss of $8,722,274 during the year ended December 31, 2011, respectively.  We do not anticipate we will be profitable in fiscal 2012.

We reported a net decrease in cash for the year ended December 31, 2011 of $79,006. While we currently have no material commitments for capital expenditures, at December 31, 2011 we owed $155,000 under various convertible debentures.  During the year ended December 31, 2011, we have raised net proceeds of $550,000 and $125,000 from sale of our stocks and exercise of stock warrants, respectively. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2011 amounted to $754,006 and were primarily attributable to our net losses of $8,722,274, offset by amortization of debt discount and debt issuance costs of $629,919, change in fair value of derivative liabilities of $6,148,651, amortization of prepaid expenses of $140,601, stock based compensation of $462,132, impairment of mineral rights of $500,000, total changes in assets and liabilities of $115,209 and add back gain from settlement of debt of $28,244.

Net cash flows used in operating activities for the year ended December 31, 2010 amounted to $806,061 and was primarily attributable to our net losses of $11,579,406, offset by amortization of debt discount and debt issuance costs of $398,023, stock based expenses of $3,662,500, derivative liability expense of $3,260,076, change in fair value of derivative liabilities of $2,490,252, contributed services of $10,000, depreciation of $5,358, impairment loss of $1,216,295, loss on abandonment of assets of $39,927, total changes in assets and liabilities from continued and discontinued activities of $95,506, and add back of gain on disposal of discontinued operations of $424,131.

Investing Activities

Net cash flows used in investing activities were $0 for the year ended December 31, 2011. Net cash flows used in investing activities was $312,819 for the year ended December 31, 2010. We paid leasehold improvement of $13,325, purchase of equipment of $23,451, cash used in acquisition (net of cash acquired) of $104,943 and invested $171,100 on a 6% demand promissory note receivable.

Financing Activities

Net cash flows provided by financing activities were $675,000 for the year ended December 31, 2011. We received net proceeds from exercise of stock warrants of $125,000 and sale of our stocks of $550,000. Net cash flows provided by financing activities was $1,212,933 for the year ended December 31, 2010. We received net proceeds from convertible debentures of $950,000 offset by debt issuance cost of $12,500, proceeds from related party advance of $200,433 and the sale of our common stock of $75,000.

Debenture Financing

Between December 2009 and June 2010 we entered into various securities purchase agreements with accredited investors pursuant to which we agreed to issue an aggregate of $1,025,000 of our 6% convertible debentures for an aggregate purchase price of $1,025,000. The debentures bear interest at 6% per annum and mature two years from the dates of issuance. The debentures are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to the lesser of (i) $0.025 per share or (ii) until the 18 month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of our equity and/or convertible debt securities paid by investors after the date of the debenture.  In connection with the agreements, the investors received an aggregate of 41,000,000 warrants to purchase shares of our common stock. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025, subject to adjustment in certain circumstances. Warrant holders may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price. At December 31, 2011, we owed $155,000 under these convertible debentures.

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

The following tables summarize our contractual obligations as of December 31, 2011.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:

Convertible debenture – long term	$155,000	$155,000	$—	$—	$—
Total Contractual Obligations:	$155,000	$155,000	$—	$—	$—

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

See pages F-1 through F-24.

 Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2011, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2011, our management, including Mr. Bleak, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2011.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our sole executive officer. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Name	Age	Position
Daniel Bleak	56	Chief Executive Officer, Chairman of the Board of Directors and Chief Financial Officer
John Eckersley	53	Director
Joseph Wilkins, Jr.	74	Director

Daniel Bleak, Chief Executive Officer, Chairman of the Board of Directors and Chief Financial Officer.  Mr. Bleak has served as our Chief Executive Officer and Chairman of the Board of Directors since May 2, 2011 and as our Chief Financial Officer since May 11, 2011.  Mr. Bleak has over 30 years of experience in mineral exploration and development and has managed a broad range of exploration projects throughout North America, has discovered several producing mineral deposits, and developed decorative rock and industrial materials businesses in the southwestern U.S.  Mr. Bleak has served on the board of directors and as an officer of a number of mining, mineral exploration, and real estate companies.  He has served as a director of Continental Resources Group, Inc. (formerly American Energy Fields, Inc.) (AEFI.OB) since November 2010, as a director of Southwest Exploration, Inc. since 2009, as President and director of Pinal Realty Investments, Inc. since 2006, as President and a director of NPX Metals, Inc., a resource acquisition company, since 2006, as President and sole director of Can-Am Gold Corp. since 2009, as President and director of Black Mountain Mining Company since 2000 and as a leased employee of MJI Resource Management Corp. since 2011.   Mr. Beak was appointed to his positions based on his corporate experience and knowledge of the resources industry.

John Eckersley, Director. Mr. Eckersley has served as a director since July 12, 2011.   Mr. Eckersley has practiced law as a solo practitioner since 1999.  His practice focuses on securities compliance, corporate governance and estate planning.  He has also served as the Vice President, Legal and Corporate Affairs, of Passport Potash, Inc. (PPRTF.OTCQX) (PPI.TSXV), a resource company engaged in the exploration and development of advanced potash properties, since December 2010.  At Passport Potash, Inc., Mr. Eckersley’s responsibilities include corporate counsel, corporate governance, securities compliance, land and mineral resource acquisition and permitting with local, State and federal agencies.  Mr. Eckersley served as the President of MJI Resource Management Corp. from May 18, 2011 through October 1, 2011.  Mr. Eckersley served as the Executive Vice President, Secretary and Treasurer of Digital Business Resource, Inc., a telecommunications company, from 1996 to 1999, where he was a founder, and was responsible for developing systems for office management, accounting, client services, vendor coordination and marketing.    Prior to this position, Mr. Eckersley served as the General Counsel of TIMI, a public finance advisory company, where he advised the company on corporate strategy and was responsible for the company’s compliance filings.  Mr. Eckersley was appointed as a director based on his corporate experience and knowledge of the resources industry.

 Joseph Wilkins, Jr., Director.  Mr. Wilkins has served as a director since July 12, 2011.   Mr. Wilkins has over 45 years of experience in mineral exploration and development and has served as a consulting geologist on a broad range of exploration projects throughout North America and Australia.  Mr. Wilkins has provided consulting geologist services to OZ Minerals Ltd. (OZL.A), an Australian copper and gold producer, since October 2010; to Continental Resources Group, Inc. (formerly American Energy Fields, Inc.) (AEFI.OTCBB), a uranium exploration company, from August 2010 to September 2010; to Aurum National Holdings, Ltd., a gold exploration company, from February 2010 to July 2010; to West Timmins Mining Inc. (WTM.TSXV), a gold exploration company, from April 2009 to November 2009; to Grand Central Silver Mining, a precious metals exploration company, in August 2009; to NPX Metals, a metal exploration company, from February 2008 to October 2009; to Newcrest Resources, Inc., an Australian copper and gold producer, from June 2007 to July 2007 and to Kennecott Exploration Co., a mineral exploration company, from May 2005 to November 2007.  Mr. Wilkins has a BS in Geophysics and Geochemistry and a MS in Geosciences from the University of Arizona.    Mr. Wilkins was appointed as a director based on his knowledge of the resources industry and substantial relevant business experience.

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. A copy of each report is furnished to us.

SEC rules require us to identify anyone who failed to file a required report, or filed a required report late, during the most recent fiscal year. Based solely on a review of copies of such reports, we believe that during the year ended December 31, 2011, all Section 16(a) filing requirements were complied with on a timely basis except that Mr. Eckersley and Mr. Wilkins failed to timely file Form 3s and Mr. Bleak failed to timely file a Form 4.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer, but have not done so to date due to our relatively small size.

Board Committees

Audit Committee. We intend to establish an audit committee of the board of directors once we have satisfied the other initial listing standards for listing our common stock on the Nasdaq Stock Market or another national exchange.  The audit committee will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties will be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We intend to establish a compensation committee of the board of directors once we have satisfied the other initial listing standards for listing our common stock on the Nasdaq Stock Market or another national exchange. The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee will also administer our stock option plans and recommend and approve grants of stock options under such plans.

Item 11. Executive Compensation.

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2011 by each person who served as our principal executive officer during fiscal 2011.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Stock Awards ($) (1)		All Other Compensation ($)	Total ($)
Daniel Bleak (2)	2011	90,828		500,000	(3)	—	590,828
(Current Chief Executive Officer, Chief Financial Officer and Chairman)	2010	—		—		—	—

Glenn Kesner (4)	2011	—		10,000	(5)	—	10,000
(Former Chief Executive Officer and Chairman)	2010	14,000	(6)	—		—	14,000

(1)  Reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718.  All stock awards have been adjusted for our 1:150 reverse stock split effective August 25, 2009, our 2:1 forward exchange effective April 21, 2010 and our 2:1 stock dividend issued to certain stockholders on December 31, 2010.
(2)  Mr. Bleak was appointed as our Chairman and Chief Executive Officer on May 2, 2011 and as our Chief Financial Officer on May 11, 2011.
(3) In connection with his appointment on May 2, 2011, Mr. Bleak was awarded 10,000,000 shares of common stock and a five year option to purchase 30,000,000 shares of our common stock.  The option was exercisable for cash or shares of common stock at an exercise price of $0.05 per share as to one third of the number of shares granted on each of the first, second and third anniversaries of the date of grant.  The option was cancelled on February 21, 2012.
(4)  Mr. Kesner served as a director from February 4, 2010, as our Chief Executive Officer from November 15, 2010 and as our Chairman from December 31, 2010.  Mr. Kesner resigned from all positions with us effective May 2, 2011.
(5)  Mr. Kesner received 219,863 shares of common stock as partial compensation for his services as our director for the year ending December 31, 2010.
(6)  Mr. Kesner received a total of $9,500 in connection with his service on our board of directors and a total of $4,500 in connection with his services as our Chief Executive Officer.

Agreements and Option Grant

Effective April 3, 2011 we entered into a consulting agreement with Mr. Bleak that terminated on June 30, 2011, pursuant to which we paid Mr. Bleak $5,000 a month for three months as compensation for his professional services.

On June 1, 2011, we entered into a one year services and employee leasing agreement with MJI Resource Management Corp. pursuant to which it made available to us six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  The agreement stipulated that we pay MJI Resource Management Corp. $15,000 a month and the six employees an aggregate of $11,000 a month under this agreement in each of June and July 2011, provided however, that such payments may be adjusted for additional services.  The agreement was amended on August 1, 2011 such that, commencing in August 2011, we were to pay MJI Resource Management Corp. $25,000 a month and the six employees an aggregate of $11,000 a month, as such payments may be adjusted for additional services.  The agreement was further amended on October 1, 2011 to extend its term to five years.  Pursuant to this agreement, from the period from June 1, 2011 through December 31, 2011, we paid MJI Resource Management Corp. a total of $155,000, we directly paid the six employees $169,471 and we paid certain subcontractors $17,255.  We paid Mr. Bleak a total of $75,828 pursuant to this agreement.

In connection with his appointment on May 2, 2011, we awarded Mr. Bleak 10,000,000 shares of common stock and a five year option to purchase 30,000,000 shares of our common stock.  The option was exercisable for cash or shares of common stock at an exercise price of $0.05 per share as to one third of the number of shares granted on each of the first, second and third anniversaries of the date of grant.  The option was cancelled on February 21, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock options of the named executive officers at December 31, 2011. This table includes unexercised and unvested options awards.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Daniel Bleak	0	30,000,000(1)	$0.05	March 2, 2016

(1)	The option to purchase 30,000,000 shares of common stock was to vest in equal annual installments of on each of May 2, 2012, 2013 and 2014. The option was canceled on February 21, 2012.

Director Compensation

The compensation paid to Mr. Kesner and Mr. Bleak for the years ending December 31, 2011 and 2010 is fully set forth above.  Mr. Eckersley and Mr. Wilkins did not receive any compensation for their services as our directors for the year ending December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock and Series A Convertible Preferred Stock (the “Series A Preferred Stock”) as of March 30, 2012 by:

•	each person known by us to beneficially own more than 5.0% of our common stock or Series A Preferred Stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

 The percentages of common stock or Series A Preferred Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities.  Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Silver Horn Mining Ltd., 3346 Guadalupe Road, Apache Junction, Arizona 85120.  As of March 30, 2012, we had 253,033,555 shares of common stock and 3,000,000 shares of Series A Preferred Stock, respectively, issued and outstanding.

	Common Stock (1)		Series A Preferred Stock (2)
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class
5% Owners
Auracana, LLC (3)	219,863	*	3,000,000	100%
Michael Baybak (4)	13,541,667	5.35%	--	--
Benjamin Brauser (5)	15,500,000	6.13%	--	--
Michael Brauser (6)	13,050,000 (7)	5.16%	--	--
Frost Gamma Investments Trust (9)	19,000,000 (10)	7.51%	--	--
Sandor Master Capital Fund L.P. (11)	15,000,000	5.93%	--	--

Officers and Directors
Daniel Bleak	35,470,588 (12)	13.99%	--	--
Officers and Directors as a Group (1 person)

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all debentures, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 30, 2012.  In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of March 30, 2012 pursuant to the conversion of debentures or the exercise of warrants are deemed to be outstanding for that person.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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
(7)
Represents 12,950,000 shares of common stock and 100,000 shares of common stock underlying convertible debentures to purchase common stock, which contain blocker provisions providing that they can only be converted or exercised to the point where the holder would beneficially own a maximum of 9.99% of our outstanding common stock.  All of the convertible debentures issued to Mr. Brauser are convertible and exercisable at any time and have a conversion price and exercise price of $0.025.

(8)
The principal address and office of Brooke Capital Investments, LLC is P.O. Box 416, Penns Park, Pennsylvania, 18943.  David Zazoff is the manager and control person of Brooke Capital Investments, LLC and, as such, has sole voting and dispositive power over the securities held by Brooke Capital Investments, LLC.

(9)	Dr. Philip Frost is the trustee and a control person of Frost Gamma Investments Trust and, as such, has sole voting and dispositive power over the securities held by Frost Gamma Investments Trust.
(10)	Includes 16,000,000 shares of common stock held by Frost Gamma Investments Trust and 3,000,000 shares of common stock held by Dr. Frost.
(11)
The principal address and office of Sandor Master Capital Fund L.P. is 2828 Routh Street, Suite 500, Dallas, Texas 75201. John Lemak is the manager and a control person of Sandor Master Capital Fund L.P., and, as such, has sole voting and dispositive power over the 15,000,000 shares of common stock held by Sandor Master Capital Fund L.P.

(12)	Includes 35,000,000 shares of common stock and 470,588 shares of common stock issuable upon conversion of a promissory note at a conversion price of $0.05 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 22, 2009 we entered into a purchase agreement with Mr. Croxton, our former Chief Executive Officer and director, and certain purchasers who represented a controlling interest in us.  The agreement was amended on January 12, 2010, and the transactions contemplated therein became effective on February 4, 2010.  On that date, we underwent a change of control through (i) the resignation of all of our existing officers and directors, including Mr. Croxton, (ii) the purchase by the purchasers, in privately negotiated transactions, of certain of our outstanding shares of common and preferred stock from Mr. Croxton and (iii) the appointment of Mr. Cohen as our Chairman and Chief Executive Officer and the appointment of Mr. Kesner and Mr. Wood as directors.  The purchasers purchased an aggregate of 100,000,000 shares of our common stock (as adjusted for our April 21, 2010 2:1 forward stock split), and 1,500,000 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), which comprised approximately 82% of our issued and outstanding shares of voting stock.  As a result of the purchase agreement, Auracana, LLC, the purchaser of the 1,500,000 shares of Series D Preferred Stock, effectively gained control over our voting stock as each share of the Series D Preferred Stock was entitled to 500 votes per share voting as a class with common stock.  On April 21, 2010, in connection with our merger with EClips Media Technologies, Inc., each issued and outstanding share of EClips Energy Technologies, Inc.  Series D Preferred Stock was converted into two shares of EClips Media Technologies, Inc. Series A Preferred Stock.  Glenn Kesner, our former Chairman, Chief Executive Officer and President, is the president and control person of Auracana, LLC.

In connection with our purchase agreement with Mr. Croxton, we issued him 2,200,000 shares of our common stock (as adjusted for our April 21, 2010 2:1 forward stock split) and transferred to him or his designee our former subsidiaries Pure Air Technologies, Inc., Hydrogen Safe Technologies, Inc., World Energy Solutions Limited and Advanced Alternative Energy, Inc. and granted him a five-year option for the purchase of H-Hybrid Technologies, Inc.

From March 2010 through June 2010, we paid leasehold improvements and rent of $14,025 and $12,486, respectively, in connection with the office space that we shared with a company controlled by Mr. Cohen, our former Chairman and Chief Executive Officer.

On June 21, 2010, through our wholly-owned subsidiary SD Acquisition Corp, we acquired all of the business and assets of Brand Interaction Group, LLC.  In connection with the acquisition, Mr. Simon, the control person of Brand Interaction Group, LLC, was appointed as our Chief Executive Officer and was issued 10,000,000 shares of our common stock.  We also issued Brand Interaction Group, LLC 20,000,000 shares of our common stock and assumed certain debt that Brand Interaction Group, LLC had previously issued to several of its creditors.

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

As set forth in the spinoff agreement, Brand Interaction Group, LLC was obligated to make direct payments of an aggregate of $95,000 to certain holders of our convertible debentures in order to retire or reduce, on a dollar for dollar basis, amounts due and payable by us to such holders.  In connection with the foregoing, Brand Interaction Group, LLC issued a $95,000 promissory note to these holders.  The note was payable in six equal monthly installments of $15,833, with the first payment due on January 21, 2011.  On June 20, 2011, Brand Interaction Group, LLC fully paid the entire amount of the $95,000 promissory note, reducing the principal balance of our convertible debentures issued to these holders by $95,000.

Effective April 3, 2011, we entered into a consulting agreement with Mr. Bleak, who was appointed as our Chief Executive Officer and Chairman on May 2, 2011 and as our Chief Financial Officer on May 11, 2011, pursuant to which we agreed to pay him a fee of $5,000 per month for each of April, May and June 2011 as compensation for his professional services.

On April 26, 2011, we purchased a quitclaim deed for the 76 Property from Can-Am Gold Corp. that conveyed to us all of Can-Am Gold Corp.’s rights, title and interest in 36 unpatented lode mining claims located in Yavapai County, Arizona.  We paid ten dollars ($10.00) as consideration for the quitclaim deed.  Mr. Bleak, our current Chief Executive Officer, Chairman and Chief Financial Officer, is the president and sole director of Can-Am Gold Corp.

On May 2, 2011, we issued Mr. Bleak 10,000,000 shares of common stock and a five year option to purchase 30,000,000 shares of common stock, which was exercisable in equal amounts on on each of May 2, 2012, 2013 and 2014.  The option was cancelled on February 21, 2012.

Between May 2011 and September 2011 we rented warehouse space in Apache Junction, Arizona from Pinal Realty Investments, Inc. pursuant to a month to month lease agreement.  We paid Pinal Realty Investments, Inc., an aggregate of $1,000 a month in rent and management fees.  Mr. Bleak is a director, officer and owner of 16.45% of Pinal Realty Investments, Inc.

On June 1, 2011, we entered into a one year services and employee leasing agreement with MJI Resource Management Corp. pursuant to which it made available to us six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  The agreement stipulated that we pay MJI Resource Management Corp. $15,000 a month and the six employees an aggregate of $11,000 a month under this agreement in each of June and July 2011, provided however, that such payments may be adjusted for additional services.  The agreement was amended on August 1, 2011 such that, commencing in August 2011, we were to pay MJI Resource Management Corp. $25,000 a month and the six employees an aggregate of $11,000 a month, as such payments may be adjusted for additional services.  The agreement was further amended on October 1, 2011 to extend its term to five years.  Pursuant to this agreement, from the period from June 1, 2011 through December 31, 2011, we paid MJI Resource Management Corp. a total of $155,000, we directly paid the six employees $169,471 and we paid certain subcontractors $17,255.  Mr. Bleak received a total of $75,828 under this agreement.  We have paid the current President of MJI Resource Management Corp., who is also our operations manager, a total of $24,570 under the agreement.

We moved to our current facilities in Apache Junction, Arizona on October 3, 2011. Our current facilities are provided to us at no cost by MJI Resources Corp. Mr. Eckersley, one of our directors, is the President of MJI Resources Corp.  Mr. Eckersley, one of our directors, served as the President of MJI Resource Management Corp. from May 18, 2011 through September 30, 2011.  The current President of MJI Resource Management Corp., who was appointed October 1, 2011, has served as our operations manager since April 2011.  MJI Resource Management Corp. has employed Mr. Bleak in the capacity of a “leased employee” since June 2011.

On February 24, 2012, we issued Mr. Bleak 25,000,000 shares of common stock as compensation for his continued services.

On February 29, 2012, we entered into a note purchase agreement with Mr. Bleak pursuant to which we sold him $23,529.41 of convertible promissory notes at an aggregate purchase price of $20,000.   Unless earlier converted or immediately due and payable upon an event of default, the note shall mature on February 28, 2013.  The face value of the note may be converted at Mr. Bleak’s option, in whole or in part, at any time at least three months following the date of issuance into shares of our common stock at a conversion price of $0.05 per share.   Further, at any time prior to the maturity date or conversion as set forth in the prior sentence, the face value of the note shall be exchanged into the applicable dollar amount of equity securities issued by us in a subsequent financing of at least $1,000,000 at a conversion price of $0.05 per share.

Item 14. Principal Accounting Fees and Services

We paid Randall N. Drake, C.P.A., P.A., our independent registered public accounting firm for fiscal years 2011 and 2010, the following amounts:

	2011	2010
Audit Fees (1)	$23,500	$30,750
Audit Related Fees (2)	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$23,500	$30,750

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	Audit related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

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

2.2
Articles of Merger filed with the Florida Department of State on April 21, 2010 (Incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011)

2.3
Articles of Merger filed with the Delaware Department of State on April 21, 2010 (Incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011)

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

10.1	Option Agreement dated December 22, 2009 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3. 2010)

10.2
Form of Securities Purchase Agreement dated February 4, 2010 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16. 2010)

10.3	Consulting Agreement dated February 4, 2010 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16. 2010)+

10.4	Demand Promissory Note dated February 5, 2010 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.5	Security Agreement dated February 5, 2010 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.6
Peaceful Procession Letter Agreement dated February 6, 2010 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.7	Assignment Agreement dated June 9, 2010 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.8	Consulting Agreement dated June 24, 2010 (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.9	Asset Purchase Agreement dated June 21, 2010 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.10	Employment Agreement dated June 21, 2010 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010) +

10.11	Lock-Up Agreement dated June 21, 2010 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

10.12	Spinoff Agreement dated December 7, 2010 (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011)

10.13
Amendment to Consulting Agreement dated December 13, 2010 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011) +

10.14	Termination Letter dated March 11, 2011 (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011) +

10.15	Settlement and Release Agreement dated March 14, 2011 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011)

10.16
Professional Services Agreement dated April 1, 2011 (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2011) +

10.17	Quitclaim Deed dated April 26, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2011)

10.18	Commercial/Industrial Lease dated May 1, 2011 (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2011)
10.19	Stock Option Agreement dated May 2, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2011)

10.20	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011)
10.21	Supplement to Subscription Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011)

10.22
Services and Employee Leasing Agreement dated June 1, 2011 (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2011) +

10.23
Amendment of Services and Employee Leasing Agreement dated August 1, 2011 (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2011) +

10.24	Third Amendment of Services and Employee Leasing Agreement dated October 1, 2011+*

10.25	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012)

10.26	Form of Note (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012)

10.27	Cancellation Agreement dated February 21, 2012 ((Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012)+

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012	SILVER HORN MINING LTD.
	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012
	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

SILVER HORN MINING LTD. AND SUBSIDIARIES
(EXPLORATION STAGE COMPANY)
December 31, 2011

Drake & Klein CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Silver Horn Mining Ltd.:

We have audited the accompanying consolidated balance sheets of Silver Horn Mining Ltd. and Subsidiaries (Exploration Stage Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from the inception of exploration stage from April 25, 2011 to December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Horn Mining Ltd. and Subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended and for the period from the inception of exploration stage from April 25, 2011 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Drake & Klein CPA’s

Drake & Klein CPA’s
Clearwater, Florida

March 27, 2012

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$15,047	$94,053
Prepaid expenses	39,945	85,542
Debt issuance cost - current portion	517	6,249

Total Current Assets	55,509	185,844

Debt issuance cost - long term portion	-	520

Total Assets	$55,509	$186,364

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$430,408	$215,195
Convertible debentures, net of debt discount	145,959	-
Derivative liabilities	-	6,708,815
Liabilities of discontinued operations	112,397	155,641

Total Current Liabilities	688,764	7,079,651

LONG-TERM LIABILITIES:
Convertible debentures, net of debt discount	-	317,292

Total Liabilities	688,764	7,396,943

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Common stock; $0.0001 par value; 750,000,000 shares
authorized; 225,833,555 and 170,613,692 shares issued
and outstanding, respectively	22,583	17,061
Additional paid-in capital	44,125,952	28,831,876
Accumulated deficit	(41,947,270)	(36,059,816)
Accumulated deficit since inception of exploration stage (April 25, 2011)	(2,834,820)	-

Total Stockholders' Deficit	(633,255)	(7,210,579)

Total Liabilities and Stockholders' Deficit	$55,509	$186,364

See accompanying notes to consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			Inception of
			Exploration stage
			(April 25, 2011)
	For the Year Ended		through
	December 31,		December 31,
	2011	2010	2011

Net revenues	-	$-	$-

Operating expenses:
Payroll expense and stock based compensation	527,370	1,069,500	510,370
Exploration cost	156,363	-	156,363
Impaiment of mineral rights	500,000	-	500,000
Professional and consulting	418,746	2,885,571	308,249
General and administrative expenses	341,233	333,614	317,574

Total operating expenses	1,943,712	4,288,685	1,792,556

Loss from operations	(1,943,712)	(4,288,685)	(1,792,556)

Other income (expense)
Gain from settlement of debt	28,244	-	-
Interest income (expense), net	(658,155)	(439,788)	(361,324)
Derivative liability expense	-	(3,260,076)	-
Change in fair value of derivative liabilities	(6,148,651)	(2,490,252)	(680,940)

Total other expenses	(6,778,562)	(6,190,116)	(1,042,264)

Loss before provision for income taxes	(8,722,274)	(10,478,801)	(2,834,820)

Provision for income taxes	-	-	-

Loss from continuing operations	(8,722,274)	(10,478,801)	(2,834,820)

Loss from discontinued operations, net of tax	-	(1,100,605)	-

Net Loss	(8,722,274)	$(11,579,406)	$(2,834,820)

Loss per common share, basic and diluted:
Loss from continuing operations	(0.04)	$(0.06)	$(0.01)
Loss from discontinued operations	-	$(0.01)	$-

	(0.04)	$(0.06)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	202,095,090	179,382,182	211,081,555

See accompanying notes to consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2011 and 2010

	Preferred Stock - Series A				Additional Paid	Accumulated	Stockholders'
	$0.0001 Par Value		Common Stock		in Capital	Deficit	Deficit

Balance, December 31, 2009	3,000,000	$300	129,725,338	$12,972	$24,224,685	$(24,480,410)	$(242,453)

Issuance of common stock for services	-	-	44,388,354	4,439	3,180,561	-	3,185,000

Issuance of common stock in connection with an employment agreement	-	-	10,000,000	1,000	399,000	-	400,000

Issuance of common stock in connection with an asset purchase agreement	-	-	20,000,000	2,000	798,000	-	800,000

Issuance of common stock for cash	-	-	1,500,000	150	74,850	-	75,000

Contributed officer services	-	-	-	-	10,000	-	10,000

Contributed capital	-	-	-	-	75,000	-	75,000

Reclassification of derivative liability upon extinguishment of convertible debentures	-	-	-	-	66,280	-	66,280

Cancellation of common stock in connection with the spin off agreement	-	-	(30,000,000)	(3,000)	3,000	-	-

Cancellation of common stock issued for services rendered	-	-	(5,000,000)	(500)	500	-	-

Net Loss	-	-	-	-	-	(11,579,406)	(11,579,406)

Balance, December 31, 2010	3,000,000	300	170,613,692	17,061	28,831,876	(36,059,816)	(7,210,579)

Issuance of common stock for cash	-	-	11,000,000	1,100	548,900	-	550,000

Issuance of common stock for services	-	-	1,000,000	100	129,900	-	130,000

Issuance of common stock for accrued director's fees	-	-	219,863	22	9,978	-	10,000

Contributed capital	-	-	-	-	95,000	-	95,000

Reclassification of derivative liability upon extinguishment of convertible debentures	-	-	-	-	12,857,466	-	12,857,466

Issuance of common stock in connection with the conversion of convertible debentures	-	-	28,000,000	2,800	697,200	-	700,000

Issuance of common stock in connection with the exercise of warrants	-	-	5,000,000	500	124,500	-	125,000

Stock-based compensation in connection with options granted	-	-	-	-	332,132	-	332,132

Issuance of common stock in connection with the transfer and conveyance of unpatented mining claims	-	-	10,000,000	1,000	499,000	-	500,000

Net Loss	-	-	-	-	-	(8,722,274)	(8,722,274)

Balance, December 31, 2011	3,000,000	$300	225,833,555	$22,583	$44,125,952	$(44,782,090)	$(633,255)

See accompanying notes to consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception of
			Exploration stage
			(April 25, 2011)
	For the Year Ended		through
	December 31,		December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(8,722,274)	$(11,579,406)	$(2,834,820)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	-	5,358	-
Amortization of intangible asset	-	381	-
Amortization of prepaid expenses	140,601	19,158	95,034
Amortization of debt issuance costs	6,252	5,731	4,689
Amortization of debt discount	623,667	392,292	334,813
Impaiment of mineral rights	500,000	-	500,000
Impairment loss	-	1,216,295	-
Loss on abandonment of assets	-	39,927	-
Gain on disposal of discontinued operations	-	(424,131)	-
Derivative liability expense	-	3,260,076	-
Change in fair value of derivative liabilities	6,148,651	2,490,252	680,940
Stock based consulting	130,000	2,687,500	130,000
Stock based compensation expense	332,132	975,000	332,132
Contributed services	-	10,000	-
Gain from settlement of debt	(28,244)	-	-

(Increase) Decrease in:
Interest receivable	-	(2,157)	-
Prepaid expense	(95,004)	(182,200)	(20,804)
Deposits	-	(8,509)	-
Assets of discontinued operations	-	-	-

Increase (Decrease) in:
Accounts payable and accrued expenses	225,213	15,504	186,732
Liabilities of discontinued operations	(15,000)	272,868	-
Net cash used in operating activities	(754,006)	(806,061)	(591,284)

Cash flows from investing activities:
Cash acquired in acquisition	-	5,057	-
Cash used in acquisition	-	(110,000)	-
Payment of leasehold improvement	-	(13,325)	-
Purchase of equipment	-	(23,451)	-
Investment in note receivable	-	(171,100)	-
Net cash used in investing activities	-	(312,819)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	550,000	75,000	550,000
Proceeds from exercise of stock warrants	125,000	-	-
Net proceeds from debentures	-	937,500	-
Proceeds from related party advances	-	200,433	-
Net cash provided by financing activities	675,000	1,212,933	550,000

Net increase (decrease) in cash	(79,006)	94,053	(41,284)

Cash, beginning of period	94,053	-	56,331
Cash, end of year	$15,047	$94,053	$15,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of common stock in connection
with acquisition of business	$-	$800,000	$-
Contributed capital in connection with an extinguishment
of a convertible debenture	$95,000	$75,000	$31,666
Issuance of common stock for convertible debentures	$700,000	$-	$450,000
Issuance of common stock for accrued director's fees	$10,000	$-	$-
Reclassification of derivative liability to equity	$12,857,466	$-	$9,662,196
Issuance of common stock in connection with the transfer
and conveyance of certain silver mining claim	$500,000	$-	$500,000

See accompanying notes to consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, the Company changed its name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, the Company changed its name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, the Company had changed its name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”

The Company merged with a private Florida corporation known as World Energy Solutions, Inc. effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. (“A3D”) remained as the surviving entity as the legal acquirer, and the Company was the accounting acquirer.  On November 7, 2005, the Company had changed its name to World Energy Solutions, Inc. (“WESI”). On November 7, 2005, WESI merged with Professional Technical Systems, Inc. (“PTS”).  WESI remained as the surviving entity as the legal acquirer, while PTS was the accounting acquirer. On February 26, 2009, the Company had changed its name to EClips Energy Technologies, Inc. On April 25, 2011, the Company changed its name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.”.

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

On June 21, 2010, the Company, through its former wholly-owned subsidiary SD Acquisition Corp., a New York corporation (“SD”), acquired (the “Acquisition”) all of the business and assets and assumed certain liabilities of Brand Interaction Group, LLC, a New Jersey limited liability company (“BIG”) which is described below. In September 2010, the Company decided to discontinue the operations of SD because of the disappointing performance and negative results of its most recent fantasy league event in August 2010. In December 2010, the Company entered into a spin off agreement (the “Spinoff”) with BIG and Mr. Eric Simon, the Company’s former CEO, pursuant to which the Company returned the Superdraft business to Mr. Simon by exchanging 100% of the issued and outstanding capital stock of SD which owned and operated the Superdraft business, for the cancellation of 30,000,000 shares of the Company owned by Mr. Simon and BIG, the cancellation of the Asset Purchase Agreement and Employment Agreement entered into between the Company, Mr. Simon and BIG in June 2010.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under the Agreement BIG is obligated to make payments for a total of $95,000 directly to certain holders of the Company’s outstanding convertible debentures in order to retire or reduce amounts due and payable by the Company to such holders. In connection with the foregoing, BIG entered into a six month promissory note for $95,000 with the Company’s debenture holders, payable in six equal monthly installments on the first day of each succeeding calendar month in the amount of $15,833 with the first payment due in January 2011. Between January 2011 and June 2011, BIG has paid approximately $95,000 in connection with the spinoff agreement and such amount reduced the principal balance of the outstanding convertible debentures by $95,000 (see Note 4).

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

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services.  The carrying amounts of the major classes of these liabilities as of December 31, 2011 and 2010 are summarized as follows:

	December 31,	December 31,
	2011	2010
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(155,641)
Liabilities of discontinued operations	$112,397	$155,641

The following table sets forth for the years ended December 31, 2010, indicated selected financial data of the Company's discontinued operations. Discontinued operations during fiscal 2010 primarily consisted of the operations of the Company’s formerly owned subsidiary, SD Acquisition Corp. For the year ended December 31, 2011, there was no loss from discontinued operations.

December 31, 2010
Revenues	$178,645
Cost of sales	381,331
Gross (loss) profit	(202,686)
Operating and other non-operating expenses	(1,322,050)

Loss from discontinued operations	$(1,524,736)
Gain on disposal of discontinued operations (see below)	424,131
Loss from discontinued operations	$1,100,605

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

The spinoff of SD Acquisition Corp. is included in gain on disposal of discontinued operations and is calculated as follows during the year ended December 31, 2010:

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

FASB Accounting Standards Codification

The issuance by the FASB of the Accounting Standards Codification (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that GAAP is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification’s structural organization.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. During the year ended December 31, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to December 31, 2011:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2011	$3,102,896	$3,605,919
Extinguishment of derivative liability upon conversion of debt to equity	(6,672,748)	(6,184,718)
Change in fair value included in earnings	3,569,852	2,578,799
Balance at December 31, 2011	$-	$-

Total derivative liabilities at December 31, 2011 amounted to $0.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2011 and 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible debentures at December 31, 2011 and 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

Prepaid Expenses

Prepaid expenses of $39,945 and $85,542 at December 31, 2011 and 2010, respectively, include prepayments of insurance, public relation services and other administrative expenses which are being amortized over the terms of the agreements.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year ended December 31, 2011, the Company recorded impairment of mineral rights of $500,000. Management has performed an impairment analysis as of December 31, 2011 and determined such cost is not recoverable and exceeds fair value. In addition the Company has not identified proven and probable reserves in its mineral properties.

Mineral Property Acquisition and Exploration Costs

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the year ended December 31, 2011, the Company incurred exploration cost of $156,363. As of December 31, 2011, the Company has yet to establish proven or probable reserves on any of its mineral properties.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At December 31, 2011, the Company has 36,000,000 outstanding warrants, 30,000,000 outstanding options and 6,200,000 shares equivalent issuable pursuant to embedded conversion features. The Company has 41,000,000 outstanding warrants and 38,000,000 shares equivalent issuable pursuant to embedded conversion features at December 31, 2010.

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update does not have a material impact on the Company’s consolidated financial statements.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update does not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows. This update is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2011, the Company had an accumulated deficit of approximately $44.8 million, and a working capital deficiency of $633,255.  For the year ended December 31, 2011, the Company incurred net losses of $8,722,274 and had negative cash flows from operations in the amount of $754,006. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

In connection with the issuance of the 6% Senior Convertible Debentures, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $0 and $6,708,815 at December 31, 2011 and 2010, respectively. The loss resulting from the increase in fair value of this convertible instrument was $6,148,651 for the year ended December 31, 2011. Derivative liability expense and the gain resulting from the decrease in fair value of this convertible instrument was $3,260,076 and $2,490,252 for the year ended December 31, 2010. During the year ended December 31, 2011 and 2010, the Company reclassified $12,857,466 and $66, 280, respectively, of the derivative liability to paid-in capital due to the payment of convertible debentures, conversion of convertible debentures into common stock, the exercise of certain stock warrants in connection therewith and the termination of the down-round provision for convertible debentures and warrants after 18 months from such issuance.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

December 31, 2011

Expected volatility	207% - 257%
Expected term	0.25 - 4 Years
Risk-free interest rate	0.02% - 1.76%
Expected dividend yield	0%

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 5 – CONVERTIBLE DEBENTURES

On December 17, 2009, to obtain funding for working capital, the Company had entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue its 6% Senior Convertible Debentures for an aggregate purchase price of $75,000.  The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance.  The Debenture will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture. On February 4, 2010, the Company amended the terms of this agreement (see note below).

On February 4, 2010 the Company had entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $200,000 of its 6% convertible debentures for an aggregate purchase price of $200,000. The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The Debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture.  In connection with the Agreement, the Investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the Warrant on a cashless basis if the Fair Market Value (as defined in the Warrant) of one share of common stock is greater than the Initial Exercise Price. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $200,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. The Company paid a legal fee of $12,500 in connection with this debenture. Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. For the year ended December 31, 2011 and 2010, amortization of debt issuance cost amounted to $6,252 and $5,731, respectively, and is included in interest expense. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

On February 4, 2010, the Company had amended the 6% Senior Convertible Debentures agreement dated December 17, 2009 with a principal amount of $75,000.  Pursuant to the terms of the original agreement, the investor was granted the right to receive the benefit of any more favorable terms or provisions provided to subsequent investors for a period of 18 months following the closing of the transaction.  As a result of the issuance of the $200,000 note payable above, the investor was issued a Debenture in the aggregate principal amount of $75,000 and received a warrant to purchase 1,500,000 shares of the Company’s common stock on the same terms and conditions as previously described.  The original Debenture was cancelled. These warrants were treated as an additional discount on the 6% Senior Convertible debentures amounting to $7,610 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture was equivalent to $0.025 and the warrants increased to 3,000,000 shares of the Company’s common stock. During 2010, in a private equity transaction, a shareholder of the Company transferred 3,000,000 shares of the Company’s common stock he owned to the holder of this Senior Convertible Debentures amounting to $75,000. As a result of this private equity transaction and pursuant to a release notice agreement, the Company was released from this Senior Convertible Debentures. During fiscal 2010, the Company cancelled such debenture and recognized capital contribution of $75,000 to additional paid in capital.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 5 – CONVERTIBLE DEBENTURES (continued)

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

In December 2011, the note holders of the Company’s 6% convertible debentures converted a total principal amount of $325,000 of the convertible debentures into common stock. The Company issued 13,000,000 shares in connection with the conversion of these convertible debentures. The fair value of such shares issued amounted to $0.025 per share.

Between January 2011 and June 2011, BIG has paid approximately $95,000 in connection with the spinoff agreement entered into during fiscal 2010 and such amount reduced the principal balance of the outstanding convertible debentures held by the Company’s debenture holders and recognized capital contribution of $95,000 to additional paid in capital.

At December 31, 2011 and 2010, convertible debentures – current portion consisted of the following:

	December 31, 2011	December 31, 2010
Convertible debentures – current portion	$155,000	$—

Less: debt discount	(9,041)	—

Long-term convertible debentures – net	$145,959	$—

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 5 – CONVERTIBLE DEBENTURES (continued)

At December 31, 2011 and 2010, convertible debentures – long term portion consisted of the following:

	December 31, 2011	December 31, 2010
Convertible debentures – long term portion	$-	$950,000

Less: debt discount	-	(632,708)

Long-term convertible debentures – net	$-	$317,292

Total amortization of debt discounts for the convertible debentures amounted to $623,667 and $392,292 for the year ended December 31, 2011 and 2010, respectively, and is included in interest expense. Accrued interest as of December 31, 2011 and 2010 amounted to $71,305 and $42,916 respectively.

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

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company had been converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company had been converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values were retroactively stated at the effective date of merger. Except as otherwise noted, amounts set forth as of December 31, 2011 reflects the effect of the merger.

The authorized capital of the Company consists of 750,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share of which 3,000,000 shares have been designated as series A Preferred Stock.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

Each share of Series A Preferred Stock is convertible into one share each of the Company’s common stock, subject to equitable adjustments after such events as stock dividends, stock splits or fundamental corporate transactions. The holders of the Company’s Series A Preferred Stock are entitled to 250 votes for each share of Series A Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited.  In the event of a  liquidation, dissolution or winding up of our business, the holder of the Series A Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series A Preferred Stock’s preferential payment and over the Company’s common stock.

Common Stock

On February 4, 2010, the Company had entered into a Consulting Agreement with Colonial Ventures, LLC (the “Consultant”), a company controlled by former CEO of the Company. Pursuant to the Agreement, the Company shall pay Consultant $10,000 per month during the term of the Agreement. The Company issued 10,000,000 (post-merger) shares pursuant to this consulting agreement, 50% of which vested upon execution of the Agreement and the remaining 50% of which will vest on the one year anniversary of the Agreement as long as the Consultant is still engaged by the Company and Designated Person is still serving as chief executive officer or as a member of the board of directors of the Company. The Company valued these common shares at the fair market value on the date of grant of $575,000.  On December 13, 2010, the Company’s Consulting Agreement with Colonial Ventures, LLC was amended by cancelling certain unvested shares issued to or on behalf of the Consultant as compensation.  As a result 5,000,000 shares of the Company’s common stock have been returned for cancellation. In connection with the issuance of these shares during the year ended December 31, 2010, the Company recorded stock based compensation of $575,000. In connection with the return of the 5,000,000 shares of common stock, the Company recorded such cancellation of shares at par value. As of December 31, 2010, such consulting agreement has been terminated by the Company.

On February 5, 2010, the Company issued an aggregate of 6,000,000 shares (12,000,000 post-merger) of the Company’s common stock of the Company to two persons for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.115 per share or $690,000. In connection with the issuance of these shares during the year ended December 31, 2010, the Company recorded stock based consulting of $690,000.

On April 15, 2010, the Company issued an aggregate of 22,388,354 shares of the Company’s common stock of the Company to two consultants for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $1,920,000. In connection with the issuance of these shares during the year ended December 31, 2010, the Company recorded stock based consulting of $1,920,000.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

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

In June 2011, a note holder (the “Assignor”) of the Company’s 6% convertible debentures entered into an Assignment agreement with two unrelated parties (the “Assignees”) whereby the Assignor assigned a total principal amount of $125,000 of the convertible debentures (the “Assigned Debenture”). The Assignees purchased the Assigned Debenture for $125,000. Contemporaneously with the closing of this agreement, the Assignees converted the Assigned Debenture into shares of the Company’s common stock. The Company issued 5,000,000 shares in connection with the conversion of the Assigned Debenture. The fair value of such shares issued amounted to $0.025 per share.

On May 2, 2011, the Board of Directors appointed Daniel Bleak as Chairman and Chief Executive Officer. On May 2, 2011 the Company issued to Daniel Bleak 10 million shares of the Company’s common stock and a five year option to purchase 30 million shares of Common Stock.   The option may be exercised for cash or shares of Common Stock at an exercise price of $0.05 per share.  The options vest and become exercisable in equal installments of the first three anniversaries of the effective date, provided Mr. Bleak continues to serve the Company as a director on such dates.  The option was issued in connection with the appointment of Mr. Bleak as the Chairman and Chief Executive of the Company and the transfer and conveyance of certain silver mining claims owned by Can-Am Gold Corp. whereby its President and sole director is Mr. Bleak.  The Company valued these common shares at the recent subscription price on the date of grant at $0.05 per share (based on the recent selling price of the Company’s common stock below) or $500,000. Accordingly, the Company recorded mineral cost of $500,000 in connection with the transfer and conveyance of certain silver mining claims to the Company.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

In December 2011, the note holders of the Company’s 6% convertible debentures converted a total principal amount of $325,000 of the convertible debentures into common stock. The Company issued 13,000,000 shares in connection with the conversion of these convertible debentures. The conversion price of such shares issued amounted to $0.025 per share.

In December 2011, the Company issued 1,000,000 shares of the Company’s common stock of the Company to a consultant for consulting and investor relations services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.13 per share or $130,000. In connection with the issuance of these shares during the year ended December 31, 2011, the Company recorded stock based consulting of $130,000.

Stock Options

On May 2, 2011, the Board of Directors appointed Daniel Bleak as Chairman and Chief Executive Officer. On May 2, 2011 the Company issued to Daniel Bleak a five year option to purchase 30 million shares of Common Stock.   The option may be exercised for cash or shares of Common Stock at an exercise price of $0.05 per share as defined in the option agreement.  The options vest and become exercisable in equal installments of the first three anniversaries of the effective date, provided Mr. Bleak continues to serve the Company as a director on such dates.  The option was issued in connection with the appointment of Mr. Bleak as the Chairman and Chief Executive of the Company and the transfer and conveyance of certain silver mining claims owned by Can-Am Gold Corp. whereby its President and sole director is Mr. Bleak. The 30 million options were valued on the grant date at $0.05 per option or a total of $1,494,596 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the recent selling price of the Company’s common stock), volatility of 259%, expected term of 5 years, and a risk free interest rate of 1.96%. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $332,132.

A summary of the status of the Company's outstanding stock options as of December 31, 2011 and changes during the period then ended is as follows:

A summary of the stock options as of December 31, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of year	-	$-	-
Granted	30,000,000	0.05	5.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at the end of year	30,000,000	$0.05	4.58

Options exercisable at end of year	-	$-
Options expected to vest	-
Weighted average fair value of options granted during the year		$0.05

Stock options outstanding at December 31, 2011 as disclosed in the above table have approximately $2,700,000 intrinsic value at the end of the year.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of December 31, 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2009	-	$-
Granted	41,000,000	0.025
Exercised	-	-
Balance at December 31, 2010	41,000,000	0.025
Granted	-	-
Exercised	(5,000,000)	0.025
Balance at December 31, 2011	36,000,000	$0.025

Warrants exercisable at end of year	36,000,000	$0.025
Weighted average fair value of warrants granted during the year		$-

The following table summarizes the Company's stock warrants outstanding at December 31, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.025	36,000,000	3.31 Years	$0.025	36,000,000	$0.025
	36,000,000		$0.025	36,000,000	$0.025

The following table summarizes the Company's stock warrants outstanding at December 31, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.025	41,000,000	4.31 Years	$0.025	41,000,000	$0.025
	41,000,000		$0.025	41,000,000	$0.025

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Settlement Agreement

In March 2011, the Company entered into a Settlement and Release Agreement (the “Agreement”) with an unrelated party whereby the Company settled the amounts due to the unrelated party for past legal services provided amounting to approximately $15,000 and certain lease payments in connection with the Company’s previous headquarters in Florida amounting to approximately $28,000 which amounts were included in the liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2010. Pursuant to this agreement, the Company paid $15,000 to release the Company from further obligation including the termination of the lease in Florida. Accordingly, the Company recorded a gain from settlement of debt of $28,244 during the year ended December 31, 2011.

Services and Employee Leasing Agreement

On June 1, 2011, the Company entered into a Services and Employee Leasing Agreement (the “Agreement”) with MJI Resource Management Corp.  (“MJI”) pursuant to which the Company agreed to pay MJI $15,000 a month and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.   On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 a month as defined in the amended Agreement. Associated expenses include general administrative costs, rent, utilities and office supplies. The term of this Agreement shall commence for a period of 5 years. This Agreement may be terminated at any time by either party by giving a written notice to the other party and shall terminate 180 days following the delivery of such notice. Mr. Eckersley, one of the Company’s directors, was the former President of MJI.

Litigation

On January 20, 2012, a default judgment was entered against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, for the amount of $47,362 stemming from a complaint filed against us on November 7, 2011 by Brimmer, Burke & Keelan, L.L.P., alleging non -payment for accounting services provided to our predecessor World Energy Solutions, Inc. in 2008. Such amount is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheet.

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

Between May 2011 and September 2011 the Company rented warehouse space in Apache Junction, Arizona from Pinal Realty Investments, Inc. pursuant to a month to month lease agreement. The Company paid Pinal Realty Investments, Inc., an aggregate of $1,000 a month in rent and management fees. Mr. Bleak and his son each own 16.45% of Pinal Realty Investments, Inc. The Company terminated such lease agreement on September 1, 2011. The Company moved to its current facilities in Apache Junction, Arizona on October 3, 2011. Rental fee is included in the associated expenses paid pursuant to an amended Services and Employee Leasing Agreement as discussed below. Mr. Eckersley was the former President of MJI.

On June 1, 2011, the Company entered into a Services and Employee Leasing Agreement with MJI pursuant to which the Company agreed to pay MJI $15,000 a month and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting, and resource location services.  The Company also pays the six employees an aggregate of $11,000 a month.  This Agreement may be terminated at any time by either party. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 a month as defined in the amended Agreement. Mr. Eckersley, one of the Company’s directors, was the former President of MJI.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $20.8 million at December 31, 2011, expiring through the year 2031. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 9 – INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Tax benefit computed at "expected" statutory rate	$(2,965,573)	$(3,936,998)
State income taxes, net of benefit	(54,330)	(62,996)
Permanent differences :
Stock based compensation and consulting	157,125	1,245,250
Derivative expense	-	1,108,426
Loss from change in fair value of derivative liability	2,090,541	846,686
Amortization of debt discount	212,047	133,379
Impairment loss	170,000	354,633
Other permanent differences	-	123,286

Increase in valuation allowance	390,190	188,334
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets: Net operating loss carryforward	$8,202,324	$7,812,134
Other	-	-
Total deferred tax assets	$8,202,324	$7,812,134

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$-
Total deferred tax liabilities	$-	$-

Net deferred tax asset before valuation allowance	$8,202,324	$7,812,134
Less: valuation allowance	(8,202,324)	(7,812,134)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2011 and 2010, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $390,190.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 10 – SUBSEQUENT EVENTS

On February 7, 2012, the note holders of the Company’s 6% convertible debentures converted a total principal amount of $55,000 of the convertible debentures into common stock. The Company issued 2,200,000 shares in connection with the conversion of these convertible debentures. The conversion price of such shares issued amounted to $0.025 per share.

On February 21, 2012, the Company entered into a stock option cancellation agreement (the “Cancellation Agreement”) with Daniel Bleak, pursuant to which the stock option (the “Option”) to purchase 30,000,000 shares of common stock granted on May 2, 2011 to Mr. Bleak in connection with his appointment as the Chairman and Chief Executive Officer of the Company was cancelled.  As of the date of the Cancellation Agreement, the entire Option remained unexercised.

On February 21, 2012 the Company granted Mr. Bleak 25,000,000 restricted shares of common stock as compensation for his continued services. The Company valued these common shares at the fair market value on the date of grant at $0.14 per share or $3,500,000.

On February 29, 2012, the Company entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882.35 of convertible promissory notes (the “Notes”) at an aggregate purchase price of $90,000.  These investors include Daniel Bleak and several of the Company’s existing shareholders.   Unless earlier converted or immediately due and payable upon an event of default, the Notes shall mature on February 28, 2013.

The face value of each Note may be converted at the holder’s option, in whole or in part, at any time at least three months following the date of issuance into shares of the Company’s common stock at a conversion price of $0.05 per share, subject to adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like.   Further, at any time prior to the maturity date or conversion as set forth in the prior sentence, the face value of each Note shall be exchanged into the applicable dollar amount of equity securities issued by the Company in a subsequent financing of at least $1,000,000 at a conversion price of $0.05 per share of the Company’s common stock. Until such time that the Notes are no longer outstanding, without the consent of the holders, the Company is prohibited from incurring certain debt, selling any accounts receivable or declaring any dividend.