Form 10-Q
period 2012-03-31
SILVER HORN MINING LTD.
filed 2012-05-11
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  253,033,555 shares of common stock are issued and outstanding as of May 15, 2012.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
March 31, 2012

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Silver Horn,” “Eclips,” “we,” “us,” “our” and similar terms refer to Silver Horn Mining Ltd., a Delaware corporation, and subsidiaries.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$10,669	$15,047
Prepaid expenses	21,347	39,945
Debt issuance cost - current portion	-	517

Total Assets	$32,016	$55,509

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$586,984	$430,408
Convertible debentures and notes payable, net of debt discount	108,824	145,959
Liabilities of discontinued operations	112,397	112,397

Total Liabilities	808,205	688,764

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Common stock; $0.0001 par value; 750,000,000 shares
authorized; 253,033,555 and 225,833,555 shares issued
and outstanding as of March 31, 2012 and December 31, 2011, respectively	25,303	22,583
Additional paid-in capital	47,809,748	44,125,952
Accumulated deficit	(41,947,270)	(41,947,270)
Accumulated deficit since inception of exploration stage (April 25, 2011)	(6,664,270)	(2,834,820)

Total Stockholders' Deficit	(776,189)	(633,255)

Total Liabilities and Stockholders' Deficit	$32,016	$55,509

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			Inception of
			Exploration stage
			(April 25, 2011)
	For the Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	-	$-	$-

Operating expenses:
Payroll expense and stock based compensation	3,627,912	9,000	4,138,282
Exploration cost	10,949	-	167,312
Impaiment of mineral rights	-	-	500,000
Professional and consulting	70,987	118,815	379,236
General and administrative expenses	99,381	15,837	416,955

Total operating expenses	3,809,229	143,652	5,601,785

Loss from operations	(3,809,229)	(143,652)	(5,601,785)

Other income (expense)
Gain from settlement of debt	-	28,244	-
Interest income (expense), net	(20,221)	(296,831)	(381,545)
Change in fair value of derivative liabilities	-	(5,467,711)	(680,940)

Total other expenses	(20,221)	(5,736,298)	(1,062,485)

Net Loss	(3,829,450)	$(5,879,950)	$(6,664,270)

NET LOSS PER COMMON SHARE:
Basic and Diluted	(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	237,901,687	181,649,788	218,238,833

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception of
			Exploration stage
			(April 25, 2011)
	For the Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,829,450)	$(5,879,950)	$(6,664,270)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of prepaid expenses	-	45,567	95,034
Amortization of debt issuance costs	517	1,563	5,206
Amortization of debt discount	17,865	288,854	352,678
Impaiment of mineral rights	-	-	500,000
Change in fair value of derivative liabilities	-	5,467,711	680,940
Stock based consulting	-	-	130,000
Stock based compensation expense	41,516	-	373,648
Common stock issued for services	3,500,000	-	3,500,000
Gain from settlement of debt	-	(28,244)	-

(Increase) Decrease in:
Prepaid expense	18,598	(24,200)	(2,206)

Increase (Decrease) in:
Accounts payable and accrued expenses	156,576	54,156	343,308
Liabilities of discontinued operations	-	(15,000)	-
Net cash used in operating activities	(94,378)	(89,543)	(685,662)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	550,000
Proceeds from exercise of stock warrants	-	125,000	-
Net proceeds from debentures	90,000	-	90,000
Net cash provided by financing activities	90,000	125,000	640,000

Net increase (decrease) in cash	(4,378)	35,457	(45,662)

Cash, beginning of period	15,047	94,053	56,331
Cash, end of period	$10,669	$129,510	$10,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of common stock in connection
with acquisition of business	$-	$-	$-
Contributed capital in connection with an extinguishment
of a convertible debenture	$-	$47,500	$31,666
Issuance of common stock for convertible debentures	$55,000	$250,000	$505,000
Issuance of common stock for accrued director's fees	$-	$10,000	$-
Reclassification of derivative liability to equity	$-	$3,195,270	$9,662,196
Issuance of common stock in connection with the transfer
and conveyance of certain silver mining claim	$-	$-	$500,000
Beneficial conversion feature and debt discount in connection with the
issuance of convertible promissory notes	$105,882	$-	$105,882

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under the Agreement BIG is obligated to make payments for a total of $95,000 directly to certain holders of the Company’s outstanding convertible debentures in order to retire or reduce amounts due and payable by the Company to such holders. In connection with the foregoing, BIG entered into a six month promissory note for $95,000 with the Company’s debenture holders, payable in six equal monthly installments on the first day of each succeeding calendar month in the amount of $15,833 with the first payment due in January 2011. Between January 2011 and June 2011, BIG has paid approximately $95,000 in connection with the spinoff agreement and such amount reduced the principal balance of the outstanding convertible debentures by $95,000.

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

Discontinued Operations

The Company’s former operations were developing and manufacturing products and services, which reduce fuel costs, save power & energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.  Additionally, in September 2010, the Company decided to discontinue the operations of SD Acquisition Corp. because of the disappointing performance and negative results of its fantasy league event in August 2010.

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services.  The carrying amounts of the major classes of these liabilities as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$112,397	$112,397

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes as of and for the year ended December 31, 2011, included in the Company’s Form 10-K at December 31, 2011.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2012, and the results of operations and cash flows for the three months ending March 31, 2012 have been included. The results of operations for the three months ending March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discount and common stock issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At March 31, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair value of financial instruments

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying amount of convertible debentures at March 31, 2012, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Prepaid Expenses

Prepaid expenses of $21,347 and $39,945 at March 31, 2012 and December 31, 2011, respectively, include prepayments of insurance, public relation services and other administrative expenses which are being amortized over the terms of the agreements.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the three months ended March 31, 2012 and 2011, the Company does not have long-lived assets and therefore did not consider it necessary to record any impairment charges.

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2012, the Company incurred exploration cost of $10,949. As of March 31, 2012, the Company has yet to establish proven or probable reserves on any of its mineral properties.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At March 31, 2012, the Company has 36,000,000 outstanding warrants and 6,117,640 shares equivalent issuable pursuant to embedded conversion features.  At March 31, 2011, the Company has 36,000,000 outstanding warrants and 26,100,000 shares equivalent issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12) , which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. Management believes the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements, as it only requires a change in the format of presentation.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2012, the Company had an accumulated deficit of approximately $48.6 million, and a working capital deficiency of $776,189.  For the three months ended March 31, 2012, the Company incurred net losses of $3,829,450 and had negative cash flows from operations in the amount of $94,378. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

NOTE 3 – MINERAL CLAIMS

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

THE 76 PROPERTY

The 76 Property is located in Yavapai County, Arizona, 50 miles northwest of Pheonix, Arizona.  The property consists of 36 federal unpatented lode mining claims on Bureau of Land Management (“BLM”) land totaling 720 acres that the Company acquired pursuant to a quitclaim deed that was purchased from Can-Am Gold Corp. for $10.00 on April 26, 2011 (see Note 7).  To maintain the mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus an annual fee of $10 per claim per year to Yavapai County.  The Company is currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development. The 76 Property does not currently have any reserves.  All activities undertaken and currently proposed at the 76 Property are exploratory in nature.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 3 – MINERAL CLAIMS (continued)

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

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

On December 17, 2009, to obtain funding for working capital, the Company had entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue its 6% Senior Convertible Debentures for an aggregate purchase price of $75,000.  The Debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance.  The Debenture will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the Debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the Debenture. On February 4, 2010, the Company had amended the terms of this agreement (see note below).

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
March 31, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

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

Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. For the three months ended March 31, 2012 and 2011, amortization of debt issuance cost amounted to $517 and $1,563, respectively, and is included in interest expense. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

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

Between March 2010 and June 2010, the Company had entered into securities purchase agreements with accredited investors pursuant to which the Company agreed to issue an aggregate of $750,000 of its 6% Senior Convertible Debentures with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investors received warrants to purchase 30,000,000 shares of the Company’s common stock. The Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.025, subject to adjustment in certain circumstances. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% Senior Convertible debentures and were valued at $750,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 211%; risk-free interest rate of 2.43% and an expected holding period of five years.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

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

In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible debentures above included a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. During fiscal year 2011, the down-round provisions for convertible debentures and warrants were terminated after 18 months from such issuance pursuant to the Debenture agreement and thus no longer considered a derivative.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

On February 29, 2012, the Company entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882 of convertible promissory notes (the “Notes”) at an aggregate purchase price of $90,000.  These investors include Daniel Bleak and several of the Company’s existing shareholders.   Unless earlier converted or immediately due and payable upon an event of default, the Notes shall mature on February 28, 2013. The Company acknowledges and agrees that this Note was issued at an original issue discount.  No regularly scheduled interest payments shall be paid on this Note.  Except as otherwise set forth in this Note, the Company may not prepay any portion of the principal amount of this Note without the prior written consent of the note holders.

The face value of each Note may be converted at the holder’s option, in whole or in part, at any time at least three months following the date of issuance into shares of the Company’s common stock at a conversion price of $0.05 per share, shall be subject to adjustment in the case of stock splits, reclassifications, reorganizations, and mergers or consolidations upon issuances at less than the conversion price.   Further, at any time prior to the maturity date or conversion as set forth in the prior sentence, the face value of each Note shall be exchanged into the applicable dollar amount of equity securities issued by the Company in a subsequent financing of at least $1,000,000 at a conversion price of $0.05 per share of the Company’s common stock. Until such time that the Notes are no longer outstanding, without the consent of the holders, the Company is prohibited from incurring certain debt, selling any accounts receivable or declaring any dividend. The Company concluded that since these Notes do not include a down-round provision under which the conversion price could be affected by future equity offerings, this Note was not considered a derivative.

The Company recorded a debt discount of $15,882 which represents the difference between the principal amount of $105,882 over the proceeds received or $90,000. Additionally, in accordance with ASC 470-20-25, the Notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These Notes were fully convertible at the issuance date thus the value of the beneficial conversion were treated as a discount and were valued at $90,000. The total debt discount of $105,882 shall be amortized over the term of the Notes.

At March 31, 2012 and December 31, 2011, convertible debentures and notes payable consisted of the following:

	March 31, 2012	December 31, 2011
Convertible debentures and notes payable	$205,882	$155,000

Less: debt discount	(97,058)	(9,041)

Convertible debentures and notes payable– net	$108,824	$145,959

Total amortization of debt discounts for the convertible debentures amounted to $17,865 and $288,854 for the three months ended March 31, 2012 and 2011, respectively, and is included in interest expense. Accrued interest as of March 31, 2012 and December 31, 2011 amounted to $73,145 and $71,305 respectively, and is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheets.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company had been converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company had been converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values were retroactively stated at the effective date of merger. Except as otherwise noted, amounts set forth as of March 31, 2012 reflects the effect of the merger.

The authorized capital of the Company consists of 750,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share of which 3,000,000 shares have been designated as series A Preferred Stock.

Each share of Series A Preferred Stock is convertible into one share each of the Company’s common stock, subject to equitable adjustments after such events as stock dividends, stock splits or fundamental corporate transactions. The holders of the Company’s Series A Preferred Stock are entitled to 250 votes for each share of Series A Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited.  In the event of a  liquidation, dissolution or winding up of our business, the holder of the Series A Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series A Preferred Stock’s preferential payment and over the Company’s common stock. The Series A Preferred stock does not include any mandatory redeemable provisions.

Common Stock

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
March 31, 2012

NOTE 5 - STOCKHOLDERS’ DEFICIT (continued)

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

On February 21, 2012, the Company entered into a stock option cancellation agreement (the “Cancellation Agreement”) with Daniel Bleak, pursuant to which the stock option to purchase 30 million shares of common stock granted on May 2, 2011 to Mr. Bleak in connection with his appointment as the Chairman and Chief Executive Officer of the Company was cancelled.

For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense of $41,516 and $0.

A summary of the status of the Company's outstanding stock options and changes during the period then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at beginning of year	30,000,000	$0.05	4.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	(30,000,000)	0.05	4.41
Balance outstanding at March 31, 2012	-	$-	-

Options exercisable at March 31, 2012	-	$-
Options expected to vest	-
Weighted average fair value of options granted during the three months ended March 31, 2012		$-

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 5 - STOCKHOLDERS’ DEFICIT (continued)

Stock Warrants

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	36,000,000	$0.025
Granted	-	-
Exercised	-	-
Balance at March 31, 2012	36,000,000	$0.025

Warrants exercisable at March 31, 2012	36,000,000	$0.025
Weighted average fair value of warrants granted during the three months ended March 31, 2012		$-

The following table summarizes the Company's stock warrants outstanding at March 31, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.025	36,000,000	3.06 Years	$0.025	36,000,000	$0.025
	36,000,000		$0.025	36,000,000	$0.025

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

Litigation

On January 20, 2012, a default judgment was entered against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, for the amount of $47,362 stemming from a complaint filed against us on November 7, 2011 by Brimmer, Burke & Keelan, LLP., for non -payment of accounting services provided to the Company’s predecessor World Energy Solutions, Inc. in 2008. Such amount is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheet.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

 On February 29, 2012, the Company entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000.  These investors include Daniel Bleak and several of the Company’s existing shareholders (see Note 4).

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to March 31, 2012, through the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.  The Company did not identify any events or transactions through date the consolidated financial statements were issued, that should be recognized or disclosed in the accompanying consolidated financial statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate.  It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  We do not assume any obligation to update any forward-looking statement.  As a result, investors should not place undue reliance on these forward-looking statements.

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

For the three months ended March 31, 2012, we had a net loss of $3,829,450, and net cash used in operations of $94,378, at March 31, 2012. At March 31, 2012, we had a working capital deficiency of $776,189. Additionally, at March 31, 2012, we had an accumulated deficit of approximately $48.6 million and stockholder’s deficit of $776,189. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discount and common stock issued for services.

Exploration Stage Company

The Company has been in the exploration stage since April 25, 2011 and has not yet realized any revenues from its planned operations. The Company intends to focus on acquiring and exploring natural resource properties. Accordingly, the Company is an exploration stage company as defined in ASC 915 “Development Stage Entities”.

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

Recent Accounting Pronouncements

                       In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles - Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on our consolidated financial position and results of operations.

                     In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12) , which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. The adoption does not have any material impact on our consolidated financial position and results of operations.

                    Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Net Revenues.  We have not generated revenues during the three months ended March 31, 2012 and 2011.

Operating Expenses.   Total operating expenses for the three months ended March 31, 2012 were $3,809,229, an increase of $3,665,577, or approximately 2,552%, from total operating expenses for the three months ended March 31, 2011 of $143,652. This increase (decrease) is primarily attributable to:

Payroll and stock based compensation expenses were $3,627,912 and $9,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $3,618,912 or 40,210%. The increase during the three months ended March 31, 2012 was primarily attributable to the 25 million shares of our common stock issued to Mr. Bleak as compensation for his continued services valued at $3,500,000.

Exploration costs were $10,949 and $0 for the three months ended March 31, 2012 and 2011, respectively, an increase of $10,949. Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. We did not have a comparable expense during the three months ended March 31, 2011.

Professional and consulting expenses were $70,987 and $118,815 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $47,828 or 40%.  Professional expenses were incurred for our audits and public filing requirements.  The decrease during the three months ended March 31, 2012 was primarily attributable to the decrease in legal fees of approximately $47,000.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $99,381 for the three months ended March 31, 2012, as compared to $15,837 for the three months ended March 31, 2011, an increase of  $83,544 or 528%. The increase in general and administrative expenses is primarily attributable to management fees of $75,000 which was incurred pursuant to the Services and Employee Leasing Agreement with MJI Resource Management Corp. We expect general and administrative expenses to increase for the remainder of our current fiscal year due to an increase in operations and the expected overall growth in our business as we focus our business efforts on the acquisition and exploration of properties that may contain mineral resources.

Total Other Expense. Our total other expenses during the three months ended March 31, 2012 primarily included expenses associated with interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We had recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of $0 and $5,467,711 during the three months ended March 31, 2012 and 2011, respectively. The increase/decrease in fair value of the derivative liabilities had been recognized as other expense/income. We no longer have derivative liability as of March 31, 2012 and December 31, 2011 as the down-round provision under the terms of the convertible debentures had expired 18 months after such issuance of the convertible debentures.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The decrease in interest expense when compared to the same period in 2012 is primarily attributable to the decrease in amortization of the debt discount by approximately $271,000 during the three months ended March 31, 2012 associated with the 6% convertible debenture.

Loss from Operations

We recorded loss from operations of $3,809,229 for the three months ended March 31, 2012 as compared to $143,652 for the three months ended March 31, 2011.

Net Loss

We recorded net loss of $3,829,450 for the three months ended March 31, 2012 as compared to $5,879,950 for the three months ended March 31, 2011. As a result of the factors described above, our loss from continuing operations per share (basic and diluted) for the three months ended March 31, 2012 and 2011 were $0.02 and $0.03 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2012, we had a cash balance of $10,669. Our working capital deficit is $776,189 at March 31, 2012. We reported a net loss of $3,829,450 during the three months ended March 31, 2012.  We do not anticipate we will be profitable in the rest of fiscal 2012.

We reported a net decrease in cash for the three months ended March 31, 2012 of $4,378. While we currently have no material commitments for capital expenditures, at March 31, 2012 we owed $205,882 (before debt discount) under various convertible debentures and notes payable.  During the three months ended March 31, 2012, we have raised net proceeds of $90,000 from the issuance of notes payable. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2012 amounted to $94,378 and were primarily attributable to our net losses of $3,829,450, offset by amortization of debt discount and debt issuance costs of $18,382, stock based compensation of $41,516, total changes in assets and liabilities of $175,174. These changes in assets and liabilities are primarily attributable to a decrease in prepaid expenses of $18,598, and increase in accounts payable and accrued expenses of $156,576.

 Net cash flows used in operating activities for the three months ended March 31, 2011 amounted to $89,543 and was primarily attributable to our net losses of $5,879,950, offset by amortization of debt discount and debt issuance costs of $290,417, change in fair value of derivative liabilities of $5,467,711, amortization of prepaid expenses of $45,567, total changes in assets and liabilities of $14,956 and add back gain from settlement of debt of $28,244. These changes in assets and liabilities are primarily attributable to an increase in prepaid expenses of $24,200, and increase in accounts payable and accrued expenses of $54,156.

Financing Activities

Net cash flows provided by financing activities were $90,000 for the three months ended March 31, 2012. We received net proceeds from issuance of notes payable of $90,000. Net cash flows provided by financing activities was $125,000 for the three months ended March 31, 2011. We received net proceeds from exercise of stock warrants of $125, 000.

Debenture Financing and Notes Payable

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

On February 29, 2012, we entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882 of convertible promissory notes (the “Notes”) at an aggregate purchase price of $90,000.  These investors include Daniel Bleak and several of the Company’s existing shareholders.   Unless earlier converted or immediately due and payable upon an event of default, the Notes shall mature on February 28, 2013. We acknowledge and agree that this Note was issued at an original issue discount.  No regularly scheduled interest payments shall be paid on this Note.  Except as otherwise set forth in this Note, we may not prepay any portion of the principal amount of this Note without the prior written consent of the note holders. The face value of each Note may be converted at the holder’s option, in whole or in part, at any time at least three months following the date of issuance into shares of the Company’s common stock at a conversion price of $0.05 per share, shall be subject to adjustment in the case of stock splits, reclassifications, reorganizations, and mergers or consolidations upon issuances at less than the conversion price.   Further, at any time prior to the maturity date or conversion as set forth in the prior sentence, the face value of each Note shall be exchanged into the applicable dollar amount of equity securities issued by the Company in a subsequent financing of at least $1,000,000 at a conversion price of $0.05 per share of the Company’s common stock. Until such time that the Notes are no longer outstanding, without the consent of the holders, the Company is prohibited from incurring certain debt, selling any accounts receivable or declaring any dividend.

At March 31, 2012, we owed $100,000 under these convertible debentures and  $105,882 under these Notes for a total debt of $205,882.

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

The following tables summarize our contractual obligations as of March 31, 2012.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:

Convertible debenture – and notes payable	$205,882	$205,882	$—	$—	$—
Total Contractual Obligations:	$205,882	$205,882	$—	$—	$—

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

               With respect to the quarterly period ending March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2012 due to our limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SILVER HORN MINING LTD.

Date: May 11, 2012	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial and accounting officer)