Form 10-Q
period 2012-06-30
SILVER HORN MINING LTD.
filed 2012-08-14
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2012, there were 253,033,555 shares of common stock, par value $0.0001, issued and outstanding.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
June 30, 2012

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Silver Horn,” “Eclips,” “we,” “us,” “our” and similar terms refer to Silver Horn Mining Ltd., a Delaware corporation, and subsidiaries.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$246	$15,047
Prepaid expenses	13,472	39,945
Debt issuance cost - current portion	-	517

Total Assets	$13,718	$55,509

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$804,766	$430,408
Convertible debentures and notes payable, net of debt discount	138,419	145,959
Derivative liabilities	166,893	-
Liabilities of discontinued operations	112,397	112,397

Total Liabilities	1,222,475	688,764

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Common stock; $0.0001 par value; 750,000,000 shares
authorized; 253,033,555 and 225,833,555 shares issued
and outstanding as of June 30, 2012 and December 31, 2011, respectively	25,303	22,583
Additional paid-in capital	47,809,748	44,125,952
Accumulated deficit	(41,947,270)	(41,947,270)
Accumulated deficit since inception of exploration stage (April 25, 2011)	(7,096,838)	(2,834,820)

Total Stockholders' Deficit	(1,208,757)	(633,255)

Total Liabilities and Stockholders' Deficit	$13,718	$55,509

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					Inception of
					Exploration stage
					(April 25, 2011)
	Three Months Ended June 30,		Six Months Ended June 30,		through
					June 30
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$-	$-	$-	$-

Operating expenses:
Payroll expense and stock based compensation	86,262	106,033	3,714,174	115,033	4,224,544
Exploration cost	29,587	61,620	40,536	61,620	196,899
Impaiment of mineral rights	-	500,000	-	500,000	500,000
Professional and consulting	38,324	145,279	109,311	264,094	417,560
General and administrative expenses	117,590	53,585	216,971	69,422	534,545

Total operating expenses	271,763	866,517	4,080,992	1,010,169	5,873,548

Loss from operations	(271,763)	(866,517)	(4,080,992)	(1,010,169)	(5,873,548)

Other income (expense)
Gain from settlement of debt	-	-	-	28,244	-
Interest income (expense), net	(31,411)	(160,348)	(51,632)	(457,179)	(412,956)
Derivative liability expense	(174,129)	-	(174,129)	-	(174,129)
Change in fair value of derivative liabilities	44,735	(7,594,470)	44,735	(13,062,181)	(636,205)

Total other expenses	(160,805)	(7,754,818)	(181,026)	(13,491,116)	(1,223,290)

Net Loss	(432,568)	(8,621,335)	(4,262,018)	$(14,501,285)	$(7,096,838)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$(0.04)	(0.02)	$(0.08)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	253,033,555	198,366,889	245,467,621	189,985,274	225,568,277

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception of
			Exploration stage
			(April 25, 2011)
	For the Six Months Ended		through
	June 30		June 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,262,018)	$(14,501,285)	$(7,096,838)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of prepaid expenses	-	96,343	95,034
Amortization of debt issuance costs	517	3,126	5,206
Amortization of debt discount	47,460	438,811	382,273
Impaiment of mineral rights	-	500,000	500,000
Derivative liability expense	174,129	-	174,129
Change in fair value of derivative liabilities	(44,735)	13,062,181	636,205
Stock based consulting	-	-	130,000
Stock based compensation expense	41,516	83,034	373,648
Common stock issued for services	3,500,000	-	3,500,000
Gain from settlement of debt	-	(28,244)	-

(Increase) Decrease in:
Prepaid expense	26,473	(87,505)	5,669

Increase (Decrease) in:
Accounts payable and accrued expenses	374,357	149,926	561,089
Liabilities of discontinued operations	-	(15,000)	-
Net cash used in operating activities	(142,301)	(298,613)	(733,585)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	550,000	550,000
Proceeds from exercise of stock warrants	-	125,000	-
Net proceeds from debentures	127,500	-	127,500
Net cash provided by financing activities	127,500	675,000	677,500

Net increase (decrease) in cash	(14,801)	376,387	(56,085)

Cash, beginning of period	15,047	94,053	56,331
Cash, end of period	$246	$470,440	$246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of common stock in connection
with acquisition of business	$-	$-	$-
Contributed capital in connection with an extinguishment
of a convertible debenture	$-	$95,000	$31,666
Issuance of common stock for convertible debentures	$55,000	$375,000	$505,000
Issuance of common stock for accrued director's fees	$-	$10,000	$-
Reclassification of derivative liability to equity	$-	$4,706,286	$9,662,196
Issuance of common stock in connection with the transfer
and conveyance of certain silver mining claim	$-	$-	$500,000
issuance of convertible promissory notes	$105,882	$-	$105,882

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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
June 30, 2012

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

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services.  The carrying amounts of the major classes of these liabilities as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
	2012	2011
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$112,397	$112,397

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2012, and the results of operations and cash flows for the six months ending June 30, 2012 have been included. The results of operations for the six months ending June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At June 30, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
June 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to June 30, 2012:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2012	$-	$-
Recognition of derivative liability	103,313	108,315
Extinguishment of derivative liability upon conversion of debt to equity	-	-
Change in fair value included in earnings	(22,188)	(22,547)
Balance at June 30, 2012	$81,125	$85,768

Total derivative liabilities at June 30, 2012 and December 31, 2011 amounted to $166,893 and $0, respectively.

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying amount of convertible notes and debentures at June 30, 2012, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Prepaid Expenses

Prepaid expenses of $13,472 and $39,945 at June 30, 2012 and December 31, 2011, respectively, include prepayments of insurance, public relation services and other administrative expenses which are being amortized over the terms of the agreements.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the six months ended June 30, 2012 and 2011, the Company does not have long-lived assets and therefore did not consider it necessary to record any impairment charges.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the six months ended June 30, 2012, the Company incurred exploration cost of $40,536. As of June 30, 2012, the Company has yet to establish proven or probable reserves on any of its mineral properties.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At June 30, 2012, the Company has 36,750,000 outstanding warrants and 6,967,640 shares equivalent issuable pursuant to embedded conversion features.  At June 30, 2011, the Company has 36,000,000 outstanding warrants, 30,000,000 outstanding options and 19,200,000 shares equivalent issuable pursuant to embedded conversion features.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2012, the FASB issued guidance to simplify how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance permits an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of the guidance is not expected to have a material impact on the Company’s financial statements.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2012, the Company had an accumulated deficit of approximately $49 million, and a working capital deficiency of $1.2 million.  For the six months ended June 30, 2012, the Company incurred net losses of $4,262,018 and had negative cash flows from operations in the amount of $142,301. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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
June 30, 2012

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
June 30, 2012

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

Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. For the six months ended June 30, 2012 and 2011, amortization of debt issuance cost amounted to $517 and $3,126, respectively, and is included in interest expense. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

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
June 30, 2012

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

On May 9, 2012 the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $37,500 of its 6% convertible debentures for an aggregate purchase price of $37,500. The debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the debenture.  In connection with the agreement, the investor received a warrant to purchase 750,000 shares of the Company’s common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the 6% convertible debentures and were valued at $37,500 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 241%; risk-free interest rate of 0.77% and an expected holding period of five years.

In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible debentures above included a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. During fiscal year 2011, the down-round provisions for convertible debentures and warrants that were issued during fiscal 2010 were terminated after 18 months from such issuance pursuant to the Debenture agreement and thus no longer considered derivatives. However, the down-round provisions for convertible debentures and warrants that were issued in May 2012 are considered derivative as of June 30, 2012 (see Note 8).

Convertible Notes Payable

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

At June 30, 2012 and December 31, 2011, convertible debentures and notes payable consisted of the following:

	June 30, 2012	December 31, 2011
Convertible debentures and notes payable	$243,382	$155,000

Less: debt discount	(104,963)	(9,041)

Convertible debentures and notes payable– net	$138,419	$145,959

Total amortization of debt discounts for the convertible debentures amounted to $47,460 and $438,811 for the six months ended June 30, 2012 and 2011, respectively, and is included in interest expense. Accrued interest as of June 30, 2012 and December 31, 2011 amounted to $74,961 and $71,305 respectively, and is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheets.

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

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company had been converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company had been converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values were retroactively stated at the effective date of merger. Except as otherwise noted, amounts set forth as of June 30, 2012 reflects the effect of the merger.

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
June 30, 2012

NOTE 5 - STOCKHOLDERS’ DEFICIT (continued)

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

For the six months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expense of $41,516 and $83,034.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5 - STOCKHOLDERS’ DEFICIT (continued)

A summary of the status of the Company's outstanding stock options and changes during the period then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2012	30,000,000	$0.05	4.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	(30,000,000)	0.05	4.41
Balance outstanding at June 30, 2012	-	$-	-

Options exercisable at June 30, 2012	-	$-
Options expected to vest	-
Weighted average fair value of options granted during the six months ended June 30, 2012		$-

Stock Warrants

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	36,000,000	$0.025
Granted	750,000	0.05
Exercised	-	-
Balance at June 30, 2012	36,750,000	$0.026

Warrants exercisable at June 30, 2012	36,750,000	$0.026
Weighted average fair value of warrants granted during the six months ended June 30, 2012		$-

The following table summarizes the Company's stock warrants outstanding at June 30, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.025	36,000,000	2.56 Years	$0.025	36,000,000	$0.025
0.05	750,000	4.86 Years	0.05	750,000	0.05
$0.026	36,750,000	2.61 Years	$0.026	36,750,000	$0.026

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

On March 16, 2012, the Company filed a complaint in the Mohave County Superior Court against John C. Cost and his affiliated entity, Applied Resource Science, to quiet title to the AMY unpatented mining claims at the Company’s COD property.  The Company had staked the AMY claims in June 2011 after conducting due diligence to verify that there were no existing mining claims at the COD property.  In September 2011, the Company received a letter from Mr. Cost claiming that the Company had overstaked Mr. Cost's claims.  The Company researched Mr. Cost's claims, and did not find any evidence that he had located the mining claims.  The Company believes that Mr. Cost filed location notices with the Bureau of Land Management and back-dated them so as to appear to supersede the Company's AMY claims.

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
June 30, 2012

NOTE 8 – DERIVATIVE LIABILITIES

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

In connection with the issuance of the 6% convertible debenture in May 2012, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture (see Note 4). Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $166,893 and $0 at June 30, 2012 and December 31, 2011, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $44,735 and $13,062,181 for the six months ended June 30, 2012 and 2011, respectively. Derivative liability expense was $174,129 for the six months ended June 30, 2012.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2012

Expected volatility	238% - 241%
Expected term	2 Years
Risk-free interest rate	0.27% - 0.33%
Expected dividend yield	0%

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to June 30, 2012, through the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.  The Company did not identify any events or transactions through date the consolidated financial statements were issued, that should be recognized or disclosed in the accompanying consolidated financial statement.

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

For the six months ended June 30, 2012, we had a net loss of $4,262,018, and net cash used in operations of $142,301. At June 30, 2012, we had a working capital deficiency of $1,208,757. Additionally, at June 30, 2012, we had an accumulated deficit of approximately $49 million and stockholder’s deficit of $1,208,757. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

Net Revenues.  We have not generated revenues during the three and six months ended June 30, 2012 and 2011.

Operating Expenses.   Total operating expenses for the six months ended June 30, 2012 were $4,080,992, an increase of $3,070,823, or approximately 304%, from total operating expenses for the six months ended June 30, 2011 of $1,010,169. Total operating expenses for the three months ended June 30, 2012 were $271,763, a decrease of $594,754, or approximately 69%, from total operating expenses for the three months ended June 30, 2011 of $866,517.This increase (decrease) is primarily attributable to:

Payroll and stock based compensation expenses were $3,714,174 and $115,033 for the six months ended June 30, 2012 and 2011, respectively, an increase of $3,599,141 or 3,129%. Payroll and stock based compensation expenses were $86,262 and $106,033 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $19,771 or 19%. The increase during the six months ended June 30, 2012 was primarily attributable to the 25 million shares of our common stock issued to Mr. Bleak as compensation for his continued services valued at $3,500,000.

Exploration costs were $40,536 and $61,620 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $21,084. Exploration costs were $29,587 and $61,620 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $32,033. Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The decrease is primarily attributable to the decrease in geologist, consulting and research exploration expenses as a result of limited working capital.

Impairment of mineral rights was $0 and $500,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $500,000. Impairment of mineral rights was $0 and $500,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $500,000.  We did not have a comparable expense during the six months ended June 30, 2012.

Professional and consulting expenses were $109,311 and $264,094 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $154,783 or 59%.  Professional and consulting expenses were $38,324 and $145,279 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $106,955 or 74%.  Professional expenses were incurred for our audits and public filing requirements.  The decrease was primarily attributable to the decrease in legal fees for the three and six months period ended June 30, 2012.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $216,971 for the six months ended June 30, 2012, as compared to $69,422 for the six months ended June 30, 2011, an increase of  $147,549 or 213%. General and administrative expenses totaled $117,590 for the three months ended June 30, 2012, as compared to $53,585 for the three months ended June 30, 2011, an increase of $64,005 or 119%. The increase in general and administrative expenses is primarily attributable to management fees of $75,000 and $150,000 which was incurred pursuant to the Services and Employee Leasing Agreement with MJI Resource Management Corp. during the three and six months ended June 30, 2012, respectively. We expect general and administrative expenses to increase for the remainder of our current fiscal year due to such Services and Employee Leasing Agreement.

Total Other Expense. Our total other expenses during the three and six months ended June 30, 2012 primarily included expenses associated with interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase (decrease) of $(44,735) and $13,062,181 during the six months ended June 30, 2012 and 2011, respectively. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase (decrease) of $(44,735) and $7,594,470 during the three months ended June 30, 2012 and 2011, respectively. The increase/decrease in fair value of the derivative liabilities had been recognized as other expense/income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture in May 2012 and will continue to recognize derivative liabilities until 18 months after such issuance pursuant to the terms of the convertible debentures.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The decrease in interest expense when compared to the same period in 2011 is primarily attributable to the decrease in amortization of the debt discount by approximately $ 121,000 and $392,000 during the three and six months ended June 30, 2012 associated with the 6% convertible debenture.

Loss from Operations

We recorded loss from operations of $4,080,992 for the six months ended June 30, 2012 as compared to $1,010,169 for the six months ended June 30, 2011. We recorded loss from operations of $271,763 for the three months ended June 30, 2012 as compared to $866,517 for the three months ended June 30, 2011.

Net Loss

We recorded net loss of $4,262,018 for the six months ended June 30, 2012 as compared to $14,501,285 for the six months ended June 30, 2011. As a result of the factors described above, our loss from continuing operations per share (basic and diluted) for the six months ended June 30, 2012 and 2011 were $0.02 and $0.08 per share, respectively. We recorded net loss of $432,568 for the three months ended June 30, 2012 as compared to $8,621,335 for the three months ended June 30, 2011. As a result of the factors described above, our loss from continuing operations per share (basic and diluted) for the three months ended June 30, 2012 and 2011 were $0.00 and $0.04 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2012, we had a cash balance of $246. Our working capital deficit is $1,208,757 at June 30, 2012. We reported a net loss of $4,262,018 during the six months ended June 30, 2012.  We do not anticipate we will be profitable in the rest of fiscal 2012.

We reported a net decrease in cash for the six months ended June 30, 2012 of $14,801. While we currently have no material commitments for capital expenditures, at June 30, 2012 we owed $243,382 (before debt discount) under various convertible debentures and notes payable.  During the six months ended June 30, 2012, we have raised net proceeds of $127,500 from the issuance of convertible debenture and notes payable. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2012 amounted to $142,301 and were primarily attributable to our net losses of $4,262,018, offset by amortization of debt discount and debt issuance costs of $47,977, stock based compensation of $3,541,516, derivative liability expense of $174,129, total changes in assets and liabilities of $400,583 offset by change in fair value of derivative liabilities of $44,735. These changes in assets and liabilities are primarily attributable to a decrease in prepaid expenses of $26,473, and increase in accounts payable and accrued expenses of $374,357.

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

Financing Activities

Net cash flows provided by financing activities were $127,500 for the six months ended June 30, 2012. We received net proceeds from issuance of notes payable of $127,500. Net cash flows provided by financing activities were $675,000 for the six months ended June 30, 2011. We received net proceeds from exercise of stock warrants of $125,000 and sale of our stocks of $550,000.

Debenture Financing and Notes Payable

Between December 2009 and June 2010 we entered into various securities purchase agreements with accredited investors pursuant to which we agreed to issue an aggregate of $1,025,000 of our 6% convertible debentures for an aggregate purchase price of $1,025,000. The debentures had an interest rate of 6% per annum and matured two years from the dates of issuance. The debentures were convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to the lesser of (i) $0.025 per share or (ii) until the 18 month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of our equity and/or convertible debt securities paid by investors after the date of the debenture.  In connection with the agreements, the investors received an aggregate of 41,000,000 warrants to purchase shares of our common stock. The warrants are exercisable for a period of five years from the dates of issuance at an exercise price of $0.025, subject to adjustment in certain circumstances. Warrant holders may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price.

On February 29, 2012, we entered into note purchase agreements with certain investors whereby we sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000.  These investors include Daniel Bleak and several of the Company’s existing shareholders.   Unless earlier converted or immediately due and payable upon an event of default, the notes shall mature on February 28, 2013. We acknowledge and agree that this note was issued at an original issue discount.  No regularly scheduled interest payments shall be paid on this note.  Except as otherwise set forth in this note, we may not prepay any portion of the principal amount of this note without the prior written consent of the note holders. The face value of each note may be converted at the holder’s option, in whole or in part, at any time at least three months following the date of issuance into shares of the Company’s common stock at a conversion price of $0.05 per share and shall be subject to adjustment in the case of stock splits, reclassifications, reorganizations, and mergers or consolidations upon issuances at less than the conversion price.   Further, at any time prior to the maturity date or conversion as set forth in the prior sentence, the face value of each note shall be exchanged into the applicable dollar amount of equity securities issued by the Company in a subsequent financing of at least $1,000,000 at a conversion price of $0.05 per share of the Company’s common stock. Until such time that the notes are no longer outstanding, without the consent of the holders, the Company is prohibited from incurring certain debt, selling any accounts receivable or declaring any dividend.

                 On May 9, 2012 we entered into securities purchase agreement with an accredited investor pursuant to which we agreed to issue $37,500 of our 6% convertible debentures for an aggregate purchase price of $37,500. The debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the debenture.  In connection with the Agreement, the nvestor received a warrant to purchase 750,000 shares of the Company’s common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price.

At June 30, 2012, we owed $100,000 under these convertible debentures and $143,382 under these notes for a total debt of $243,382.

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

The following tables summarize our contractual obligations as of June 30, 2012.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:

Convertible debenture – and notes payable	$243,382	$243,382	$—	$—	$—
Total Contractual Obligations:	$243,382	$243,382	$—	$—	$—

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

               With respect to the quarterly period ending June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to our limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 16, 2012, the Company filed a complaint in the Mohave County Superior Court against John C. Cost and his affiliated entity, Applied Resource Science, to quiet title to the AMY unpatented mining claims at the Company’s COD property.  The Company had staked the AMY claims in June 2011 after conducting due diligence to verify that there were no existing mining claims at the COD property.  In September 2011, the Company received a letter from Mr. Cost claiming that the Company had overstaked Mr. Cost's claims.  The Company researched Mr. Cost's claims, and did not find any evidence that he had located the mining claims.  The Company believes that Mr. Cost filed location notices with the Bureau of Land Management and back-dated them so as to appear to supersede the Company's AMY claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2012, the Company issued a 6% $37,500 convertible debenture due May 9, 2014 and a five year year warrant exercisable into 750,000 shares of common stock at an exercise price of $0.0 per share.  The debenture may be converted into shares of common stock at a conversion price equal to the lesser of (i) $0.05 per share or (ii) until November 9, 2013, the lowest price per share or the lowest conversion price per share in a subsequent sale of the Company’s securities issued after May 9, 2012. The warrant may be exercised on a cashless basis if the fair market value of one share of common stock is greater than the initial exercise price.  The debenture and warrant contain blocker provisions providing that they can only be converted or exercised to the point where the holder would beneficially own a maximum of 9.99% of outstanding common stock

These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

SILVER HORN MINING LTD.

Date: August 14, 2012	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)