Form 10-Q/A
period 2012-06-30
SILVER HORN MINING LTD.
filed 2012-09-19
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

Form 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

  Commission File Number 000-25097

SILVER HORN MINING LTD.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0783722 (I.R.S. Employer Identification No.)

3346 W. Guadalupe Rd., Apache Junction, Arizona 85120
(Address of principal executive offices)

480-288-6530
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒ NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 253,033,555 shares as of August 14, 2012.

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-Q/A to Silver Horn Mining Ltd.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish the information presented in Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to our Form 10-Q filed on August 14, 2012. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ITEM 6	Exhibits
31.1	Certification by Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.*

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

*Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012

101**
The following materials from Silver Horn Mining Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) the Notes to the Consolidated Financial statements tagged as blocks of text.

**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver Horn Mining Ltd.

Date: September 19, 2012	By:	/s/ Daniel Bleak
Daniel Bleak, Chief Executive Officer (principal executive officer and principal financial and accounting officer)