Form 10-Q
period 2012-09-30
SILVER HORN MINING LTD.
filed 2012-11-15
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-25097

Silver Horn Mining Ltd.

(Exact name of registrant as specified in its charter)

Delaware	65-0783722
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3346 W. Guadalupe Rd., Apache Junction, Arizona 85120
 (Address of principal executive offices) (Zip Code)

(480) 288-6530
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2012, there were 253,033,555 shares of common stock, par value $0.0001, issued and outstanding.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
September 30, 2012

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Silver Horn,” “Eclips,” “we,” “us,” “our” and similar terms refer to Silver Horn Mining Ltd., a Delaware corporation, and subsidiaries.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$63	$15,047
Prepaid expenses	15,500	39,945
Debt issuance cost - current portion	—	517

Total Assets	$15,563	$55,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,121,185	$430,408
Convertible debentures and notes payable, net of debt discount	174,264	145,959
Derivative liabilities	156,474	—
Liabilities of discontinued operations	112,397	112,397

Total Liabilities	1,564,320	688,764

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	—	—
Series C, none issued and outstanding	—	—
Common stock; $0.0001 par value; 750,000,000 shares authorized; 253,033,555 and 225,833,555 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	25,303	22,583
Additional paid-in capital	47,809,748	44,125,952
Accumulated deficit	(41,947,270)	(41,947,270)
Accumulated deficit since inception of exploration stage (April 25, 2011)	(7,436,838)	(2,834,820)

Total Stockholders’ Deficit	(1,548,757)	(633,255)

Total Liabilities and Stockholders’ Deficit	$15,563	$55,509

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception of Exploration stage (April 25, 2011) through September 30,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$—	$—	$—	$—	$—

Operating expenses:
Payroll expense and stock based compensation	86,937	206,676	3,801,111	321,709	4,311,481
Exploration cost	43,165	63,292	83,701	124,912	240,064
Impaiment of mineral rights	—	—	—	500,000	500,000
Professional and consulting	91,169	131,155	200,480	395,249	508,729
General and administrative expenses	91,223	142,897	308,194	212,319	625,768

Total operating expenses	312,494	544,020	4,393,486	1,554,189	6,186,042

Loss from operations	(312,494)	(544,020)	(4,393,486)	(1,554,189)	(6,186,042)

Other income (expense)
Gain from settlement of debt	—	—	—	28,244	—
Interest income (expense), net	(37,926)	(69,315)	(89,558)	(526,494)	(450,882)
Derivative liability expense	—	—	(174,129)	—	(174,129)
Change in fair value of derivative liabilities	10,420	4,413,763	55,155	(8,648,418)	(625,785)

Total other income (expense)	(27,506)	4,344,448	(208,532)	(9,146,668)	(1,250,796)

Net income (loss)	(340,000)	3,800,428	(4,602,018)	$(10,700,857)	$(7,436,838)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$—	$0.02	(0.02)	$(0.05)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	253,033,555	211,833,555	248,008,007	197,348,065	230,390,426

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		Period from Inception of Exploration stage (April 25, 2011) through September 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,602,018)	$(10,700,857)	$(7,436,838)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	—	118,978	95,034
Amortization of debt issuance costs	517	4,689	5,206
Amortization of debt discount	83,305	499,304	418,118
Impaiment of mineral rights	—	500,000	500,000
Derivative liability expense	174,129	—	174,129
Change in fair value of derivative liabilities	(55,155)	8,648,418	625,785
Stock based consulting	—	—	130,000
Stock based compensation expense	41,516	207,584	373,648
Common stock issued for services	3,500,000	—	3,500,000
Gain from settlement of debt	—	(28,244)	—

(Increase) Decrease in:
Prepaid expense	24,445	(87,505)	3,641

Increase (Decrease) in:
Accounts payable and accrued expenses	690,777	279,872	877,509
Liabilities of discontinued operations	—	(15,000)	—

Net cash used in operating activities	(142,484)	(572,761)	(733,768)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	550,000	550,000
Proceeds from exercise of stock warrants	—	125,000	—
Net proceeds from debentures	127,500	—	127,500

Net cash provided by financing activities	127,500	675,000	677,500

Net increase (decrease) in cash	(14,984)	102,239	(56,268)

Cash, beginning of period	15,047	94,053	56,331

Cash, end of period	$63	$196,292	$63

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of business	$—	$—	$—
Contributed capital in connection with an extinguishment of a convertible debenture	$—	$95,000	$31,666
Issuance of common stock for convertible debentures	$55,000	$375,000	$505,000
Issuance of common stock for accrued director’s fees	$—	$10,000	$—
Reclassification of derivative liability to equity	$—	$8,433,555	$9,662,196
Issuance of common stock in connection with the transfer and conveyance of certain silver mining claim	$—	$—	$500,000
issuance of convertible promissory notes	$105,882	$—	$105,882

See accompanying notes to unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Effective April 25, 2011, the Company changed its name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.”. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a newly-formed, wholly-owned subsidiary of the Company with and into the Company, with the Company as the surviving corporation in the merger. Following the subsidiary merger, the Company intends to focus its efforts on mining and resources, principally silver exploration and production. As a result of the Company’s focus on mineral exploration, the Company is considered an exploration stage company.

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
September 30, 2012

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

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011
Assets of discontinued operations	$—	$—
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$112,397	$112,397

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of operations and cash flows for the nine months ending September 30, 2012 have been included. The results of operations for the nine months ending September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At September 30, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to September 30, 2012:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2012	$—	$—
Recognition of derivative liability	103,313	108,316
Extinguishment of derivative liability upon conversion of debt to equity	—	—
Change in fair value included in earnings	(27,979)	(27,176)
Balance at September 30, 2012	$75,334	$81,140

Total derivative liabilities at September 30, 2012 and December 31, 2011 amounted to $156,474 and $0, respectively.

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying amount of convertible notes and debentures at September 30, 2012, approximate their respective fair value based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Prepaid Expenses

Prepaid expenses of $15,500 and $39,945 at September 30, 2012 and December 31, 2011, respectively, include prepayments of insurance, public relation services and other administrative expenses which are being amortized over the terms of the agreements.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended September 30, 2012 and 2011, the Company does not have long-lived assets and therefore did not consider it necessary to record any impairment charges.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended September 30, 2012, the Company incurred exploration cost of $83,701. As of September 30, 2012, the Company has yet to establish proven or probable reserves on any of its mineral properties.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At September 30, 2012, the Company has 36,750,000 outstanding warrants and 6,867,640 shares equivalent issuable pursuant to embedded conversion features. At September 30, 2011, the Company has 36,000,000 outstanding warrants, 30,000,000 outstanding options and 19,200,000 shares equivalent issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2012, the Company had an accumulated deficit of approximately $49.4 million, and a working capital deficiency of $1.5 million. For the nine months ended September 30, 2012, the Company incurred net losses of approximately $4.6 million and had negative cash flows from operations in the amount of $142,000. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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
September 30, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

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

Accordingly, the Company recorded debt issuance cost of $12,500 which will be amortized over the term of the debenture. For the nine months ended September 30, 2012 and 2011, amortization of debt issuance cost amounted to $517 and $4,689, respectively, and is included in interest expense. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

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

During 2010, in a private equity transaction, a shareholder of the Company transferred 3,000,000 shares of the Company’s common stock he owned to the holder of this senior convertible debentures amounting to $75,000. As a result of this private equity transaction and pursuant to a release notice agreement, the Company was released from this senior convertible debenture. During fiscal 2010, the Company cancelled such debenture and recognized capital contribution of $75,000 to additional paid in capital.

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
September 30, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

In January 2011, two note holders (the “Assignors”) of the Company’s 6% convertible debentures entered into an Assignment agreement with an unrelated party (the “Assignee”) whereby the Assignors assigned a total principal amount of $250,000 of the convertible debentures (the “Assigned Debenture”) and 5,000,000 warrants (the “Assigned Warrants”) (the Assigned Debenture and the Assigned Warrants collectively, the ”Assigned Securities”). The Assignee purchased the Assigned Securities for $300,000. Contemporaneously with the closing of this agreement, the Assignee converted the Assigned Debenture into shares of the Company’s common stock and exercised the Assigned Warrants for total net proceeds of $125,000 to the Company. The Company issued 10,000,000 shares in connection with the conversion of the Assigned Debenture and 5,000,000 shares in connection with the exercise of the Assigned Warrants. The fair value of such shares issued amounted to $0.025 per share.

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

On May 9, 2012, the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $37,500 of its 6% convertible debentures for an aggregate purchase price of $37,500. The debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the debenture. In connection with the agreement, the investor received a warrant to purchase 750,000 shares of the Company’s common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price.

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
September 30, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible debentures above included a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. During fiscal year 2011, the down-round provisions for convertible debentures and warrants that were issued during fiscal 2010 were terminated after 18 months from such issuance pursuant to the Debenture agreement and thus no longer considered derivatives. However, the down-round provisions for convertible debentures and warrants that were issued in May 2012 are considered derivative as of September 30, 2012 (see Note 8).

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

At September 30, 2012 and December 31, 2011, convertible debentures and notes payable consisted of the following:

	September 30, 2012	December 31, 2011
Convertible debentures and notes payable	$243,382	$155,000

Less: debt discount	(69,118)	(9,041)

Convertible debentures and notes payable– net	$174,264	$145,959

Total amortization of debt discounts for the convertible debentures amounted to $83,305 and $499,304 for the nine months ended September 30, 2012 and 2011, respectively, and is included in interest expense. Accrued interest as of September 30, 2012 and December 31, 2011 amounted to $77,041 and $71,305 respectively, and is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheets.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company had been converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company had been converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values were retroactively stated at the effective date of merger. Except as otherwise noted, amounts set forth as of September 30, 2012 reflects the effect of the merger.

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
September 30, 2012

NOTE 5 - STOCKHOLDERS’ DEFICIT (continued)

On February 21, 2012, the Company entered into a stock option cancellation agreement (the “Cancellation Agreement”) with Daniel Bleak, pursuant to which the stock option to purchase 30 million shares of common stock granted on May 2, 2011 to Mr. Bleak in connection with his appointment as the Chairman and Chief Executive Officer of the Company was cancelled.

For the nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense of $41,516 and $207,584.

A summary of the status of the Company’s outstanding stock options and changes during the period then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2012	30,000,000	$0.05	4.58
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(30,000,000)	0.05	4.41
Balance outstanding at September 30, 2012	—	$—	—

Options exercisable at September 30, 2012	—	$—
Options expected to vest	—
Weighted average fair value of options granted during the nine months ended September 30, 2012		$—

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	36,000,000	$0.025
Granted	750,000	0.05
Exercised	—	—
Balance at September 30, 2012	36,750,000	$0.026

Warrants exercisable at September 30, 2012	36,750,000	$0.026
Weighted average fair value of warrants granted during the nine months ended September 30, 2012		$—

The following table summarizes the Company’s stock warrants outstanding at September 30, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
$0.025	36,000,000	2.31 Years	$0.025	36,000,000	$0.025
0.05	750,000	4.61 Years	0.05	750,000	0.05
$0.026	36,750,000	2.36 Years	$0.026	36,750,000	$0.026

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

On March 16, 2012, the Company filed a complaint in the Mohave County Superior Court against John C. Cost and his affiliated entity, Applied Resource Science, to quiet title to the AMY unpatented mining claims at the Company’s COD property. The Company had staked the AMY claims in June 2011 after conducting due diligence to verify that there were no existing mining claims at the COD property. In September 2011, the Company received a letter from Mr. Cost claiming that the Company had overstaked Mr. Cost’s claims. The Company researched Mr. Cost’s claims, and did not find any evidence that he had located the mining claims. The Company believes that Mr. Cost filed location notices with the Bureau of Land Management and back-dated them so as to appear to supersede the Company’s AMY claims.

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

On June 1, 2011, the Company entered into a one year Services and Employee Leasing Agreement with MJI pursuant to which the Company agreed to pay MJI $15,000 a month, as adjusted for additional services or upon the termination of the Agreement, and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting, and resource location services. The Company also pays the six employees an aggregate of $11,000 a month. This Agreement may be terminated at any time by either party. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month, as adjusted for additional services or upon the termination of the Agreement. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 per month (as adjusted for additional services or upon termination of the Agreement) and extends the term of the Agreement to five years. Mr. Eckersley, one of the Company’s directors, was the former President of MJI. The Company’s operations manager is the current President of MJI. As of September 30, 2012, accounts payable due to MJI amounted to approximately $649,000. Such amount owed to MJI is in connection with unpaid management fees, accrued salaries for services rendered by MJI’s employees and reimbursable expenses paid by MJI for working capital purposes.

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
September 30, 2012

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

In connection with the issuance of the 6% convertible debenture in May 2012, the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture (see Note 4). Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $156,474 and $0 at September 30, 2012 and December 31, 2011, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $55,155 and $(8,648,418) for the nine months ended September 30, 2012 and 2011, respectively. Derivative liability expense was $174,129 for the nine months ended September 30, 2012.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model during:

The Nine Months Ended September 30, 2012

Expected volatility	236% - 241%
Expected term	2 Years
Risk-free interest rate	0.17% - 0.77%
Expected dividend yield	0%

NOTE 9 - SUBSEQUENT EVENTS

In November 2012, the Company authorized 4,000,000 shares of Series D Preferred Stock. Each share of Series D Preferred Stock may be converted at any time at the holder’s election into 5 shares of the Company’s common stock; provided, however, that a holder of the Series D Preferred Shares shall not be entitled to convert shares of Series D Preferred Stock if upon such conversion the number of shares of common stock to be received, together with the number of shares of common stock beneficially owned by the holder and its affiliates on the conversion date, would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company on such conversion date.

In November 2012, the Company issued an aggregate of 1,000,000 shares of Series D Preferred Stock to investors for an aggregate purchase price of $50,000.

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

Recent Events

Effective April 25, 2011, we changed our name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.” Effective April 27, 2011, our common stock began trading under a new symbol, “SILV”, on the OTC Bulletin Board. Until such date, our common stock traded under the symbol “EEMT”. On May 2, 2011, our Board of Directors appointed Daniel Bleak, Can-Am Gold Corp.’s President and sole director, as Chairman and Chief Executive Officer. Upon the effectiveness of Mr. Bleak’s appointment, we commenced focusing our business efforts on mining and resources, principally silver exploration and production.

For the nine months ended September 30, 2012, we had a net loss of approximately $4.6 million, and net cash used in operations of $142,000. At September 30, 2012, we had a working capital deficiency of approximately $1.5 million. Additionally, at September 30, 2012, we had an accumulated deficit of approximately $49 million and stockholder’s deficit of $1.5 million. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include accounting for derivative liabilities and stock based compensation.

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

Results of Operations

Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

Net Revenues. We have not generated revenues during the three and nine months ended September 30, 2012 and 2011.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2012 were $4,393,486, an increase of $2,839,297, or approximately 183%, from total operating expenses for the nine months ended September 30, 2011 of $1,554,189. Total operating expenses for the three months ended September 30, 2012 were $312,494, a decrease of $231,526, or approximately 43%, from total operating expenses for the three months ended September 30, 2011 of $544,020.This increase (decrease) is primarily attributable to:

Payroll and stock based compensation expenses were $3,801,111 and $321,709 for the nine months ended September 30, 2012 and 2011, respectively, an increase of $3,479,402 or 1,082%. Payroll and stock based compensation expenses were $86,937 and $206,676 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $119,739 or 58%. The increase during the nine months ended September 30, 2012 was primarily attributable to the 25 million shares of our common stock issued to Mr. Bleak as compensation for his continued services valued at $3,500,000. The decrease during the three months ended September 30, 2012 was primarily attributable to the recognition of stock based compensation in connection with vested options granted to Mr. Bleak in May 2011. Such options were cancelled in February 2012.

Exploration costs were $83,701 and $124,912 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $41,211. Exploration costs were $43,165 and $63,292 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $20,127. Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The decrease is primarily attributable to the decrease in geologist, consulting and research exploration expenses as a result of limited working capital.

Impairment of mineral rights was $0 and $500,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $500,000. We did not have a comparable expense during the nine months ended September 30, 2012.

Professional and consulting expenses were $200,480 and $395,249 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $194,769 or 49%. Professional and consulting expenses were $91,169 and $131,155 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $39,986 or 30%. Professional expenses were incurred for our audits and public filing requirements. The decrease was primarily attributable to the decrease in legal fees for the three and nine months period ended September 30, 2012.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $308,194 for the nine months ended September 30, 2012, as compared to $212,319 for the nine months ended September 30, 2011, an increase of $95,875 or 45%. General and administrative expenses totaled $91,223 for the three months ended September 30, 2012, as compared to $142,897 for the three months ended September 30, 2011, a decrease of $51,674 or 36%. The overall increase in general and administrative expenses during the nine months ended September 30, 2012 is primarily attributable to management fees which were incurred pursuant to the Services and Employee Leasing Agreement with MJI Resource Management Corp. during the nine months ended September 30, 2012. The overall decrease during the three months ended September 30, 2012 is primarily attributable to a decrease in business travel related expenses. We expect general and administrative expenses to increase for the remainder of our current fiscal year due to such Services and Employee Leasing Agreement.

Total Other Expense. Our total other expenses during the three and nine months ended September 30, 2012 primarily included expenses associated with interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The Company recognized a derivative liability expense of $174,129 during the nine months ended September 30, 2012 upon issuance of the convertible debentures and warrants. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase (decrease) of $(55,155) and $8,648,418 during the nine months ended September 30, 2012 and 2011, respectively. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase (decrease) of $(10,420) and $(4,413,763) during the three months ended September 30, 2012 and 2011, respectively. The increase/decrease in fair value of the derivative liabilities had been recognized as other expense/income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture in May 2012 and will continue to recognize derivative liabilities until 18 months after such issuance pursuant to the terms of the convertible debentures.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The decrease in interest expense when compared to the same period in 2011 is primarily attributable to the decrease in amortization of the debt discount by approximately $ 15,000 and $415,000 during the three and nine months ended September 30, 2012 associated with the 6% convertible debenture.

Loss from Operations

We recorded loss from operations of $4,393,486 for the nine months ended September 30, 2012 as compared to $1,554,189 for the nine months ended September 30, 2011. We recorded loss from operations of $312,494 for the three months ended September 30, 2012 as compared to $544,020 for the three months ended September 30, 2011.

Net Income (Loss)

We recorded net income (loss) of $(4,602,018) for the nine months ended September 30, 2012 as compared to $(10,700,857) for the nine months ended September 30, 2011. As a result of the factors described above, our income (loss) from continuing operations per share (basic and diluted) for the nine months ended September 30, 2012 and 2011 were $(0.02) and $(0.05) per share, respectively. We recorded net income (loss) of $(340,000) for the three months ended September 30, 2012 as compared to $3,800,428 for the three months ended September 30, 2011. As a result of the factors described above, our income (loss) from continuing operations per share (basic and diluted) for the three months ended September 30, 2012 and 2011 were $(0.00) and $0.02 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2012, we had a cash balance of $63. Our working capital deficit is $1,548,757 at September 30, 2012. We reported a net loss of $4,602,018 during the nine months ended September 30, 2012. We do not anticipate we will be profitable in the rest of fiscal 2012.

We reported a net decrease in cash for the nine months ended September 30, 2012 of $14,984. At September 30, 2012 we owed $243,382 (before debt discount) under various convertible debentures and notes payable. During the nine months ended September 30, 2012, we have raised net proceeds of $127,500 from the issuance of convertible debenture and notes payable. We do not presently have any external sources of working capital.

We do not have revenues to fund our operating expenses. We presently do not have any available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations and possibly cease operations.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2012 amounted to $142,484 and were primarily attributable to our net losses of $4,602,018, offset by amortization of debt discount and debt issuance costs of $83,822, stock based compensation of $3,541,516, derivative liability expense of $174,129, total changes in assets and liabilities of $715,222 offset by change in fair value of derivative liabilities of $55,155. These changes in assets and liabilities are primarily attributable to a decrease in prepaid expenses of $24,445, and increase in accounts payable and accrued expenses of $690,777.

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

Financing Activities

Net cash flows provided by financing activities were $127,500 for the nine months ended September 30, 2012. We received net proceeds from issuance of notes payable of $127,500. Net cash flows provided by financing activities were $675,000 for the nine months ended September 30, 2011. We received net proceeds from exercise of stock warrants of $125,000 and sale of our stocks of $550,000.

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

At September 30, 2012, we owed $100,000 under these convertible debentures and $143,382 under these notes for a total debt of $243,382.

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

The following tables summarize our contractual obligations as of September 30, 2012.

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

With respect to the quarterly period ending September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to our limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 16, 2012, the Company filed a complaint in the Mohave County Superior Court against John C. Cost and his affiliated entity, Applied Resource Science, to quiet title to the AMY unpatented mining claims at the Company’s COD property. The Company had staked the AMY claims in June 2011 after conducting due diligence to verify that there were no existing mining claims at the COD property. In September 2011, the Company received a letter from Mr. Cost claiming that the Company had overstaked Mr. Cost’s claims. The Company researched Mr. Cost’s claims, and did not find any evidence that he had located the mining claims. The Company believes that Mr. Cost filed location notices with the Bureau of Land Management and back-dated them so as to appear to supersede the Company’s AMY claims.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER HORN MINING LTD.

Date: November 15, 2012	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)