Form 10-K
period 2012-12-31
SILVER HORN MINING LTD.
filed 2013-04-16
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☑  No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date was approximately $26,107,556.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 12, 2013
Common Stock, $0.0001 par value	253,033,555

SILVER HORN MINING LTD.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2012

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

On September 18, 2011 we received a notice from John C. Cost claiming that, of these 14 claims, at least nine are situated overlapping his alleged preexisting claims, and requesting that we cease and desist from sampling or removing any ores from these properties. We believe Mr. Cost’s demands are without merit.  On March 16, 2012 we filed a complaint against Mr. Cost in Mohave County Superior Court for quiet title and recovery of real property regarding the disputed mining claims.  The case is currently in discovery, and trial is set for August 20, 2013.

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

Research and Development

We did not expend funds for research and development costs in fiscal 2011 and 2012.

Employees

As of December 31, 2012, we had no full time or part time employees.  On April 3, 2011 we entered into a consulting agreement with Mr. Bleak that terminated on June 30, 2011.  On June 1, 2011, we entered into a one year services and employee leasing agreement with MJI Resource Management Corp. pursuant to which it made available to us six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  Mr. Eckersley, one of our directors, served as the President of MJI Resource Management Corp. from May 18, 2011 through September 30, 2011.  One of our former employees who we compensated through the services and employee leasing agreement served as the president of MJI Resource Management Corp. from October 1, 2011 through December 5, 2012.

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

On February 29, 2012, we entered into note purchase agreements with certain investors whereby we sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000. These investors include Daniel Bleak and several of the Company’s existing shareholders. The notes matured on February 28, 2013. We acknowledged and agreed that the notes were issued at an original issue discount. No regularly scheduled interest payments were paid on this note.  The face value of each note may be converted at the holder’s option, in whole or in part, at any time at least three months following the date of issuance into shares of the Company’s common stock at a conversion price of $0.05 per share and shall be subject to adjustment in the case of stock splits, reclassifications, reorganizations, and mergers or consolidations upon issuances at less than the conversion price. We believe that the holders will elect to convert the notes.

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

At December 31, 2012, we owed $137,500 under these convertible debentures and $105,882 under the promissory notes for total debt of $243,382.

Item 1A. Risk Factors

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property.

General

We moved to our current facilities, also in Apache Junction, Arizona, on October 3, 2011. Our current facilities are provided to us at no cost by MJI Resources Corp. Mr. Eckersley, one of our directors, served as the President of MJI Resources Corp. from May 18, 2011 through September 30, 2011.  Our former operations manager served as the president of MJI Resources Corp. from October 1, 2011 through December 5, 2012. We believe that these facilities are adequate to meet our current needs.

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
Lucky Spring
34° 1' 58.455" N
112° 17' 17.004" W
34° 2' 0.980" N
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

On September 18, 2011 we received a notice from John C. Cost claiming that, of these 14 claims, at least nine are situated overlapping his alleged preexisting claims, and requesting that we cease and desist from sampling or removing any ores from these properties. We believe Mr. Cost’s demands are without merit.  On March 16, 2012 we filed a complaint against Mr. Cost in Mohave County Superior Court for quiet title and recovery of real property regarding the disputed mining claims.  The case is currently in discovery, and trial is set for August 20, 2013.

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
C.O.D. Mine
Copper and Gold Mine
Rico Mine
Spring
JEEP TRAIL
Bluebell Mine
Stockton Hill
CERBAT

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

On September 18, 2011 we received a notice from John C. Cost claiming that, of these 14 claims, at least nine are situated overlapping his alleged preexisting claims, and requesting that we cease and desist from sampling or removing any ores from these properties. We believe Mr. Cost’s demands are without merit.  On March 16, 2012 we filed a complaint against Mr. Cost in Mohave County Superior Court for quiet title and recovery of real property regarding the disputed mining claims.  The case is currently in discovery, and trial is set for August 20, 2013.

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

Common Stock
	High	Low
1st quarter 2011	$0.29	0.10
2nd quarter 2011	0.45	0.13
3rd quarter 2011	0.20	0.09
4th quarter 2011	0.20	0.09

1st quarter 2012	$0.18	0.07
2nd quarter 2012	0.13	0.06
3rd quarter 2012	0.12	0.07
4th quarter 2012	0.10	0.04

The last reported sales price of our common stock on the OTC Bulletin Board on April 11, 2013, was $0.03 per share. As of April 12, 2013, there were 635 holders of record of our common stock.

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

For the year ended December 31, 2012, we had a net loss of approximately $4.8 million, and net cash used in operations of $142,000 during the year ended December 31, 2012. At December 31, 2012, we had a working capital deficiency of approximately $1.7 million. Additionally, at December 31, 2012, we had an accumulated deficit of approximately $49.6 million and stockholder’s deficit of $1.7 million. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Net Revenues. We have not generated revenues during the year ended December 31, 2012 and 2011.

Operating Expenses. Total operating expenses for the year ended December 31, 2012 were $4,670,201, an increase of $2,726,489, or approximately 140%, from total operating expenses for the year ended December 31, 2011 of $1,943,712. This increase is primarily attributable to:

Payroll and stock based compensation expenses were $3,875,049 and $527,370 for the years ended December 31, 2012 and 2011, respectively, an increase of $3,347,679 or 637%. The increase during the year ended September 31, 2012 was primarily attributable to the 25 million shares of our common stock issued to Mr. Bleak as compensation for his continued services valued at $3,500,000. We did not have a comparable expense during the year ended December 31, 2011.

Exploration costs were $115,832 and $156,363 for the years ended December 31, 2012 and 2011, respectively, a decrease of $40,531.  Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The decrease is primarily attributable to the decrease in geologist, consulting and research exploration expenses as a result of limited working capital.

Impairment of mineral rights was $0 and $500,000 for the years ended December 31, 2012 and 2011, respectively, a decrease of $500,000. We did not have a comparable expense during the year ended December 31, 2012.

Professional and consulting expenses were $280,770 and $263,746 for the years ended December 31, 2012 and 2011, respectively, an increase of $17,024 or 6%. Professional expenses were incurred for our audits and public filing requirements.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $98,551 for the year ended December 31, 2012, as compared to $341,233 for the year ended December 31, 2011, an increase of $57,318 or 17%. The overall increase in general and administrative expenses during the year ended December 31, 2012 is primarily attributable to management fees which were incurred pursuant to the Services and Employee Leasing Agreement with MJI Resource Management Corp. during the year ended December 31, 2012.

Total Other Expense. Our total other expenses during the year ended December 31, 2012 primarily included expenses associated with derivative liabilities and interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The Company recognized a derivative liability expense of $174,128 during the year ended December 31, 2012 upon issuance of the convertible debentures and warrants. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase (decrease) of $(160,740) and $6,148,651 during the years ended December 31, 2012 and 2011, respectively. The increase/decrease in fair value of the derivative liabilities had been recognized as other expense/income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture in May 2012 and will continue to recognize derivative liabilities until 18 months after such issuance pursuant to the terms of the convertible debentures.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The decrease in interest expense when compared to the same period in 2011 is primarily attributable to the amortization of the debt discount amounting to approximately $ 119,151 and $623,667 during the year ended December 31, 2012 and 2011, respectively, associated with the 6% convertible debenture.

Loss from Operations

We recorded loss from operations of $4,670,201 for the year ended December 31, 2012 as compared to $1,943,712 for the year ended December 31, 2011.

Net Loss

We recorded net loss of $4,811,072 for the year ended December 31, 2012 as compared to $8,722,274 for the year ended December 31, 2011. As a result of the factors described above, our loss from continuing operations per share (basic and diluted) for the year ended December 31, 2012 and 2011 were $0.02 and $0.04 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2012, we had a cash balance of $20, and a bank overdraft of $2,982. Our working capital deficit is $1,707,811 at December 31, 2012. We reported a net loss of $4,811,072 during the year ended December 31, 2012. We do not anticipate we will be profitable in fiscal 2013.

We reported a net decrease in cash for the year ended December 31, 2012 of $15,027. At December 31, 2012 we owed $243,382 (before debt discount) under various convertible debentures and notes payable. During the year ended December 31, 2012, we have raised net proceeds of $127,500 from the issuance of convertible debenture and notes payable and $50,000 from the sale of Series D preferred stock. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2012 amounted to $192,527 and were primarily attributable to our net losses of $4,811,072, offset by amortization of debt discount and debt issuance costs of $119,151, stock based compensation of $3,541,516, derivative liability expense of $174,128, total changes in assets and liabilities of $943,974 offset by change in fair value of derivative liabilities of $160,740. These changes in assets and liabilities are primarily attributable to a decrease in prepaid expenses of $32,446, and increase in accounts payable and accrued expenses of $911,528.

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

Financing Activities

Net cash flows provided by financing activities were $177,500 for the year ended December 31, 2012. We received net proceeds from issuance of notes payable of $127,500 and $50,000 from the issuance of preferred stock. Net cash flows provided by financing activities were $675,000 for the year ended December 31, 2011. We received net proceeds from exercise of stock warrants of $125,000 and sale of our stocks of $550,000.

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

On February 29, 2012, we entered into note purchase agreements with certain investors whereby we sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000. These investors include Daniel Bleak and several of the Company’s existing shareholders. The notes matured on February 28, 2013. We acknowledged and agreed that the notes were issued at an original issue discount. No regularly scheduled interest payments were paid on this note.  The face value of each note may be converted at the holder’s option, in whole or in part, at any time at least three months following the date of issuance into shares of the Company’s common stock at a conversion price of $0.05 per share and shall be subject to adjustment in the case of stock splits, reclassifications, reorganizations, and mergers or consolidations upon issuances at less than the conversion price. We believe that the holders will elect to convert the notes.

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

At December 31, 2012, we owed $137,500 under these convertible debentures and $105,882 under the promissory notes for a total debt of $243,382.

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

See pages F-1 through F-26.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2012, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2012, our management, including Mr. Bleak, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2012.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SEC rules require us to identify anyone who failed to file a required report, or filed a required report late, during the most recent fiscal year. Based solely on a review of copies of such reports, we believe that during the year ended December 31, 2012, all Section 16(a) filing requirements were complied with on a timely basis.

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

Item 11. Executive Compensation.

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2012 by each person who served as our principal executive officer during fiscal 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)		All Other Compensation ($)	Total ($)
Daniel Bleak (2)	2011	90,828	500,000	(3)	—	590,828
(Current Chief Executive Officer, Chief Financial Officer and Chairman)	2012	12,775	3,500,000	(4)	—	3,512,775

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
(4) Mr. Bleak was issued 25,000,000 shares on February 21, 2012 as compensation for his services. Amount equals grant date fair value determined for financial reporting purposes in accordance with generally accepted accounting principles.

Agreements and Option Grant

Effective April 3, 2011 we entered into a consulting agreement with Mr. Bleak that terminated on June 30, 2011, pursuant to which we paid Mr. Bleak $5,000 a month for three months as compensation for his professional services.

On June 1, 2011, we entered into a one year services and employee leasing agreement with MJI Resource Management Corp. pursuant to which it made available to us six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  The agreement stipulated that we pay MJI Resource Management Corp. $15,000 a month and the six employees an aggregate of $11,000 a month under this agreement in each of June and July 2011, provided however, that such payments may be adjusted for additional services.  The agreement was amended on August 1, 2011 such that, commencing in August 2011, we were to pay MJI Resource Management Corp. $25,000 a month and the six employees an aggregate of $11,000 a month, as such payments may be adjusted for additional services.  The agreement was further amended on October 1, 2011 to extend its term to five years.  Pursuant to this agreement, from the period from June 1, 2011 through December 31, 2011, we paid MJI Resource Management Corp. a total of $155,000, we directly paid the six employees $169,471 and we paid certain subcontractors $17,255.  We paid Mr. Bleak a total of $75,828 pursuant to this agreement.  For the fiscal year December 31, 2012, we directly paid the six employees $14,565 and we paid certain subcontractors $3,083.  We paid Mr. Bleak a total of $12,775 pursuant to this agreement.

In connection with his appointment on May 2, 2011, we awarded Mr. Bleak 10,000,000 shares of common stock and a five year option to purchase 30,000,000 shares of our common stock.  The option was exercisable for cash or shares of common stock at an exercise price of $0.05 per share as to one third of the number of shares granted on each of the first, second and third anniversaries of the date of grant.  The option was cancelled on February 21, 2012. Also on February 21, 2012 we issued Mr. Bleak 25,000,000 shares as compensation for his services.

Director Compensation

The compensation paid to Mr. Bleak for the years ending December 31, 2011 and 2012 is fully set forth above.  Mr. Eckersley and Mr. Wilkins did not receive any compensation for their services as our directors for the years ending December 31, 2011 and 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock and Series A Convertible Preferred Stock (the “Series A Preferred Stock”) as of April 12, 2013 by:

•	each person known by us to beneficially own more than 5.0% of our common stock or Series A Preferred Stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock or Series A Preferred Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities.  Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Silver Horn Mining Ltd., 3346 Guadalupe Road, Apache Junction, Arizona 85120.  As of April 12, 2013, we had 253,033,555 shares of common stock and 3,000,000 shares of Series A Preferred Stock, respectively, issued and outstanding.

	Common Stock (1)		Series A Preferred Stock (2)
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class
5% Owners
Auracana, LLC (3)	219,863	*	3,000,000	100%
Michael Baybak (4)	13,541,667	5.35%	--	--
Michael Brauser (5)	13,050,000 (6)	5.71%	--	--
Frost Gamma Investments Trust (7)	19,000,000 (8)	7.51%	--	--
Sandor Master Capital Fund L.P. (9)	15,000,000	5.93%	--	--

Officers and Directors
Daniel Bleak	35,470,588 (12)	13.99%	--	--
Officers and Directors as a Group (1 person)

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all debentures, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 12, 2013.  In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of April 12, 2013 pursuant to the conversion of debentures or the exercise of warrants are deemed to be outstanding for that person.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Each share of the Series A Preferred Stock is entitled to 500 votes per share voting as a class with common stock.
(3)	Mr. Kesner is the president and a control person of Auracana, LLC and, as such, has sole voting and dispositive power over the securities held by Auracana, LLC.
(4)	The principal address and office of Mr. Baybak is 2110 Drew Street, Suite 200, Clearwater, Florida 33765.
(5)	The principal address and office of Mr. Brauser is 4400 Biscayne Boulevard, Suite 850, Miami, Florida 33137.
(6)
Represents (i) 12,950,000 shares of common stock, (ii) 750,000 shares of common stock issuable upon conversion of a convertible debenture and (iii) 750,000 shares of common stock issuable upon exercise of a warrant.

(7)	Dr. Philip Frost is the trustee and a control person of Frost Gamma Investments Trust and, as such, has sole voting and dispositive power over the securities held by Frost Gamma Investments Trust.
(8)	Includes 16,000,000 shares of common stock held by Frost Gamma Investments Trust and 3,000,000 shares of common stock held by Dr. Frost.
(9)
The principal address and office of Sandor Master Capital Fund L.P. is 2828 Routh Street, Suite 500, Dallas, Texas 75201. John Lemak is the manager and a control person of Sandor Master Capital Fund L.P., and, as such, has sole voting and dispositive power over the 15,000,000 shares of common stock held by Sandor Master Capital Fund L.P.

(10)	Includes 35,000,000 shares of common stock and 470,588 shares of common stock issuable upon conversion of a promissory note at a conversion price of $0.05 per share.

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

In 2012, pursuant to the services and employee leasing agreement, we directly paid the six employees $14,565, and we paid certain contractors $3,083.  Mr. Bleak received a total of $12,775 under this agreement. As of December 31, 2012, we owed MJI Resources Management Corp. an aggregate of $849,170 under this agreement.

We moved to our current facilities in Apache Junction, Arizona on October 3, 2011. Our current facilities are provided to us at no cost by MJI Resources Corp. Mr. Eckersley, one of our directors, is the President of MJI Resources Corp.  Mr. Eckersley, one of our directors, served as the President of MJI Resource Management Corp. from May 18, 2011 through September 30, 2011.  The former President of MJI Resource Management Corp., who was appointed October 1, 2011, served as our operations manager from April 2011 through December 5, 2012.  MJI Resource Management Corp. has employed Mr. Bleak in the capacity of a “leased employee” since June 2011.

On February 24, 2012, we issued Mr. Bleak 25,000,000 shares of common stock as compensation for his continued services.

On February 29, 2012, we entered into a note purchase agreement with Mr. Bleak pursuant to which we sold him $23,529.41 of convertible promissory notes at an aggregate purchase price of $20,000.   Unless earlier converted or immediately due and payable upon an event of default, the note shall mature on February 28, 2013.   The face value of the note may be converted at Mr. Bleak’s option, in whole or in part, at any time at least three months following the date of issuance into shares of our common stock at a conversion price of $0.05 per share.   We believe that Mr. Bleak will convert the note into shares of our common stock.  Further, at any time prior to the maturity date or conversion as set forth in the prior sentence, the face value of the note shall be exchanged into the applicable dollar amount of equity securities issued by us in a subsequent financing of at least $1,000,000 at a conversion price of $0.05 per share.

On May 9, 2012, we issued $37,500 of our 6% convertible debentures for an aggregate purchase price of $37,500 to a 5% shareholder. The debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of our securities. In connection with the agreement, the shareholder received a warrant to purchase 750,000 shares of our common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price.

Item 14. Principal Accounting Fees and Services

We paid Randall N. Drake, C.P.A., P.A., our independent registered public accounting firm for the 2011 fiscal year, the following amounts:

2011
Audit Fees (1)	$23,500
Audit Related Fees (2)	0
Tax Fees	0
All Other Fees	0
Total Fees	$23,500

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	Audit related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

On April 12, 2013, we appointed D. Brooks and Associates CPA's, P.A. as our independent registered public accounting firm for the 2012fiscal year.

We paid D. Brooks and Associates CPA's, P.A. ,our independent registered public accounting firm for the 2012 fiscal year, the following amounts:

		2012
Audit Fees (1)	$	$0
Audit Related Fees (2)		0
Tax Fees		0
All Other Fees		0
Total Fees	$	$0

(1)		Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)		Audit related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

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

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010)

3.3	Series A Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010)

3.4	Series D Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2012)

4.1
Form of Common Stock Purchase Warrant issued February 4, 2010 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16. 2010)

4.2
Form of Common Stock Purchase Warrant issued April 21, 2010 (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17. 2010)

4.3
Form of Common Stock Purchase Warrant issued May 22, 2010 through June 11 (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24. 2010)

4.4	Form of Note (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012)

4.5	Form of Convertible Debenture issued May 9, 2012*

4.6	Form of Common Stock Purchase Warrant issued May 9, 2012*

10.1	Option Agreement dated December 22, 2009 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3. 2010)

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

10.4	Quitclaim Deed dated April 26, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2011)

10.5	Commercial/Industrial Lease dated May 1, 2011 (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2011)
10.6	Stock Option Agreement dated May 2, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2011)

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011)
10.8	Supplement to Subscription Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011)

10.9
Services and Employee Leasing Agreement dated June 1, 2011 (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2011) +

10.10
Amendment of Services and Employee Leasing Agreement dated August 1, 2011 (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2011) +

10.11
Third Amendment of Services and Employee Leasing Agreement dated October 1, 2011 (Incorporated by reference to Exhibit 10.24to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012) +

10.12	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012)

10.13	Cancellation Agreement dated February 21, 2012 ((Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012)+

10.14	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2011)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2013	SILVER HORN MINING LTD.
	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013
	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Financial Statements-

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011, and for the Period from Inception of Exploration stage (April 25, 2011) to December 31, 2012	F-5

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2012 and 2011	F-6

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and for the Period from Inception of Exploration stage (April 25, 2011) to December 31, 2012	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Silver Horn Mining Ltd (An Exploration Stage Company)

We have audited the accompanying balance sheet of Silver Horn Mining Ltd. (An Exploration Stage Company) as of December 31, 2012, and the related statements of income, stockholders’ deficiency, and cash flows for the year then ended. Silver Horn Mining Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Horn Mining Ltd. (An Exploration Stage Company) as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D. Brooks and Associates CPA’s, P.A.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 16, 2013

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS
CURRENT ASSETS:
Cash	$20	$15,047
Prepaid expenses	7,500	39,945
Debt issuance cost	-	517

Total Assets	$7,520	$55,509

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$492,766	$341,427
Accounts payable - related party	849,170	88,981
Convertible debentures and notes payable, net of debt discounts	210,110	145,959
Derivative liabilities	50,888	-
Liabilities for discontinued operations	112,397	112,397

Total Current Liabilities	1,715,331	688,764

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Series D, 1,000,000 and 0 issued
and outstanding, as of December 31, 2012 and December 31, 2011, respectively	100	-
Common stock; $0.0001 par value; 750,000,000 shares
authorized; 253,033,555 and 225,833,555 shares issued
and outstanding as of December 31, 2012 and December 31, 2011, respectively	25,303	22,583
Additional paid-in capital	47,859,648	44,125,952
Accumulated deficit	(41,947,270)	(41,947,270)
Accumulated deficit since inception of exploration stage (April 25, 2011)	(7,645,892)	(2,834,820)

Total Stockholders' Deficit	(1,707,811)	(633,255)

Total Liabilities and Stockholders' Deficit	$7,520	$55,509

See accompanying notes to consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM INCEPTION OF EXPLORATION STAGE (APRIL 25, 2011) TO DECEMBER 31, 2012

			Period from
			Inception of
			Exploration stage
			(April 25, 2011)
	Year Ended	Year Ended	through
	December 31,	December 31,	December31,
	2012	2011	2012

Net revenues	$-	$-	$-

Operating expenses:
Payroll expense and stock based compensation	3,875,049	527,370	4,385,418
Management fees - related party	300,000	155,000	300,000
Exploration cost	115,832	156,363	272,195
Impaiment of mineral rights	-	500,000	500,000
Professional and consulting	280,770	263,746	589,019
General and administrative expenses	98,551	341,233	416,125

Total operating expenses	4,670,201	1,943,712	6,462,757

Loss from operations	(4,670,201)	(1,943,712)	(6,462,757)

Other income (expense)
Gain from settlement of debt	-	28,244	-
Interest expense, net	(127,483)	(658,155)	(488,807)
Derivative liability expense	(174,128)	-	(174,128)
Change in fair value of derivative liabilities	160,740	(6,148,651)	(520,200)

Total other expense, net	(140,871)	(6,778,562)	(1,183,135)

Loss before provision for income taxes	(4,811,072)	(8,722,274)	(7,645,892)

Provision for income taxes	-	-	-

Net loss	(4,811,072)	$(8,722,274)	$(7,645,892)

NET LOSS PER COMMON SHARE:
Basic and Diluted	(0.02)	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	249,271,259	220,095,090	224,804,659

See accompanying notes to consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock - Series A		Preferred Stock - Series D				Additional Paid	Accumulated	Stockholders'
	$0.0001 Par Value		$0.0001 Par Value		Common Stock		in Capital	Deficit	Deficit

Balance, January 1, 2011	3,000,000	$300	-	$-	170,613,692	$17,061	$28,831,876	$(36,059,816)	$(7,210,579)

Issuance of common stock for cash	-	-	-	-	11,000,000	1,100	548,900	-	550,000

Issuance of common stock for services	-	-	-	-	1,000,000	100	129,900	-	130,000

Issuance of common stock for accrued director's fees	-	-	-	-	219,863	22	9,978	-	10,000

Contributed capital	-	-	-	-	-	-	95,000	-	95,000

Reclassification of derivative liability upon
extinguishment of convertible debentures	-	-	-	-	-	-	12,857,466	-	12,857,466

Issuance of common stock in connection with the conversion
of convertible debentures	-	-	-	-	28,000,000	2,800	697,200	-	700,000

Issuance of common stock in connection with the
exercise of warrants	-	-	-	-	5,000,000	500	124,500	-	125,000

Stock-based compensation in connection with options granted	-	-	-	-	-	-	332,132	-	332,132

Issuance of common stock in connection with the
transfer and conveyance of unpatented mining claims	-	-	-	-	10,000,000	1,000	499,000	-	500,000

Net Loss	-	-	-	-	-	-	-	(8,722,274)	(8,722,274)

Balance, December 31, 2011	3,000,000	300	-	-	225,833,555	22,583	44,125,952	(44,782,090)	(633,255)

Issuance of common stock for services	-	-	-	-	25,000,000	2,500	3,497,500	-	3,500,000

Beneficial conversion feature in connection
with a convertible promissory note	-	-	-	-	-	-	90,000	-	90,000

Issuance of common stock in connection with the conversion
of convertible debentures	-	-	-	-	2,200,000	220	54,780	-	55,000

Stock-based compensation in connection with options granted	-	-	-	-	-	-	41,516	-	41,516

Issuance of preferred stock for cash	-	-	1,000,000	100	-	-	49,900	-	50,000

Net Loss	-	-	-	-	-	-	-	(4,811,072)	(4,811,072)

Balance, December 31, 2012	3,000,000	$300	1,000,000	$100	253,033,555	$25,303	$47,859,648	$(49,593,162)	$(1,707,811)

See accompanying notes to consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM INCEPTION OF EXPLORATION STAGE (APRIL 25, 2011) TO DECEMBER 31, 2012

			Period from
			Inception of
			Exploration stage
			(April 25, 2011)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(4,770,072)	$(8,722,274)	$(7,609,892)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	-	140,601	95,034
Amortization of debt issuance costs	517	6,252	5,206
Amortization of debt discount	119,151	623,667	453,964
Impaiment of mineral rights	-	500,000	500,000
Derivative liability expense	174,128	-	174,128
Change in fair value of derivative liabilities	(160,740)	6,148,651	520,200
Stock based consulting	-	130,000	130,000
Stock based compensation expense	41,516	332,132	373,648
Common stock issued for services	3,500,000	-	3,500,000
Gain from settlement of debt	-	(28,244)	-

(Increase) Decrease in:
Prepaid expense	32,446	(95,004)	3,641

Increase (Decrease) in:
Accounts payable and accrued expenses	870,528	225,213	1,070,260
Liabilities of discontinued operations	-	(15,000)	-
Net cash used in operating activities	(192,527)	(754,006)	(783,811)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	-	50,000
Proceeds from issuance of common stock	-	550,000	550,000
Proceeds from exercise of stock warrants	-	125,000	-
Net proceeds from debentures	127,500	-	127,500
Net cash provided by financing activities	177,500	675,000	727,500

Net decrease in cash	(15,027)	(79,006)	(56,311)

Cash, beginning of period	15,047	94,053	56,331
Cash, end of period	$20	$15,047	$20

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Contributed capital in connection with an extinguishment of a convertible debenture	$-	$95,000	$31,666
Issuance of common stock for convertible debentures	$55,000	$700,000	$505,000
Issuance of common stock for accrued director's fees	$-	$10,000	$-
Reclassification of derivative liability to equity	$-	$12,857,466	$9,662,196
Issuance of common stock in connection with the transfer and conveyance of certain silver mining claim	$-	$500,000	$500,000

See accompanying notes to consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The remaining liabilities for  discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities for discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012	December 31, 2011
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$112,397	$112,397

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation and Principles of Consolidation

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At December 31, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to December 31, 2012:

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2012	$—	$—	$—
Recognition of derivative liability	103,313	108,316	211,629
Extinguishment of derivative liability upon conversion of debt to equity	—	—	—
Change in fair value included in earnings	(88,317)	(72,424)	(160,740)
Balance at December 31, 2012	$14,996	$35,892	$50,888

Total derivative liabilities at December 31, 2012 and 2011 amounted to $50,888 and $0, respectively.

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments. The carrying amount of convertible notes and debentures at December 31, 2012, approximate their respective fair values based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the years ended December 31, 2012 and 2011, the Company does not have long-lived assets and therefore did not consider it necessary to record any impairment charges.

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the year ended December 31, 2012, the Company incurred exploration cost of $115,832. As of December 31, 2012, the Company has yet to establish proven or probable reserves on any of its mineral properties.

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

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share for all periods presented does not include dilutive common stock equivalents in the weighted average shares outstanding as they were anti-dilutive. At December 31, 2012, the Company has outstanding warrants to purchase 36,750,000 shares and 6,867,640 shares issuable pursuant to. At December 31, 2011, the Company had 36,000,000 outstanding warrants, 30,000,000 outstanding options and 19,200,000 shares equivalent issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 -  GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2012, the Company had an accumulated deficit of approximately $49.6 million, and a working capital deficiency of $1.7 million. For the year ended December 31, 2012, the Company incurred a net loss of approximately $4.8 million and had negative cash flows from operations in the amount of approximately $193,000. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

THE COD PROPERTY

The COD Property is located in Mohave County, Arizona, 7 miles southwest of Chloride, Arizona. The property consists of 14 federal unpatented lode mining claims on BLM land totaling 280 acres. The Company filed the claims with the BLM on July 1, 2011. To maintain the mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus an annual fee of $10 per claim per year to Mohave County. The Company is currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development. The COD Property does not currently have any reserves. All activities undertaken and currently proposed at the COD Property are exploratory in nature. On September 18, 2011, the Company received a notice from a third party claiming that, of the Company’s 14 mining claims on the COD Property in Mohave County, Arizona, 9 are situated overlapping this third party’s 7 claims that allegedly predate the Company’s claims, and requesting that the Company cease and desist from sampling or removing any ores from these properties. The Company believes that the third party’s demands are without merit. On October 3, 2011 the Company requested that the third party disclaim any interest in its alleged claims by executing and delivering to the Company a quitclaim deed with respect to the third party’s 7 claims. If the third party fails to execute and deliver the quitclaim deed by October 25, 2011, the Company may pursue any and all available legal actions and remedies. On October 25, 2011, the third party failed to execute and deliver the quitclaim deed and the Company has initiated legal action regarding the COD claims.  The Company filed a complaint on March 16, 2012 against John C. Cost for quiet title and recovery of real property regarding the disputed mining claims. As of December 31, 2012 the case is in discovery, and trial is set for August 20, 2013.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures

On December 17, 2009, to obtain funding for working capital, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue its 6% senior convertible debentures for an aggregate purchase price of $75,000. The debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The debenture will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the debenture.

On February 4, 2010 the Company amended the terms of the securities purchase agreement and agreed to issue an additional $200,000 of its 6% convertible debentures for an aggregate purchase price of $200,000. The debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the debenture. In connection with the agreement, the investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the Initial Exercise Price. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock.

These convertible debentures were fully convertible at the issuance date thus amounts allocated to the beneficial conversion feature and the warrants were treated as discounts on the 6% senior convertible debentures and were valued at $200,000 to be amortized over the debenture term. The fair value of the warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 2.29% and an expected holding period of five years. The Company paid a legal fee of $12,500 in connection with this debenture.

Accordingly, the Company recorded debt issuance costs of $12,500 which were amortized over the term of the debenture. For the years ended December 31, 2012 and 2011, amortization of debt issuance costs amounted to $517 and $6,252, respectively, and is included in interest expense. As a result of the Merger with EClips Media and further stock split on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Between March 2010 and June 2010, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company agreed to issue an aggregate of $750,000 of its 6% senior convertible debentures with the same terms and conditions of the debentures issued on February 4, 2010. In connection with the Agreement, the Investors received warrants to purchase 30,000,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.025, subject to adjustment in certain circumstances. In accordance with ASC 470-20-25, the convertible debentures were considered to have a beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible debentures were fully convertible at the issuance date thus amounts allocated to the beneficial conversion feature and the warrants were treated as a discount on the 6% senior convertible debentures of $750,000 to be amortized over the debenture term. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 211%; risk-free interest rate of 2.43% and an expected holding period of five years.

In January 2011, two note holders (the “Assignors”) of the Company’s 6% convertible debentures entered into an Assignment agreement with an unrelated party (the “Assignee”) whereby the Assignors assigned a total principal amount of $250,000 of the convertible debentures (the “Assigned Debenture”) and warrants to purchase 5,000,000 shares of common stock (the “Assigned Warrants”) (the Assigned Debenture and the Assigned Warrants collectively, the ”Assigned Securities”). The Assignee purchased the Assigned Securities for $300,000. Contemporaneously with the closing of this agreement, the Assignee converted the Assigned Debenture into shares of the Company’s common stock and exercised the Assigned Warrants for total net proceeds of $125,000 to the Company. The Company issued 10,000,000 shares in connection with the conversion of the Assigned Debenture and 5,000,000 shares in connection with the exercise of the Assigned Warrants.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

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
DECEMBER 31, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible debentures above included a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. During fiscal year 2011, the down-round provisions for convertible debentures and warrants that were issued during fiscal 2010 were terminated after 18 months from such issuance pursuant to the Debenture agreement and thus no longer considered derivatives. However, the down-round provisions for convertible debentures and warrants that were issued in May 2012 are considered derivatives as of December 31, 2012 (see Note 8).

Convertible Notes Payable

On February 29, 2012, the Company entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000. These investors include Daniel Bleak and several of the Company’s existing shareholders. The notes matured on February 28, 2013 . The Company acknowledges and agrees that this note was issued at an original issue discount. No regularly scheduled interest payments shall be paid on this note.   The note is past due and due on demand.

The face value of each note may be converted at the holder’s option, in whole or in part, at any time at least three months following the date of issuance into shares of the Company’s common stock at a conversion price of $0.05 per share, shall be subject to adjustment in the case of stock splits, reclassifications, reorganizations, and mergers or consolidations upon issuances at less than the conversion price. Further, at any time prior to the maturity date or conversion as set forth in the prior sentence, the face value of each Note shall be exchanged into the applicable dollar amount of equity securities issued by the Company in a subsequent financing of at least $1,000,000 at a conversion price of $0.05 per share of the Company’s common stock. Until such time that the notes are no longer outstanding, without the consent of the holders, the Company is prohibited from incurring certain debt, selling any accounts receivable or declaring any dividend. The Company concluded that since these notes do not include a down-round provision under which the conversion price could be affected by future equity offerings, the embedded conversion feature was not considered a derivative.

The Company recorded a debt discount of $15,882 which represents the difference between the principal amount of $105,882 over the proceeds received or $90,000. Additionally, in accordance with ASC 470-20-25, the notes were considered to have an beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These notes were fully convertible at the issuance date thus the value of the beneficial conversion were treated as a discount and were valued at $90,000. The total debt discount of $105,882 shall be amortized over the term of the notes.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

At December 31, 2012 and 2011, convertible debentures and notes payable consisted of the following:

	December 31, 2012	December 31, 2011
Convertible debentures and notes payable	$243,382	$155,000

Less: debt discount	(33,272)	(9,041)

Convertible debentures and notes payable– net	$210,110	$145,959

Total amortization of debt discounts for the convertible debentures amounted to $119,151 and $623,667 for the years ended December 31, 2012 and 2011, respectively, and is included in interest expense. Accrued interest as of December 31, 2012 and 2011 amounted to $79,120 and $71,305 respectively, and is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheets.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

On the effective date of the Merger, (i) each issued and outstanding share of Common Stock of the Company had been converted into two (2) shares of EClips Media Common Stock, (ii) each issued and outstanding share of Series D Preferred Stock of the Company had been converted into two (2) shares of EClips Media Series A Preferred Stock and (iii) the outstanding share of EClips Media Common Stock held by the Company shall be retired and canceled and shall resume the status of authorized and unissued EClips Media Common Stock. All shares and per share values were retroactively stated at the effective date of merger. Except as otherwise noted, amounts set forth as of December 31, 2012 reflects the effect of the merger.

The authorized capital of the Company consists of 750,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share of which 3,000,000 shares have been designated as series A Preferred Stock, and 1,000,000 shares as series D Preferred Stock.

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
DECEMBER 31, 2012

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

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
DECEMBER 31, 2012

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

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

For the years ended December 31, 2012 and 2011, the Company recorded stock-based compensation expense related to stock options of $41,516 and $332,132.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

A summary of the status of the Company’s outstanding stock options and changes during the period then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2011	—	$—	—
Granted	30,000,000	0.05	5.0
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at December 31, 2011	30,000,000	$0.05	4.33

Options exercisable at December 31, 2011	—	$—
Options expected to vest	—
Weighted average fair value of options granted during the year ended December 31, 2011		$0.05

Balance at January 1, 2012	30,000,000	$0.05	4.33
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(30,000,000)	0.05	4.16
Balance outstanding at December 31, 2012	—	$—	—

Options exercisable at December 31, 2012	—	$—
Options expected to vest	—
Weighted average fair value of options granted during the year ended December 31, 2012		$—

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2011	41,000,000	$0.025
Granted	—	—
Exercised	(5,000,000)	0.025
Balance at December 31, 2011	36,000,000	$0.025
Granted	750,000	0.05
Exercised	—	—
Balance at December 31, 2012	36,750,000	$0.026

Warrants exercisable at December 31, 2012	36,750,000	$0.026

The following table summarizes the Company’s stock warrants outstanding at December 31, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at	Weighted Average
	December 31,			December 31, 2012	Exercise Price
	2012
$0.03	36,000,000	2.06 Years	$0.025	36,000,000	$0.025
0.05	750,000	4.36 Years	0.05	750,000	0.05
$0.03	36,750,000	2.11 Years	$0.026	36,750,000	$0.026

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $20.8 million at December 31, 2012, expiring through the year 2031. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Tax benefit computed at "expected" statutory rate	$(1,623,524)	$(2,965,573)
State income taxes, net of benefit	(178,110)	(54,330)
Permanent differences :
Stock based compensation and consulting	14,115	157,125
Loss (gain) from change in fair value of derivative liability	(54,652)	2,090,541
Amortization of debt discount	40,511	212,047
Impairment loss	-	170,000

Increase in valuation allowance	1,801,660	390,190
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:	$10,003,984	$8,202,324
Net operating loss carryforward
Other	-	-
Total deferred tax assets	$10,003,984	$8,202,324

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$-
Total deferred tax liabilities	$-	$-

Net deferred tax asset before valuation allowance	$10,003,984	$8,202,324
Less: valuation allowance	(10,003,984)	(8,202,324)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2012 and 2011, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $1,801,660.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Services and Employee Leasing Agreement

On June 1, 2011, the Company entered into a Services and Employee Leasing Agreement (the “Agreement”) with MJI Resource Management Corp. (“MJI”) pursuant to which the Company agreed to pay MJI $15,000 a month and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 a month as defined in the amended Agreement. Associated expenses include general administrative costs, rent, utilities and office supplies. The term of this Agreement shall commence for a period of 5 years. This Agreement may be terminated at any time by either party by giving a written notice to the other party and shall terminate 180 days following the delivery of such notice. Mr. Eckersley, one of the Company’s directors, was the former President of MJI, and Mr. Bleak serves as the sole CC Officer and Chairman of the Board for MJI.

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
DECEMBER 31, 2012

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

On June 1, 2011, the Company entered into a one year Services and Employee Leasing Agreement with MJI pursuant to which the Company agreed to pay MJI $15,000 a month, as adjusted for additional services or upon the termination of the Agreement, and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting, and resource location services. The Company also pays the six employees an aggregate of $11,000 a month. This Agreement may be terminated at any time by either party. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month, as adjusted for additional services or upon the termination of the Agreement. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 per month (as adjusted for additional services or upon termination of the Agreement) and extends the term of the Agreement to five years. Mr. Eckersley, one of the Company’s directors, was the former President of MJI. The Company’s operations manager is the current President of MJI. During the year ended December 31, 2012, the Company incurred $300,000 of management fees and approximately $437,000 of personnel expenses through MJI. As of December 31, 2012, accounts payable due to MJI amounted to approximately $849,170. Such amount owed to MJI is in connection with unpaid management fees, accrued salaries for services rendered by MJI’s employees and reimbursable expenses paid by MJI for working capital purposes.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – DERIVATIVE LIABILITIES

In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. The adoption of this requirement will affected accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions are no longer recorded in equity and are reclassified as a liability.

Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

In connection with the issuance of its  6% convertible debentures and related warrants, the Company has determined that the terms of the convertible debentures and warrants include down-round provisions under which the conversion and exercise price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture (see Note 4). Accordingly, the embedded conversion options and warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. During the year ended December 31, 2011, the down-round provisions related to convertible debentures issued in 2009 and 2010 expired. As a result, the embedded conversion options and warrants were no longer relevant to be provided as liabilities and 6,148,651 was reclassed to equity. The Company has recognized derivative liabilities of $50,888 and $0 at December 31, 2012 and 2011, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $160,740 and $(6,148,651) for the years ended December 31, 2012 and 2011, respectively. Derivative liability expense was $174,129 for the year ended December 31, 2012.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	December 31, 2011	December 31, 2012
Expected volatility	207% - 257%	89% - 217%
Expected term	1.25 - 4 Years	1.5 - 4.36 Years
Risk-free interest rate	0.02% - 1.76%	0.15% - 0.72%
Expected dividend yield	0%	0%