Form 10-Q
period 2013-03-31
SILVER HORN MINING LTD.
filed 2013-05-20
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2013, there were 253,033,555 shares of common stock, par value $0.0001, issued and outstanding.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
March 31, 2013

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Silver Horn,” “Eclips,” “we,” “us,” “our” and similar terms refer to Silver Horn Mining Ltd., a Delaware corporation, and subsidiaries.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	2013	2012
	Unaudited	Audited

ASSETS
CURRENT ASSETS:
Cash	$20	$20
Prepaid expenses	2,000	7,500

Total Assets	$2,020	$7,520

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$513,566	$492,766
Accounts payable - related party	994,974	849,170
Convertible debentures and notes payable, net of debt discounts	237,132	210,110
Derivative liabilities	35,742	50,888
Liabilities for discontinued operations	112,397	112,397

Total Liabilities	1,893,811	1,715,331

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Series D, 1,000,000 issued and outstanding	100	100
Common stock; $0.0001 par value; 750,000,000 shares
authorized; 253,033,555 shares issued and outstanding	25,303	25,303
Additional paid-in capital	47,859,648	47,859,648
Accumulated deficit	(41,947,270)	(41,947,270)
Accumulated deficit since inception of exploration stage (April 25, 2011)	(7,829,872)	(7,645,892)

Total Stockholders' Deficit	(1,891,791)	(1,707,811)

Total Liabilities and Stockholders' Deficit	$2,020	$7,520

See accompanying notes to condensed consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012, AND FOR THE PERIOD
FROM INCEPTION OF EXPLORATION STAGE (APRIL 25, 2011) TO MARCH 31, 2013
(Unaudited)

			Period from
			Inception of
			Exploration stage
	Three Months	Three Months	(April 25, 2011)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

Net revenues	$-	$-	$-

Operating expenses:
Payroll expense and stock based compensation	70,804	3,627,912	4,456,222
Management fees - related party	75,000	75,000	375,000
Exploration cost	5,000	10,949	277,195
Impaiment of mineral rights	-	-	500,000
Professional and consulting	11,599	70,987	600,618
General and administrative expenses	7,618	24,381	423,743

Total operating expenses	170,021	3,809,229	6,632,778

Loss from operations	(170,021)	(3,809,229)	(6,632,778)

Other income (expense)
Interest expense, net	(29,106)	(20,221)	(517,913)
Derivative liability expense	-	-	(174,128)
Change in fair value of derivative liabilities	15,147	-	(505,053)

Total other expense, net	(13,959)	(20,221)	(1,197,094)

Loss before provision for income taxes	(183,980)	(3,829,450)	(7,829,872)

Provision for income taxes	-	-	-

Net loss	$(183,980)	$(3,829,450)	$(7,829,872)

NET LOSS PER COMMON SHARE:
Basic and Diluted	(0.001)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	253,033,555	181,649,788

See accompanying notes to condensed consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012, AND FOR THE PERIOD
FROM INCEPTION OF EXPLORATION STAGE (APRIL 25, 2011) TO MARCH 31, 2013
(Unaudited)

			Period from
			Inception of
			Exploration stage
	Three Months	Three Months	(April 25, 2011)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(183,980)	$(3,829,450)	$(7,829,872)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of prepaid expenses	-	-	95,034
Amortization of debt issuance costs	-	517	5,206
Amortization of debt discount	27,019	17,865	480,983
Impaiment of mineral rights	-	-	500,000
Derivative liability expense	-	-	174,128
Change in fair value of derivative liabilities	(15,146)	-	505,054
Stock based consulting	-	-	130,000
Stock based compensation expense	-	41,516	373,648
Common stock issued for services	-	3,500,000	3,500,000

Decrease in:
Prepaid expense	5,500	18,598	9,141

Increase in:
Accounts payable and accrued expenses	166,607	156,576	1,272,867

Net cash used in operating activities	-	(94,378)	(783,811)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	-	50,000
Proceeds from issuance of common stock	-	-	550,000
Net proceeds from debentures	-	90,000	127,500

Net cash provided by financing activities	-	90,000	727,500

Net decrease in cash	-	(4,378)	(56,311)

Cash, beginning of period	20	15,047	56,331

Cash, end of period	$20	$10,669	$20

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:
Contributed capital in connection with an extinguishment
of a convertible debenture	$-	$47,500	$31,666
Issuance of common stock for convertible debentures	$-	$250,000	$505,000
Issuance of common stock for accrued director's fees	$-	$10,000	$-
Reclassification of derivative liability to equity	$-	$3,195,270	$9,662,196
Issuance of common stock in connection with the transfer
and conveyance of certain silver mining claim	$-	$-	$500,000

See accompanying notes to condensed consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

The remaining liabilities for  discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities for discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$112,397	$112,397

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the period ended March 31, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through March 31, 2013. At March 31, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 2) from January 1, 2013 to March 31, 2013:

	Conversion feature	Warrant liability	Total
	derivative liability
Balance at January 1, 2013	$14,996	$35,892	$50,888
Change in fair value included in earnings	(8,447)	(6,700)	(15,147)
Balance at March 31, 2013	$6,549	$29,193	$35,742

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments. The carrying amount of convertible notes and debentures at March 31, 2013, approximate their respective fair values based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the period ended March 31, 2013, the Company incurred exploration cost of $5,000. As of March 31, 2013, the Company has yet to establish proven or probable reserves on any of its mineral properties.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share for all periods presented does not include dilutive common stock equivalents in the weighted average shares outstanding as they were anti-dilutive. At March 31, 2013, the Company has outstanding warrants to purchase 36,750,000 shares and 6,867,640 shares underlying convertible debt.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 2 -  GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2013, the Company had an accumulated deficit of approximately $49.8 million, and a working capital deficiency of $1.9 million. For the three months ended March 31, 2013, the Company incurred a net loss of $183,980 and had cash flows from operations in the amount of $0. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

THE COD PROPERTY

The COD Property is located in Mohave County, Arizona, 7 miles southwest of Chloride, Arizona. The property consists of 14 federal unpatented lode mining claims on BLM land totaling 280 acres. The Company filed the claims with the BLM on July 1, 2011. To maintain the mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus an annual fee of $10 per claim per year to Mohave County. The Company is currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development. The COD Property does not currently have any reserves. All activities undertaken and currently proposed at the COD Property are exploratory in nature. On September 18, 2011, the Company received a notice from a third party claiming that, of the Company’s 14 mining claims on the COD Property in Mohave County, Arizona, 9 are situated overlapping this third party’s 7 claims that allegedly predate the Company’s claims, and requesting that the Company cease and desist from sampling or removing any ores from these properties. The Company believes that the third party’s demands are without merit. On October 3, 2011 the Company requested that the third party disclaim any interest in its alleged claims by executing and delivering to the Company a quitclaim deed with respect to the third party’s 7 claims. If the third party fails to execute and deliver the quitclaim deed by October 25, 2011, the Company may pursue any and all available legal actions and remedies. On October 25, 2011, the third party failed to execute and deliver the quitclaim deed and the Company has initiated legal action regarding the COD claims.  The Company filed a complaint on March 16, 2012 against John C. Cost for quiet title and recovery of real property regarding the disputed mining claims. As of March 31, 2013 the case is in discovery, and trial is set for August 20, 2013.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

Accordingly, the Company recorded debt issuance costs of $12,500 which were amortized over the term of the debenture. For the years ended March 31, 2013 and 2011, amortization of debt issuance costs amounted to $517 and $6,252, respectively, and is included in interest expense. As a result of the Merger with EClips Media and further stock split on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible debentures above included a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. During fiscal year 2011, the down-round provisions for convertible debentures and warrants that were issued during fiscal 2010 were terminated after 18 months from such issuance pursuant to the Debenture agreement and thus no longer considered derivatives. However, the down-round provisions for convertible debentures and warrants that were issued in May 2012 are considered derivatives as of March 31, 2013 (see Note 8).

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE (continued)

At March 31, 2013 and December 31, 2012, convertible debentures and notes payable consisted of the following:

	March 31, 2013	December 31, 2012
Convertible debentures and notes payable	$243,382	$243,382

Less: debt discount	(6,250)	(33,272)

Convertible debentures and notes payable– net	$237,132	$210,110

Total amortization of debt discounts for the convertible debentures amounted to $27,022 and $17,856  for the three months ended March 31, 2013 and 2012, respectively, and is included in interest expense. Accrued interest as of March 31, 2013 and December 31, 2012 amounted to $81,200 and $79,120 respectively, and is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheets.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 5 – COMMON STOCK WARRANTS

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2013	36,750,000	$0.026
Granted	—	—
Exercised	—	—
Balance at March 31, 2013	36,750,000	$0.026

Warrants exercisable at March 31, 2013	36,750,000	$0.026

The following table summarizes the Company’s stock warrants outstanding at March 31, 2013:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2013	Weighted Average Exercise Price
$ 0.025	36,000,000	1.81 Years	$0.025	36,000,000	$0.025
0.05	750,000	4.11 Years	0.05	750,000	0.05
$ 0.026	36,750,000	1.95 Years	$0.026	36,750,000	$0.026

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Services and Employee Leasing Agreement

On June 1, 2011, the Company entered into a Services and Employee Leasing Agreement (the “Agreement”) with MJI Resource Management Corp. (“MJI”) pursuant to which the Company agreed to pay MJI $15,000 a month and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 a month as defined in the amended Agreement. Associated expenses include general administrative costs, rent, utilities and office supplies. The term of this Agreement shall commence for a period of 5 years. This Agreement may be terminated at any time by either party by giving a written notice to the other party and shall terminate 180 days following the delivery of such notice. Mr. Eckersley, one of the Company’s directors, was the former President of MJI, and Mr. Bleak serves as the sole CC Officer and Chairman of the Board for MJI. The company incurred $75,000 of management fees pursuant to this agreement during the three months ended March 31, 2013.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

On June 1, 2011, the Company entered into a one year Services and Employee Leasing Agreement with MJI pursuant to which the Company agreed to pay MJI $15,000 a month, as adjusted for additional services or upon the termination of the Agreement, and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting, and resource location services. The Company also pays the six employees an aggregate of $11,000 a month. This Agreement may be terminated at any time by either party. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month, as adjusted for additional services or upon the termination of the Agreement. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 per month (as adjusted for additional services or upon termination of the Agreement) and extends the term of the Agreement to five years. Mr. Eckersley, one of the Company’s directors, was the former President of MJI. The Company’s operations manager is the current President of MJI. As of March 31, 2013, accounts payable due to MJI amounted to approximately $994,974. Such amount owed to MJI is in connection with unpaid management fees, accrued salaries for services rendered by MJI’s employees and reimbursable expenses paid by MJI for working capital purposes. The company incurred $75,000 of management fees pursuant to this agreement during the three months ended March 31, 2013.

On February 29, 2012, the Company entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000. These investors include Daniel Bleak and several of the Company’s existing shareholders (see Note 4).

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

In connection with the issuance of its  6% convertible debentures and related warrants, the Company has determined that the terms of the convertible debentures and warrants include down-round provisions under which the conversion and exercise price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture (see Note 4). Accordingly, the embedded conversion options and warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. During the year ended December 31, 2011, the down-round provisions related to convertible debentures issued in 2009 and 2010 expired. As a result, the embedded conversion options and warrants were no longer relevant to be provided as liabilities and 6,148,651 was reclassed to equity. The Company has recognized derivative liabilities of $35,742 and $50,888  at March 31, 2013 and December 31, 2012 respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $15,147 and $0 for the three months ended March 31, 2013 and 2012, respectively.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	December 31, 2012	March 31, 2013
Expected volatility	89% - 217%	67% - 222%
Expected term	1.5 - 4.36 Years	1.25 - 4.11 Years
Risk-free interest rate	0.15% - 0.72%	0.15% - 0.82%
Expected dividend yield	0%	0%

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

None.

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

For the three months ended March 31, 2013, we had a net loss of approximately $184,000, and net cash used in operations of $0 during the three months ended March 31, 2013. At March 31, 2013, we had a working capital deficiency of approximately $1.9 million. Additionally, at March 31, 2013, we had an accumulated deficit of approximately $49.8 million and stockholder’s deficit of $1.9 million. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Net Revenues. We have not generated revenues during the three months ended March 31, 2013 and 2012.

Operating Expenses. Total operating expenses for the three months ended March 31, 2013 were $170,021 a decrease of $3,639,208, or approximately 96%, from total operating expenses for the year ended March 31, 2012 of $3,809,229. This decrease is primarily attributable to:

Payroll and stock based compensation expenses were $70,804 and $3,627,912 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $3,557,108 or 98%. The difference is primarily attributable to the 25 million shares of our common stock issued in three months ended March 31, 2012 to Mr. Bleak as compensation for his continued services valued at $3,500,000. We did not have a comparable expense during the three months ended March 31, 2013.

Management fees to related party were $75,000 for both the three months ended March 31, 2013 and 2012.

Exploration costs were $5,000 and $10,949 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $5,949.  Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The decrease is primarily attributable to the decrease in geologist, consulting and research exploration expenses as a result of limited working capital.

Professional and consulting expenses were $11,599 and $70,987 for the three months ended March 31, 2013 and 2013, respectively, a decrease of $59,388 or 84%. Professional expenses were incurred for our audits and public filing requirements. The decrease was primarily attributable to the decrease in investor relations service, legal and accounting fees for the three months ended March 31, 2013.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $7,618 for the three months ended March 31, 2013, as compared to $24,381 for the three months ended March 31, 2012, a decrease of $16,763 or 69%. The decrease in general and administrative expenses during the three months ended March 31, 2013 is primarily attributable to decrease in insurance expense and public company expense.

Total Other Expense. Our total other expenses during the three months ended March 31, 2013 primarily included expenses associated with derivative liabilities and interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The Company recognized a derivative liability expense of $174,128 during the year ended December 31, 2012 upon issuance of the convertible debentures and warrants. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase (decrease) of $(15,147) and $0 during the three months ended March 31, 2013 and 2012, respectively. The increase/decrease in fair value of the derivative liabilities had been recognized as other expense/income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture in May 2012 and will continue to recognize derivative liabilities until 18 months after such issuance pursuant to the terms of the convertible debentures.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. The increase in interest expense when compared to the same period in 2012 is primarily attributable to the amortization of the debt discount amounting to approximately $ 27,022 and $18,382 during the three months ended March 31, 2013 and 2012, respectively, associated with the 6% convertible debenture.

Loss from Operations

We recorded loss from operations of $70,021for the three months ended March 31, 2013 as compared to $3,809,229 for the three months ended March 31, 2012.

Net Loss

We recorded net loss of $183,980 for the three months ended March 31, 2013 as compared to $3,829,450 for the three months ended March 31, 2012. As a result of the factors described above, our loss from continuing operations per share (basic and diluted) for the three months ended March 31, 2013 and 2012 were $0.001 and $0.02 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2013, we had a cash balance of $20. Our working capital deficit is $1,891,791 at March 31, 2013. We reported a net loss of $183,980 during the three months ended March 31, 2013. We do not anticipate we will be profitable in fiscal 2013.

We reported a net decrease in cash for the three months ended March 31, 2013 of $0. At March 31, 2013 we owed $237,382 (before debt discount) under various convertible debentures and notes payable. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2013 amounted to $0 and were primarily attributable to our net losses of $183,980, offset by amortization of debt discount and debt issuance costs of $27,019 and change in fair value of derivative liabilities of $(15,146), and total changes in assets and liabilities of $172,107. These changes in assets and liabilities are attributable to amortization of prepaid expenses of $5,500, and increase in accounts payable and accrued expenses of $166,607.

Net cash flows used in operating activities for the three months ended March 31, 2012 amounted to $(94,378) and were primarily attributable to our net losses of $3,829,450, offset by amortization of debt discount and debt issuance costs of $18,382, stock base compensation expense of $41,516 and common stock issued for services of $3,500,000, amortization of prepaid expenses of $18,598, and total changes in assets and liabilities of $156,576.

Financing Activities

Net cash flows provided by financing activities were $0 for the three months ended March 31, 2013. Net cash flows provided by financing activities were $90,000 for the three months ended March 31, 2013. We received net proceeds from debentures of $90,000.

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

At March 31, 2013, we owed $100,000 under these convertible debentures and $143,382 under these notes for a total debt of $243,382.

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

With respect to the quarterly period ending March 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2013 due to our limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

On February 29, 2012, the Company entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882.35 of convertible promissory notes at an aggregate purchase price of $90,000.  These investors included Daniel Bleak, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer and several of the Company’s existing shareholders.   The face value of each note may be converted at the holder’s option, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.05 per share, subject to adjustment in the case of stock splits, reclassifications, reorganizations, certain issuances at less than the conversion price and the like. The notes matured on February 28, 2013and to date no holder has converted its notes.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER HORN MINING LTD.

Date: May 20, 2013	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)