Form 10-K/A
period 2012-12-31
SILVER HORN MINING LTD.
filed 2013-08-07
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Silver Horn Mining Ltd. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 20012, previously filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Filing”). This Amendment is being filed to include the predecessor auditor's opinion and consent, and to correct the periods covered by the current auditor.

Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2 and 32.1 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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

4.4	Form of Note (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012)

4.5	Form of Convertible Debenture issued May 9, 2012 (Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013)

4.6
Form of Common Stock Purchase Warrant issued May 9, 2012 (Incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013)

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

10.12	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012)

10.13	Cancellation Agreement dated February 21, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012)+

10.14	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2011)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2013	SILVER HORN MINING LTD.
	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 6, 2013
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

 D. Brooks and Associates CPA’s, P.A.
Certified Public Accountants • Valuation Analyst • Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Silver Horn Mining Ltd.

We have audited the accompanying balance sheet of Silver Horn Mining Ltd. (An Exploration Stage Company) as of December 31, 2012, and the related statements of income, stockholders’ equity, and cash flows for the year then ended and for the period from April 25, 2011 (inception of exploration stage) through December 31, 2012. Silver Horn Mining Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Horn Mining Ltd. (An Exploration Stage Company) as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from April 25, 2011 (inception of exploration stage) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ D. Brooks and Associates CPA’s, P.A.

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, Florida
April 16, 2012

D. Brooks and Associates CPA’s, P.A. 8918 Marlamoor Lane, West Palm Beach, FL 33412 – (954) 5922507

DKM Certified Public Accountants	2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Silver Horn Mining Ltd.:

We have audited the accompanying consolidated balance sheet of Silver Horn Mining Ltd. and Subsidiaries (Exploration Stage Company) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from the inception of exploration stage from April 25, 2011 to December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Horn Mining Ltd. and Subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended and for the period from the inception of exploration stage from April 25, 2011 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
f/k/a/ Drake & Klein CPA’s
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