Form 10-Q
period 2013-06-30
SILVER HORN MINING LTD.
filed 2013-08-19
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2013, there were 253,033,555 shares of common stock, par value $0.0001, issued and outstanding.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
June 30, 2013

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Silver Horn,” “Eclips,” “we,” “us,” “our” and similar terms refer to Silver Horn Mining Ltd., a Delaware corporation, and subsidiaries.

Silver Horn Mining, Ltd.
(A Exploration Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2013	December 31, 2012
	(UNAUDITED)

Current Assets
Cash	$-	$20
Prepaid expenses	-	7,500
Total Current Assets	-	7,520

Total Assets	$-	$7,520

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$535,889	$492,766
Accounts payable - related party	1,138,922	849,170
Derivative liability	49,396	50,888
Convertible notes payable, net of debt discounts	237,132	210,110
Liabilities for discontinued operations	112,397	112,397
Total Current Liabilities	2,073,736	1,715,331

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Series D, 1,000,000 issued and outstanding	100	100

Common stock, $0.0001 par value; 750,000,000 shares authorized,
253,033,555 shares issued and outstanding	25,303	25,303
Additional paid-in capital	47,859,648	47,859,648
Accumulated deficit	(41,947,270)	(41,947,270)
Accumulated deficit since inception of exploration stage (April 25, 2011)	(8,011,817)	(7,645,892)
Total Stockholders' Deficiency	(2,073,736)	(1,707,811)

Total Liabilities and Stockholders' Deficiency	$-	$7,520

See accompanying notes to condensed consolidated financial statements

Silver Horn Mining, Ltd.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended		For the Period From April 25, 2011 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Net revenues	$-	$-	$-	$-	$-

Operating Expenses
Payroll expense and stock based compensation	59,314	86,262	130,117	3,714,174	4,515,535
Management fees - related party	75,000	-	150,000	-	450,000
Exploration cost	-	29,587	5,000	40,536	277,195
Impairment of mineral rights	-	-	-	-	500,000
Professional and consulting	12,489	38,324	33,085	109,311	622,104
General and administrative expneses	7,403	117,590	6,025	216,971	422,150
Total Operating Expenses	154,206	271,763	324,227	4,080,992	6,786,984

Loss from Operations	(142,715)	(271,763)	(324,227)	(4,080,992)	(6,786,984)

Other Income / (Expense)

Interest expense	(14,087)	(31,411)	(43,190)	(51,632)	(531,997)
Derivative expense	-	(174,129)	-	(174,129)	(174,128)
Change in fair value of derivative liability	(13,655)	44,735	1,492	44,735	(518,708)
Total Other Expense, net	(27,742)	(160,805)	(41,698)	(181,026)	(1,224,833)

Net Loss	$(181,948)	$(432,568)	$(365,925)	$(4,262,018)	$(8,011,817)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	253,033,555	253,033,555	253,033,555	245,467,621

See accompanying notes to condensed consolidated financial statements

Silver Horn Mining, Ltd.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended		For the Period From April 25, 2011 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013
Cash Flows From Operating Activities:
Net Loss	$(365,925)	$(4,262,018)	$(8,011,817)
Adjustments to reconcile net loss to net cash used in operations
Amortization of prepaid expenses	-	-	95,034
Amortization of debt issuance costs	-	517	5,206
Amortization of debt discount	27,022	47,460	480,986
Impairmnet of mineral rights	-	-	500,000
Derivative liability expense	-	174,129	174,128
Change in fair value of derivative liabilities	(1,492)	(44,735)	518,708
Stock based consulting	-	-	130,000
Stock based compensation expense	-	41,516	373,648
Common stock issued for services	-	3,500,000	3,500,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	7,500	26,473	11,142
Increase in accounts payable and accrued expenses	332,875	374,357	1,439,134
Net Cash Used In Operating Activities	(20)	(142,301)	(783,831)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	-	-	50,000
Proceeds from issuance of common stock	-	-	550,000
Proceeds from exercise of stock warrants	-	-	-
Net proceeds from debentures	-	127,500	127,500
Net Cash Provided by Financing Activities	-	127,500	727,500

Net decrease in Cash	(20)	(14,801)	(56,331)

Cash at Beginning of Period	20	15,047	56,331

Cash at End of Period	$-	$246	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Contributed capital in connection with an extinguishment of a convertible debenture	$-	$-	$31,666.00
Issuance of common stock for convertible debentures	$-	$55,000	$505,000.00
Reclassification of derivative liability to equity	$-	$-	$9,662,196.00
Issuance of common stock in connection with the transfer and conveyance of certain silver mining claim	$-	$-	$500,000.00
Issuance of convertible promissory notes	$-	$105,882	$105,882.00

See accompanying notes to condensed consolidated financial statements

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

The remaining liabilities for  discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities for discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012

Assets	$-	$-

Liabilities
Accounts Payable and Accrued expenses	(112,397)	(112,397)
Liabilities of discontinued operations	$(112,397)	$(112,397)

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

Exploration Stage Company

The Company has been in the exploration stage since April 25, 2011, and has not yet realized any revenues from its planned operations. The Company intends to focus on acquiring and exploring natural resource properties. Accordingly, the Company is an exploration stage company as defined in ASC 915 “Development Stage Entities”.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the period ended June 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through June 30, 2013. At June 30, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 2) from January 1, 2013 to June 30, 2013:

	Convertible Debt	Warrants	Total

Balance at December 31, 2012	$14,996	$35,892	50,888
Change in fair value of derivative liabilities	5,208	(6,700)	(1,492)

Balance at June 30, 2013	$20,204	$29,192	$49,396

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments. The carrying amount of convertible notes and debentures at June 30, 2013, approximate their respective fair values based on the Company’s incremental borrowing rate. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the six months ended June 30, 2013 and 2012, the Company incurred exploration cost of $5,000 and $40,536. For the period from April 25, 2011 (Inception) through June 30, 2013, the Company incurred exploration cost of $277,195.  As of June 30, 2013, the Company has yet to establish proven or probable reserves on any of its mineral properties.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share for all periods presented does not include dilutive common stock equivalents in the weighted average shares outstanding as they were anti-dilutive.  The computation of basic and diluted loss per share at June 30, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2013	June 30, 2012

Convertible Debt (Exercise price - $0.05/share)	750,000	6,967,640
Stock Warrants (Exercise price - $0.03 - $0.05/share)	36,750,000	36,000,000

Total	37,500,000	42,967,640

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had a material impact on our unaudited condensed consolidated financial statements.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2013, the Company had an accumulated deficit of approximately $49,959,087, and a working capital deficiency of $2,073,736. For the six months ended June 30, 2013, the Company incurred a net loss of $365,925 and had cash flows used in operations in the amount of $20. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

THE COD PROPERTY

The COD Property is located in Mohave County, Arizona, 7 miles southwest of Chloride, Arizona. The property consists of 14 federal unpatented lode mining claims on BLM land totaling 280 acres. The Company filed the claims with the BLM on July 1, 2011. To maintain the mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus an annual fee of $10 per claim per year to Mohave County. The Company is currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development. The COD Property does not currently have any reserves. All activities undertaken and currently proposed at the COD Property are exploratory in nature. On September 18, 2011, the Company received a notice from a third party claiming that, of the Company’s 14 mining claims on the COD Property in Mohave County, Arizona, 9 are situated overlapping this third party’s 7 claims that allegedly predate the Company’s claims, and requesting that the Company cease and desist from sampling or removing any ores from these properties. The Company believes that the third party’s demands are without merit. On October 3, 2011 the Company requested that the third party disclaim any interest in its alleged claims by executing and delivering to the Company a quitclaim deed with respect to the third party’s 7 claims. If the third party fails to execute and deliver the quitclaim deed by October 25, 2011, the Company may pursue any and all available legal actions and remedies. On October 25, 2011, the third party failed to execute and deliver the quitclaim deed and the Company has initiated legal action regarding the COD claims.  The Company filed a complaint on March 16, 2012 against John C. Cost for quiet title and recovery of real property regarding the disputed mining claims. As of June 30, 2013 the case is in discovery, and trial is set for August 20, 2013.

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

Accordingly, the Company recorded debt issuance costs of $12,500 which were amortized over the term of the debenture. For the six months ended June 30, 2013 and 2012, amortization of debt issuance costs amounted to $0 and $517, respectively, and is included in interest expense. As a result of the Merger with EClips Media and further stock split on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

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

In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible debentures above included a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. During fiscal year 2011, the down-round provisions for convertible debentures and warrants that were issued during fiscal 2010 were terminated after 18 months from such issuance pursuant to the Debenture agreement and thus no longer considered derivatives. However, the down-round provisions for convertible debentures and warrants that were issued in May 2012 are considered derivatives as of June 30, 2013 (see Note 8).

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

At June 30, 2013 and December 31, 2012, convertible debentures and notes payable consisted of the following:

	6 Months Ended	Year ended
	June 30, 2013	December 31, 2012

Convertible debentures and notes payable	$243,382	$243,382
Less: Debt discount	(6,250)	(33,272)

Convertible debentures and notes payable - net	$237,132	$210,110

Total amortization of debt discounts for the convertible debentures amounted to $27,022 and $47,460  for the six months ended June 30, 2013 and 2012, respectively, and is included in interest expense. Accrued interest as of June 30, 2013 and December 31, 2012 amounted to $95,330 and $77,041 respectively, and is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheets.

NOTE 5 – COMMON STOCK WARRANTS

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2012	36,000,000	0.03
Granted	750,000	$0.05
Exercised	-
Cancelled/Forfeited	-
Balance, June 30, 2013	36,750,000	$0.03	1.6

The following table summarizes the Company’s stock warrants outstanding at June 30, 2013:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.03	36,000,000	36,000,000	1.6	$469,000
$0.05	750,000	750,000	3.9	$-

	36,750,000	36,750,000	1.6	$469,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Services and Employee Leasing Agreement

On June 1, 2011, the Company entered into a Services and Employee Leasing Agreement (the “Agreement”) with MJI Resource Management Corp. (“MJI”) pursuant to which the Company agreed to pay MJI $15,000 a month and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 a month as defined in the amended Agreement. Associated expenses include general administrative costs, rent, utilities and office supplies. The term of this Agreement shall commence for a period of 5 years. This Agreement may be terminated at any time by either party by giving a written notice to the other party and shall terminate 180 days following the delivery of such notice. Mr. Eckersley, one of the Company’s directors, was the former President of MJI, and Mr. Bleak serves as the sole CC Officer and Chairman of the Board for MJI. The company incurred $150,000 of management fees pursuant to this agreement during the six months ended June 30, 2013.

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

On June 1, 2011, the Company entered into a one year Services and Employee Leasing Agreement with MJI pursuant to which the Company agreed to pay MJI $15,000 a month, as adjusted for additional services or upon the termination of the Agreement, and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting, and resource location services. The Company also pays the six employees an aggregate of $11,000 a month. This Agreement may be terminated at any time by either party. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month, as adjusted for additional services or upon the termination of the Agreement. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 per month (as adjusted for additional services or upon termination of the Agreement) and extends the term of the Agreement to five years. Mr. Eckersley, one of the Company’s directors, was the former President of MJI. The Company’s operations manager is the current President of MJI. As of June 30, 2013, accounts payable due to MJI amounted to approximately $994,974. Such amount owed to MJI is in connection with unpaid management fees, accrued salaries for services rendered by MJI’s employees and reimbursable expenses paid by MJI for working capital purposes. The company incurred $150,000 of management fees pursuant to this agreement during the six months ended June 30, 2013.

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

In connection with the issuance of its  6% convertible debentures and related warrants, the Company has determined that the terms of the convertible debentures and warrants include down-round provisions under which the conversion and exercise price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture (see Note 4). Accordingly, the embedded conversion options and warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. During the year ended December 31, 2011, the down-round provisions related to convertible debentures issued in 2009 and 2010 expired. As a result, the embedded conversion options and warrants were no longer relevant to be provided as liabilities and 6,148,651 was reclassed to equity. The Company has recognized derivative liabilities of $49,396 and $50,888  at June 30, 2013 and December 31, 2012 respectively. The loss resulting from the increase in fair value of this convertible instrument was $1,492 and $44,735 for six months ended June 30, 2013 and 2012, respectively.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	June 30, 2013	December 31, 2012

Expected dividends:	0%	0%
Expected volatility:	238% - 317%	89% - 217%
Expected term:	.84 - 3.86 Years	1.5 - 4.36 Years
Risk free interest rate:	0.36% - 1.41%	0.15% - 0.72%

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

Recent Events

For the six months ended June 30, 2013, we had a net loss of $365,925, and net cash used in operations of $20. At June 30, 2013, we had a working capital deficiency of $2,073,736. Additionally, at June 30, 2013, we had an accumulated deficit of $49,959,087 and stockholder’s deficit of $2,073,736. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012

Net Revenues.  We have not generated revenues during the three and six months ended June 30, 2013 and 2012.

Operating Expenses.   Total operating expenses for the six months ended June 30, 2013 were $324,227, a decrease of $3,756,765, or approximately 92%, from total operating expenses for the six months ended June 30, 2012 of $4,080,992. Total operating expenses for the three months ended June 30, 2013 were $154,206, a decrease of $117,557, or approximately 43%, from total operating expenses for the three months ended June 30, 2012 of $271,763.This increase (decrease) is primarily attributable to:

Payroll and stock based compensation expenses were $130,117 and $3,714,174 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $3,584,057 or 96%. Payroll and stock based compensation expenses were $59,314 and $86,262 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $26,948 or 31%. The decrease during the six months ended June 30, 2013 was primarily attributable to a decrease in operating activities and not paying any stock-based compensation during the three month period ending June 30, 2013.

Exploration costs were $5,000 and $40,536 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $35,536 or 88%. Exploration costs were $0 and $29,587 for the three months ended June 30, 2013 and 2012, respectively, a decrease of 100%. Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The decrease is primarily attributable to the decrease in geologist, consulting and research exploration expenses as a result of limited working capital.

Professional and consulting expenses were $33,085 and $109,311 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $76,226 or 70%.  Professional and consulting expenses were $12,489 and $38,324 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $25,835 or 67%.  Professional expenses were incurred for our audits and public filing requirements.  The decrease was primarily attributable to a decrease in operating activities and regulatory filings with respect to the Company during the three month period ended June 30, 2013.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $6,025 for the six months ended June 30, 2013, as compared to $216,971 for the six months ended June 30, 2012, a decrease of  $210,946 or 97%. General and administrative expenses totaled $7,403 for the three months ended June 30, 2013, as compared to $117,590 for the three months ended June 30, 2012, a decrease of $110,187 or 94%. The decrease in general and administrative expenses is primarily attributable to the decrease in overall operating activities during the three month period ended June 30, 2013.

We expect general and administrative expenses to increase for the remainder of our current fiscal year due to such Services and Employee Leasing Agreement.

Total Other Expense. Our total other expenses during the three and six months ended June 30, 2013 primarily included expenses associated with interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of $1,492 and $44,735 during the six months ended June 30, 2013 and 2012, respectively. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase (decrease) of $(13,655) and $44,735 during the three months ended June 30, 2013 and 2012, respectively. The increase/decrease in fair value of the derivative liabilities had been recognized as other expense/income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture in May 2012 and will continue to recognize derivative liabilities until 18 months after such issuance pursuant to the terms of the convertible debentures.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures.  Interest expense was $43,190 and $51,632 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $8,442 or 16%.  Interest expense was $14,087 and $31,411 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $17,324 or 55%.

Loss from Operations

We recorded loss from operations of $324,227 for the six months ended June 30, 2013 as compared to $4,080,992 for the six months ended June 30, 2012. We recorded loss from operations of $154,206 for the three months ended June 30, 2013 as compared to $271,763 for the three months ended June 30, 2012.

Net Loss

We recorded net loss of $365,925 for the six months ended June 30, 2013 as compared to $4,262,018 for the six months ended June 30, 2012. As a result of the factors described above, our loss from continuing operations per share (basic and diluted) for the six months ended June 30, 2013 and 2012 were $0.00 and $0.02 per share, respectively. We recorded net loss of $181,948 for the three months ended June 30, 2013 as compared to $432,568 for the three months ended June 30, 2012. As a result of the factors described above, our loss from continuing operations per share (basic and diluted) for the three months ended June 30, 2013 and 2012 were $0.00 per share.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2013, we had a cash balance of $0. Our working capital deficit is $2,073,736 at June 30, 2013. We reported a net loss of $365,925 during the six months ended June 30, 2013.  We do not anticipate we will be profitable in the rest of fiscal 2013.

We reported a net decrease in cash for the six months ended June 30, 2013 of $20. While we currently have no material commitments for capital expenditures, at June 30, 2013 we owed $243,382 (before debt discount) under various convertible debentures and notes payable.  During the six months ended June 30, 2013, we have raised net proceeds of $0. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2013 amounted to $20 and were primarily attributable to our net losses of $365,925 offset by amortization of debt discount and debt issuance costs of $27,022, total changes in assets and liabilities of $340,375. These changes in assets and liabilities are primarily attributable to a decrease in prepaid expenses of $7,500, and an increase in accounts payable and accrued expenses of $332,875.

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

Financing Activities

Net cash flows provided by financing activities were $0 for the six months ended June 30, 2013.  Net cash flows provided by financing activities were $127,500 for the six months ended June 30, 2012. We received net proceeds from issuance of notes payable of $127,500.

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

At June 30, 2013, we owed $105,882 under these convertible debentures and $137,500 under these notes for a total debt of $243,382.

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

The following tables summarize our contractual obligations as of June 30, 2013.

Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:

Convertible debenture – and notes payable	$237,132	$237,132	$—	$—	$—
Total Contractual Obligations:	$237,132	$237,132	$—	$—	$—

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

With respect to the quarterly period ending June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2013 due to our limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 16, 2012, the Company filed a complaint in the Mohave County Superior Court against John C. Cost and his affiliated entity, Applied Resource Science, to quiet title to the AMY unpatented mining claims at the Company’s COD property.  The Company had staked the AMY claims in June 2011 after conducting due diligence to verify that there were no existing mining claims at the COD property.  In September 2011, the Company received a letter from Mr. Cost claiming that the Company had overstaked Mr. Cost's claims.  The Company researched Mr. Cost's claims, and did not find any evidence that he had located the mining claims.  The Company believes that Mr. Cost filed location notices with the Bureau of Land Management and back-dated them so as to appear to supersede the Company's AMY claims. The Company has agreed to stipulate with Mr. Cost to dismiss the action without prejudice.

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

SILVER HORN MINING LTD.

Date: August 19, 2013	By:	/s/ Daniel Bleak
Daniel Bleak
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)