Form 10-Q
period 2013-09-30
SILVER HORN MINING LTD.
filed 2013-11-19
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-25097

Silver Horn Mining Ltd.
(Exact name of registrant as specified in its charter)

Delaware	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

9446 Dunloggin Road
Ellicott City, Maryland 21042
(Address of principal executive offices) (Zip Code)

(443) 742-2134
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 15, 2013, there were 226,646,288 shares of common stock, par value $0.0001, issued and outstanding.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
September 30, 2013

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Silver Horn,” “Eclips,” “we,” “us,” “our” and similar terms refer to Silver Horn Mining Ltd., a Delaware corporation, and subsidiaries.

Silver Horn Mining, Ltd.
(A Exploration Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2013	December 31, 2012
	(UNAUDITED)

Current Assets
Cash	$-	$20
Prepaid expenses	-	7,500
Total Current Assets	-	7,520

Total Assets	$-	$7,520

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$576,076	$492,766
Accounts payable - related party	1,264,253	849,170
Derivative liability	28,081	50,888
Convertible notes payable, net of debt discounts	237,132	210,110
Liabilities for discontinued operations	112,397	112,397
Total Current Liabilities	2,217,939	1,715,331

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Series D, 1,000,000 issued and outstanding	100	100

Common stock, $0.0001 par value; 750,000,000 shares authorized,
253,033,555 shares issued and outstanding	25,303	25,303
Additional paid-in capital	47,859,648	47,859,648
Accumulated deficit	(41,947,270)	(41,947,270)
Accumulated deficit since inception of exploration stage (April 25, 2011)	(8,156,020)	(7,645,892)
Total Stockholders' Deficit	(2,217,939)	(1,707,811)

Total Liabilities and Stockholders' Deficit	$-	$7,520

See accompanying notes to unaudited condensed consolidated financial statements.

Silver Horn Mining, Ltd.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended		For the Period From April 25, 2011 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Net revenues	$-	$-	$-	$-	$-

Operating Expenses
Payroll expense and stock based compensation	59,966	86,937	190,083	3,801,111	4,575,501
Management fees - related party	75,000	75,000	225,000	225,000	525,000
Exploration cost	-	43,165	5,000	83,701	277,195
Impairment of mineral rights	-	-	-	-	500,000
Professional and consulting	14,798	91,169	47,883	200,480	636,902
General and administrative expneses	13,648	16,223	19,673	83,194	435,798
Total Operating Expenses	163,412	312,494	487,639	4,393,486	6,950,396

Loss from Operations	(163,412)	(312,494)	(487,639)	(4,393,486)	(6,950,396)

Other Income / (Expense)

Interest expense	(2,106)	(37,926)	(45,296)	(89,558)	(534,103)
Derivative expense	-	-	-	(174,129)	(174,128)
Change in fair value of derivative liability	21,315	10,420	22,807	55,155	(497,393)
Total Other Expense, net	19,209	(27,506)	(22,489)	(208,532)	(1,205,624)

Net Loss	$(144,203)	$(340,000)	$(510,128)	$(4,602,018)	$(8,156,020)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding during the year Basic and Diluted	253,033,555	253,033,555	253,033,555	248,008,007

See accompanying notes to unaudited condensed consolidated financial statements.

Silver Horn Mining, Ltd.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Ended		For the Period From April 25, 2011 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013

Cash Flows From Operating Activities:
Net Loss	$(510,128)	$(4,602,018)	$(8,156,019)
Adjustments to reconcile net loss to net cash used in operations
Amortization of prepaid expenses	-	-	95,034
Amortization of debt issuance costs	-	517	5,206
Amortization of debt discount	27,022	83,305	480,986
Impairmnet of mineral rights	-	-	500,000
Derivative liability expense	-	174,129	174,128
Change in fair value of derivative liabilities	(22,807)	(55,155)	497,393
Stock based consulting	-	-	130,000
Stock based compensation expense	-	41,516	373,648
Common stock issued for services	-	3,500,000	3,500,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	7,500	24,445	11,141
Increase/(decrease) accounts payable and accrued expenses	498,393	690,777	1,604,652
Net Cash Used In Operating Activities	(20)	(142,484)	(783,831)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	-	-	50,000
Proceeds from issuance of common stock	-	-	550,000
Net proceeds from debentures	-	127,500	127,500
Net Cash Provided by Financing Activities	-	127,500	727,500

Net decrease in Cash	(20)	(14,984)	(56,331)

Cash at Beginning of Period	20	15,047	56,331

Cash at End of Period	$-	$63	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Contributed capital in connection with an extinguishment of a convertible debenture	$-	$-	$31,666
Issuance of common stock for convertible debentures	$-	$55,000	$505,000
Reclassification of derivative liability to equity	$-	$-	$9,662,196
Issuance of common stock in connection with the transfer and conveyance of certain silver mining claim	$-	$-	$500,000
Issuance of convertible promissory notes	$-	$105,882	$105,882

See accompanying notes to condensed unaudited consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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
September 30, 2013

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

The remaining liabilities for  discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities for discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012

Assets	$-	$-

Liabilities
Accounts Payable and Accrued expenses	(112,397)	(112,397)
Liabilities of discontinued operations	$(112,397)	$(112,397)

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the periods  then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discount and common stock issued for services.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013, and the results of its operations and its cash flows for the period ended September 30, 2013 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 2) from January 1, 2013 to September 30, 2013:

	Convertible Debt	Warrants	Total

Balance at December 31, 2012	$14,996	$35,892	50,888
Change in fair value of derivative liabilities	(5,603)	(17,204)	(22,807)

Balance at September 30, 2013	$9,393	$18,688	$28,081

The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments. The carrying amount of convertible notes and debentures at September 30, 2013, approximate their respective fair values based on the Company’s incremental borrowing rate.

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended September 30, 2013 and 2012, the Company incurred exploration cost of $5,000 and $83,701, respectively. For the period from April 25, 2011 (Inception) through September 30, 2013, the Company incurred exploration cost of $277,195.  As of September 30, 2013, the Company has yet to establish proven or probable reserves on any of its mineral properties.

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
September 30, 2013

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share for all periods presented does not include dilutive common stock equivalents in the weighted average shares outstanding as they were anti-dilutive.  The computation of basic and diluted loss per share for the three and nine months ended September 30, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2013	September 30, 2012

Convertible Debt (Conversion price - $0.05/share)	750,000	6,867,640
Stock Warrants (Exercise price - $0.03 - $0.05/share)	36,750,000	36,750,000
Total	37,500,000	43,617,640

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had a material impact on our unaudited condensed consolidated financial statements.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2013, the Company had an accumulated deficit of approximately $50,100,000, and a working capital deficiency of approximately $2,200,000. For the nine months ended September 30, 2013, the Company incurred a net loss of $510,128 and had cash flows used in operations in the amount of $20. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

NOTE 3 – MINERAL CLAIMS

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

THE COD PROPERTY

The COD Property is located in Mohave County, Arizona, 7 miles southwest of Chloride, Arizona. The property consists of 14 federal unpatented lode mining claims on BLM land totaling 280 acres. The Company filed the claims with the BLM on July 1, 2011. To maintain the mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus an annual fee of $10 per claim per year to Mohave County. The Company is currently planning an exploration program consisting of sampling, mapping and assaying to determine potential targets for drilling and further development. The COD Property does not currently have any reserves. All activities undertaken and currently proposed at the COD Property are exploratory in nature. On September 18, 2011, the Company received a notice from a third party claiming that, of the Company’s 14 mining claims on the COD Property in Mohave County, Arizona, 9 are situated overlapping this third party’s 7 claims that allegedly predate the Company’s claims, and requesting that the Company cease and desist from sampling or removing any ores from these properties. The Company believes that the third party’s demands are without merit and the Company may pursue any and all available legal actions and remedies.

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures

On December 17, 2009, to obtain funding for working capital, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue its 6% senior convertible debentures for an aggregate purchase price of $75,000. The debenture bears interest at 6% per annum and matured twenty-four months from the date of issuance. The debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the debenture.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

Accordingly, the Company recorded debt issuance costs of $12,500 which were amortized over the term of the debenture. For the nine months ended September 30, 2013 and 2012, amortization of debt issuance costs amounted to $0 and $517, respectively, and is included in interest expense. As a result of the Merger with EClips Media and further stock split on March 16, 2010, the new conversion price of this debenture is equivalent to $0.025 and the warrants increased to 8,000,000 shares of the Company’s common stock.

On February 4, 2010, the Company had amended the 6% senior convertible debentures agreement dated December 17, 2009 with a principal amount of $75,000. Pursuant to the terms of the original agreement, the investor was granted the right to receive the benefit of any more favorable terms or provisions provided to subsequent investors for a period of 18 months following the closing of the transaction. As a result of the issuance of the $200,000 note payable above, the investor was issued a debenture in the aggregate principal amount of $75,000 and received a warrant to purchase 1,500,000 shares of the Company’s common stock on the same terms and conditions as previously described. The original debenture was cancelled. These warrants were treated as an additional discount on the 6% senior convertible debentures amounting to $7,610 and amortized over the debenture term. As a result of the Merger with EClips Media on March 16, 2010, the new conversion price of this debenture was equivalent to $0.025 and the warrants increased to 3,000,000 shares of the Company’s common stock.

During 2010, in a private equity transaction, a shareholder of the Company transferred 3,000,000 shares of the Company’s common stock he owned to the holder of this senior convertible debenture amounting to $75,000. As a result of this private equity transaction and pursuant to a release notice agreement, the Company was released from this senior convertible debenture. During fiscal 2010, the Company cancelled such debenture and recognized capital contribution of $75,000 to additional paid in capital.

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
September 30, 2013

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

On May 9, 2012, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $37,500 of its 6% convertible debentures for an aggregate purchase price of $37,500. The debenture bears interest at 6% per annum and matures twenty-four months from the date of issuance. The debenture is convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the debenture. In connection with the agreement, the investor received a warrant to purchase 750,000 shares of the Company’s common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price.

In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible debentures and warrants above included a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. During fiscal year 2011, the down-round provisions for convertible debentures and warrants that were issued during fiscal 2010 were terminated after 18 months from such issuance pursuant to the Debenture agreement and thus no longer considered derivatives. However, the down-round provisions for convertible debentures and warrants that were issued in May 2012 are considered derivatives as of September 30, 2013. During the nine months ended September 30, 2012, the Company recorded an initial derivative liabilities of $211,629 of which $37,500 was recorded as a debt discount against the May 2012 convertible debt and $174,129 was recorded a derivative expense (see Note 8).

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Convertible Notes Payable

On February 29, 2012, the Company entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000. These investors include Daniel Bleak, the Company’s former Chief Executive Officer, and several of the Company’s existing shareholders. The notes matured on February 28, 2013. The Company acknowledges and agrees that this note was issued at an original issue discount. No regularly scheduled interest payments shall be paid on this note. The note is past due and due on demand.

The face value of each note may be converted at the holder’s option, in whole or in part, at any time at least three months following the date of issuance into shares of the Company’s common stock at a conversion price of $0.05 per share, shall be subject to adjustment in the case of stock splits, reclassifications, reorganizations, and mergers or consolidations. Further, at any time prior to the maturity date or conversion as set forth in the prior sentence, the face value of each Note shall be exchanged into the applicable dollar amount of equity securities issued by the Company in a subsequent financing of at least $1,000,000 at a conversion price of $0.05 per share of the Company’s common stock. Until such time that the notes are no longer outstanding, without the consent of the holders, the Company is prohibited from incurring certain debt, selling any accounts receivable or declaring any dividend. The Company concluded that since these notes do not include a down-round provision under which the conversion price could be affected by future equity offerings, the embedded conversion feature was not considered a derivative.

The Company recorded a debt discount of $15,882 which represents the difference between the principal amount of $105,882 over the proceeds received or $90,000. Additionally, in accordance with ASC 470-20-25, the notes were considered to have a beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These notes were fully convertible at the issuance date thus the value of the beneficial conversion were treated as a discount and were valued at $90,000. The total debt discount of $105,882 was amortized over the term of the notes.

At September 30, 2013 and December 31, 2012, convertible debentures and notes payable consisted of the following:

	September 30, 2013	December 31, 2012

Convertible debentures and notes payable	$243,382	$243,382
Less: Debt discount	(6,250)	(33,272)
Convertible debentures and notes payable - net	$237,132	$210,110

Total amortization of debt discounts for the convertible debentures amounted to $27,022 and $83,305 for the nine months ended September 30, 2013 and 2012, respectively, and is included in interest expense. Accrued interest as of September 30, 2013 and December 31, 2012 amounted to $97,393 and $77,041 respectively, and is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheets.

On November 8, 2013, the Company entered into note amendment agreements with certain investors pursuant to which the parties agreed to change the conversion price of $243,382 convertible notes to $0.03 per share from $0.05 per share (see Note 9).

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – COMMON STOCK WARRANTS

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2012	36,000,000	0.03
Granted	750,000	$0.05
Exercised	-
Cancelled/Forfeited	-
Balance, September 30, 2013	36,750,000	$0.03	1.65

The following table summarizes the Company’s stock warrants outstanding at September 30, 2013:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.03	36,000,000	36,000,000	1.61	$-
$0.05	750,000	750,000	3.61	$-
	36,750,000	36,750,000	1.65	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Services and Employee Leasing Agreement

On June 1, 2011, the Company entered into a Services and Employee Leasing Agreement (the “Agreement”) with MJI Resource Management Corp. (“MJI”) pursuant to which the Company agreed to pay MJI $15,000 a month and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 a month as defined in the amended Agreement. Associated expenses include general administrative costs, rent, utilities and office supplies. The term of this Agreement shall commence for a period of 5 years. This Agreement may be terminated at any time by either party by giving a written notice to the other party and shall terminate 180 days following the delivery of such notice. Mr. Eckersley, one of the Company’s directors, was the former President of MJI, and Mr. Bleak serves as the sole CC Officer and Chairman of the Board for MJI. The company incurred $75,000 and $225,000 of management fees pursuant to this agreement during the three and nine months ended September 30, 2013 and 2012 respectively. On November 8, 2013, the Company entered into a debt forgiveness agreement with MJI (see Note 9).

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

NOTE 7 – RELATED PARTY TRANSACTIONS

On April 26, 2011, the Company purchased a quitclaim deed for the 76 Property from Can-Am Gold Corp. that conveyed to it all of Can-Am Gold Corp.’s rights, title and interest in 36 unpatented lode mining claims located in Yavapai County, Arizona. The Company paid ten dollars ($10.00) as consideration for the quitclaim deed. Mr. Bleak, the Company’s former Chief Executive Officer, Chairman and Chief Financial Officer, is the president and sole director of Can-Am Gold Corp.

On June 1, 2011, the Company entered into a one year Services and Employee Leasing Agreement with MJI pursuant to which the Company agreed to pay MJI $15,000 a month, as adjusted for additional services or upon the termination of the Agreement, and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting, and resource location services. The Company also pays the six employees an aggregate of $11,000 a month. This Agreement may be terminated at any time by either party. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month, as adjusted for additional services or upon the termination of the Agreement. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 per month (as adjusted for additional services or upon termination of the Agreement) and extends the term of the Agreement to five years. Mr. Eckersley, one of the Company’s former directors,  is a director of MJI. The Company’s former operations manager is the current President of MJI. As of September 30, 2013, accounts payable due to MJI amounted to approximately $1,264,253. Such amount owed to MJI is in connection with unpaid management fees, accrued salaries for services rendered by MJI’s employees and reimbursable expenses paid by MJI for working capital purposes. The Company incurred $75,000 and $225,000 of management fees pursuant to this agreement during the three and nine months ended September 30, 2013 and 2012, respectively. On November 8, 2013, the Company entered into a debt forgiveness agreement with MJI (see Note 9).

On February 29, 2012, the Company entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000. These investors include Daniel Bleak, the Company’s former Chief Executive Officer, and several of the Company’s existing shareholders (see Note 4).

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 8 – DERIVATIVE LIABILITIES

In June 2008, the FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. The adoption of this requirement affect the accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions are no longer recorded in equity and are reclassified as a liability.

Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

In connection with the issuance of its  6% convertible debentures and related warrants, the Company has determined that the terms of the convertible debentures and warrants include down-round provisions under which the conversion and exercise price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture (see Note 4). Accordingly, the embedded conversion options and warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $28,081 and $50,888 at September 30, 2013 and December 31, 2012 respectively. The gain resulting from the decrease in fair value of derivative liabilities was $22,807 and $55,155 for nine months ended September 30, 2013 and 2012, respectively, and $21,315 and $10,420 for the three months ended September 30, 2013 and 2012, respectively.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:
	September 30, 2013	December 31, 2012

Expected dividends:	0%	0%
Expected volatility:	238% - 320%	89% - 217%
Expected term:	0.59 - 3.61 Years	1.5 - 4.36 Years
Risk free interest rate:	0.33% - 1.39%	0.15% - 0.72%

NOTE 9 – SUBSEQUENT EVENTS

On November 8, 2013, Daniel Bleak resigned from all of his positions with the Company, including director, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the board of directors, and John Eckersley and Joe Wilkins, Jr. resigned from the board of directors of the Company. Mr. Bleak, Mr. Eckersley and Mr. Wilkins did not resign due to any disagreement with the Company or its management regarding any matters relating to the Company's operations, policies or practices.

On November 8, 2013, the majority stockholder of the Company appointed Mohit Bhansali and Andrew Uribe to the board of directors of the Company and the board appointed Andrew Uribe     as the Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company to fill the vacancies caused by the resignations described above.

On November 8, 2013, the Company and Daniel Bleak entered into an agreement to cancel 34,500,000 shares of common stock held by Mr. Bleak pursuant to the terms of a cancellation and recapitalization agreement (the “Cancellation and Recapitalization Agreement”).

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

On November 8, 2013, the Company entered into a debt forgiveness agreement with Bond Media Group, Inc. (“Bond”), pursuant to which Bond forgave $196,620 owed to it pursuant to outstanding invoices and all other debt incurred by the Company from January 1, 2011 through the November 8, 2013. Also on November 8, 2013, the Company entered into a debt forgiveness agreement with MJI Resource Management (“MJI”), pursuant to which MJI forgave (i) $1,264,253 owed to it pursuant to outstanding invoices less $175,000 and (ii) all other debt incurred by the Company from January 1, 2011 through the November 8, 2013. The Company agreed to pay MJI $175,000 upon the closing of its future purchase of all or substantially all of the assets of a privately held or public operating company and simultaneous capital raising transaction (the “Financing”) as (i) a cash payment, (ii) conversion into the applicable dollar amount of securities issued by the Company in the Financing upon the same terms provided to the other investors in the Financing or (iii) a combination of (i) and (ii). John Eckersley, a former director, is also a director of MJI.

On November 8, 2013, the Company entered into note amendment agreements with certain investors pursuant to which the parties agreed to change the conversion price of $243,382 convertible notes to $0.03 per share from $0.05 per share. Also on November 8, 2013, the Company issued an aggregate of 8,112,733 shares of common stock in connection with the conversion of each of the amended notes at the new conversion price.

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

Recent Events

On November 8, 2013, Daniel Bleak resigned from all of his positions with the Company, including director, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the board of directors, and John Eckersley and Joe Wilkins, Jr. resigned from the board of directors of the Company. Mr. Bleak, Mr. Eckersley and Mr. Wilkins did not resign due to any disagreement with the Company or its management regarding any matters relating to the Company's operations, policies or practices.

On November 8, 2013, the majority stockholder of the Company appointed Mohit Bhansali and Andrew Uribe to the board of directors of the Company and the board appointed Andrew Uribe    as the Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company to fill the vacancies caused by the resignations described above.

On November 8, 2013, the Company and Daniel Bleak entered into an agreement to cancel 34,500,000 shares of common stock held by Mr. Bleak pursuant to the terms of a cancellation and recapitalization agreement.

On November 8, 2013, the Company entered into a debt forgiveness agreement with Bond Media Group, Inc. (“Bond”), pursuant to which Bond forgave $196,620 owed to it pursuant to outstanding invoices and all other debt incurred by the Company from January 1, 2011 through the November 8, 2013. Also on November 8, 2013, the Company entered into a debt forgiveness agreement with MJI Resource Management (“MJI”), pursuant to which MJI forgave (i) $1,264,253 owed to it pursuant to outstanding invoices less $175,000 and (ii) all other debt incurred by the Company from January 1, 2011 through the November 8, 2013. The Company agreed to pay MJI $175,000 upon the closing of its future purchase of all or substantially all of the assets of a privately held or public operating company and simultaneous capital raising transaction (the “Financing”) as (i) a cash payment, (ii) conversion into the applicable dollar amount of securities issued by the Company in the Financing upon the same terms provided to the other investors in the Financing or (iii) a combination of (i) and (ii). John Eckersley, a former director, is also a director of MJI.

On November 8, 2013, the Company entered into note amendment agreements with certain investors pursuant to which the parties agreed to change the conversion price of $243,382 convertible notes to $0.03 per share from $0.05 per share. Also on November 8, 2013, the Company issued an aggregate of 8,112,733 shares of common stock in connection with the conversion of each of the amended notes at the new conversion price.

For the nine months ended September 30, 2013, we had a net loss of $510,128, and net cash used in operations of $20. At September 30, 2013, we had a working capital deficiency of $2,217,939. Additionally, at September 30, 2013, we had an accumulated deficit of $50,103,290 and stockholders’ deficit of $2,217,939. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012

Net Revenues.  We have not generated revenues during the three and nine months ended September 30, 2013 and 2012.

Operating Expenses.   Total operating expenses for the nine months ended September 30, 2013 were $487,639, a decrease of $3,905,847, or approximately 89%, from total operating expenses for the nine months ended September 30, 2012 of $4,393,486. Total operating expenses for the three months ended September 30, 2013 were $163,412, a decrease of $149,082, or approximately 48%, from total operating expenses for the three months ended September 30, 2012 of $312,494.This decrease is primarily attributable to:

Payroll and stock based compensation expenses were $190,083 and $3,801,111 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $3,611,028 or 95%. Payroll and stock based compensation expenses were $59,966 and $86,937 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $26,971 or 31%. The decrease was primarily attributable to a decrease in operating activities and not paying any stock-based compensation during the three and nine month period ending September 30, 2013.

Exploration costs were $5,000 and $83,701 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $78,701 or 94%. Exploration costs were $0 and $43,165 for the three months ended September 30, 2013 and 2012, respectively, a decrease of 100%. Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The decrease is primarily attributable to the decrease in geologist, consulting and research exploration expenses as a result of limited working capital.

Professional and consulting expenses were $47,883 and $200,480 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $152,597 or 76%.  Professional and consulting expenses were $14,798 and $91,169 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $76,371 or 84%.  Professional expenses were incurred for our audits and public filing requirements.  The decrease was primarily attributable to a decrease in operating activities and regulatory filings with respect to the Company during the three and nine month period ended September 30, 2013.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $19,673 for the nine months ended September 30, 2013, as compared to $83,194 for the nine months ended September 30, 2012, a decrease of  $63,521 or 76%. General and administrative expenses totaled $13,648 for the three months ended September 30, 2013, as compared to $16,223 for the three months ended September 30, 2012, a decrease of $2,575 or 16%. The decrease in general and administrative expenses is primarily attributable to the decrease in overall operating activities during the three and nine month period ended September 30, 2013.

Total Other Expense. Our total other expenses during the three and nine months ended September 30, 2013 primarily included expenses associated with interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $22,807 and $55,155 during the nine months ended September 30, 2013 and 2012, respectively. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $21,315 and $10,420 during the three months ended September 30, 2013 and 2012, respectively. The increase/decrease in fair value of the derivative liabilities had been recognized as other expense/income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture in May 2012 and will continue to recognize derivative liabilities until 18 months after such issuance pursuant to the terms of the convertible debentures.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures.  Interest expense was $45,296 and $89,558 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $44,262 or 49%.  Interest expense was $2,106 and $37,926 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $35,820 or 94%. The decrease was primarily due to the maturity of related party notes in February 2013.

Loss from Operations

We recorded loss from operations of $487,639 for the nine months ended September 30, 2013 as compared to $4,393,486 for the nine months ended September 30, 2012. We recorded loss from operations of $163,412 for the three months ended September 30, 2013 as compared to $312,494 for the three months ended September 30, 2012.

Net Loss

We recorded net loss of $510,128 for the nine months ended September 30, 2013 as compared to $4,602,018 for the nine months ended September 30, 2012. As a result of the factors described above, our loss from continuing operations per share (basic and diluted) for the nine months ended September 30, 2013 and 2012 were $0.00 and $0.02 per share, respectively. We recorded net loss of $144,203 for the three months ended September 30, 2013 as compared to $340,000 for the three months ended September 30, 2012. As a result of the factors described above, our loss from continuing operations per share (basic and diluted) for the three months ended September 30, 2013 and 2012 were $0.00 per share.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2013, we had a cash balance of $0. Our working capital deficit is $2,217,939 at September 30, 2013. We reported a net loss of $510,128 during the nine months ended September 30, 2013.  We do not anticipate we will be profitable in the rest of fiscal 2013.

We reported a net decrease in cash for the nine months ended September 30, 2013 of $20. While we currently have no material commitments for capital expenditures, at September 30, 2013 we owed $243,382 (before debt discount) under various convertible debentures. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2013 amounted to $20 and were primarily attributable to our net losses of $510,128 offset by amortization of debt discount and debt issuance costs of $27,022, total changes in assets and liabilities of $505,893 offset by change in fair value of derivative liabilities of $22,807. These changes in assets and liabilities are primarily attributable to a decrease in prepaid expenses of $7,500, and an increase in accounts payable and accrued expenses of $498,393.

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

Financing Activities

Net cash flows provided by financing activities were $0 for the nine months ended September 30, 2013.  Net cash flows provided by financing activities were $127,500 for the nine months ended September 30, 2012. We received net proceeds from issuance of notes payable of $127,500.

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

The following tables summarize our contractual obligations as of September 30, 2013.

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

With respect to the quarterly period ending September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to our limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 20, 2012, a default judgment was entered against us in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, for the amount of $47,362.29 stemming from a complaint filed against us on November 7, 2011 by Brimmer, Burke & Keelan, L.L.P., alleging non-payment for accounting services provided to our predecessor World Energy Solutions, Inc. in 2008. Such amount is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheet.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

The Company does not have active mining operations at this time.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER HORN MINING LTD.

Date: November 19, 2013	By:	/s/ Andrew Uribe
Andrew Uribe
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)