Form 10-K
period 2013-12-31
SILVER HORN MINING LTD.
filed 2014-03-31
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25097

GREAT WEST RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18 Falcon Hills Drive, Colorado	80126
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 288-6530

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date was approximately $8,741,342.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, $0.0001 par value	226,646,288

GREAT WEST RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2013

-i-

PART I

Item 1. Business

Corporate History

We were incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, we changed our name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, we changed our name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, we changed our name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”  We merged with World Energy Solutions, Inc., a private Florida corporation, on August 17, 2005.  Advanced 3D Ultrasound Services, Inc. remained as the surviving entity and legal acquirer, and World Energy Solutions, Inc. was the accounting acquirer.  On November 7, 2005, we changed our name to “World Energy Solutions, Inc.” and merged with Professional Technical Systems, Inc.  We remained as the surviving entity and legal acquirer, while Professional Technical Systems, Inc. was the accounting acquirer. On February 26, 2009, we changed our name to “EClips Energy Technologies, Inc.”  For the purpose of changing our state of incorporation to Delaware, we merged with and into our newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc. on April 21, 2010, with EClips Media Technologies, Inc. continuing as the surviving corporation.  Effective April 25, 2011, we changed our name to “Silver Horn Mining Ltd.” For the purpose of changing our state of incorporation to Nevada from Delaware and changing our name to “Great West Resources, Inc.”, we merged with and into our newly-formed wholly-owned subsidiary, Great West Resources, Inc., on March 28, 2014, with Great West Resources, Inc. continuing as the surviving corporation (the “Reincorporation Merger”). The share amounts set forth in this Annual Report on Form 10-K do not reflect the change in our authorized capital stock and issued and outstanding capital stock that occurred as a result of the Reincorporation Merger.  The Reincorporation Merger is described below in this Item 1.

Our Current Business

Commencing in 2011 we focused our business efforts on the acquisition and exploration of properties that may contain mineral resources, principally silver.  Our target properties are those that have been the subject of historical exploration or previous production.  We have filed federal unpatented lode mining claims in Arizona for the purpose of exploration and potential development of silver on a total of approximately 1,000 acres.  We plan to review opportunities to acquire additional mineral properties with current or historic silver mineralization with meaningful exploration potential.

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

Research and Development

We did not expend funds for research and development costs in fiscal 2012 and 2013.

Employees

We currently have one full time employee, Patrick Avery, who is also our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.  Mr. Avery was appointed on January 21, 2014.

On April 3, 2011 we entered into a consulting agreement with Daniel Bleak, a former officer and director, that terminated on June 30, 2011.  On June 1, 2011, we entered into a one year services and employee leasing agreement with MJI Resource Management Corp. pursuant to which it made available to us six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  Mr. Eckersley, one of our former directors, served as the President of MJI Resource Management Corp. from May 18, 2011 through September 30, 2011.  One of our former employees whom we compensated through the services and employee leasing agreement served as the president of MJI Resource Management Corp. from October 1, 2011 through December 5, 2012.

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

On February 29, 2012, we entered into note purchase agreements with certain investors whereby we sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000. These investors included Daniel Bleak, a former officer and director, and several of the Company’s existing shareholders. The notes matured on February 28, 2013. We acknowledged and agreed that the notes were issued at an original issue discount. No regularly scheduled interest payments were paid on this note.

On May 9, 2012 we entered into securities purchase agreement with an accredited investor pursuant to which we agreed to issue $37,500 of our 6% two-year convertible debentures for an aggregate purchase price of $37,500. The debenture had an interest rate of 6% per annum. The debenture was convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the debenture. In connection with the agreement, the investor received a warrant to purchase 750,000 shares of the Company’s common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price.

On November 8, 2013, the Company entered into note amendment agreements with each of the holders of the Company’s notes and debentures pursuant to which the parties agreed to change the conversion price of the securities to $0.03 per share from $0.05 per share.  Also on November 8, 2013, the Company issued an aggregate of 8,112,733 shares of common stock in connection with the conversion of each of the amended securities at the new conversion price.  As of December 31, 2013, the Company had no outstanding debentures or promissory notes.

The Reincorporation Merger

On January 21, 2014, the Company’s Board of Directors voted unanimously to approve a change in domicile from Delaware to Nevada (the “Reincorporation”) and recommended the Reincorporation to the company’s stockholders for their approval. On January 21, 2014, the holders of in excess of 90% of the outstanding voting stock consented in writing to approve the Reincorporation. The Reincorporation was consummated on March 28, 2014 pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) between the Company and its wholly owned subsidiary Great West Resources, Inc., a Nevada corporation (“Great West”), pursuant to which the Company merged with and into Great West, with Great West as the surviving corporation that operates under the name “Great West Resources, Inc.” Following the closing of the Reincorporation Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Amended and Restated Articles of Incorporation, as amended to date, of Great West Resources, Inc.

On the effective date of the Reincorporation Merger:

(a) Each share of Silver Horn Common Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and nonassessable shares of Great West Common Stock;

(b) Each share of Silver Horn Series A Preferred Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and nonassessable shares of the Great West Series A Preferred Stock;

(c) Each share of Silver Horn Series D Preferred Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and nonassessable shares of the Great West Series B Preferred Stock;

(d) All options to purchase shares of Silver Horn Common Stock issued and outstanding immediately prior to the effective date  changed and converted into equivalent options to purchase 1/150th of a share of Great West Common Stock at an exercise price of $0.0001 per share;

 (e) All warrants to purchase shares of Silver Horn Common Stock issued and outstanding immediately prior to the effective date changed and converted into equivalent warrants to purchase 1/150th of a share of Great West Common Stock at 150 times the exercise price of such converted warrants; and

(f) Each share of Great West Common Stock issued and outstanding immediately prior to the Effective Date were canceled and returned to the status of authorized but unissued Great West Common Stock.

In lieu of issuing fractional shares of Great West Common Stock or Great West Preferred Stock or options or warrants to purchase fractional shares of Great West Common Stock, to the extent that a holder’s shares of Silver Horn Common Stock, Silver Horn Series A Preferred Stock or Silver Horn Series D Preferred Stock, when aggregated together with shares of the same class, did not convert to whole shares of Great West Common Stock, Great West Series A Preferred Stock or Great West Series B Preferred Stock, as applicable, the resulting fractional shares were rounded up to the closest full share, and all options and warrants to purchase fractional shares of Great West Common Stock were rounded up to purchase the next full share of Great West Common Stock.

Upon consummation of the Reincorpiration Merger and resulting Reincorporation, the daily business operations of Great West continued as they were conducted by the Company immediately prior to the Merger, at the Company’s principal executive offices at 18 Falcon Hills Drive, Colorado 80126.  The officers and directors of the Company became the officers and directors of Great West.

The Reincorporation effected a change in the legal domicile of the Company to Nevada from Delaware. However, the Reincorporation did not result in any change in the Company’s business, management, location of its principal executive offices, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation, which are immaterial).

Item 1A. Risk Factors

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property.

General

We moved to our current facilities to Highlands Ranch, Colorado in January 2014.  Our facilities are provided to us at no cost by our current Chief Executive Officer.  We believe that these facilities are adequate to meet our current needs.  Prior to January 2014, our facilities were located in Apache Junction, Arizona and were provided to us at no cost by MJI Resources Corp. Mr. Eckersley, one of our former directors, served as the President of MJI Resources Corp. from May 18, 2011 through September 30, 2011.  Our former operations manager served as the president of MJI Resources Corp. from October 1, 2011 through December 5, 2012.

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

On February 1, 2012, the British Columbia Securities Commission issued a cease trade order barring trading in the Company’s common stock in British Columbia, Canada, for failure to make required securities disclosures in British Columbia. The cease trade order has no extraterritorial effect outside of British Columbia.

Item 4. Mine Safety Disclosures.

The Company does not have active mining operations at this time.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our trading symbol on the OTC Bulletin Board is SILV.OB.  The Company has applied to FINRA to obtain a new trading symbol.  The following table sets forth the high and low bid prices for the periods indicated as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The information set forth in this Item 5 does not reflect the effect of the Company’s March 28, 2014 Reincorporation Merger, pursuant to which each share of common stock outstanding was converted into 1/150th of a share of Great West Resources, Inc. common stock.

Common Stock
	High	Low
1st quarter 2013	$0.07	$0.02
2nd quarter 2013	$0.06	$0.02
3rd quarter 2013	$0.04	$0.02
4th quarter 2013	$0.03	$0.01

1st quarter 2012	$0.18	$0.07
2nd quarter 2012	$0.13	$0.06
3rd quarter 2012	$0.12	$0.07
4th quarter 2012	$0.10	$0.04

The last reported sales price of our common stock on the OTC Bulletin Board on March 26, 2014, was $0.04 per share. As of March 26, 2014, there were 526 holders of record of our common stock.

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

Overview

We were incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, we changed our name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, we changed our name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, we changed our name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.” We merged with World Energy Solutions, Inc., a private Florida corporation, on August 17, 2005. Advanced 3D Ultrasound Services, Inc. remained as the surviving entity and legal acquirer, and World Energy Solutions, Inc. was the accounting acquirer. On November 7, 2005, we changed our name to “World Energy Solutions, Inc.” and merged with Professional Technical Systems, Inc. We remained as the surviving entity and legal acquirer, while Professional Technical Systems, Inc. was the accounting acquirer. On February 26, 2009, we changed our name to “EClips Energy Technologies, Inc.” For the purpose of changing our state of incorporation to Delaware, we had merged with and into our then newly-formed wholly-owned subsidiary, EClips Media Technologies, Inc. on April 21, 2010, with EClips Media Technologies, Inc. continuing as the surviving corporation. Effective April 25, 2011, we changed our name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.” pursuant to Section 253 of the Delaware General Corporation Law by merging a newly-formed, wholly-owned subsidiary of ours with and into the Company, with the Company as the surviving corporation in the merger.  For the purpose of changing our state of incorporation to Nevada from Delaware and changing our name to “Great West Resources, Inc.”, we merged with and into our newly-formed wholly-owned subsidiary, Great West Resources, Inc. on March 28, 2014, with Great West Resources, Inc. continuing as the surviving corporation.   The share amounts set forth in this Item 7 of our Annual Report on Form 10-K do not reflect the change in our authorized capital stock and issued and outstanding capital stock as a result of the merger.

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

Recent Events

On January 21, 2014, Patrick Avery was appointed as the Chief Executive Officer, President, Chief Financial Officer, Treasurer, director and Chairman of the board of directors (the “Board”) of the Company upon the resignation of Andrew Uribe from all officer positions he held with the Company. Also on January 21, 2014, Glenn Kesner, the controlling stockholder of the Company and a former officer and director, was appointed as the Secretary of the Company. Mr. Uribe remains a director of the Company. In connection with the appointment of Mr. Avery, the Company intends to explore additional business opportunities and alternatives which may include the sale, disposition or suspension of its historic business operations.

On January 21, 2014, the Company’s Board of Directors voted unanimously to approve the change in domicile from Delaware to Nevada and recommended the Reincorporation to the company’s stockholders for their approval. On January 21, 2014, the holders of in excess of 90% of the outstanding voting stock consented in writing to approve the Reincorporation. The Reincorporation was consummated on March 28, 2014 pursuant to an Agreement and Plan of Merger between the Company and its wholly owned subsidiary Great West Resources, Inc., a Nevada corporation (“Great West”), pursuant to which the Company merged with and into Great West, with Great West as the surviving corporation that operates under the name “Great West Resources, Inc.”.

We had net cash used in operations of $20 during the year ended December 31, 2013. At December 31, 2013, we had a working capital deficiency of approximately $766,000. Additionally, at December 31, 2013, we had an accumulated deficit of approximately $49.0 million and stockholder’s deficit of $766,000. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Net Revenues. We have not generated revenues during the year ended December 31, 2013 and 2012.

Operating Expenses. Total operating expenses for the year ended December 31, 2013 were $573,793, a decrease of $4,096,409, or approximately 88%, from total operating expenses for the year ended December 31, 2012 of $4,670,202. This decrease is primarily attributable to:

Payroll and stock based compensation expenses were $190,083 and $3,875,049 for the years ended December 31, 2013 and 2012, respectively, a decrease of $3,684,966 or 95%.  The decrease was primarily attributable to a decrease in operating activities and not paying any stock-based compensation during the year ended December 31, 2013.

Management fees were $225,000 and $300,000 for the years ended December 31, 2013 and 2012, respectively, a decrease of $75,000 or 25%.  The decrease was primarily attributable to the termination of the Services and Employee Leasing Agreement with MJI Resource Management Corp. in November 2013.

Exploration costs were $5,000 and $115,832 for the years ended December 31, 2013 and 2012, respectively, a decrease of $110,832 or 96%.  Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The decrease is primarily attributable to the decrease in geologist, consulting and research exploration expenses as a result of limited working capital.

Professional and consulting expenses were $130,241 and $280,770 for the years ended December 31, 2013 and 2012, respectively, a decrease of $150,529 or 54%. Professional expenses were incurred for our audits and public filing requirements. The decrease was primarily attributable to a decrease in operating activities and regulatory filings with respect to the Company during the year ended December 31, 2013.

General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $23,469 for the year ended December 31, 2013, as compared to $98,551 for the year ended December 31, 2012, a decrease of $75,082 or 76%. The decrease in general and administrative expenses is primarily attributable to the decrease in overall operating activities during the year ended December 31, 2013.

Total Other Income (Expense). Our total other expenses during the year ended December 31, 2013 primarily associated with derivative liabilities, interest expense and  gain on settlement of debt.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The Company recognized a derivative liability expense of $11,942 during the year ended December 31, 2013 upon issuance of the convertible debentures and warrants. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $32,614 and $160,740 during the years ended December 31, 2013 and 2012, respectively. We recognized derivative expense of $0 and $174,128 during the years ended December 31, 2013 and 2012, respectively. The increase/decrease in fair value of the derivative liabilities had been recognized as other expense/income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture and warrants in May 2012.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. Interest expense was $120,575 and $127,483 for the years ended December 31, 2013 and 2012, respectively, a decrease of $6,908 or 5%. The decrease was primarily due to the maturity of related party notes in February 2013.

Gain on settlement of debt

We recognized gain on settlement of debt of $1,285,872 during the year ended December 31, 2013. On November 8, 2013, we entered into debt forgiveness agreement with Bond Media Group, Inc. and MJI Resource Management Corp., pursuant to which both companies forgave a total of $1,285,872 pursuant to outstanding invoices and all other debt incurred by us.

Loss from Operations

We recorded loss from operations of $573,793 for the year ended December 31, 2013 as compared to $4,670,202 for the year ended December 31, 2012.

Net Income (Loss)

We recorded net income (loss) of $624,118 for the year ended December 31, 2013 as compared to ($4,811,073) for the year ended December 31, 2012. As a result of the factors described above, our income (loss) from continuing operations per share (basic and diluted) for the year ended December 31, 2013 and 2012 were $0.00 and $(0.02) per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2013, we had a cash balance of $0. Our working capital deficit is $765,832 at December 31, 2013. We do not anticipate we will be profitable in fiscal 2014.

We reported a net decrease in cash for the year ended December 31, 2013 of $20. We currently have no material commitments for capital expenditures. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2013 amounted to $20 and were primarily attributable to our net income of $624,118 offset by amortization of debt discount of $33,272, non-cash interest expense of $68,147, total changes in assets and liabilities of $592,929 offset by change in fair value of derivative liabilities of $32,614 and gain from settlement of debt of $1,285,872. These changes in assets and liabilities are primarily attributable to a decrease in prepaid expenses of $7,500, and an increase in accounts payable and accrued expenses of $585,429.

Net cash flows used in operating activities for the year ended December 31, 2012 amounted to $192,527 and were primarily attributable to our net losses of $4,811,073, offset by amortization of debt discount and debt issuance costs of $119,151, stock based compensation of $3,541,516, derivative liability expense of $174,128, total changes in assets and liabilities of $943,974 offset by change in fair value of derivative liabilities of $160,740. These changes in assets and liabilities are primarily attributable to a decrease in prepaid expenses of $32,446, and increase in accounts payable and accrued expenses of $911,528.

Financing Activities

Net cash flows provided by financing activities were $0 and $177,500 for the year ended December 31, 2013 and 2012, respectively. We received net proceeds from issuance of notes payable of $127,500 and $50,000 from the issuance of preferred stock during 2012 period.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2013, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2013, our management, including Mr. Avery, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position
Patrick Avery	61	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman
Mohit Bhansali	38	Director
Glenn Kesner	52	Secretary
Andrew Uribe	55	Director

Patrick Avery, Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors. Mr. Avery was appointed to his positions with the Company on January 21, 2014.  He has more than 30 years of experience in all phases of industrial businesses. Mr. Avery has consulted with LDR Solution LLC, a consulting firm specializing in mining and manufacturing in natural resources and agricultural areas, since March 2013. From February 2011 through March 2013, Mr. Avery served as the President, Chief Executive Officer, Treasurer and Secretary of Prospect Global Resources, Inc. (PGRX), a Nevada corporation listed on The Nasdaq Capital Market. From August 2010 to February 2011, Mr. Avery served as president and chief executive officer of Prospect Global Resources Inc., a Delaware corporation and wholly owned subsidiary of Prospect Global Resources, Inc. From July 2009 to September 2010, Mr. Avery was vice president of energy and commodities for Broe Company where he managed grain, fuel and fertilizer businesses. From March 2009 to June 2009, Mr. Avery managed his investments. Mr. Avery served as president of Intrepid Potash from April 2007 to February 2009 where he led all aspects of mining, manufacturing, logistics and sales. His key efforts at Intrepid Potash included re-vamping older facilities and significant growth in all key operational and sales metrics. From May 1996 to March 2007, Mr. Avery served in several senior positions at JR Simplot including, SVP, Mining, Manufacturing and Sales, and SVP, Retail Operations. During his time at JR Simplot, Mr. Avery oversaw mining and manufacturing at over 10 complex facilities, and ran logistics and sales functions in facilities spanning 13 western states. Mr. Avery performed undergraduate studies at the University of Colorado and performed graduate work in engineering from Loyola Marymount University. He received his MBA from the Graziadio School of Business at Pepperdine University. Mr. Avery was selected to serve as a director due to his extensive mining resource and business experience.

Mohit Bhansali, Director.  Mr. Bhansali has served on our board of directors since November 8, 2013.  He has served as a director of Spiral Energy Tech., Inc. (formerly Solid Solar Energy, Inc.) since December 26, 2011 and as its President and Secretary since December 27, 2011.  Mr. Bhansali served as the Chief Executive Officer, Chief Financial Officer and Treasurer of Spiral Energy Tech., Inc. from December 26, 2011 through April 25, 2013.  Mr. Bhansali has served as the President and a director of Northern Wind Energy Corp. (formerly Icarus Wind Energy, Inc.) since December 26, 2011 and as the Secretary of Northern Wind Energy Corp. since December 27, 2011.  He served as the Chief Executive Officer, Chief Financial Officer and Treasurer of Northern Wind Energy Corp. from December 26, 2011 through October 15, 2013.  He has served as the Chief Operating Officer of Equity Stock Transfer since November 11, 2011, as a partner of Deadbeat Records LLC since 2010, as a securities specialist at Sichenzia Friedman Ference LLP from 2009 through 2011 and as a securities specialist at Haynes and Boone, LLP from 2006 through 2009.  Mr. Bhansali’s qualifications to serve on the board include his entrepreneurial experience and his knowledge of capital markets.

Glenn Kesner, Secretary.  Mr. Kesner was appointed Secretary of the Company on January 21, 2014.  He founded Auracana, LLC (“Auracana”) in 2001 and has served as its president since its inception.  Mr. Kesner's responsibilities at Auracana include media, consumer, corporate, web and digital branding, marketing and content development/production.  Mr. Kesner served as the sole officer and director of Be Active Holdings (listed on the Over the Counter Bulletin Board) from August 2012 through January 9, 2013.  Mr. Kesner previously served as the Chairman and President of the Company from December 2010 through May 2011.  He was appointed to the Board in February 2010 and as Chief Executive Officer in November 2010. Mr. Kesner resigned from all of his former officer and director positions with the Company on May 3, 2011.  In 2010, Mr. Kesner served as the President, Chief Executive Officer and sole director of FTOH Corp. (formerly listed on the Over the Counter Bulletin Board), where he played a leadership role in the company’s management.

Andrew Uribe, Director.  Mr. Uribe has served on our board of directors since November 8, 2013.  He also served as our sole officer from November 8, 2013 through January 21, 2014.  He has served as the President of the Calima Group LLC since September 1999. Mr. Uribe served as the sole officer and director of Marathon Patent Group, Inc. (formerly American Strategic Minerals Corporation) from December 29, 2011 through January 26, 2012.   Mr. Uribe served as president and director of Emy’s Salsa AJI Distribution Company, Inc. from July 2006 to December 2008 and the sole director of Spiral Energy Tech., Inc. and Northern Wind Energy Corp from 2008 through 2011.

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

SEC rules require us to identify anyone who failed to file a required report, or filed a required report late, during the most recent fiscal year. Based solely on a review of copies of such reports, we believe that during the year ended December 31, 2013, all Section 16(a) filing requirements were complied with on a timely basis except: Daniel Bleak (1 late transaction), Mohit Bhansali (1 late filing, 1 late transaction),  Glenn Kesner (1 late filing) and Andrew Uribe (1 late filing, 1 late transaction).

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

Item 11. Executive Compensation.

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2013 by each person who served as our principal executive officer during fiscal 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)		All Other Compensation ($)	Total ($)
Andrew Uribe (Former Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer) (2)	2013	0	0		0	0
Daniel Bleak (3)	2013	0	0		0	0
(Former Chief Executive Officer, Chief Financial Officer and Chairman)	2012	12,775	3,500,000	(4)	—	3,512,775

(1)
Reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718.  All stock awards have been adjusted for our 1:150 reverse stock split effective August 25, 2009, our 2:1 forward exchange effective April 21, 2010 and our 2:1 stock dividend issued to certain stockholders on December 31, 2010.

(2)
Mr. Uribe was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on November 8, 2013.  He resigned from all officer positions with the Company on January 21, 2014.

(3)
Mr. Bleak was appointed as our Chairman and Chief Executive Officer on May 2, 2011 and as our Chief Financial Officer on May 11, 2011.  He resigned from all officer and director positions on November 8, 2013.

(4)
In connection with his appointment on May 2, 2011, Daniel Bleak was awarded 10,000,000 shares of common stock and a five year option to purchase 30,000,000 shares of our common stock.  The option was exercisable for cash or shares of common stock at an exercise price of $0.05 per share as to one third of the number of shares granted on each of the first, second and third anniversaries of the date of grant.  The option was cancelled on February 21, 2012 and the 10,000,000 shares were cancelled on November 8, 2013.  Mr. Bleak was issued 25,000,000 shares on February 21, 2012 as compensation for his services.    These shares were cancelled on November 8, 2013 in connection with Mr. Bleak's resignation from all of his positions with the Company.

Agreements

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

In connection with his appointment on May 2, 2011, we awarded Mr. Bleak 10,000,000 shares of common stock and a five year option to purchase 30,000,000 shares of our common stock.  The option was exercisable for cash or shares of common stock at an exercise price of $0.05 per share as to one third of the number of shares granted on each of the first, second and third anniversaries of the date of grant.  The option was cancelled on February 21, 2012. Also on February 21, 2012 we issued Mr. Bleak 25,000,000 shares as compensation for his services.  34,500,000 shares of common stock were cancelled on November 8, 2013 in connection with Mr. Bleak’s resignation from all of his positions with the Company.

On January 21, 2014, we entered into an employment agreement with Mr. Avery whereby he agreed to serve as the Chief Executive Officer and Chairman of the board of directors for a period of two years, subject to renewal, in consideration for a base salary of $30,000 per month.  The base salary shall increase to $40,000 per month if either of the following events occur: (i) the market value of the Company’s common stock reaches or exceeds $50,000,000 for seven consecutive trading days or (ii) the Company completes a strategic acquisition in the Holbrook Basin whereby it acquires a land or mineral lease (or combination thereof) that increases the Company’s land holdings (section or acre basis) by at least 50%.  Under the terms of the employment agreement, Mr. Avery shall be eligible for an annual cash bonus in an amount equal to up to 120%, but not less than 80%, of his then-current base salary if the Company meets certain criteria, as established by the Board of Directors.  The employment agreement shall terminate upon Mr. Avery’s death, “Total Disability” (as defined in the Employment Agreement), upon the expiration of the initial term or any renewal term, at Mr. Avery’s option upon 60 days prior written notice, at Mr. Avery’s option, in the event of an act by the Company constituting “Good Reason” (as defined in the Employment Agreement) and at the Company’s option, in the event of an act by Mr. Avery constituting “Cause” (as defined in the employment agreement.  As further consideration for his services, Mr. Avery was issued an option under the Company’s 2014 Equity Incentive Plan to purchase up to 7.5% of the outstanding common stock of the Company calculated on a post-Transaction pro forma basis at a per share price of $0.0001, which shall vest as follows: (i) 10% immediately on January 21, 2014, (ii) 45% on January 21, 2015 and (iii) the remaining 45% on January 21, 2016.  “Transaction” is defined as (a) the consummation of a private placement of the Company’s securities in which the Corporation receives gross proceeds of at least $1,000,000 and (b) the acquisition of at least fifty lease holdings in the Holbrook Basin in Arizona.

Also on January 21, 2014, we entered into a consulting agreement with Mr. Kesner pursuant to which Mr. Kesner shall provide administrative and management services to the Company for compensation of $7,500 per month and reimbursement for the cost of group family health insurance.

Director Compensation

The compensation paid to Mr. Bleak for the years ending December 31, 2012 and 2013 is fully set forth above.  Mr. Eckersley and Mr. Wilkins did not receive any compensation for their services as our directors for the years ending December 31, 2012 and 2013.

On January 21, 2014, the board approved non-employee director fees of $1,000 per month and issued to each of Mr. Uribe and Mr. Bhansali a four year option to purchase up to 4,500,000 of the Company’s issued and outstanding common stock at a cashless exercise price of $0.0001 per share.  The options vested immediately.  The Company has not yet paid Mr. Uribe and Mr. Bhansali any of the owed monthly fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables sets forth, as of March 26, 2014, the number of and percent of the Company’s voting securities beneficially owned by: (1) all directors and nominees, naming them; (2) our executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our common stock.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from February 6, 2014 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 26, 2014 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Shares Beneficially Owned (1)		Percentage of Class (1)
5% Owners
Common Stock	Michael Baybak	13,541,667		5.97%
Common Stock	Michael Brauser	24,390,521	(2)	10.76%
Common Stock	Barry Honig	22,641,964	(3)	9.99%
Common Stock	Philip Frost	19,000,000	(4)	8.38%
Common Stock	Sandor Master Capital Fund L.P. (5)	16,401,900		7.24%
Series A Preferred Stock	Glenn Kesner	3,000,000	(6)	100.00%
Series D Preferred Stock	Michael Brauser	500,000	(7)	50.00%
Series D Preferred Stock	Barry Honig	500,000	(7)	50.00%

Officers and Directors
Common Stock	Patrick Avery	0	(8)	0%
Common Stock	Mohit Bhansali	4,500,000	(9)	1.99%
Common Stock	Glenn Kesner (10)	219,863		* %
Series A Preferred Stock	Glenn Kesner	3,000,000	(6)	100.00%
Common Stock	Andrew Uribe	4,500,000	(9)	1.99%

All Officers and Directors (4 people)
Common Stock		9,219,863	(9)(10)	4.07%
Series A Preferred Stock		3,000,000	(6)	100%

(1)
The percentage of common stock and the shares beneficially owned are calculated based on 226,646,288 shares of common stock issued and outstanding on March 26, 2014. Following the Merger, each share of common stock, Series A Preferred Stock and Series D Preferred Stock outstanding as set forth herein shall be equal to 1/150 of such outstanding common stock, Series A Preferred Stock and Series D Preferred Stock.

(2)
Does not include (i) 2,500,000 shares of common stock issuable upon conversion of 500,000 shares of Series D Preferred Stock and (ii) 17,750,000 shares of common stock issuable upon exercise of warrants.   The holder of Series D Preferred Stock may not receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after conversion exceeds 9.99% of the then issued and outstanding shares of common stock.  The holder of the warrants may not receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after exercise of warrants exceeds 9.99% of the then issued and outstanding shares of common stock.

(3)
Includes (i) 4,664,830 shares of common stock held by Barry Honig, (ii) 8,326,146 shares of common stock held by GRQ Consultants, Inc. 401K  (“GRQ 401K”), (iii) 300,000 shares of common stock held by GRQ Consultants, Inc. (“GRQ”), (iv) 8,700,000 shares of common stock issuable to Barry Honig upon exercise of warrants at an exercise price of $0.05 per share, (v) 300,000 shares of common stock issuable to GRQ upon exercise of warrants at an exercise price of $0.05 per share and (vi) 373,426 shares of common stock issuable to GRQ 401K upon exercise of warrants at an exercise price of $0.05 per share.  Does not include (i) 6,649,012 shares of common stock issuable upon exercise of warrants held by GRQ 401K and 2,500,000 shares of common stock issuable upon conversion of 500,000 shares of Series D Preferred Stock held by Barry Honig.  The holder of Series D Preferred Stock may not receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after conversion exceeds 9.99% of the then issued and outstanding shares of common stock.  The holder of warrants may not receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after exercise of the warrants exceeds 9.99% of the then issued and outstanding shares of common stock. Barry Honig is the trustee and a control person of GRQ 401K and the President and a control person of GRQ and in such positions is deemed to hold voting and dispositive power over securities of the Company held by GRQ 401K and GRQ, respectively.

(4)
Includes 16,000,000 shares of common stock held by Frost Gamma Investments Trust.  Dr. Philip Frost is the trustee and a control person of Frost Gamma Investments Trust and in such positions is deemed to hold voting and dispositive power over securities of the Company held by the Frost Gamma Investments Trust.

(5)
John Lemak is the manager and a control person of Sandor Master Capital Fund L.P. and in such position is deemed to hold voting and dispositive power over securities of the Company held by Sandor Master Capital Fund L.P.

(6)
Includes 3,000,000 shares of Series A Preferred Stock held by Auracana, LLC.  Glenn Kesner is the president and a control person of Auracana, LLC and in such position is deemed to hold voting and dispositive power over securities of the Company held by Auracana LLC. Each share of Series A Preferred Stock is convertible into shares of common stock on a one-to-one basis and has the voting power of 250 shares of common stock.

(7)	Each share of Series D Preferred Stock is convertible into shares of common stock on a one-to-five basis and has the voting power of 1 share of common stock.

(8)
Does not include an option to purchase up to 7.5% of the outstanding common stock calculated on a post-Transaction pro forma basis at a per share price of $0.0001, which shall vest as follows: (i) 10% immediately on January 21, 2014, (ii) 45% on January 21, 2015 and (iii) the remaining 45% on January 21, 2016. "Transaction" is defined as (a) the consummation of a private placement of the Company’s securities in which the Company receives gross proceeds of at least $1,000,000 and (b) the acquisition of at least fifty lease holdings in the Holbrook Basin in Arizona.

(9)	Includes option to purchase up to 4,500,000 shares of common stock.

(10)
Includes 219,863 shares of common stock held by Auracana, LLC.  Glenn Kesner is the president and a control person of Auracana, LLC and in such position is deemed to hold voting and dispositive power over securities of the Company held by Auracana LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

       On June 1, 2011, we entered into a one year services and employee leasing agreement with MJI Resource Management Corp. pursuant to which it made available to us six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services.  The agreement stipulated that we pay MJI Resource Management Corp. $15,000 a month and the six employees an aggregate of $11,000 a month under this agreement in each of June and July 2011, provided however, that such payments may be adjusted for additional services.  The agreement was amended on August 1, 2011 such that, commencing in August 2011, we were to pay MJI Resource Management Corp. $25,000 a month and the six employees an aggregate of $11,000 a month, as such payments may be adjusted for additional services.  The agreement was further amended on October 1, 2011 to extend its term to five years.  Pursuant to this agreement, from the period from June 1, 2011 through December 31, 2011, we paid MJI Resource Management Corp. a total of $155,000, we directly paid the six employees $169,471 and we paid certain subcontractors $17,255.  Mr. Bleak received a total of $75,828 under this agreement.  We have paid the President of MJI Resource Management Corp., who was also our operations manager at the time, a total of $24,570 under the agreement.

In 2012, pursuant to the services and employee leasing agreement, we directly paid the six employees $14,565, and we paid certain contractors $3,083.  Mr. Bleak received a total of $12,775 under this agreement. As of December 31, 2012, we owed MJI Resources Management Corp. an aggregate of $849,170 under this agreement.

In 2013, we did not pay MJI, Mr. Bleak, or other individuals under the services and leasing agreement.

On November 8, 2013, Mr.Bleak cancelled 34,500,000 shares owned by Mr. Bleak in connection with his resignation.

On November 8, 2013, we entered into a debt forgiveness agreement with MJI Resource Management, pursuant to which MJI forgave (i) $1,264,253 owed to it pursuant to outstanding invoices less $175,000 and (ii) all other debt incurred by the Company from January 1, 2011 through the November 8, 2013.  We agreed to pay MJI $175,000 upon the closing of any future purchase of all or substantially all of the assets of a privately held or public operating company and simultaneous capital raising transaction (the “Financing”) as (i) a cash payment, (ii) conversion into the applicable dollar amount of securities issued by the Company in the Financing upon the same terms provided to the other investors in the Financing or (iii) a combination of (i) and (ii).

Our facilities were provided to us at no cost during the fiscal year ended December 31, 2012 and from January 1, 2013 through November 8, 2013 by MJI Resources Corp. Our facilities were provided to us at no cost from November 8, 2013 through January 21, 2014 by Mr. Uribe, a director.  Our current facilities are provided to us at no cost by Mr. Avery.

 On February 29, 2012, we entered into a note purchase agreement with Mr. Bleak pursuant to which we sold him $23,529.41 of convertible promissory notes at an aggregate purchase price of $20,000.   On November 8, 2013 we amended this note to change the conversion price from $0.05 to $0.03 and issued Mr. Bleak 784,300 shares upon the conversion.

On May 9, 2012, we issued $37,500 of our 6% convertible debentures for an aggregate purchase price of $37,500 to Michael Brauser, a 10% shareholder.  In connection with the agreement, the shareholder received a warrant to purchase 750,000 shares of our common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The holder may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price.

On November 8, 2013 we amended the outstanding notes issued to Mr. Brauser to change the conversion price from $0.05 to $0.03 and issued Mr. Brauser 4,583,333 shares upon conversion of all of the debt.

On January 21, 2014, we entered into a securities purchase agreement with Auracana LLC, an entity owned by Mr. Kesner, our current Secretary, pursuant to which we sold to Auracana our wholly owned subsidiaries H-Hybrid Technologies, Inc., a Florida corporation and RZ Acquisition Corp., a New York corporation.  Auracana, as the owner of 3 million shares of our Series A Convertible Preferred Stock, is entitled to a super majority of the Company’s voting power and is the controlling stockholder of the Company.  We sold the subsidiaries to Auracana for a purchase price of $1.00 as compensation for Mr. Kesner’s prior services as an officer and director during the fiscal years ending December 31, 2010 and 2011.

Item 14. Principal Accounting Fees and Services

We paid D. Brooks and Associates CPA's, P.A., our independent registered public accounting firm for the 2013 and 2012 fiscal years, the following amounts:

	2013	2012
Audit Fees (1)	$11,888	$11,238
Audit Related Fees (2)
Tax Fees
All Other Fees
Total Fees	$11,888	$11,238

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	Audit related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)
Financial Statements.  See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits
Exhibit No.	Description
2.1	Agreement and Plan of Merger dated March 28, 2014*

3.1	Articles of Incorporation*

3.2	Amended and Restated Articles of Incorporation*

3.3	Amendment to Amended and Restated Articles of Incorporation*

3.4	Bylaws*

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock*

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock*

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

4.7	Form of Note Amendment (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013)

10.1
Form of Securities Purchase Agreement dated February 4, 2010 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16. 2010)

10.2	Quitclaim Deed dated April 26, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2011)

10.3	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011)

10.4	Supplement to Subscription Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011)

10.5	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012)

10.6	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2012)

10.7
Cancellation and Recapitalization Agreement dated November 8, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013)

10.8	Debt Forgiveness Agreement dated November 8, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013)

10.9	Debt Forgiveness Agreement dated November 8, 2013 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013)

10.10	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013)

10.11	Silver Horn Mining 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)

10.12
Employment Agreement by and between the Company and Patrick Avery dated January 21, 2014 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)

10.13
Consulting Agreement by and between the Company and Glenn Kesner dated January 21, 2014 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)

10.14
Securities Purchase Agreement by and between the Company and Auracana LLC dated January 21, 2014 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)

21.1	List of Subsidiaries *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014	GREAT WEST RESOURCES, INC.

	By:	/s/ Patrick Avery
Patrick Avery
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014

	By:	/s/ Patrick Avery
Patrick Avery
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012, and for the Period from Inception of Exploration stage (April 25, 2011) to December 31, 2013	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the Period from Inception of Exploration stage (April 25, 2011) to the year ended December 31, 2013	F-5

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, and for the Period from Inception of Exploration stage (April 25, 2011) to December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

 D. Brooks and Associates CPA’s, P.A.
Certified Public Accountants • Valuation Analyst • Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Silver Horn Mining Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Silver Horn Mining Ltd. (An Exploration Stage Company) as of December 31, 2013 and 2012, and the related statements of income, stockholders’ deficit, and cash flows for the years then ended December 31, 2013 and 2012 and for the period from April 25, 2011 (inception of exploration stage) through December 31, 2013. Silver Horn Mining Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Horn Mining Ltd. (An Exploration Stage Company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended December 31, 2013 and 2012 and for the period from April 25, 2011 (inception of exploration stage) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D. Brooks and Associates CPA’s, P.A.

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, Florida
March 23, 2014

D. Brooks and Associates CPA’s, P.A. 8918 Marlamoor Lane, West Palm Beach, FL 33412 – (954) 5922507

Silver Horn Mining, Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$-	$20
Prepaid expenses	-	7,500
Total Current Assets	-	7,520

Total Assets	$-	$7,520

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$466,493	$492,766
Accounts payable - related party	175,000	849,170
Derivative liability	11,942	50,888
Convertible notes payable, net of debt discounts	-	210,110
Liabilities for discontinued operations	112,397	112,397
Total Current Liabilities	765,832	1,715,331

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Series A, 3,000,000 issued and outstanding	300	300
Series B, none issued and outstanding	-	-
Series C, none issued and outstanding	-	-
Series D, 1,000,000 issued and outstanding	100	100

Common stock, $0.0001 par value; 750,000,000 shares authorized,
226,646,288 and 253,033,555 shares issued and outstanding, respectively	22,664	25,303
Additional paid-in capital	48,180,148	47,859,648
Accumulated deficit	(41,947,270)	(41,947,270)
Accumulated deficit since inception of exploration stage (April 25, 2011)	(7,021,774)	(7,645,892)
Total Stockholders' Deficit	(765,832)	(1,707,811)

Total Liabilities and Stockholders' Deficit	$-	$7,520

See accompanying notes to consolidated financial statements.

Silver Horn Mining, Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the Years Ended		For the Period From April 25, 2011 (Inception of Exploration Stage) to
	December 31, 2013	December 31, 2012	December 31, 2013

Net revenues	$-	$-	$-

Operating Expenses
Payroll expense and stock based compensation	190,083	3,875,049	4,575,501
Management fees - related party	225,000	300,000	525,000
Exploration cost	5,000	115,832	277,195
Impairment of mineral rights	-	-	500,000
Professional and consulting	130,241	280,770	719,260
General and administrative expneses	23,469	98,551	439,594
Total Operating Expenses	573,793	4,670,202	7,036,550

Loss from Operations	(573,793)	(4,670,202)	(7,036,550)

Other Income (Expense)

Gain on settlement of debt	1,285,872	-	1,285,872
Interest expense	(120,575)	(127,483)	(609,382)
Derivative expense	-	(174,128)	(174,128)
Change in fair value of derivative liability	32,614	160,740	(487,586)
Total Other Income (Expense), net	1,197,911	(140,871)	14,776

Net Income (Loss)	$624,118	$(4,811,073)	$(7,021,774)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	249,191,453	249,271,259

See accompanying notes to consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION OF EXPLORATION STAGE (APRIL 25, 2011) TO THE YEAR ENDED DECEMBER 31, 2013

	Preferred Stock - Series A		Preferred Stock - Series D				Additional Paid	Accumulated	Stockholders'
	$0.0001 Par Value		$0.0001 Par Value		Common Stock		in Capital	Deficit	Deficit

Balance from inception of exploration stage (April 25, 2011)	3,000,000	$300	-	-	185,833,555	$18,583	$29,215,354	$(41,947,270)	$(12,713,033)

Issuance of common stock for cash	-	-	-	-	11,000,000	1,100	548,900	-	550,000

Issuance of common stock for services	-	-	-	-	1,000,000	100	129,900	-	130,000

Contributed capital	-	-	-	-	-	-	95,000	-	95,000

Reclassification of derivative liability upon
extinguishment of convertible debentures	-	-	-	-	-	-	12,857,466	-	12,857,466

Issuance of common stock in connection with the conversion
of convertible debentures	-	-	-	-	18,000,000	1,800	448,200	-	450,000

Stock-based compensation in connection with options granted	-	-	-	-	-	-	332,132	-	332,132

Issuance of common stock in connection with the
transfer and conveyance of unpatented mining claims	-	-	-	-	10,000,000	1,000	499,000	-	500,000

Net Loss	-	-	-	-	-	-	-	(2,834,820)	(2,834,820)
Balance, December 31, 2011	3,000,000	300	-	-	225,833,555	22,583	$44,125,952	(44,782,090)	(633,255)

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	25,000,000	2,500	3,497,500	-	3,500,000

Issuance of common stock for accrued director's fees	-	-	-	-	-	-	-	-	-

Beneficial conversion feature in connection
with a convertible promissory note	-	-	-	-	-	-	90,000	-	90,000

Issuance of common stock in connection with the conversion
of convertible debentures	-	-	-	-	2,200,000	220	54,780	-	55,000

Stock-based compensation in connection with options granted	-	-	-	-	-	-	41,516	-	41,516

Issuance of preferred stock for cash	-	-	1,000,000	100	-	-	49,900	-	50,000

Net Loss	-	-	-	-	-	-	-	(4,811,072)	(4,811,072)
Balance, December 31, 2012	3,000,000	300	1,000,000	100	253,033,555	25,303	47,859,648	(49,593,162)	(1,707,811)

Issuance of common stock in connection with the conversion
of convertible debentures	-	-	-	-	8,112,733	811	310,718	-	311,529

Reclassification of derivative liability upon extinguishment
of convertible debentures	-	-	-	-	-	-	6,332	-	6,332

Cancellation of common stock	-	-	-	-	(34,500,000)	(3,450)	3,450	-	-

Net Income	-	-	-	-	-	-	-	624,118	624,118
Balance, December 31, 2013	3,000,000	$300	1,000,000	$100	226,646,288	$22,664	$48,180,148	$(48,969,044)	$(765,832)

See accompanying notes to consolidated financial statements.

Silver Horn Mining, Ltd.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
	For the Years Ended		For the Period From April 25, 2011 (Inception of Exploration Stage) to
	December 31, 2013	December 31, 2012	December 31, 2013
Cash Flows From Operating Activities:
Net Income (Loss)	$624,118	$(4,811,073)	$(7,021,773)
Adjustments to reconcile net income loss to net cash used in operations
Amortization of prepaid expenses	-	-	95,034
Amortization of debt issuance costs	-	517	5,206
Amortization of debt discount	33,272	119,151	487,236
Interest expense in connection with the conversion of debentures	68,147	-	68,147
Impairment of mineral rights	-	-	500,000
Derivative liability expense	-	174,128	174,128
Change in fair value of derivative liabilities	(32,614)	(160,740)	487,586
Stock based consulting	-	-	130,000
Stock based compensation expense	-	41,516	373,648
Common stock issued for services	-	3,500,000	3,500,000
Gain from settlement of debt	(1,285,872)	-	(1,285,872)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	7,500	32,446	11,141
Increase in accounts payable and accrued expenses	585,429	911,528	1,691,688
Net Cash Used In Operating Activities	(20)	(192,527)	(783,831)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	-	50,000	50,000
Proceeds from issuance of common stock	-	-	550,000
Net proceeds from debentures	-	127,500	127,500
Net Cash Provided by Financing Activities	-	177,500	727,500

Net decrease in Cash	(20)	(15,027)	(56,331)

Cash at Beginning of Year	20	15,047	56,331

Cash at End of Year	$-	$20	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Contributed capital in connection with an extinguishment of a convertible debenture	$-	$-	$31,666
Issuance of common stock for convertible debentures - principal amount	$243,382	$55,000	$505,000
Reclassification of derivative liability to equity	$6,332	$-	$9,904,767
Issuance of common stock in connection with the transfer and conveyance of certain silver mining claim	$-	$-	$500,000
Issuance of convertible promissory notes	$-	$-	$105,882
Operating expenses paid by a minority stockholder directly to the Company's vendors	$19,675	$-	$19,675

See accompanying notes to consolidated financial statements.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

During the year ended December 31, 2013, a minority stockholder of the Company paid operating expenses on behalf of the Company for a total of $19,675. These advances are short term in nature, non-interest bearing and due on demand. Such amount is included in the caption accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheets as of December 31, 2013.

Discontinued Operations

The Company’s former operations were developing and manufacturing products and services, which reduce fuel costs, save power and energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.

The remaining liabilities for  discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities for discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013	December 31, 2012
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$112,397	$112,397

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
DECEMBER 31, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to December 31, 2013:

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2012	$—	$—	$—
Recognition of derivative liability	103,313	108,316	211,629
Change in fair value included in earnings	(88,317)	(72,424)	(160,740)
Balance at December 31, 2012	14,996	35,892	50,888
Reclassification of derivative liability upon conversion of debt to equity	(6,332)	—	(6,332)
Change in fair value included in earnings	(8,664)	(23,950)	(32,614)
Balance at December 31, 2013	$—	$11,942	$11,942

The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the years ended December 31, 2013 and 2012, the Company incurred exploration cost of $5,000 and $115,832, respectively. For the period from April 25, 2011 (Inception) through December 31, 2013, the Company incurred exploration cost of $277,195.  As of December 31, 2013, the Company has yet to establish proven or probable reserves on any of its mineral properties.

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
DECEMBER 31, 2013

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

Earnings per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share for all periods presented does not include potentially dilutive common stock equivalents in the weighted average shares outstanding as they were anti-dilutive.  The computation of basic and diluted earnings (loss) per share for the years ended December 31, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2013	December 31, 2012
Convertible Debt (Conversion price - $0.05/share)	-	6,867,640
Stock Warrants (Exercise price - $0.03 - $0.05/share)	36,750,000	36,750,000
Total	36,750,000	43,617,640

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2013, the Company had an accumulated deficit of approximately $49.0 million, and a working capital deficiency of approximately $766,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments relating to classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 4 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

At December 31, 2013 and 2012, convertible debentures and notes payable consisted of the following:

	December 31, 2013	December 31, 2012
Convertible debentures and notes payable	$-	$243,382

Less: debt discount	-	(33,272)

Convertible debentures and notes payable– net	$-	$210,110

Convertible Debentures

On February 4, 2010 the Company issued $200,000 of its 6% convertible debentures for an aggregate purchase price of $200,000. The debentures bore interest at 6% per annum and matured twenty-four months from the date of issuance. The debenture was convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the debenture. In connection with the agreement, the investor received a warrant to purchase 4,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The Investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the Initial Exercise Price. In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock.

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
DECEMBER 31, 2013

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

Between January 2011 and June 2011, Brand Interaction Group, LLC has paid approximately $95,000 in connection with the spinoff agreement entered into during fiscal 2010 and such amount reduced the principal balance of the outstanding convertible debentures held by the Company’s debenture holders and recognized capital contribution of $95,000 to additional paid in capital.

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

On May 9, 2012, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue $37,500 of its 6% convertible debentures for an aggregate purchase price of $37,500. The debenture bore interest at 6% per annum and matures twenty-four months from the date of issuance. The debenture was convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) $0.05 per share or (ii) until the eighteen (18) month anniversary of the debenture, the lowest price paid per share or the lowest conversion price per share in a subsequent sale of the Company’s equity and/or convertible debt securities paid by investors after the date of the debenture. In connection with the agreement, the investor received a warrant to purchase 750,000 shares of the Company’s common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.05, subject to adjustment in certain circumstances. The investor may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On November 8, 2013, the Company entered into a note amendment agreement with the lender of the remaining outstanding balance of the 6% convertible debentures amounting to $137,500 pursuant to which the lender agreed to change the conversion price of $137,500 convertible notes to $0.03 per share from $0.05 per share. On November 8, 2013, the Company issued an aggregate of 4,583,333 shares of common stock in connection with the conversion of the remaining balance of the 6% convertible debenture which amounted to $137,500 at the new conversion price (see Note 5). The Company accounted the reduction of the conversion price from $0.05 to $0.03 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly, during the year ended December 31, 2013, the Company recorded interest expense of $38,500 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible debentures and warrants above included a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. During fiscal year 2011, the down-round provisions for convertible debentures and warrants that were issued during fiscal 2010 were terminated after 18 months from such issuance pursuant to the Debenture agreement and thus no longer considered derivatives. However, the down-round provisions for the warrants that were issued in May 2012 are considered derivatives as of December 31, 2013 (see Note 9).

Convertible Notes Payable

On February 29, 2012, the Company entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000. These investors included Daniel Bleak, the Company’s former chief executive officer, and several of the Company’s existing shareholders. The notes matured on February 28, 2013. The Company acknowledges and agrees that this note was issued at an original issue discount. No regularly scheduled interest payments were paid on this note.

The face value of each note was convertible at the holder’s option, in whole or in part, at any time at least three months following the date of issuance into shares of the Company’s common stock at a conversion price of $0.05 per share, were subject to adjustment in the case of stock splits, reclassifications, reorganizations, and mergers or consolidations upon issuances at less than the conversion price. Further, at any time prior to the maturity date or conversion as set forth in the prior sentence, the face value of each note shall be exchanged into the applicable dollar amount of equity securities issued by the Company in a subsequent financing of at least $1,000,000 at a conversion price of $0.05 per share of the Company’s common stock. Until such time that the notes are no longer outstanding, without the consent of the holders, the Company was prohibited from incurring certain debt, selling any accounts receivable or declaring any dividend. The Company concluded that since these notes did not include a down-round provision under which the conversion price could be affected by future equity offerings, the embedded conversion feature was not considered a derivative.

On November 8, 2013, the Company entered into note amendment agreements with these investors pursuant to which the parties agreed to change the conversion price of $105,882 convertible notes to $0.03 per share from $0.05 per share. On November 8, 2013, the Company issued an aggregate of 3,529,400 shares of common stock in connection with the conversion of each of the amended notes at the new conversion price (see Note 5). The Company accounted the reduction of the conversion price from $0.05 to $0.03 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly, during the year ended December 31, 2013, the Company recorded interest expense of $29,647 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The Company recorded a debt discount of $15,882 which represents the difference between the principal amount of $105,882 over the proceeds received or $90,000. Additionally, in accordance with ASC 470-20-25, the notes were considered to have a beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These notes were fully convertible at the issuance date thus the value of the beneficial conversion were treated as a discount and were valued at $90,000. The total debt discount of $105,882 was amortized through the date of conversion.

Total amortization of debt discounts for the convertible debentures amounted to $33,272 and $119,151 for the years ended December 31, 2013 and 2012, respectively, and is included in interest expense. Accrued interest as of December 31, 2013 and 2012 amounted to $98,275 and $79,120 respectively, and is included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheets.

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

Preferred Stock

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

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On May 2, 2011, the Board of Directors appointed Daniel Bleak as Chairman and Chief Executive Officer. On May 2, 2011 the Company issued to Daniel Bleak 10 million shares of the Company’s common stock and a five year option to purchase 30 million shares of Common Stock.   The option may be exercised for cash or shares of Common Stock at an exercise price of $0.05 per share.  The options vest and become exercisable in equal installments of the first three anniversaries of the effective date, provided Mr. Bleak continues to serve the Company as a director on such dates.  The option was issued in connection with the appointment of Mr. Bleak as the Chairman and Chief Executive of the Company and the transfer and conveyance of certain silver mining claims owned by Can-Am Gold Corp. whereby its President and sole director is Mr. Bleak.  The Company valued these common shares at the recent subscription price on the date of grant at $0.05 per share (based on the recent selling price of the Company’s common stock below) or $500,000. Accordingly, the Company recorded mineral cost of $500,000 in connection with the transfer and conveyance of certain silver mining claims to the Company. The Company recorded an impairment loss of $500,000 in 2011 to reduce the carrying amount to zero.

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

On November 8, 2013, Daniel Bleak resigned from all of his positions with the Company, including director, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the board of directors. On November 8, 2013, the Company and Daniel Bleak entered into an agreement to cancel 34,500,000 shares of common stock held by Mr. Bleak pursuant to the terms of a cancellation and recapitalization agreement. The Company valued and recorded the cancelled shares at par value or $3,450 in additional paid in capital.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On November 8, 2013, the Company entered into note amendment agreements with certain investors pursuant to which the parties agreed to change the conversion price of $243,382 convertible notes to $0.03 per share from $0.05 per share (see Note 4). Also on November 8, 2013, the Company issued an aggregate of 8,112,733 shares of common stock in connection with the conversion of each of the amended notes at the new conversion price. The Company accounted the reduction of the conversion price from $0.05 to $0.03 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly, during the year ended December 31, 2013, the Company recorded interest expense of $68,147 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

Stock Options

On May 2, 2011 the Company issued to Daniel Bleak a five year option to purchase 30 million shares of Common Stock. The option was exercised for cash or shares of Common Stock at an exercise price of $0.05 per share as defined in the option agreement. The options vest and become exercisable in equal installments of the first three anniversaries of the effective date, provided Mr. Bleak continues to serve the Company as a director on such dates. The 30 million options were valued on the grant date at $0.05 per option or a total of $1,494,596 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the recent selling price of the Company’s common stock), volatility of 259%, expected term of 5 years, and a risk free interest rate of 1.96%.

On February 21, 2012, the Company entered into a stock option cancellation agreement with Daniel Bleak, pursuant to which the stock option to purchase 30 million shares of common stock granted on May 2, 2011 to Mr. Bleak was cancelled.

For the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense related to stock options of $0 and $41,516, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the year ended December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2012	30,000,000	$0.05	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(30,000,000)	0.05	—
Balance outstanding at December 31, 2012	—	$—	—

There were no changes that occurred during the year ended December 31, 2013.  There were no options outstanding as of December 31, 2013.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Stock Warrants

The following table summarizes the Company’s stock warrants outstanding at December 31, 2013:

Warrants Outstanding				Warrants Exercisable
	Number Outstanding at	Weighted Average		Number Exercisable
	December 31,	Remaining	Weighted Average	at	Weighted Average
Exercise Price	2013	Contractual Life	Exercise Price	December 31, 2013	Exercise Price
$0.025	36,000,000	1.06 Years	$0.025	36,000,000	$0.025
0.03	750,000	3.36 Years	0.03	750,000	0.03
$0.025	36,750,000	2.11 Years	$0.025	36,750,000	$0.025

There were no changes that occurred during the year ended December 31, 2013.  There were 36,750,000 warrants outstanding as of December 31, 2013.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $24.6 million at December 31, 2013, expiring through the year 2033. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Tax expense (benefit) computed at "expected" statutory rate	$212,200	$(1,623,524)
State income taxes, net of benefit	38,111	(178,110)
Permanent differences :
Stock based compensation and consulting	-	14,11
Loss (gain) from change in fair value of derivative liability	(11,088)	(54,652)
Amortization of debt discount and other non-cash interest	34,482	40,511

Increase (decrease) in valuation allowance	(273,705)	1,801,660
Net income tax benefit	$-	$-

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:	$9,730,279	$10,003,984
Net operating loss carryforward
Other	-	-
Total deferred tax assets	$9,730,279	$10,003,984

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$-
Total deferred tax liabilities	$-	$-

Net deferred tax asset before valuation allowance	$9,730,279	$10,003,984
Less: valuation allowance	(9,730,279)	(10,003,984)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2013 and 2012, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was decreased by $273,705.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Services and Employee Leasing Agreement

On June 1, 2011, the Company entered into a Services and Employee Leasing Agreement (the “Agreement”) with MJI Resource Management Corp. (“MJI”) pursuant to which the Company had agreed to pay MJI $15,000 a month and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services. On August 1, 2011, the Company amended this Agreement whereby the Company had agreed to pay MJI $25,000 per month. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 a month as defined in the amended Agreement. Associated expenses include general administrative costs, rent, utilities and office supplies. The term of this Agreement was to commence for a period of 5 years. This Agreement may be terminated at any time by either party by giving a written notice to the other party and shall terminate 180 days following the delivery of such notice. Mr. Eckersley, one of the Company’s directors, was the former President of MJI, and Mr. Bleak serves as the sole Officer and Chairman of the Board for MJI. During the year ended December 31, 2013, 2012, and for the period from April 25, 2011 (inception) to December 31, 2013, the Company incurred $225,000, $300,000 and $525,000, respectively, of management fees. On November 8, 2013, this Agreement was terminated.

On November 8, 2013, contemporaneously with the termination of the Services and Employee Leasing Agreement with MJI, the Company entered into a debt forgiveness agreement with MJI, pursuant to which MJI forgave (i) $1,264,253 owed to them pursuant to outstanding invoices less $175,000 and (ii) all other debt incurred by the Company from January 1, 2011 through the November 8, 2013. The Company agreed to pay MJI $175,000 upon the closing of its future purchase of all or substantially all of the assets of a privately held or public operating company and simultaneous capital raising transaction (the “Financing”) as (i) a cash payment, (ii) conversion into the applicable dollar amount of securities issued by the Company in the Financing upon the same terms provided to the other investors in the Financing or (iii) a combination of (i) and (ii).

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Accordingly, during the year ended December 31, 2013, the Company recognized gain on settlement of debt of $1,089,253 in connection with this debt forgiveness agreement with MJI.

Debt forgiveness agreement

On November 8, 2013, the Company entered into a debt forgiveness agreement with Bond Media Group, Inc. (“Bond”), pursuant to which Bond forgave $196,619 owed to it pursuant to outstanding invoices and all other debt incurred by the Company from January 1, 2011 through the November 8, 2013. Accordingly, during the year ended December 31, 2013, the Company recognized gain on settlement of debt of $196,619 in connection with this debt forgiveness agreement with Bond Media Group, Inc.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

On April 26, 2011, the Company purchased a quitclaim deed for the 76 Property from Can-Am Gold Corp. that conveyed to it all of Can-Am Gold Corp.’s rights, title and interest in 36 unpatented lode mining claims located in Yavapai County, Arizona. The Company paid ten dollars ($10.00) as consideration for the quitclaim deed. Mr. Bleak, the Company’s former Chief Executive Officer, Chairman and Chief Financial Officer, is the president and sole director of Can-Am Gold Corp. Additionally, on May 2, 2011 the Company issued to Mr. Bleak 10 million shares of the Company’s common stock and a five year option to purchase 30 million shares of common stock (see Note 5). The option was issued in connection with the previous appointment of Mr. Bleak as the Chairman and Chief Executive of the Company and the transfer and conveyance of certain silver mining claims owned by Can-Am Gold Corp.

On June 1, 2011, the Company entered into a one year Services and Employee Leasing Agreement with MJI pursuant to which the Company agreed to pay MJI $15,000 a month, as adjusted for additional services or upon the termination of the Agreement, and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting, and resource location services. The Company also pays the six employees an aggregate of $11,000 a month. This Agreement may be terminated at any time by either party. On August 1, 2011, the Company amended this Agreement whereby the Company agreed to pay MJI $25,000 per month, as adjusted for additional services or upon the termination of the Agreement. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 per month (as adjusted for additional services or upon termination of the Agreement) and extends the term of the Agreement to five years. Mr. Eckersley, one of the Company’s former directors, was the former President of MJI. The Company’s former operations manager is the current President of MJI. During the year ended December 31, 2013 and 2012, the Company incurred $225,000 and $300,000, respectively, of management fees. On November 8, 2013, this Agreement was terminated. Additionally on November 8, 2013, the Company entered into a debt forgiveness agreement with MJI, pursuant to which MJI forgave (i) $1,264,253 owed to them pursuant to outstanding invoices less $175,000 and (ii) all other debt incurred by the Company from January 1, 2011 through the November 8, 2013 (see Note 7).  As of December 31, 2013 and 2012, accounts payable due to MJI amounted to approximately $175,000 and $849,170. Such amount owed to MJI is in connection with unpaid management fees, accrued salaries for services rendered by MJI’s employees and reimbursable expenses paid by MJI for working capital purposes.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On February 29, 2012, the Company entered into note purchase agreements with certain investors whereby it sold an aggregate of $105,882 of convertible promissory notes at an aggregate purchase price of $90,000. These investors include Daniel Bleak and several of the Company’s existing shareholders (see Note 4).

On November 8, 2013, the Company entered into a note amendment agreement with Daniel Bleak pursuant to which the parties agreed to change the conversion price of a $23,529 convertible note to $0.03 per share from $0.05 per share (See Notes 4 and 5).

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

In connection with the issuance of its  6% convertible debentures and related warrants, the Company has determined that the terms of the convertible debentures and warrants include down-round provisions under which the conversion and exercise price could be affected by future equity offerings undertaken by the Company until the 18 month anniversary of such convertible debenture (see Note 4). Accordingly, the embedded conversion options and warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $11,942 and $50,888 at December 31, 2013 and 2012, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $32,614 and $160,740 for the years ended December 31, 2013 and 2012, respectively. Derivative liability expense was $0 and $174,128 for the years ended December 31, 2013 and 2012, respectively.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	December 31, 2013	December 31, 2012
Expected volatility	235% - 320%	89% - 217%
Expected term	0.48 – 3.61Years	1.5 - 4.36 Years
Risk-free interest rate	0.09% - 1.39%	0.15% - 0.72%
Expected dividend yield	0%	0%

NOTE 10 – SUBSEQUENT EVENTS

On January 21, 2014, Patrick Avery was appointed as the Chief Executive Officer, President, Chief Financial Officer, Treasurer, director and Chairman of the board of directors (the “Board”) of the Company upon the resignation of Andrew Uribe from all officer positions he held with the Company. Also on January 21, 2014, Glenn Kesner, the controlling stockholder of the Company and a former officer and director, was appointed as the Secretary of the Company.  Mr. Uribe remains a director of the Company. In connection with the appointment of Mr. Avery, the Company intends to explore additional business opportunities and alternatives which may include the sale, disposition or suspension of its historic business operations.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On January 21, 2014, the Board approved the adoption of a 2014 Equity Incentive Plan (the “2014 Plan”).  The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.  The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards.  Unless earlier terminated by the Board, the Plan shall terminate at the close of business on January 21, 2024.  Up to 34,000,000 shares of common stock are issuable pursuant to awards under the 2014 Plan, as adjusted in a single adjustment for an issuance no later than sixty (60) days following the date of shareholder approval of the Plan in connection with (i) a private placement of the Company’s securities in which the Corporation receives gross proceeds of at least $1,000,000 and (ii) an acquisition of at least 50 mining leases and/or claims in the Holbrook Basin.

On January 21, 2014, the Company entered into an employment agreement with Mr. Avery (the “Employment Agreement”) whereby he agreed to serve as the Chief Executive Officer and Chairman of the board of directors for a period of two years, subject to renewal, in consideration for a base salary of $30,000 per month.  The base salary shall increase to $40,000 per month if either of the following events occur: (i) the market value of the Company’s common stock reaches or exceeds $50,000,000 for seven consecutive trading days or (ii) the Company completes a strategic acquisition in the Holbrook Basin whereby it acquires a land or mineral lease (or combination thereof) that increases the Company’s land holdings (section or acre basis) by at least 50%.  Under the terms of the Employment Agreement, Mr. Avery shall be eligible for an annual cash bonus in an amount equal to up to 120%, but not less than 80%, of his then-current base salary if the Company meets certain criteria, as established by the Board of Directors.  The Employment Agreement shall terminate upon Mr. Avery’s death, “Total Disability” (as defined in the Employment Agreement), upon the expiration of the initial term or any renewal term, at Mr. Avery’s option upon 60 days prior written notice, at Mr. Avery’s option, in the event of an act by the Company constituting “Good Reason” (as defined in the Employment Agreement) and at the Company’s option, in the event of an act by Mr. Avery constituting “Cause” (as defined in the Employment Agreement. As further consideration for his services, Mr. Avery was issued an option under the 2014 Plan to purchase up to 7.5% of the outstanding common stock of the Company calculated on a post-Transaction pro forma basis at a per share price of $0.0001, which shall vest as follows: (i) 10% immediately on January 21, 2014, (ii) 45% on January 21, 2015 and (iii) the remaining 45% on January 21, 2016.  “Transaction” is defined as (a) the consummation of a private placement of the Company’s securities in which the Corporation receives gross proceeds of at least $1,000,000 and (b) the acquisition of at least fifty lease holdings in the Holbrook Basin in Arizona.

Also on January 21, 2014, the Company entered into a consulting agreement with Mr. Kesner pursuant to which Mr. Kesner shall provide administrative and management services to the Company for compensation of $7,500 per month and reimbursement for the cost of group family health insurance.

Also on January 21, 2014, the board approved non-employee director fees of $1,000 per month and issued to each of Mr. Uribe and Mohit Bhansali, the Company’s non-employee directors, a four year option to purchase up to 4,500,000 of the Company’s issued and outstanding common stock at a cashless exercise price of $0.0001 per share.  The options vest immediately.

On January 21, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Auracana pursuant to which it sold to Auracana its inactive wholly owned subsidiaries H-Hybrid Technologies, Inc., a Florida corporation (“Hybrid”) and RZ Acquisition Corp., a New York corporation (“RZ” and, together with Hybrid, the “Subsidiaries”).  Auracana, as the owner of 3 million shares of the Company’s Series A Convertible Preferred Stock, is entitled to a super majority of the Company’s voting power and is the controlling stockholder of the Company.  The Company sold the Subsidiaries to Auracana for a purchase price of $1.00.

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

A wholly-owned subsidiary, Great West Resources, Inc., a Nevada corporation was formed on January 22, 2014.

On January 21, 2014, the Company’s Board of Directors voted unanimously to approve the change in domicile from Delaware to Nevada (the “Reincorporation”) and recommended the Reincorporation to its Stockholders for their approval. On January 21, 2014, the holders of in excess of 90% of the outstanding voting stock consented in writing to approve the Reincorporation. The Reincorporation was consummated on March 28, 2014 pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) between the Company and its wholly owned subsidiary Great West Resources, Inc., a Nevada corporation (“Great West”) pursuant to which the Company merged with and into Great West, with Great West as the surviving corporation that operates under the name “Great West Resources, Inc.” (the “Merger”).

On the effective date of the Merger:

(a) Each share of the Company’s Common Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and nonassessable shares of Great West Common Stock;

(b) Each share of the Company’s Series A Preferred Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and nonassessable shares of the Great West Series A Preferred Stock;

(c) Each share of the Company’s Series D Preferred Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and nonassessable shares of the Great West Series B Preferred Stock;

(d) All options to purchase shares of the Company’s Common Stock issued and outstanding immediately prior to the effective date  changed and converted into equivalent options to purchase 1/150th of a share of Great West Common Stock at an exercise price of $0.0001 per share;

 (e) All warrants to purchase shares of the Company’s Common Stock issued and outstanding immediately prior to the effective date changed and converted into equivalent warrants to purchase 1/150th of a share of Great West Common Stock at 150 times the exercise price of such converted warrants; and

SILVER HORN MINING LTD. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

(f) Each share of Great West Common Stock issued and outstanding immediately prior to the Effective Date were canceled and returned to the status of authorized but unissued Great West Common Stock.

In lieu of issuing fractional shares of Great West Common Stock or Great West Preferred Stock or options or warrants to purchase fractional shares of Great West Common Stock, to the extent that a holder’s shares of the Company’s Common Stock, the Company’s Series A Preferred Stock or the Company’s Series D Preferred Stock, when aggregated together with shares of the same class, did not convert to whole shares of Great West Common Stock, Great West Series A Preferred Stock or Great West Series B Preferred Stock, as applicable, the resulting fractional shares were rounded up to the closest full share, and all options and warrants to purchase fractional shares of Great West Common Stock were rounded up to purchase the next full share of Great West Common Stock.

Upon consummation of the Merger and resulting Reincorporation, the daily business operations of Great West continued as they were conducted by the Company immediately prior to the Merger, at the Company’s principal executive offices at 18 Falcon Hills Drive, Colorado 80126.  The officers and directors of the Company became the officers and directors of Great West.

The Reincorporation effected a change in the legal domicile of the Company to Nevada from Delaware. However, the Reincorporation did not result in any change in the Company’s business, management, location of its principal executive offices, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation, which are immaterial).