Form 10-Q
period 2014-05-17
Great West Resources, Inc.
filed 2014-05-20
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

(720) 413-4520 (Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2014, there were 1,510,950 shares of common stock, par value $0.0001, issued and outstanding.

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
March 31, 2014

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Great West,” “Silver Horn” “we,” “us,” “our” and similar terms refer to Great West Resources, Inc., a Nevada corporation, and subsidiaries.

-i-

Great West Resources, Inc.
(Formerly Silver Horn Mining, Ltd.)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	Unaudited
ASSETS
Total Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$598,353	$466,493
Accounts payable - related party	175,000	175,000
Loan payable - related party	10,000	-
Derivative liability	33,662	11,942
Liabilities for discontinued operations	112,397	112,397
Total Current Liabilities	929,412	765,832

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized
Series A, $0.0001 par value; 20,000 shares authorized, 20,000 issued and outstanding	2	2
Series B, $0.0001 par value; 30,000 shares authorized, 6,666 issued and outstanding	1	1
Common stock, $0.0001 par value; 200,000,000 shares authorized,
1,510,950 shares issued and outstanding	151	151
Additional paid-in capital	48,382,892	48,203,058
Accumulated deficit	(41,947,270)	(41,947,270)
Accumulated deficit since inception of exploration stage (April 25, 2011)	(7,365,188)	(7,021,774)
Total Stockholders' Deficit	(929,412)	(765,832)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Great West Resources, Inc.
(Formerly Silver Horn Mining, Ltd.)
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period From
	March 31, 2014	March 31, 2013	April 25, 2011 (Inception of Exploration Stage) to March 31, 2014

Net revenues	$-	$-	$-

Operating Expenses
Payroll expense and stock based compensation	60,000	70,804	4,635,501
Management fees - related party	-	75,000	525,000
Exploration cost	-	5,000	277,195
Impairment of mineral rights	-	-	500,000
Professional and consulting	232,031	11,599	951,291
General and administrative expneses	29,663	7,618	469,257
Total Operating Expenses	321,694	170,021	7,358,244

Loss from Operations	(321,694)	(170,021)	(7,358,244)

Other Income (Expense)

Gain on settlement of debt	-	-	1,285,872
Interest expense	-	(29,106)	(609,382)
Derivative expense	-	-	(174,128)
Change in fair value of derivative liability	(21,720)	15,147	(509,306)
Total Other Income (Expense), net	(21,720)	(13,959)	(6,944)

Net Loss	$(343,414)	$(183,980)	$(7,365,188)

Net Loss Per Share - Basic and Diluted	$(0.23)	$(0.11)

Weighted average number of shares outstanding during the period Basic and Diluted	1,510,950	1,686,890

See accompanying notes to unaudited condensed consolidated financial statements.

Great West Resources, Inc.
(Formerly Silver Horn Mining, Ltd.)
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Period From
	March 31, 2014	March 31, 2013	April 25, 2011 (Inception of Exploration Stage) to March 31, 2014

Cash Flows From Operating Activities:
Net Loss	$(343,414)	$(183,980)	$(7,365,188)
Adjustments to reconcile net loss to net cash used in operations
Amortization of prepaid expenses	-	-	95,034
Amortization of debt issuance costs	-	-	5,206
Amortization of debt discount	-	27,019	487,236
Interest expense in connection with the conversion of debentures	-	-	68,147
Impairment of mineral rights	-	-	500,000
Derivative liability expense	-	-	174,128
Change in fair value of derivative liabilities	21,720	(15,146)	509,306
Stock based consulting expense	179,834	-	309,834
Stock based compensation expense	-	-	373,648
Common stock issued for services	-	-	3,500,000
Gain from settlement of debt	-	-	(1,285,872)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	5,500	11,141
Increase in accounts payable and accrued expenses	131,860	166,607	1,823,548
Net Cash Used In Operating Activities	(10,000)	-	(793,831)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	-	-	50,000
Proceeds from issuance of common stock	-	-	550,000
Net proceeds from a loan - related party	10,000	-	10,000
Net proceeds from debentures	-	-	127,500
Net Cash Provided by Financing Activities	10,000	-	737,500

Net decrease in Cash	-	-	(56,331)

Cash at Beginning of Period	-	20	56,331

Cash at End of Period	$-	$20	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Contributed capital in connection with an extinguishment of a convertible debenture	$-	$-	$31,666
Issuance of common stock for convertible debentures - principal amount	$-	$-	$505,000
Reclassification of derivative liability to equity	$-	$-	$9,904,767
Issuance of common stock in connection with the transfer and conveyance of certain silver mining claim	$-	$-	$500,000
Issuance of convertible promissory notes	$-	$-	$105,882
Operating expenses paid by a minority stockholder directly to the Company's vendors	$-	$-	$19,675

See accompanying notes to unaudited condensed consolidated financial statements.

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
(FORMERLY SILVER HORN MINING, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was formerly Silver Horn Mining Ltd., a Delaware corporation. The Company was incorporated under the name “Swifty Carwash & Quick-Lube, Inc.” in the state of Florida on September 25, 1997. On October 22, 1999, the Company changed its name from “Swifty Carwash & Quick-Lube, Inc.” to “SwiftyNet.com, Inc.” On January 29, 2001, the Company changed its name from “SwiftyNet.com, Inc.” to “Yseek, Inc.” On June 10, 2003, the Company changed its name from “Yseek, Inc.” to “Advanced 3-D Ultrasound Services, Inc.”

The Company merged with a private Florida corporation known as World Energy Solutions, Inc. effective August 17, 2005. Advanced 3D Ultrasound Services, Inc. remained as the surviving entity as the legal acquirer, and the Company was the accounting acquirer. On November 7, 2005, the Company changed its name to World Energy Solutions, Inc. (“WESI”). On November 7, 2005, WESI merged with Professional Technical Systems, Inc. WESI remained as the surviving entity as the legal acquirer, while PTS was the accounting acquirer. On February 26, 2009, the Company had changed its name to EClips Energy Technologies, Inc. Effective April 25, 2011, the Company changed its name to “Silver Horn Mining Ltd.” from “EClips Media Technologies, Inc.”. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a newly-formed, wholly-owned subsidiary of the Company with and into the Company, with the Company as the surviving corporation in the merger. Following the subsidiary merger, the Company focused its efforts on mining and resources, principally silver exploration and production. As a result of the Company’s focus on mineral exploration, the Company is considered an exploration stage company.

On January 21, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Auracana, LLC (“Auracana”) pursuant to which it sold to Auracana its inactive wholly owned subsidiaries H-Hybrid Technologies, Inc., a Florida corporation (“Hybrid”) and RZ Acquisition Corp., a New York corporation (“RZ” and, together with Hybrid, the “Subsidiaries”).  Auracana, as the owner of 20,000 shares of the Company’s Series A Convertible Preferred Stock, is entitled to a super majority of the Company’s voting power and is the controlling stockholder of the Company.  The Company sold the inactive Subsidiaries to Auracana for a purchase price of $1.00.

A wholly-owned subsidiary, Great West Resources, Inc., a Nevada corporation was formed on January 24, 2014.

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

On the effective date of the Merger:

(a) Each share of the Company’s Common Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and non-assessable shares of Great West Common Stock;

(b) Each share of the Company’s Series A Preferred Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and non-assessable shares of the Great West Series A Preferred Stock;

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
(FORMERLY SILVER HORN MINING, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

(c) Each share of the Company’s Series D Preferred Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and non-assessable shares of the Great West Series B Preferred Stock;

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

The Reincorporation effected a change in the legal domicile of the Company to Nevada from Delaware. However, the Reincorporation did not result in any change in the Company’s business, management, location of its principal executive offices, assets, liabilities or net worth.  All share and per share values for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the Merger and Reincorporation.

Discontinued Operations

The Company’s former operations were developing and manufacturing products and services, which reduce fuel costs, save power and energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries, and prior periods have been restated in the Company’s condensed consolidated financial statements and related footnotes to conform to this presentation.

The remaining liabilities for  discontinued operations are presented in the condensed consolidated balance sheets under the caption “Liabilities for discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$(112,397)	$(112,397)

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). During fiscal 2013, the consolidated financial statements of the Company include the Company and its inactive wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2014, as a result of the sale of the Company’s wholly owned subsidiaries in January 2014, the Company no longer has wholly-owned subsidiaries.

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
(FORMERLY SILVER HORN MINING, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

Exploration Stage Company

The Company has been in the exploration stage since April 25, 2011 and has not yet realized any revenues from its planned operations. The Company intends to focus on acquiring and exploring natural resource properties. Accordingly, the Company is an exploration stage company as defined in ASC 915 “Development Stage Entities”.

Use of Estimates

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities and common stock issued for services.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of its operations and its cash flows for the period ended March 31, 2014 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited condensed consolidated financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

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

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
(FORMERLY SILVER HORN MINING, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2014 to March 31, 2014:

Warrant liability
Balance at January 1, 2014	$11,942
Change in fair value included in earnings	21,720
Balance at March 31, 2014	$33,662

The Company did not identify any other assets or liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2014 and 2013, the Company incurred exploration cost of $0 and $5,000, respectively. For the period from April 25, 2011 (Inception) through March 31, 2014, the Company incurred exploration cost of $277,195.  As of March 31, 2014, the Company has yet to establish proven or probable reserves on any of its mineral properties.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the condensed consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
(FORMERLY SILVER HORN MINING, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

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

Earnings per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share for all periods presented does not include potentially dilutive common stock equivalents in the weighted average shares outstanding as they were anti-dilutive.  The computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2014	March 31, 2013
Convertible Debt (Conversion price - $0.05/share)	-	45,784
Stock Options (Exercise price - $0.015/share)	60,000	-
Stock Warrants (Exercise price - $0.03 - $0.05/share)	245,000	245,000
Total	305,000	290,784

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
(FORMERLY SILVER HORN MINING, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2014, the Company had an accumulated deficit of approximately $49.3 million, and a working capital deficiency of approximately $929,000. For the three months ended March 31, 2014, the Company incurred a net loss of approximately $343,000 and had cash flows used in operations in the amount of $10,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

The condensed consolidated financial statements do not include any adjustments relating to classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – MINERAL CLAIMS

As of the date of these condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

NOTE 4 – LOAN PAYABLE - RELATED PARTY

In March 2014, a related party affiliate loaned $10,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of March 31, 2014, loan payable amounted to $10,000. The affiliated company is owned by a majority stockholder of the Company.

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
(FORMERLY SILVER HORN MINING, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ DEFICIT

On March 28, 2014, upon consummation of the Merger and resulting Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the Merger and Reincorporation.

Preferred Stock

As of March 31, 2014, there were 20,000,000 shares of Preferred Stock authorized.

As of March 31, 2014, there were 20,000 shares of Series A Preferred Stock authorized and 20,000 shares issued and outstanding.

As of March 31, 2014, there were 30,000 shares of Series B Preferred Stock authorized and 6,666 shares issued and outstanding.

Common Stock

As of March 31, 2014, there were 200,000,000 shares of Common Stock authorized and 1,510,950 shares issued and outstanding.

Stock Options

2014 Equity Incentive Plan

On January 21, 2014, the Board approved the adoption of a 2014 Equity Incentive Plan (the “2014 Plan”).  The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.  The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards.  Unless earlier terminated by the Board, the Plan shall terminate at the close of business on January 21, 2024.  Up to 226,667 shares of common stock are issuable pursuant to awards under the 2014 Plan, as adjusted in a single adjustment for an issuance no later than sixty (60) days following the date of shareholder approval of the Plan in connection with (i) a private placement of the Company’s securities in which the Corporation receives gross proceeds of at least $1,000,000 and (ii) an acquisition of at least 50 mining leases and/or claims in the Holbrook Basin.

On January 21, 2014, the board approved non-employee director fees of $1,000 per month and issued to each of Mr. Uribe and Mr. Bhansali, the Company’s non-employee directors, a four year option to purchase up to 30,000 of the Company’s issued and outstanding common stock at a cashless exercise price of $0.0001 per share.  The options vest immediately.  The 60,000 options were valued on the grant date at approximately $3.00 per option or a total of $179,834 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the quoted trading price on the grant date), volatility of 260%, expected term of 4 years, and a risk free interest rate of 0.81%. During the three months ended March 31, 2014, the Company recorded stock based consulting expense related to options of $179,834.

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
(FORMERLY SILVER HORN MINING, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

Option activities for the three months ended March 31, 2014 are summarized as follows:

	Three Months Ended March 31, 2014
	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2014	-	$-
Granted	60,000	0.0001

Balance at March 31, 2014	60,000	$0.0001
Options exercisable at March 31, 2014	60,000	0.0001

Options exercisable at end of period	60,000	$0.0001
Weighted average fair value of options granted during the period		3.00

Stock options outstanding at March 31, 2014 as disclosed in the above table have approximately $405,000 of intrinsic value at the end of the period.

Stock Warrants

The following table summarizes the Company’s stock warrants outstanding at March 31, 2014:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at March 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2014	Weighted Average Exercise Price
$3.75	240,000	0.81 Years	$3.75	240,000	$3.75
4.50	5,000	3.11 Years	4.50	5,000	4.50
$3.75	245,000	1.86 Years	$3.75	245,000	$3.75

There were no changes that occurred during the three months ended March 31, 2014.  There were 245,000 warrants outstanding as of March 31, 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

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

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
(FORMERLY SILVER HORN MINING, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

Under the terms of the Employment Agreement, Mr. Avery shall be eligible for an annual cash bonus in an amount equal to up to 120%, but not less than 80%, of his then-current base salary if the Company meets certain criteria, as established by the Board of Directors.  The Employment Agreement shall terminate upon Mr. Avery’s death, “Total Disability” (as defined in the Employment Agreement), upon the expiration of the initial term or any renewal term, at Mr. Avery’s option upon 60 days prior written notice, at Mr. Avery’s option, in the event of an act by the Company constituting “Good Reason” (as defined in the Employment Agreement) and at the Company’s option, in the event of an act by Mr. Avery constituting “Cause” (as defined in the Employment Agreement. As further consideration for his services, Mr. Avery was issued an option under the 2014 Plan to purchase up to 7.5% of the outstanding common stock of the Company calculated on a post-Transaction pro forma basis at a per share price of $0.0001, which shall vest as follows: (i) 10% immediately on January 21, 2014, (ii) 45% on January 21, 2015 and (iii) the remaining 45% on January 21, 2016.  “Transaction” is defined as (a) the consummation of a private placement of the Company’s securities in which the Corporation receives gross proceeds of at least $1,000,000 and (b) the acquisition of at least fifty lease holdings in the Holbrook Basin in Arizona.  Upon termination of Mr. Avery without cause, in addition to the accrued but unpaid compensation and vacation pay through the end of the term or any then applicable extension of the term and any other benefits accrued to him under any benefit plans outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such date, Mr. Avery shall be entitled to the following severance benefits: (i) a cash payment based on the current scale of Mr. Avery’s base salary: (x) two months of base salary if the termination occurs prior to the six month anniversary of the effective date; (ii) four months of base salary if the termination occurs after the six month anniversary of the effective date but prior to the twelve month anniversary of the effective date or (iii) six months of base salary if the termination occurs after the one year anniversary of the effective date, to be paid in a single lump sum payment not later than sixty (60) days following such termination, less withholding of all applicable taxes; (ii) continued provision for a period of twelve (12) months after the date of termination of the benefits under benefit plans extended from time to time by the Company to its senior executives; and (iii) payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which Mr. Avery was a participant as of the date of the termination of employment.  In addition, any options or restricted stock shall be immediately vested upon termination of employment. As of March 31, 2014, such Transaction has not consummated.

Litigation

On February 1, 2012, the British Columbia Securities Commission issued a cease trade order barring trading in the Company’s common stock in British Columbia, Canada, for failure to make required securities disclosures in British Columbia. The cease trade order has no extraterritorial effect outside of British Columbia.

NOTE 7 – RELATED PARTY TRANSACTIONS

On January 21, 2014, the Company entered into a securities purchase agreement with Auracana pursuant to which it sold to Auracana its inactive wholly owned subsidiaries H-Hybrid Technologies, Inc., a Florida corporation and RZ Acquisition Corp., a New York corporation.  Auracana, as the owner of 20,000 shares of the Company’s Series A Convertible Preferred Stock, is entitled to a super majority of the Company’s voting power and is the controlling stockholder of the Company.  The Company sold the Subsidiaries to Auracana for a purchase price of $1.00.

On January 21, 2014, the Company entered into a consulting agreement with Mr. Kesner pursuant to which Mr. Kesner shall provide administrative and management services to the Company for compensation of $7,500 per month and reimbursement for the cost of group family health insurance.  Mr. Kesner is the President of Auracana.   As of March 31, 2014, accrued consulting fees amounted to $15,000 and were included in accounts payable and accrued expenses.

In March 2014, a related party affiliate loaned $10,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of March 31, 2014, loan payable amounted to $10,000. The affiliated company is owned by a majority stockholder of the Company.

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
(FORMERLY SILVER HORN MINING, LTD.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $33,662 and $11,942 at March 31, 2014 and December 31, 2013, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was ($21,720) and $15,147 for the three months ended March 31, 2014 and 2013, respectively.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	March 31, 2014	December 31, 2013
Expected volatility	318%	235% - 320%
Expected term	3.11 Years	0.48 - 3.61 Years
Risk-free interest rate	0.90%	0.09% - 1.39%
Expected dividend yield	0%	0%

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

The Company was formerly Silver Horn Mining Ltd., a Delaware corporation.  On January 21, 2014, the Company’s Board of Directors voted unanimously to approve a change in domicile from Delaware to Nevada (the “Reincorporation”) and recommended the Reincorporation to its Stockholders for their approval. On January 21, 2014, the holders of in excess of 90% of the outstanding voting stock consented in writing to approve the Reincorporation. The Reincorporation was consummated on March 28, 2014 pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) between the Company and its wholly owned subsidiary Great West Resources, Inc., a Nevada corporation (“Great West”) pursuant to which the Company merged with and into Great West, with Great West as the surviving corporation that operates under the name “Great West Resources, Inc.” (the “Merger”).

On the effective date of the Merger:

(a) Each share of the Company’s Common Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and non-assessable shares of Great West Common Stock;

(b) Each share of the Company’s Series A Preferred Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and non-assessable shares of the Great West Series A Preferred Stock;

(c) Each share of the Company’s Series D Preferred Stock issued and outstanding immediately prior to the effective date changed and converted into 1/150th fully paid and non-assessable shares of the Great West Series B Preferred Stock;

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

               The Reincorporation effected a change in the legal domicile of the Company to Nevada from Delaware. However, the Reincorporation did not result in any change in the Company’s business, management, location of its principal executive offices, assets, liabilities or net worth.  All share and per share values for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the Merger and Reincorporation.

The accompanying condensed consolidated financial statements are prepared assuming we will continue as a going concern. At March 31, 2014, we had an accumulated deficit of approximately $49.3 million, and a working capital deficiency of approximately $929,000. For the three months ended March 31, 2014, we incurred a net loss of approximately $343,000 and had cash flows used in operations in the amount of $10,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

We had net cash used in operations of $10,000 during the three months ended March 31, 2014. At March 31, 2014, we had a working capital deficiency of approximately $929,000. Additionally, at March 31, 2014, we had an accumulated deficit of approximately $49.3 million and stockholder’s deficit of $929,000. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the condensed consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Use of Estimates

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discount and common stock issued for services.

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

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

       Net Revenues.  We have not generated revenues during the three months ended March 31, 2014 and 2013.

      Operating Expenses.   Total operating expenses for the three months ended March 31, 2014 were $321,694, an increase of $151,673, or approximately 89%, from total operating expenses for the three months ended March 31, 2013 of $170,021. This increase is primarily attributable to:

Payroll and stock based compensation expenses were $60,000 and $70,804 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $10,804 or 15%.  The decrease was primarily attributable to a decrease in operating activities during the three months ended March 31, 2014.

Management fees were $0 and $75,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $75,000 or 100%.  The decrease was primarily attributable to the termination of the Services and Employee Leasing Agreement with MJI Resource Management Corp. in November 2013.

Exploration costs were $0 and $5,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $5,000 or 100%.  Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The decrease is primarily attributable to the decrease in exploration activities as a result of limited working capital.

        Professional and consulting expenses were $232,031 and $11,599 for the three months ended March 31, 2014 and 2013, respectively, an increase of $220,432 or 1,900%. Professional expenses were incurred for our audits,public filing requirements and expenses related to the Reincorporation. The increase was primarily attributable to stock based consulting expense of approximately $180,000 in connection with the stock option granted to our directors in January 2014.

       General and administrative expenses, which consist of office expenses, public company expenses and general operating expenses totaled $29,663 for the three months ended March 31, 2014, as compared to $7,618 for the three months ended March 31, 2013, an increase of $22,045 or 289%. The increase in general and administrative expenses is primarily attributable to the increase in filing related expenses in connection with our Reincorporation in the State of Nevada.

Total Other Income (Expense). Our total other expenses during the three months ended March 31, 2014 and 2013 primarily associated with derivative liabilities and interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase (decrease) of $21,720 and ($15,147) during the three months ended March 31, 2014 and 2013, respectively. The increase/decrease in fair value of the derivative liabilities had been recognized as other expense/income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture and warrants in May 2012.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. Interest expense was $0 and $29,106 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $29,106 or 100%. The decrease was primarily due to the payment and conversion of all convertible notes in fiscal 2013.

Loss from Operations

We recorded loss from operations of $321,694 for the three months ended March 31, 2014 as compared to $170,021 for the three months ended March 31, 2013.

Net Loss

We recorded net loss of $343,414 for the three months ended March 31, 2014 as compared to $183,980 for the three months ended March 31, 2013. As a result of the factors described above, our net loss per share (basic and diluted) for the three months ended March 31, 2014 and 2013 were $0.23 and $0.11 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2014, we had a cash balance of $0. Our working capital deficit is approximately $929,000 at March 31, 2014. We do not anticipate we will be profitable in the rest of fiscal 2014.We currently have no material commitments for capital expenditures. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2014 amounted to $10,000 and were primarily attributable to our net loss of $343,414 offset by stock based compensation of $179,834, change in fair value of derivative liabilities of $21,720, and total changes in assets and liabilities of $131,860. These changes in assets and liabilities are primarily attributable to an increase in accounts payable and accrued expenses of $131,860.

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

Financing Activities

Net cash flows provided by financing activities were $10,000 and $0 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, we received proceeds from a related party for a loan of $10,000 that were used for working capital purposes.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an uncondensed consolidated entity that serves as credit, liquidity or market risk support to such entity.

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

With respect to the quarterly period ending March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2014 due to our limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 20, 2014	GREAT WEST RESOURCES, INC.

	By:	/s/ Patrick Avery
Patrick Avery
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)