Form 10-Q
period 2014-06-30
Great West Resources, Inc.
filed 2014-08-14
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2014, there were 1,510,950 shares of common stock, par value $0.0001, issued and outstanding.

GREAT WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
FORM 10-Q
June 30, 2014

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Great West,” “Silver Horn” “we,” “us,” “our” and similar terms refer to Great West Resources, Inc., a Nevada corporation, and subsidiaries.

-i-

Great West Resources, Inc.
(Formerly Silver Horn Mining, Ltd.)
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	Unaudited
ASSETS
Current Assets
Cash	$11,390	$-
Total Current Assets	$11,390	$-

Total Assets	$11,390	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$761,017	$466,493
Accounts payable - related party	175,000	175,000
Loan payable - related party	35,000	-
Derivative liability	24,647	11,942
Liabilities for discontinued operations	112,397	112,397
Total Current Liabilities	1,108,061	765,832

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized
Series A, $0.0001 par value; 20,000 shares authorized, 20,000 issued and outstanding	2	2
Series B, $0.0001 par value; 30,000 shares authorized, 6,666 issued and outstanding	1	1
Common stock, $0.0001 par value; 200,000,000 shares authorized,
1,510,950 shares issued and outstanding	151	151
Additional paid-in capital	48,382,892	48,203,058
Accumulated deficit	(49,479,717)	(48,969,044)
Total Stockholders' Deficit	(1,096,671)	(765,832)

Total Liabilities and Stockholders' Deficit	$11,390	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Great West Resources, Inc.
(Formerly Silver Horn Mining, Ltd.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended,		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net revenues	$-	$-	$-	$-

Operating Expenses
Payroll expense and stock based compensation	90,000	59,314	150,000	130,117
Management fees - related party	-	75,000	-	150,000
Exploration cost	-	-	-	5,000
Professional and consulting	78,740	12,489	310,771	33,085
General and administrative expneses	7,534	7,403	37,197	6,025
Total Operating Expenses	176,274	154,206	497,968	324,227

Loss from Operations	(176,274)	(154,206)	(497,968)	(324,227)

Other Income (Expense)

Interest expense	-	(14,087)	-	(43,190)
Change in fair value of derivative liability	9,015	(13,655)	(12,705)	1,492
Total Other Income (Expense), net	9,015	(27,742)	(12,705)	(41,698)

Net Loss	$(167,259)	$(181,948)	$(510,673)	$(365,925)

Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.11)	$(0.34)	$(0.22)

Weighted average number of shares outstanding during the period Basic and Diluted	1,510,950	1,686,890	1,510,950	1,686,890

See accompanying notes to unaudited condensed consolidated financial statements.

Great West Resources, Inc.
(Formerly Silver Horn Mining, Ltd.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net Loss	$(510,673)	$(365,925)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	-	27,022
Change in fair value of derivative liabilities	12,705	(1,492)
Stock based consulting expense	179,834	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	7,500
Increase in accounts payable and accrued expenses	294,524	332,875
Net Cash Used In Operating Activities	(23,610)	(20)

Cash Flows From Financing Activities:
Net proceeds from a loan - related party	35,000	-
Net Cash Provided by Financing Activities	35,000	-

Net decrease in Cash	11,390	(20)

Cash at Beginning of Period	-	20

Cash at End of Period	$11,390	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

The remaining liabilities for  discontinued operations are presented in the condensed consolidated balance sheets under the caption “Liabilities for discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$(112,397)	$(112,397)

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). During fiscal 2013, the consolidated financial statements of the Company include the Company and its inactive wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2014, as a result of the sale of the Company’s wholly owned subsidiaries in January 2014, the Company no longer has wholly-owned subsidiaries.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2014 and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the period ended June 30, 2014. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited condensed consolidated financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2014 to June 30, 2014:

Warrant liability
Balance at January 1, 2014	$11,942
Change in fair value included in earnings	12,705
Balance at June 30, 2014	$24,647

The Company did not identify any other assets or liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the six months ended June 30, 2014 and 2013, the Company incurred exploration cost of $0 and $5,000, respectively. As of June 30, 2014, the Company has yet to establish proven or probable reserves on any of its mineral properties.

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

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Earnings per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share for all periods presented does not include potentially dilutive common stock equivalents in the weighted average shares outstanding as they were anti-dilutive.  The computation of basic and diluted earnings (loss) per share for the six months ended June 30, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2014	June 30, 2013
Convertible Debt (Conversion price - $0.05/share)	-	5,000
Stock Options (Exercise price - $0.015/share)	60,000	-
Stock Warrants (Exercise price - $0.03 - $0.05/share)	245,000	245,000
Total	305,000	250,000

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended June 30, 2014.

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2014, the Company had an accumulated deficit of approximately $49.5 million, and a working capital deficiency of approximately $1.1 million. For the six months ended June 30, 2014, the Company incurred a net loss of approximately $511,000 and had cash flows used in operations in the amount of $23,610. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

NOTE 4 – LOAN PAYABLE - RELATED PARTY

Between March 2014 and May 2014, an affiliated company loaned a total of $35,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of June 30, 2014, loan payable amounted to $35,000. The affiliated company is owned by a majority stockholder of the Company.

NOTE 5 – STOCKHOLDERS’ DEFICIT

On March 28, 2014, upon consummation of the Merger and resulting Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the Merger and Reincorporation.

Preferred Stock

As of June 30, 2014, there were 20,000,000 shares of Preferred Stock authorized.

As of June 30, 2014, there were 20,000 shares of Series A Preferred Stock authorized and 20,000 shares issued and outstanding.

As of June 30, 2014, there were 30,000 shares of Series B Preferred Stock authorized and 6,666 shares issued and outstanding.

Common Stock

As of June 30, 2014, there were 200,000,000 shares of Common Stock authorized and 1,510,950 shares issued and outstanding.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

On January 21, 2014, the board approved non-employee director fees of $1,000 per month and issued to each of Mr. Uribe and Mr. Bhansali, the Company’s non-employee directors, a four year option to purchase up to 30,000 of the Company’s issued and outstanding common stock at a cashless exercise price of $0.0001 per share.  The options vest immediately.  The 60,000 options were valued on the grant date at approximately $3.00 per option or a total of $179,834 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the quoted trading price on the grant date), volatility of 260%, expected term of 4 years, and a risk free interest rate of 0.81%. During the six months ended June 30, 2014, the Company recorded stock based consulting expense related to options of $179,834.

Option activities for the six months ended June 30, 2014 are summarized as follows:

	Six months ended June 30, 2014
	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2014	-	$-
Granted	60,000	0.0001

Balance at June 30, 2014	60,000	$0.0001
Options exercisable at June 30, 2014	60,000	0.0001
Options exercisable at end of period	60,000	0.0001
Weighted average fair value of options granted during the period		3.00

Stock options outstanding at June 30, 2014 as disclosed in the above table have approximately $296,000 of intrinsic value at the end of the period.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Stock Warrants

The following table summarizes the Company’s stock warrants outstanding at June 30, 2014:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at June 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2014	Weighted Average Exercise Price
$3.75	240,000	0.56 Years	$3.75	240,000	$3.75
4.50	5,000	2.86 Years	4.50	5,000	4.50
$3.75	245,000	1.61 Years	$3.75	245,000	$3.75

There were no changes that occurred during the six months ended June 30, 2014.  There were 245,000 warrants outstanding as of June 30, 2014.

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

Under the terms of the Employment Agreement, Mr. Avery shall be eligible for an annual cash bonus in an amount equal to up to 120%, but not less than 80%, of his then-current base salary if the Company meets certain criteria, as established by the Board of Directors.  The Employment Agreement shall terminate upon Mr. Avery’s death, “Total Disability” (as defined in the Employment Agreement), upon the expiration of the initial term or any renewal term, at Mr. Avery’s option upon 60 days prior written notice, at Mr. Avery’s option, in the event of an act by the Company constituting “Good Reason” (as defined in the Employment Agreement) and at the Company’s option, in the event of an act by Mr. Avery constituting “Cause” (as defined in the Employment Agreement. As further consideration for his services, Mr. Avery was issued an option under the 2014 Plan to purchase up to 7.5% of the outstanding common stock of the Company calculated on a post-Transaction pro forma basis at a per share price of $0.0001, which shall vest as follows: (i) 10% immediately on January 21, 2014, (ii) 45% on January 21, 2015 and (iii) the remaining 45% on January 21, 2016.  “Transaction” is defined as (a) the consummation of a private placement of the Company’s securities in which the Corporation receives gross proceeds of at least $1,000,000 and (b) the acquisition of at least fifty lease holdings in the Holbrook Basin in Arizona.  Upon termination of Mr. Avery without cause, in addition to the accrued but unpaid compensation and vacation pay through the end of the term or any then applicable extension of the term and any other benefits accrued to him under any benefit plans outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such date, Mr. Avery shall be entitled to the following severance benefits: (i) a cash payment based on the current scale of Mr. Avery’s base salary: (x) two months of base salary if the termination occurs prior to the six month anniversary of the effective date; (ii) four months of base salary if the termination occurs after the six month anniversary of the effective date but prior to the twelve month anniversary of the effective date or (iii) six months of base salary if the termination occurs after the one year anniversary of the effective date, to be paid in a single lump sum payment not later than sixty (60) days following such termination, less withholding of all applicable taxes; (ii) continued provision for a period of twelve (12) months after the date of termination of the benefits under benefit plans extended from time to time by the Company to its senior executives; and (iii) payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which Mr. Avery was a participant as of the date of the termination of employment.  In addition, any options or restricted stock shall be immediately vested upon termination of employment. As of June 30, 2014, such Transaction has not consummated.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

On January 21, 2014, the Company entered into a consulting agreement with Mr. Kesner pursuant to which Mr. Kesner shall provide administrative and management services to the Company for compensation of $7,500 per month and reimbursement for the cost of group family health insurance.  Mr. Kesner is the President of Auracana.   As of June 30, 2014, accrued consulting fees amounted to $37,500 and were included in accounts payable and accrued expenses.

Between March 2014 and May 2014, an affiliated company loaned a total of $35,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of June 30, 2014, loan payable amounted to $35,000. The affiliated company is owned by a majority stockholder of the Company.

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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $24,647 and $11,942 at June 30, 2014 and December 31, 2013, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was ($12,705) and $1,492 for the six months ended June 30, 2014 and 2013, respectively.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	June 30, 2014	December 31, 2013
Expected volatility	337%	235% - 320%
Expected term	2.86 Years	0.48 - 3.61 Years
Risk-free interest rate	0.88%	0.09% - 1.39%
Expected dividend yield	0%	0%

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

We had net cash used in operations of $23,610 during the six months ended June 30, 2014. At June 30, 2014, we had a working capital deficiency of approximately $1.1 million. Additionally, at June 30, 2014, we had an accumulated deficit of approximately $49.5 million and stockholder’s deficit of $1.1 million. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Three and Six months ended June 30, 2014 compared to three and six months ended June 30, 2013

Net Revenues.  We have not generated revenues during the three and six months ended June 30, 2014 and 2013.

Operating Expenses.   Total operating expenses for the three months ended June 30, 2014 were 176,274, an increase of $22,068, or approximately 14%, from total operating expenses for the six months ended June 30, 2013 of $154,206.Total operating expenses for the six months ended June 30, 2014 were $497,968, an increase of $173,741, or approximately 54%, from total operating expenses for the six months ended June 30, 2013 of $324,227.This increase is primarily attributable to:

Payroll and stock based compensation expenses were $90,000 and $59,314 for the three months ended June 30, 2014 and 2013, respectively, an increase of $30,686 or 52%.Payroll and stock based compensation expenses were $150,000 and $130,117 for the six months ended June 30, 2014 and 2013, respectively, an increase of $19,883 or 15%.  The increase was primarily attributable to the hiring of our new Chief Executive Officer in January 2014.

Management fees were $0 and $75,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $75,000 or 100%.  Management fees were $0 and $150,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $150,000 or 100%.  The decrease was primarily attributable to the termination of the Services and Employee Leasing Agreement with MJI Resource Management Corp. in November 2013.

Exploration costs were $0 and $5,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $5,000 or 100%.  Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The decrease is primarily attributable to the decrease in exploration activities as a result of limited working capital.

Professional and consulting expenses were $78,740 and $12,489 for the three months ended June 30, 2014 and 2013, respectively, an increase of $66,251 or 530%. Professional and consulting expenses were $310,771 and $33,085 for the six months ended June 30, 2014 and 2013, respectively, an increase of $277,686 or 839%. Professional expenses were incurred for our audits and public filing requirements. The increase was primarily attributable to stock based consulting expense of approximately $180,000 in connection with the stock option granted to our directors in January 2014 and monthly consulting fees to our directors and increase legal fees and accounting fees.

General and administrative expenses, which consist of office expenses, public company expenses and general operating expenses totaled $7,534 for the three months ended June 30, 2014, as compared to $7,403 for the three months ended June 30, 2013, an increase of $131 or 1.8%. General and administrative expenses, which consist of office expenses, public company expenses and general operating expenses totaled $37,197 for the six months ended June 30, 2014, as compared to $6,025 for the six months ended June 30, 2013, an increase of $31,172 or 517%. The increase in general and administrative expenses is primarily attributable to the increase in filing related expenses in connection with our Reincorporation in the State of Nevada.

Total Other Income (Expense). Our total other expenses during the six months ended June 30, 2014 and 2013 primarily associated with derivative liabilities and interest expense.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase (decrease) of $12,705 and ($1,492) during the six months ended June 30, 2014 and 2013, respectively. The increase/decrease in fair value of the derivative liabilities had been recognized as other expense/income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture and warrants in May 2012.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. Interest expense was $0 and $14,087 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $14,087 or 100%. Interest expense was $0 and $43,190 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $43,190 or 100%. The decrease was primarily due to the payment and conversion of all convertible notes in fiscal 2013.

Loss from Operations

We recorded loss from operations of $176,274 and $154,206 for the three months ended June 30, 2014 and 2013, respectively, and loss from operations of $497,968 and $324,227 for the six months ended June 30, 2014 and 2013, respectively.

Net Loss

We recorded net loss of $167,259 and $181,948 for the three months ended June 30, 2014 and 2013, respectively, and net loss of $510,673 and $365,925 for the six months ended June 30, 2014 and 2013, respectively. As a result of the factors described above, our net loss per share (basic and diluted) for the three months ended June 30, 2014 and 2013 were $0.11 and $0.11 per share, respectively. As a result of the factors described above, our net loss per share (basic and diluted) for the six months ended June 30, 2014 and 2013 were $0.34 and $0.22 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2014, we had a cash balance of $11,390. Our working capital deficit is approximately $1.1 million at June 30, 2014. We do not anticipate we will be profitable in the rest of fiscal 2014.We currently have no material commitments for capital expenditures. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2014 amounted to $23,610 and were primarily attributable to our net loss of $510,673 offset by stock based compensation of $179,834, change in fair value of derivative liabilities of $12,705, and total changes in assets and liabilities of $294,524. These changes in assets and liabilities are primarily attributable to an increase in accounts payable and accrued expenses of $294,524.

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

Financing Activities

Net cash flows provided by financing activities were $35,000 and $0 for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, we received proceeds from a related party for a loan of $35,000 that were used for working capital purposes.

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

With respect to the quarterly period ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2014 due to our limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 14, 2014	GREAT WEST RESOURCES, INC.

	By:	/s/ Patrick Avery
Patrick Avery
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)