Form 10-Q
period 2014-09-30
Great West Resources, Inc.
filed 2014-11-12
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-25097

GREAT WEST RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1990 N. California Blvd., 8th Floor, Walnut Creek, CA 94596
 (Address of principal executive offices) (Zip Code)

(925) 287-6432
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]   No [   ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2014, there were 11,510,950 shares of common stock, par value $0.0001, issued and outstanding.

GREAT WEST RESOURCES, INC.

FORM 10-Q
September 30, 2014

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Great West,” “Silver Horn” “we,” “us,” “our” and similar terms refer to Great West Resources, Inc., a Nevada corporation, and subsidiaries.

-i-

Great West Resources, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	Unaudited
ASSETS
Current Assets
Cash	$400,100	$-
Total Current Assets	400,100	-

Total Assets	$400,100	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$571,772	$466,493
Accounts payable - related party	175,000	175,000
Loan payable - related party	35,000	-
Derivative liability	4,880	11,942
Liabilities for discontinued operations	-	112,397
Total Current Liabilities	786,652	765,832

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized
Series A, $0.0001 par value; 20,000 shares authorized, 20,000 issued and outstanding	2	2
Series B, $0.0001 par value; 30,000 shares authorized, 6,666 issued and outstanding	1	1
Common stock, $0.0001 par value; 200,000,000 shares authorized,
9,510,950 and 1,510,975 shares issued and outstanding, respectively	951	151
Additional paid-in capital	48,782,092	48,203,058
Accumulated deficit	(49,169,598)	(48,969,044)
Total Stockholders' Deficit	(386,552)	(765,832)

Total Liabilities and Stockholders' Deficit	$400,100	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Great West Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended,		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net revenues	$-	$-	$-	$-

Operating Expenses
Payroll expense	45,000	59,966	195,000	190,083
Management fees - related party	-	75,000	-	225,000
Exploration cost	-	-	-	5,000
Professional and consulting	33,000	14,798	343,771	47,883
General and administrative expneses	4,993	13,648	42,190	19,673
Total Operating Expenses	82,993	163,412	580,961	487,639

Loss from Operations	(82,993)	(163,412)	(580,961)	(487,639)

Other Income (Expense)

Interest expense	-	(2,106)	-	(45,296)
Other income	178,345	-	178,345	-
Gain from forgiveness of debt	195,000	-	195,000	-
Change in fair value of derivative liability	19,767	21,315	7,062	22,807
Total Other Income (Expense), net	393,112	19,209	380,407	(22,489)

Net Income (loss)	$310,119	$(144,203)	$(200,554)	$(510,128)

Net Income (loss) Per Share - Basic and Diluted	$0.19	$(0.09)	$(0.13)	$(0.30)

Weighted average number of shares outstanding
during the period Basic and Diluted	1,597,907	1,686,890	1,540,254	1,686,890

See accompanying notes to unaudited condensed consolidated financial statements.

Great West Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Cash Flows From Operating Activities:
Net Loss	$(200,554)	$(510,128)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	-	27,022
Change in fair value of derivative liabilities	(7,062)	(22,807)
Stock based consulting expense	179,834	-
Gain from forgiveness of debt	(195,000)	-
Non-cash other income	(178,345)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	7,500
Increase in accounts payable and accrued expenses	366,227	498,393
Net Cash Used In Operating Activities	(34,900)	(20)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	400,000	-
Net proceeds from a loan - related party	35,000	-
Net Cash Provided by Financing Activities	435,000	-

Net increase (decrease) in Cash	400,100	(20)

Cash at Beginning of Period	-	20

Cash at End of Period	$400,100	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

A wholly-owned subsidiary, Great West Resources, Inc., a Nevada corporation, was formed on January 24, 2014.

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
SEPTEMBER 30, 2014
(UNAUDITED)

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

The remaining liabilities for  discontinued operations are presented in the condensed consolidated balance sheets under the caption “Liabilities for discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$-	$(112,397)
Liabilities of discontinued operations	$-	$(112,397)

In September 2014, the Company recorded $112,397 against other income which is attributable to the reduction of liabilities from discontinued operations dating back from fiscal year 2009 which were over four years old for which the Company has determined the statute of limitations has expired. Additionally, the Company also recorded a reduction of $65,948 of accounts payable over four years old for which the Company has determined the statute of limitations has expired. Consequently, during the nine months ended September 30, 2014, the Company recognized total other income of $178,345.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). During fiscal 2013, the consolidated financial statements of the Company include the Company and its inactive wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2014, as a result of the sale of the Company’s wholly owned subsidiaries in January 2014, the Company no longer has wholly-owned subsidiaries.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2014, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2014 and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of its operations and its cash flows for the periods ended September 30, 2014. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited condensed consolidated financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2014 to September 30, 2014:

Warrant liability
Balance at January 1, 2014	$11,942
Change in fair value included in earnings	(7,062)
Balance at September 30, 2014	$4,880

The Company did not identify any other assets or liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and loans payable – related party approximate their estimated fair market value based on the short-term maturity of the instruments.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended September 30, 2014 and 2013, the Company incurred exploration cost of $0 and $5,000, respectively.

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

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

Earnings per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share for all periods presented does not include potentially dilutive common stock equivalents in the weighted average shares outstanding as they were anti-dilutive.  The computation of basic and diluted earnings (loss) per share for the nine months ended September 30, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2014	September 30, 2013
Convertible Debt (Conversion price - $0.05/share)	-	5,000
Stock Options (Exercise price - $0.015/share)	60,000	-
Stock Warrants (Exercise price - $0.03 - $0.05/share)	245,000	245,000
Total	305,000	250,000

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended September 30, 2014.

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2014, the Company had an accumulated deficit of approximately $49.2 million, and a working capital deficiency of approximately $387,000. For the nine months ended September 30, 2014, the Company incurred a net loss of approximately $201,000 and had cash flows used in operations in the amount of approximately $35,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

The condensed consolidated financial statements do not include any adjustments relating to classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – MINERAL CLAIMS

On October 27, 2014, the Company was informed that annual maintenance fee payments to the BLM for its mining claims on the 76 Property and the COD Property were not made in August 2013. As a result, the Company may have no rights to these claims.

THE 76 PROPERTY

The 76 Property is located in Yavapai County, Arizona, 50 miles northwest of Phoenix, Arizona. The property consisted of 36 federal unpatented lode mining claims on Bureau of Land Management (“BLM”) land totaling 720 acres that the Company acquired pursuant to a quitclaim deed that was purchased from Can-Am Gold Corp. for $10.00 on April 26, 2011. To maintain the mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees were $140 per claim per year, plus an annual fee of $10 per claim per year to Yavapai County.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

The 76 Property does not currently have any reserves. All activities undertaken at the 76 Property are exploratory in nature.

THE COD PROPERTY

The COD Property is located in Mohave County, Arizona, 7 miles southwest of Chloride, Arizona. The property consisted of 14 federal unpatented lode mining claims on BLM land totaling 280 acres. The Company filed the claims with the BLM on July 1, 2011. To maintain the mining claims in good standing, the Company must make annual maintenance fee payments to the BLM, in lieu of annual assessment work. These claim fees are $140 per claim per year, plus an annual fee of $10 per claim per year to Mohave County. The COD Property does not currently have any reserves. All activities undertaken at the COD Property were exploratory in nature. On September 18, 2011, the Company received a notice from a third party claiming that, of the Company’s 14 mining claims on the COD Property in Mohave County, Arizona, 9 are situated overlapping this third party’s 7 claims that allegedly predate the Company’s claims, and requesting that the Company cease and desist from sampling or removing any ores from these properties. The Company believes that the third party’s demands are without merit and the Company may pursue any and all available legal actions and remedies.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

Between March 2014 and May 2014, an affiliated company loaned a total of $35,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of September 30, 2014, the loan payable amounted to $35,000. The affiliated company is owned by a majority stockholder of the Company. The affiliated party sold the notes to another affiliated party who, on October 15, 2014, pursuant to an exchange agreement, exchanged the notes and relinquished any and all other rights it may have pursuant to the notes in exchange for 750,000 shares of newly designated Series D Convertible Preferred Stock (see Note 9).

NOTE 5 – STOCKHOLDERS’ DEFICIT

On March 28, 2014, upon consummation of the Merger and resulting Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the Merger and Reincorporation.

Preferred Stock

As of September 30, 2014, there were 20,000,000 shares of Preferred Stock authorized.

As of September 30, 2014, there were 20,000 shares of Series A Preferred Stock authorized and 20,000 shares issued and outstanding.

As of September 30, 2014, there were 30,000 shares of Series B Preferred Stock authorized and 6,666 shares issued and outstanding.

Common Stock

As of September 30, 2014, there were 200,000,000 shares of Common Stock authorized and 9,510,950 shares issued and outstanding.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

On September 29, 2014, the Company sold an aggregate of 200,000 units (“Units”) at a per Unit purchase price of $2.00, in a private placement to certain accredited investors (the “Investors”) for gross proceeds of $400,000. Each Unit consists of: forty (40) shares of the Company’s common stock or at the election of any purchaser who would, as a result of purchase of Units become a beneficial owner of five (5%) percent or greater of the outstanding Common Stock of the Company, four (4) shares of the Company’s newly designated Series C Preferred Stock, par value $0.0001 per share, with each share convertible into ten (10) shares of Common Stock. In September 2014, the Company issued 8 million shares of common stock from this private placement sale.

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

The 60,000 options were valued on the grant date at approximately $3.00 per option or a total of $179,834 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the quoted trading price on the grant date), volatility of 260%, expected term of 4 years, and a risk free interest rate of 0.81%. During the nine months ended September 30, 2014, the Company recorded stock based consulting expense related to options of $179,834.

Option activities for the nine months ended September 30, 2014 are summarized as follows:

	Nine months ended September 30, 2014
	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2014	-	$-
Granted	60,000	0.0001

Balance at September 30, 2014	60,000	$0.0001
Options exercisable at September 30, 2014	60,000	0.0001
Options exercisable at end of period	60,000	$0.0001
Weighted average fair value of options granted during the period		3.00

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

Stock options outstanding at September 30, 2014 as disclosed in the above table have approximately $60,000 of intrinsic value at the end of the period.

Stock Warrants

The following table summarizes the Company’s stock warrants outstanding at September 30, 2014:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at September 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2014	Weighted Average Exercise Price
$3.75	240,000	0.31 Years	$3.75	240,000	$3.75
4.50	5,000	2.61 Years	4.50	5,000	4.50
$3.75	245,000	1.36 Years	$3.75	245,000	$3.75

There were no changes that occurred during the nine months ended September 30, 2014.  There were 245,000 warrants outstanding as of September 30, 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 21, 2014, the Company entered into an employment agreement with Mr. Avery (the “Employment Agreement”) whereby he agreed to serve as the Chief Executive Officer and Chairman of the board of directors for a period of two years, subject to renewal, in consideration for a base salary of $30,000 per month.  The base salary would have increased to $40,000 per month if either of the following events occur: (i) the market value of the Company’s common stock reached or exceeded $50,000,000 for seven consecutive trading days or (ii) the Company completed a strategic acquisition in the Holbrook Basin whereby it acquires a land or mineral lease (or combination thereof) that increases the Company’s land holdings (section or acre basis) by at least 50%.

On August 18, 2014, the Company entered into a Mutual Release Agreement (the “Agreement”) whereby Patrick Avery resigned from all of his positions with the Company, including Chief Executive Officer, President, Chief Financial Officer, Treasurer, director and Chairman of the board of directors. Mr. Avery's resignation was not a result of any disagreement with the Company, its policies or management. Pursuant to the Agreement, Mr. Avery released and discharged the Company and its affiliates from any charges, liabilities and obligations. Consequently, during the nine months ended September 30, 2014, the Company recognized a gain from forgiveness of his accrued salaries of $195,000 and has been included in gain from forgiveness of debt in the accompanying consolidated statements of operations.

On January 21, 2014, the board approved non-employee director fees of $1,000 per month and issued to each of Mr. Uribe and Mr. Bhansali, the Company’s non-employee directors, a four year option to purchase up to 30,000 of the Company’s issued and outstanding common stock at a cashless exercise price of $0.0001 per share.  The options vested immediately (see Note 5).  As of September 30, 2014, accrued director fees amounted to $16,000 and were included in accounts payable and accrued expenses.

On October 15, 2014, each of Andrew Uribe and Mohit Bhansali resigned from the Board of Directors of the Company. The Company entered into separation agreements with each of Mr. Uribe and Mr. Bhansali pursuant to which, in exchange for a release of all claims against the Company, each received a one-time severance payment as follows: (i) Andrew Uribe received $2,500, and (ii) Mohit Bhansali received $2,500 (see Note 9).

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

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

On January 21, 2014, the Company entered into a consulting agreement with Mr. Glenn Kesner pursuant to which Mr. Kesner shall provide administrative and management services to the Company for compensation of $7,500 per month and reimbursement for the cost of group family health insurance.  Mr. Kesner is the President of Auracana. Mr. Kesner was also appointed as Secretary of the Company on January 21, 2014. As of September 30, 2014, accrued consulting fees amounted to $60,000 and were included in accounts payable and accrued expenses. On October 15, 2014, Mr. Kesner resigned as the Secretary of the Company. The Company entered into a separation agreement with Mr. Kesner pursuant to which, in exchange for a release of all claims against the Company, Mr. Kesner received a one-time severance payment of $5,000 (see Note 9).

Between March 2014 and May 2014, an affiliated company loaned a total of $35,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of September 30, 2014, loan payable amounted to $35,000. The affiliated company is owned by a majority stockholder of the Company (see Note 4).

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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $4,880 and $11,942 at September 30, 2014 and December 31, 2013, respectively. The gain (loss) resulting from the decrease in fair value of this convertible instrument was $7,062 and $22,807 for the nine months ended September 30, 2014 and 2013, respectively.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	September 30, 2014	December 31, 2013
Expected volatility	312%	235% - 320%
Expected term	2.61 Years	0.48 - 3.61 Years
Risk-free interest rate	1.07%	0.09% - 1.39%
Expected dividend yield	0%	0%

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

Private Placement

On October 15, 2014, the Company sold an aggregate of 50,000 units (2 million shares of common stock) for gross proceeds of $100,000.

Exchange Agreements

On October 15, 2014, the Company entered into an exchange agreement with a holder of promissory notes who is considered a related party in the aggregate principal face amount of $35,000 previously issued by the Company (see Note 4).  Pursuant to the exchange agreement, the note holder exchanged the notes and relinquished any and all other rights it may have pursuant to the notes in exchange for 750,000 shares of newly designated Series D Convertible Preferred Stock.

Also on October 15, 2014, the Company entered into a series of exchange agreement with certain former holders of convertible debentures who had previously converted the debentures but who were still owed unpaid interest on the debentures in the aggregate amount of $98,274.  Pursuant to the exchange agreements, the holders exchanged the right to receive unpaid interest and relinquished any and all other rights that they may have pursuant to the debentures in exchange for 4,250,000 shares of newly designated Series D Preferred.

Series C Convertible Preferred

On October 10, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series C Preferred, setting forth the rights, powers, and preferences of the Series C Convertible Preferred Stock (the “Series C Certificate of Designation”).

Pursuant to the Series C Certificate of Designation, the Company designated 3,000,000 shares of its blank check preferred stock as Series C Convertible Preferred. Each share of Series C Preferred has a stated value of $0.001 per share.  In the event of a liquidation, dissolution or winding up of the Company, each share of Series C Preferred will be entitled to a payment as set forth in the Series C Certificate of Designation. The Series C Preferred is convertible into ten (10) shares of the Company’s Common Stock. Each share of Series C Preferred entitles the holder to vote on all matters voted on by holders of Common Stock as a single class. With respect to any such vote, each share of Series C Preferred entitles the holder to cast ten (10) votes per share of Series C Preferred owned at the time of such vote.   The Company is prohibited from effecting the conversion of the Series C Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series C Preferred.

Series D Convertible Preferred

On October 15, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series D Preferred, setting forth the rights, powers, and preferences of the Series D Convertible Preferred Stock (the “Series D Certificate of Designation”).

Pursuant to the Series D Certificate of Designation, the Company designated 5,000,000 shares of its blank check preferred stock as Series D Convertible Preferred. Each share of Series D Preferred has a stated value of $0.001 per share.  In the event of a liquidation, dissolution or winding up of the Company, each share of Series D Preferred will be entitled to a payment as set forth in the Series D Certificate of Designation. The Series D Preferred is convertible into twenty (20) shares of the Company’s Common Stock. Each share of Series D Preferred entitles the holder to vote on all matters voted on by holders of Common Stock as a single class. With respect to any such vote, each share of Series D Preferred entitles the holder to cast twenty (20) votes per share of Series D Preferred owned at the time of such vote.   The Company is prohibited from effecting the conversion of the Series D Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series D Preferred.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

Appointment and Departure of Directors and Officers

On September 24, 2014, David Rector was appointed as a director of the Company. Subsequently on October 15, 2014, Mr. Rector was appointed as the Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

Also on October 15, 2014, each of Andrew Uribe and Mohit Bhansali resigned from the Board of Directors of the Company and Glenn Kesner resigned as the Secretary of the Company.  None of the resignations of Messrs. Uribe, Bhansali, or Kesner were as a result of any disagreements with the Company with respect to the Company’s operations, policies or practices. The Company entered into separation agreements (each a “Separation Agreement”) with each of Mr. Uribe, Mr. Bhansali and Mr. Kesner pursuant to which, in exchange for a release of all claims against the Company, each received a one-time severance payment as follows: (i) Andrew Uribe received $2,500, (ii) Mohit Bhansali received $2,500, and (iii) Glenn Kesner receive $5,000.

Mineral Claims

On October 27, 2014, the Company was informed that annual maintenance fee payments to the BLM for its mining claims on the 76 Property and the COD Property were not made in August 2013.  As a result, the Company may have no rights to these claims.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

                We focus our business efforts on the acquisition and exploration of properties that may contain mineral resources, principally silver. On October 27, 2014, we were informed that annual maintenance fee payments to the BLM for its mining claims on the 76 Property and the COD Property were not made in August 2013.  As a result, we may have no rights to these claims.

Recent Events

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

               On August 18, 2014, we entered into a Mutual Release Agreement (the “Agreement”) whereby Patrick Avery resigned from all of his positions with the Company, including Chief Executive Officer, President, Chief Financial Officer, Treasurer, director and Chairman of the board of directors. Mr. Avery's resignation was not a result of any disagreement with the Company, its policies or management. Pursuant to the Agreement, Mr. Avery released and discharged the Company and its affiliates from any charges, liabilities and obligations.

               On September 24, 2014, David Rector was appointed as a director of the Company. Subsequently on October 15, 2014, Mr. Rector was appointed as the Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

We had net cash used in operations of $34,900 during the nine months ended September 30, 2014. At September 30, 2014, we had a working capital deficiency of approximately $387,000. Additionally, at September 30, 2014, we had an accumulated deficit of approximately $49.2 million and stockholders’ deficit of $387,000. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Use of Estimates

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, and the fair value of derivative liabilities.

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

Results of Operations

Three and Nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

Net Revenues.  We have not generated revenues during the three and nine months ended September 30, 2014 and 2013.

Operating Expenses.   Total operating expenses for the three months ended September 30, 2014 were $82,993, a decrease of $80,419, or approximately 49%, from total operating expenses for the three months ended September 30, 2013 of $163,412.Total operating expenses for the nine months ended September 30, 2014 were $580,961, an increase of $93,322, or approximately 19%, from total operating expenses for the nine months ended September 30, 2013 of $487,639.This increase is primarily attributable to:

Payroll and stock based compensation expenses were $45,000 and $59,966 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $14,966 or 25%. The decrease during the three month period was primarily attributable to the termination of the Services and Employee Leasing Agreement with MJI Resource Management Corp. in November 2013 offset by the hiring of our former Chief Executive Officer in January 2014. Payroll and stock based compensation expenses were $195,000 and $190,083 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $4,917 or 3%.  The increase during the nine month period was primarily attributable to the hiring of our former Chief Executive Officer in January 2014.

Management fees were $0 and $75,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $75,000 or 100%.  Management fees were $0 and $225,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $225,000 or 100%.  The decrease was primarily attributable to the termination of the Services and Employee Leasing Agreement with MJI Resource Management Corp. in November 2013.

Exploration costs were $0 and $5,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $5,000 or 100%.  Exploration cost includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. The decrease is primarily attributable to the decrease in exploration activities as a result of limited working capital.

Professional and consulting expenses were $33,000 and $14,798 for the three months ended September 30, 2014 and 2013, respectively, an increase of $18,202 or 123%. Professional and consulting expenses were $343,771 and $47,883 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $295,888 or 618%. Professional expenses were incurred for our audits and public filing requirements. The increase was primarily attributable to stock based consulting expense of approximately $180,000 in connection with the stock option granted to our directors in January 2014, monthly consulting fees to our directors and increased legal fees and accounting fees.

General and administrative expenses, which consist of office expenses, public company expenses and general operating expenses totaled $4,993 for the three months ended September 30, 2014, as compared to $13,648 for the three months ended September 30, 2013, a decrease of $8,655 or 63%. General and administrative expenses, which consist of office expenses, public company expenses and general operating expenses totaled $42,190 for the nine months ended September 30, 2014, as compared to $19,673 for the nine months ended September 30, 2013, an increase of $22,517 or 114%. The increase in general and administrative expenses is primarily attributable to the increase in filing related expenses in connection with our Reincorporation in the State of Nevada.

Total Other Income (Expense). Total other income (expense) were $393,112 and $19,209 for the three months ended September 30, 2014 and 2013, respectively, an increase of $373,903 or 1,946%. Total other income (expense) were $380,407 and $(22,489) for the nine months ended September 30, 2014 and 2013, respectively, an increase of $402,896 or 1,792%. Our total other income increased during the three and nine months ended September 30, 2014 and 2013 primarily attributable to other income of $178,345 related to the reduction of accounts payable over four years for which the Company determined the statute of limitations has expired and $195,000 of gain from forgiveness of debt pursuant the Mutual Release Agreement entered into with our former Chief Executive Officer.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $19,767 and $21,315 during the three months ended September 30, 2014 and 2013, respectively and $7,062 and $22,807 during the nine months ended September 30, 2014 and 2013, respectively. The decrease in fair value of the derivative liabilities had been recognized as other income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture and warrants in May 2012.

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. Interest expense was $0 and $45,296 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $45,296 or 100%. Interest expense was $0 and $2,106 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $2,106 or 100%. The decrease was primarily due to the payment and conversion of all convertible notes in fiscal 2013.

Loss from Operations

We recorded loss from operations of $82,993 and $163,412 for the three months ended September 30, 2014 and 2013, respectively, and loss from operations of $580,961 and $487,639 for the nine months ended September 30, 2014 and 2013, respectively.

Net Income (Loss)

We recorded net income (loss) of $310,119 and $(144,203) for the three months ended September 30, 2014 and 2013, respectively, and net loss of $200,554 and $510,128 for the nine months ended September 30, 2014 and 2013, respectively. As a result of the factors described above, our net income (loss) per share (basic and diluted) for the three months ended September 30, 2014 and 2013 were $0.19 and $(0.09) per share, respectively. As a result of the factors described above, our net loss per share (basic and diluted) for the nine months ended September 30, 2014 and 2013 were $0.13 and $0.30 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2014, we had a cash balance of $400,100. Our working capital deficit is approximately $387,000 at September 30, 2014. Between September 2014 and October 2014, we received gross proceeds of $500,000 from the sale of shares of our common stock in a private transaction. We do not anticipate we will be profitable in the rest of fiscal 2014.We currently have no material commitments for capital expenditures. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2014 amounted to $34,900 and were primarily attributable to our net loss of $200,554 offset by stock based compensation of $179,834, increase in accounts payable of $366,227 and add back of change in fair value of derivative liabilities of $7,062, non-cash other income of $178,345 and gain from forgiveness of debt of $195,000.

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

Financing Activities

Net cash flows provided by financing activities were $435,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we received proceeds from a related party for a loan of $35,000 and sale of our common stock for $400,000 that we will be using for working capital purposes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

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

With respect to the quarterly period ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to our limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

The Company does not have active mining operations at this time.

Item 5.  Other Information

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

Dated: November 12, 2014	GREAT WEST RESOURCES, INC.

	By:	/s/ David Rector
David Rector
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)