Form 10-K
period 2014-12-31
Orbital Tracking Corp.
filed 2015-03-26
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25097

ORBITAL TRACKING CORP.
(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1990 N. California Blvd.8th Floor Walnut Creek, CA	94596
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(925) 287-6432

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 25, 2015
Common Stock, $0.0001 par value	11,048,172

ORBITAL TRACKING, CORP.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2014

-i-

PART I

Item 1. Business

Corporate History

  On January 22, 2015, the Company changed its name to “Orbital Tracking Corp.” from “Great West Resources, Inc.” pursuant to a merger with a newly-formed wholly owned subsidiary.

  On March 28, 2014, the Company merged with a newly-formed wholly-owned subsidiary of the Company solely for the purpose of changing its state of incorporation to Nevada from Delaware, effecting a 1:150 reverse split of its common stock, and changing its name to Great West Resources, Inc. in connection with the plans to enter into the business of potash mining and exploration.  During late 2014 the Company abandoned its efforts to enter the potash business.

The Company was originally incorporated in 1997 as a Florida corporation. On April 21, 2010, the Company merged with and into a newly-formed wholly-owned subsidiary for the purpose of changing its state of incorporation to Delaware, effecting a 2:1 forward split of its common stock, and changing its name to EClips Media Technologies, Inc.  On April 25, 2011, the Company changed its name to “Silver Horn Mining Ltd.” pursuant to a merger with a newly-formed wholly-owned subsidiary.

Global Telesat Communications Limited (“GTCL”) was formed under the laws of England and Wales in 2008.  On February 19, 2015, the Company entered into a share exchange agreement with GTCL and all of the holders of the outstanding equity of GTCL pursuant to which GTCL became a wholly owned subsidiary of the Company.

Our Current Business

The Company is a provider of satellite based hardware, airtime and related services both in the United States and internationally.  We sell equipment and airtime for use on all of the major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya and operate a short-term rental service for customers who desire to use our equipment for a limited time period.  Our acquisition of GTCL in February 2015 expanded our global satellite based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts.

Through GTCL, we believe we are one of the largest providers in Europe of retail satellite based hardware, airtime and services through various ecommerce storefronts, and one of the largest providers of personal satellite tracking devices.    Our customers include businesses, the U.S. and foreign governments, non-governmental organizations and private consumers.  By enabling wireless communications in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters, we seek to meet our customers' increasing desire for connectivity.  Our principal focus is on growing our existing satellite based hardware, airtime and related services business line and developing our own tracking devices for use by retail customers worldwide.

We plan to launch our e-commerce website under the “Orbital Satcom” name offering a range of portable satellite voice, data and tracking solutions, known as Mobile Satellite Services or MSS, in April 2015.  We expect that the website shall be completed at a cost of approximately $10,000 to $15,000.  The website will offer a range of more than 300 satellite communications related products which will be available for purchase by customers from all over the world.   We currently operate websites that offer the same products under the GTCL name for customers anywhere in the world. In the first half of 2015 we plan to develop additional country-specific websites or offer translation options on our existing websites to target customers in South America, Asia and Europe where we anticipate there will be substantial demand for our products.

MSS Products

Our MSS products include handheld satellite phones, personal and asset tracking devices, portable high speed broadband terminals and satellite Wi-Fi hotspots, all of which work virtually anywhere in the world.  These devices rely on satellite networks and thus are not reliant on cell towers or other local infrastructure.  As a result, satellite phones and these other MSS solutions are suitable for recreational travelers and adventurers, government and military users, and corporations and individuals in the event of an emergency such as a power outage, hurricane or other natural disaster during which regular cell phone, telephone and internet service may not be available.  We purchase these products directly from the manufacturers and sell them directly to end users.

Satellite Telecommunications Services

As a result of the purchase of the contracts from Global Telesat Corp. (“GTC”) in December 2014, we commenced providing mobile voice and data communications services globally via satellite over Globalstar’s satellite based simplex data network. We provide this service through our Orbital Satcom subsidiary.   Our rights under the purchased contracts allow us to have preferred pricing arrangements with Globalstar for each account used during the term of contracts. We then offer our customers a range of pay-as-you-go and monthly fee satellite communications airtime options.

The simplex service is a one-way burst data transmission from a commercial simplex device over the Globalstar network that can be used to track and monitor assets. We can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. At the heart of the simplex service is a demodulator and RF interface, called an applique, which is located at a gateway and an application server located in Globalstar’s facilities. The applique-equipped gateways provide coverage over vast areas of the globe. The server receives and collates messages from all simplex devices transmitting over the Globalstar network. Simplex devices consist of a telemetry unit, an application specific sensor, a battery and optional global positioning functionality. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security.

Aside from providing services over Globalstar’s simplex data network, we are, through GTCL and Orbital Satcom, an authorized reseller of Globalstar’s two-way voice and data transmissions service, called the duplex service, and simplex and duplex satellite telecommunications services offered by other leading networks such as Iridium, Inmarsat and Thuraya. We offer a range of pay-as-you-go and monthly fee satellite communications airtime options from these network providers. We typically pay the network providers a monthly access fee per subscriber, as well as usage fees for airtime minutes used by our subscribers.  This is a rapidly growing market and we believe we are well positioned to take advantage of this growth.  Our customers are in industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities as well as recreational users.   We are focused on growing and diversifying our customer base beyond US government customers and making maximum use of our preferred pricing arrangements with Globalstar to generate increased revenue.

Amazon.com Storefronts

We also intend to continue to make portable satellite voice, data and tracking solutions easier to find and buy online through our Amazon storefront at www.amazon.com/shops/orbitalsatcom, with many products offered by us being fulfilled by Amazon from their various warehouses in the US.  A wide range of satellite communications products are available for purchase on Amazon and we believe we will be able to offer competitive pricing on all products offered on the site.  We currently have more than 130 products available for purchase and will be increasing this number over the coming months. The products include handheld satellite phones, personal and asset tracking devices, portable high speed broadband terminals, and satellite Wi-Fi hotspots.  We expect to spend approximately $25,000 to $30,000 per month to acquire inventory to fulfill customer orders.  We also have Amazon storefronts targeted to customers in the United Kingdom, France, Germany, Spain and Italy.  In the coming weeks we expect to open stores specifically targeted to Amazon customers in Canada and Japan.  All orders will be fulfilled directly by Amazon through its global fulfillment centers.   We expect to spend a total of $5,000 to develop these Amazon stores and initially approximately $100,000 to acquire inventory to fulfill customer orders.

Mapping and Tracking Portal

Our advanced mapping and tracking portal, www.orbitaltrack.com, has already been developed and is available for use by registered customers. OrbitalTrack displays real-time worldwide asset location reports including position, speed, altitude and heading and also provides past location and movement history reports on a wide range of tracking devices. OrbitalTrack is available to all of our customers to monitor their assets and we intend to aggressively pursue new customers for this application.    Expected costs related to the portal are approximately $5,000.

Proprietary Satellite Tracking Products

We intend to develop our own satellite tracking products by the end of 2015. We have identified a specific product, known as a dual-mode asset tracker, and have entered into a binding agreement for the purchase of related intellectual property and the development, certification and subsequent marketing of dual-mode asset trackers to existing and potential customers.   The dual-mode asset tracker operates through traditional cellular networks in populated areas such as cities, and then automatically switches to satellite mode when used in remote areas where there is no cellular coverage, including oceans and deserts. Many of our target customers for this product use cellular-only trackers which will not work in remote areas whereas other target customers use satellite-only trackers which do not work very well in urban areas as they need clear line of sight to the sky. We anticipate that we will be able to develop and certify the new dual-mode tracker for approximately $50,000 to $75,000 and believe there is strong customer demand based on existing customer requests.

We also intend to develop additional personal and asset tracking products suitable for government and recreational users. Users of these devices will be able to see the location and movements of their devices through our OrbitalTrack portal.  Anticipated costs for completion are approximately $75,000 to $100,000.  These products will operate on the Iridium, Inmarsat, Globalstar and Thuraya satellite networks.

Industry and Market

We compete in the mobile satellite products and services sector of the global communications industry. The products and airtime that we sell are intended to meet users’ needs for connectivity in all locations where existing terrestrial wireline and wireless communications networks do not exist, do not provide sufficient coverage, or are impaired. Government organizations, including military and intelligence agencies and disaster response agencies, non-governmental organizations and industrial operations and support teams depend on mobile voice and data satellite communications products and services on a regular basis. Businesses with global operations require reliable communications services when operating in remote locations around the world. Mobile satellite services users span many sectors, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, and transportation, among others. Many of our customers view satellite communications products and services as critical to their daily operations.

There is an existing, and we believe significantly growing, multi-billion dollar global market for a small and cost effective solution for receiving and processing mobile voice and data communications from remote locations used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. Over the past two decades, the global mobile satellite services market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the devices, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. We believe our solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities, as well as recreational users. We do not tailor our products and services to different types of customers as in our experience military, non-profit, government and recreational users tend to purchase the same types of products and services.

Competition

The competitors for our satellite telecommunications services and products are other leading satellite networks such as Iridium, Inmarsat, Thuraya and Globalstar, and their various resellers such as Network Innovations, Applied Satellite Technology (AST) and Satcom Global. We expect the competition for our satellite telecommunications services and our satellite tracking and monitoring services to increase significantly as the market demand accelerates. We believe that we will be well positioned to compete for the satellite telecommunications services business largely on a cost basis. We believe that we will be able to charge our customers lower prices for satellite airtime than our competitors due to the preferential pricing we have with Globalstar due to the Globalstar agreements. We believe that we will be able to compete in the MSS market due to our competitive pricing, varied products and easy to use website and Amazon storefront.

Intellectual Property

Our success and ability to compete depends in part on our ability to maintain our trade secrets.  All of our employees and consultants are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.  In connection with the purchase of the contracts from GTC and related agreements, GTC and its parent World Surveillance Group, Inc. agreed to keep confidential certain information.  In February 2015 we purchased certain software, including source code and executable code, and electronic files required for the development of dual mode trackers.

Research and Development

We spent $0 in the fiscal years ending December 31, 2013 and December 31, 2014 on research and development.

Regulatory Matters

Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.  We intend our Orbital Sub to become qualified as a government contractor.

International sales of our products may also be subject to U.S. and foreign laws, regulations and policies like the United States Department of State restrictions on the transfer of technology, International Traffic in Arms Regulation (“ITAR”) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   This may limit our ability to sell our products abroad and the failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues as well as increasing our operating costs.  Our products may also be subject to regulation by the National Telecommunications and Information Administration and the Federal Communications Commission that regulate wireless communications.

Sources and Availability of Components

Certain materials and equipment for our products are custom made for those products and are dependent upon either a single or limited number of suppliers. Failure of a supplier could cause delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components are inferior or unacceptable.

Employees

We currently have 7 full time and 2 part time employees, not including David Phipps, our Chief Executive Officer and the President of Orbital Satcom, and David Rector, our Chief Financial Officer.  Mr. Phipps works for us full time.  Mr. Rector devotes approximately 10 to 15 hours per week to the Company’s business.

Item 1A. Risk Factors

Risks Related to Our Business

Product development is a long, expensive and uncertain process.

    The development of satellite ground stations and tracking devices is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We continue to make significant investments in research and development relating to our satellite ground stations and tracking devices and our other businesses.  Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products.  We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

We may successfully complete the technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of reasons, including among others the following:

●	failure to obtain the required regulatory approvals for their use;

●	prohibitive production costs;

●	competing products;

●	lack of innovation of the product;

●	ineffective distribution and marketing;

●	lack of sufficient cooperation from our partners; and

●	demonstrations of the products not aligning with or meeting customer needs.

Our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities.  Upon demonstration, our satellite ground stations and tracking devices may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  Significant revenue from new product investments may not be achieved for a number of years, if at all.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. We rely on a combination of trademark and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have confidentiality agreements in place with our consultants, Globalstar, customers and certain business suppliers and plan to require future employees to enter into confidentiality and non-compete agreements.  We are also in the process of trademarking “Orbital Satcom”. We have little protection when we must rely on trade secrets and nondisclosure agreements.   Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that we infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us.  It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties.  If we are required to obtain licenses to use any third party technology, we would have to pay royalties, which may significantly reduce any profit on our products.  In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities.  If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

●	Designing and developing products using advanced and unproven technologies in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and

●	Designing and developing products to collect, distribute and analyze various types of information.

     Failure of certain of our products could result in loss of life or property damage. Certain products may raise questions with respect to issues of privacy rights, civil liberties, intellectual property, trespass, conversion and similar concepts, which may raise new legal issues. Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances but not in others. We are not able to maintain insurance to protect against all operational risks and uncertainties. Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

We are heavily reliant on David Phipps, our Chairman and Chief Executive Officer, and the departure or loss of David Phipps could disrupt our business.

The Company depends heavily on the continued efforts of David Phipps, Chairman, Chief Executive Officer and a director.  Mr. Phipps is the founder of GTCL and is essential to the Company’s strategic vision and day-to-day operations and would be difficult to replace. While we have entered into a two year employment contract with Mr. Phipps, we cannot be certain that he will desire to continue with us for the duration of the employment term. The departure or loss of Mr. Phipps, or the inability to hire and retain a qualified replacement, could negatively impact the Company’s ability to manage its business.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.   We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We believe there exist control deficiencies in our internal control over financial reporting as of December 31, 2014, including those related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.  Those deficiencies, and others, were exacerbated by our entrance into the mobile satellite communications business in December 2014 and consummation of the Share Exchange in February 2015.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related to Our Organization and Our Common Stock

Our management will be able to exert significant influence over us to the detriment of minority stockholders.

     Our executive officers and directors beneficially own approximately 24% of our outstanding common stock as of March 25, 2015. These stockholders, if they act together, will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are authorized to issue an aggregate of 200,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock and plan to amend our articles of incorporation to increase our authorized capital to 700,000,000 shares of common stock and 50,000,000 shares of preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.  The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) below the price an investor paid for stock.  Further, the event that we issue common stock or securities convertible into common stock at a price that is lower than $0.05 per share of common stock, subject to certain exceptions, holders of an aggregate of 25,624,425 shares of our common stock and common stock underlying certain preferred shares will be entitled to receive additional securities.  We will be required to issue to these holders additional securities such that they will hold that number of shares of common stock or securities convertible into common stock as if they had originally purchased their securities at the lower price.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. We estimate the Company will incur approximately $200,000 to $300,000 annually in connection with being a public company.

Among other things, we are required to:

●
maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2015 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

You could lose all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose your entire investment.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 20,000,000 shares of preferred stock with powers, rights and preferences designated by it.  See “Preferred Stock” in the section of this Current Report titled “Description of Securities.” Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company.  The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

There currently is no active public market for our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our common stock and one may never develop. Our common stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments; and
●	economic and other external factors.

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

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any statutory holding period under Rule 144, or issued upon the conversion of preferred stock or exercise of warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

 Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

The Company expects to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  The Company may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company. The Company does not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.   In addition, investors in the Company may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors.  Investor awareness activities may also be suspended or discontinued which may impact the trading market our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We, and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTCQB Marketplace or the OTCPink Marketplace (Pink OTC) or pink sheets.  Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, which will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  Since a small percentage of the outstanding common stock of the Company will initially be available for trading, held by a small number of individuals or entities, the supply of our common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited factors such as thinly-traded markets, small numbers of holders, and awareness campaigns as hallmarks  of claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property.

We rent our office space at 1990 N. California Blvd., 8th Floor, Walnut Creek, California 94596 for $218 per month, our facilities in Poole, England, for $2,500 per month and our office space at 18851 N.E. 29th Ave, Suite 700, Aventura, Florida 33180 for $250 per month.   We anticipate expanding our UK office shortly which may incur additional rental charges.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business, financial condition and operating results.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently eligible for quotation and trades on the OTC Markets under the symbol “TRKK.” The quotation of our common stock under this symbol began on February 20, 2015. Prior to such date our common stock was eligible for quotation and trades under the symbol “GWST” since May 16, 2014. Prior to such date our common stock was eligible for quotation and trades under the symbol “SILV” since May 2011.  There has been very limited trading in our common stock to date.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets, as adjusted for our 150:1 reverse split approved by FINRA April 21, 2014 (the “Reverse Split”). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value.  The last reported sales price of our common stock on the OTC Markets on March 25, 2015 was $2.37 per share.

Period	High	Low

1st quarter 2015	$2.37	$0.90

1st quarter 2014	$9.00	$3.00
2nd quarter 2014	$9.95	$4.95
3rd quarter 2014	$4.95	$0.91
4th quarter 2014	$1.35	$0.51

1st quarter 2013	$10.50	$3.00
2nd quarter 2013	$9.00	$3.00
3rd quarter 2013	$6.00	$3.00
4th quarter 2013	$4.50	$1.50

As of March 25, 2015, we have issued and outstanding options to purchase 2,150,000 shares of common stock and warrants to purchase 450,000 shares of common stock. We have agreements to register up to 3,487,443 shares for resale under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2014 Equity Incentive Plan as of December 31, 2014. 34,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	60,000	$0.015	33,040,000
Equity compensation plans not approved by security holders	-	$-	-
Total	60,000	$0.015	33,040,000

Holders

As of March 25, 2015, we had 11,048,172 shares of our common stock issued and outstanding held by approximately 415 stockholders of record.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

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

This discussion should be read in conjunction with the other sections of this Report, including “Risk Factors,” “Description of Business” and the Financial Statements attached hereto pursuant and the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this annual report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

On January 22, 2015, the Company changed its name to “Orbital Tracking Corp.” from “Great West Resources, Inc.” pursuant to a merger with a newly-formed wholly owned subsidiary.

  On March 28, 2014, the Company merged with a newly-formed wholly-owned subsidiary of the Company solely for the purpose of changing its state of incorporation to Nevada from Delaware, effecting a 1:150 reverse split of its common stock, and changing its name to Great West Resources, Inc. in connection with the plans to enter into the business of potash mining and exploration.  During late 2014 the Company abandoned its efforts to enter the potash business.

The Company was originally incorporated in 1997 as a Florida corporation. On April 21, 2010, the Company merged with and into a newly-formed wholly-owned subsidiary for the purpose of changing its state of incorporation to Delaware, effecting a 2:1 forward split of its common stock, and changing its name to EClips Media Technologies, Inc.  On April 25, 2011, the Company changed its name to “Silver Horn Mining Ltd.” pursuant to a merger with a newly-formed wholly-owned subsidiary.

We are a provider of satellite based hardware, airtime and related services both in the United States and internationally.  We sell equipment and airtime for use on all of the major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya and operate a short-term rental service for customers who desire to use our equipment for a limited time period.  Our acquisition of Global Telesat Communications Limited in February 2015 expanded our global satellite based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts.

Recent Events

           On September 30, 2014, the Company sold an aggregate of 200,000 units at a per unit purchase price of $2.00, in a private placement to certain accredited investors for gross proceeds of $400,000. Each unit consists of: forty (40) shares of the Company’s common stock or, at the election of any purchaser who would, as a result of purchase of units become a beneficial owner of five (5%) percent or greater of the outstanding common stock of the Company, four (4) shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.0001 per share, with each share convertible into ten (10) shares of Common Stock. On October 15, 2014, the Company sold an aggregate of 50,000 units for additional gross proceeds of $100,000.  The Company issued an aggregate of 10,000,000 shares of common stock in connection with the foregoing transactions.

On October 10, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series C Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series C Convertible Preferred Stock.  Pursuant to the Series C Certificate of Designation, as amended on February 19, 2015, the Company designated 4,000,000 shares of its blank check preferred stock as Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series C Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series C Convertible Preferred Stock’s preferential payment and over our common stock. The Series C Convertible Preferred Stock is convertible into ten (10) shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series C Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series C Convertible Preferred Stock entitles the holder to cast ten (10) votes per share of Series C Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

On October 15, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series D Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series D Convertible Preferred Stock.  Pursuant to the Series D Certificate of Designation, the Company designated 5,000,000 shares of its blank check preferred stock as Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series D Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series D Convertible Preferred Stock’s preferential payment and over our common stock. The Series D Convertible Preferred Stock is convertible into twenty (20) shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series D Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series D Convertible Preferred Stock.  Each share of Series D Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series D Convertible Preferred Stock entitles the holder to cast twenty (20) votes per share of Series D Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

On October 15, 2014, the Company entered into an exchange agreement with a holder of promissory notes in the aggregate principal face amount of $35,000 previously issued by the Company.  Pursuant to the exchange agreement, the holder exchanged the notes and relinquished any and all other rights it may have pursuant to the notes in exchange for 750,000 shares of newly designated Series D Convertible Preferred Stock.

On October 15, 2014, the Company entered into a series of exchange agreements with certain former holders of convertible debentures who had previously converted the debentures but who were still owed unpaid interest on the debentures in the aggregate amount of $98,274.  Pursuant to the exchange agreements, the holders exchanged the right to receive unpaid interest and relinquished any and all other rights they may have pursuant to the debentures in exchange for 4,250,000 shares of newly designated Series D Convertible Preferred Stock.

On October 15, 2014, two of the Company’s former directors and the Company’s former Secretary resigned from all of their positions with the Company and Mr. Rector, an existing board member, was appointed Chief Executive Officer, Chief Financial Officer and Secretary and became the sole director of the Company.   The two former directors each entered into separation agreements with the Company pursuant to which they agreed to release all claims against the Company and received a one-time severance payment of $2,500.  The Company entered into a separation agreement with its former Secretary pursuant to which, in exchange for a release of all claims against the Company, the former Secretary received a one-time severance payment of $5,000.

On December 10, 2014, the Company entered the satellite voice and data equipment sales and service business through the purchase of certain contracts from Global Telesat Corp. These contracts permit the Company to utilize the Globalstar, Inc. and Globalstar LLC (collectively, “Globalstar”) mobile satellite voice and data network.  The purchase price for the contracts of $250,000 was paid by the Company under an asset purchase agreement by and among the Company, its wholly-owned subsidiary Orbital Satcom Corp. (“Orbital Satcom”), GTC and World Surveillance Group, Inc., which owns 100% of GTC.  Also on December 10, 2014, the Company, Orbital Sub, GTC and World entered into a license agreement pursuant to which GTC granted to Orbital Sub a fully-paid and irrevocable non-exclusive license to use certain equipment owned by GTC or its affiliates consisting of “appliques” located in Globalstar’s facilities.  The Company issued GTC 2,222,222 shares of its common stock as consideration for the license.

In December 2014 and January 2015 the Company issued a consultant an aggregate of 400,000 shares of its common stock as compensation for services provided.  The Company and the consultant agreed to cancel these shares in February 2015.

On January 22, 2015, the Company changed its name to “Orbital Tracking Corp.” from “Great West Resources, Inc.” The Company effectuated the name change through a short-form merger pursuant to Chapter 92A of the Nevada Revised Statutes where a subsidiary formed solely for the purpose of the name change was merged with and into the Company, with the Company as the surviving corporation in the merger. The merger had the effect of amending the Company’s Articles of Incorporation to reflect its new legal name.

On January 23, 3015 the Company settled in full $156,000 owed to certain vendors.  On such date the Company paid the vendors $35,000 and issued them an aggregate of 1,650,000 shares of its common stock.  The Company further agreed that upon the close of its next financing, it would pay the vendors an additional $10,000 cash, issue 850,000 shares of common stock or common stock equivalents and convert an aggregate of $56,221 into securities on the same terms offered to investors in the financing.  On February 19, 2015, the Company issued an aggregate of 197,443 shares of Series C Convertible Preferred Stock to certain of these vendors in connection with its settlement agreements.

On February 11, 2015, the Company entered into exchange agreements with two holders of its common stock. Pursuant to the exchange agreements, the holders exchanged an aggregate of 10,000,000 shares of common stock for 1,000,000 shares of Series C Convertible Preferred Stock.

On February 19, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series E Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series E Convertible Preferred Stock.  Pursuant to the Series E Certificate of Designation, the Company designated 8,746,000 shares of its blank check preferred stock as Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series E Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series E Convertible Preferred Stock’s preferential payment and over our common stock. The Series E Convertible Preferred is convertible into ten (10) shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series E Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series E Convertible Preferred Stock.  Each share of Series E Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series E Convertible Preferred Stock entitles the holder to cast ten (10) votes per share of Series E Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

On February 19, 2015, the Company entered into a share exchange agreement with Global Telesat Communications Limited, a Private Limited Company formed under the laws of England and Wales (“GTCL”) and all of the holders of the outstanding equity of GTCL (the “GTCL Shareholders”). Upon closing of the transactions contemplated under the share exchange agreement, the GTCL Shareholders transferred all of the issued and outstanding equity of GTCL to the Company in exchange for (i) an aggregate of 2,540,000 shares of the common stock of the Company and 8,746,000 shares of the newly issued Series E Convertible Preferred Stock of the Company (the “Series E Preferred Stock”) with each share of Series E Preferred Stock convertible into ten shares of common stock, (ii) a cash payment of $375,000 and (iii) a one-year promissory note in the amount of $122,536.  Such exchange caused GTCL to become a wholly owned subsidiary of the Company.

Also on February 19, 2015, David Phipps, the founder, principal owner and sole director of GTCL and the former founder and president of GTC, was appointed President of Orbital Satcom.  Following the transaction, Mr. Phipps was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company.  The acquisition of GTCL expands the Company’s global satellite based business and enables the Company to operate as a vertically integrated satellite services business with experienced management operating from additional locations in Poole, England in the United Kingdom and Aventura, Florida.

On February 19, 2015, the Company issued to Mr. Rector, the current Chief Financial Officer and a director of the Company and former Chief Executive Officer of the Company, 850,000 shares of common stock and a seven year immediately vested option to purchase 2,150,000 shares of common stock at a purchase price of $0.05 per share as compensation for services provided to the Company.

 On February 19, 2015, the Company sold an aggregate of 550,000 units at a per unit purchase price of $2.00, in a private placement to certain accredited investors for gross proceeds of $1,100,000. Each unit consists of: forty (40) shares of the Company’s common stock or, at the election of any purchaser who would, as a result of purchase of units become a beneficial owner of five (5%) percent or greater of the outstanding common stock of the Company, four (4) shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share, with each share convertible into ten (10) shares of common stock. The Company sold 15,000 units consisting of an aggregate of 600,000 shares of common stock and 535,000 units consisting of an aggregate of 2,140,000 shares of Series C Convertible Preferred Stock.

On February 19, 2015, the Company issued an aggregate of 1,675,000 shares of common stock to certain current consultants, former consultants and employees.  These shares consist of (i) 250,000 shares of common stock issued to a consultant as compensation for services relating to the provision of satellite tracking hardware and related services, sales and lead generation, (ii) one million shares of common stock issued to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property, (iii) 250,000 shares of common stock, subject to a one year lock up, issued to the Company’s controller and (iv) 175,000 shares of common stock issued to MJI in full satisfaction of outstanding debts. MJI agreed to sell only up to 5,000 shares per day and the Company has a six month option to repurchase these shares at a purchase price of $0.75 per share.

We had net cash used in operations of approximately $210,000 during the year ended December 31, 2014. At December 31, 2013, we had a working capital deficiency of approximately $379,000. Additionally, at December 31, 2014, we had an accumulated deficit of approximately $49.5 million and stockholder’s equity of $1.9 million. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include accounting for derivative liabilities and stock based compensation.

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

Use of Estimates

                 In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, preferred deemed dividend and common stock issued for services.

Results of Operations

Net Revenues. During the year ended December 31, 2014, we generated approximately $8,400 of revenues from our satellite services. We have not generated revenues during the year ended December 31, 2013.

Cost of revenues. During the year ended December 31, 2014, cost of revenues amounted to approximately $200 related to our satellite service resulting to a gross profit of approximately $8,200 which represents 98% of our revenues. We expect our cost of revenues to continue to increase during fiscal 2015 and beyond as we expand our operations and begin generating consistent revenues under our new current business. However, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the year ended December 31, 2014 were $426,448, a decrease of $147,345, or approximately 26%, from total operating expenses for the year ended December 31, 2013 of $573,793. This decrease is primarily attributable to:

Payroll and stock based compensation expenses were $0 and $190,083 for the years ended December 31, 2014 and 2013, respectively, a decrease of $190,083 or 100%.  The decrease during the 2014 period was primarily attributable to the termination of the Services and Employee Leasing Agreement with MJI Resource Management Corp. in November 2013.

Management fees were $0 and $225,000 for the years ended December 31, 2014 and 2013, respectively, a decrease of $225,000 or 100%.  The decrease was primarily attributable to the termination of the Services and Employee Leasing Agreement with MJI Resource Management Corp. in November 2013.

        Professional and consulting expenses were $359,102 and $130,241 for the years ended December 31, 2014 and 2013, respectively, an increase of $228,861 or 176%. Professional expenses were incurred for our audits and public filing requirements. The increase was primarily attributable to stock based consulting expense of approximately $180,000 in connection with the stock option granted to our directors in January 2014, monthly consulting fees to our directors and increased legal fees and accounting fees.

        General and administrative expenses, which consist of office expenses, insurance, rent and general operating expenses totaled $67,346 for the year ended December 31, 2014, as compared to $28,469 for the year ended December 31, 2013, an increase of $38,877 or 137%. The increase in general and administrative expenses is primarily attributable to the increase in filing related expenses in connection with our Reincorporation in the State of Nevada.

We expect our expenses in each of these areas to continue to increase during fiscal 2015 and beyond as we expand our operations and begin generating consistent revenues under our new current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Income (Expense). Our total other income, net were $7,006 and $1,197,911 during the years ended December 31, 2014 and 2013 respectively, a decrease of $1,190,905 or 99%.

Change in Fair Value of Derivative Liabilities and Derivative Liabilities Expense:

We recorded derivative liability in connection with the issuance of convertible debentures and warrants. Change in fair value of derivative liabilities expense consisted of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of ASC 815-40 to our financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $7,006 and $32,614 during the years ended December 31, 2014 and 2013, respectively. The decrease in fair value of the derivative liabilities had been recognized as other income. The Company recorded derivative liabilities as a result of the issuance of the convertible debenture and warrants in May 2012.

Interest Expense, Net:
Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. Interest expense was $0 and $120,575for the years ended December 31, 2014 and 2013, respectively, a decrease of $120,575 or 100%. The decrease was primarily due to the payment and conversion of all convertible notes in fiscal 2013.

Gain from settlement of debt:
We recognized gain on settlement of debt of $0 and $1,285,872 during the years ended December 31, 2014 and 2013, respectively. On November 8, 2013, we entered into debt forgiveness agreement with Bond Media Group, Inc. and MJI Resource Management Corp., pursuant to which both companies forgave a total of $1,285,872 pursuant to outstanding invoices and all other debt incurred by us.

Net Income (Loss) available to common stockholders

We recorded net (loss) income of $(411,234) for the year ended December 31, 2014 as compared to $624,118 for the year ended December 31, 2013. We recorded net (loss) income available to common stockholders of $(544,508) for the year ended December 31, 2014 as compared to $624,118 for the year ended December 31, 2013.

As a result of the factors described above, our  net (loss) income per share (basic) for the years ended December 31, 2014 and 2013 were $(0.13) and $0.38 per share, respectively. Our net (loss) income per share (diluted) for the years ended December 31, 2014 and 2013 were $(0.13) and $0.36 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2014, we had a cash balance of $77,137. Our working capital deficit is approximately $379,000 at December 31, 2014. Between September 2014 and October 2014, we received gross proceeds of $500,000 from the sale of shares of our common stock in a private transaction. Additionally, in February 2015, we have received gross proceeds of $1,100,000 from the sale of shares of our common stock and Series C Convertible Preferred Stock in a private transaction.

Our current assets at December 31, 2014 increased by approximately 100% from December 31, 2013 and included accounts receivable and prepaid expenses. Prepaid expenses primarily represent prepaid license fees which are being amortized over the terms of the license agreement.

               Our current liabilities at December 31, 2014 decreased by 9% from December 31, 2013 and included our accounts payable and accrued expenses in the ordinary course of our business, as well as liabilities of discontinued operations, due to related party and derivative liability. In February 2015, we have settled in full approximately $353,000 of amounts included in accounts payable and accrued expenses in January 2015. The Company agreed to pay an aggregate of approximately $47,600 cash, issue 850,000 shares of common stock or securities convertible into 850,000 shares of common stock and convert an aggregate of $56,221 into securities on the same terms offered to investors in the Company’s next qualified financing as defined in the settlement agreements.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2014 amounted to $209,906 and were primarily attributable to our net loss of $411,234 offset by stock based compensation of $179,834, amortization expense of $12,545, increase in accounts payable of $34,365 and add back of change in fair value of derivative liabilities of $7,066, and increase in accounts receivable and prepaid expenses for a total of approximately $18,000.

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

Investing Activities

Net cash flows used in investing activities were $250,000 and $0 for the year ended December 31, 2014 and 2013, respectively. We acquired intangible assets which include customer contracts in December 2014.

Financing Activities

Net cash flows provided by financing activities were $537,043 and $0 for the year ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we received proceeds from a related party for a loan of $35,000 and sale of our common stock for $500,000 that we will be using for working capital purposes.

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

See pages F-1 through F-25

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 9, 2015, we notified D. Brooks and Associates CPA’s. (“Brooks”) that it was   dismissed as our independent registered public accounting firm. The decision to dismiss Brooks as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 30, 2014.  Except as noted in the paragraph immediately below, the reports of Brooks on the Company’s financial statements for the years ended December 31, 2013 and 2012 and for the period April 25, 2011 (date of inception of exploration stage) through December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Brooks on the Company’s financial statements as of and for the years ended December 31, 2013 and 2012 and for the period April 25, 2011 (date of inception of exploration stage)  though December 31, 2013 contained  explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has negative working  capital, negative cash flows from operations, and operating losses  that raises doubt about its ability to continue as a going concern .

During the years ended December 31, 2013  and 2012  and the period April 25, 2011 (date of inception of exploration stage ) through December 31, 2013 and through January 9, 2015, the Company has not had any disagreements with Brooks  on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Brook’s  satisfaction, would have caused them to make reference thereto in their reports on the Company’s  financial statements for such periods.

During the years ended December  31, 2013 and 2012 and the period April 25, 2011 (date of inception of exploration stage) through December 31, 2013  and  through January 9,  2015, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On January 9, 2015 (the “Engagement Date”), we engaged RBSM LLP (“RBSM ”) as our independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM  concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

                RBSM audited the statements of revenues and cost of sales for the twelve months ended September 30, 2014 and 2013 of certain contracts the Company acquired on December 10, 2014 from World Surveillance Group, Inc. and its wholly owned subsidiary Global Telesat Corp.  The Company did not consult with Brooks regarding these statements of revenues and cost of sales.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2014, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2014, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2014.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our officers, directors and significant employees as of the date of this prospectus:

Name and Address	Age	Date First Elected or Appointed	Position(s)

David Rector	68	September 24, 2014	Chief Financial Officer, Secretary, Treasurer and Director
David Phipps	49	February 19, 2015	Chief Executive Officer and Chairman

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  The Board of Directors shall not appoint any new members or vote to increase its size in the absence of the written consent of Mr. Phipps.  The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Phipps, 49, has served as the Managing Director of GTCL since 2008 and as the President of Global Telesat Corporation, a Virginia corporation (“GTC”) and a competitor of the Company, from 2003 through 2014.  He has served as the President of Orbital Satcom since February 19, 2015, as Chairman of the Board of Directors of the Company since February 24, 2015 and Chief Executive Officer since February 25, 2015.  Mr. Phipps was chosen as a director of the Company based on his knowledge of and relationships in the global satellite communications business.

David Rector, 68, was appointed to the Company’s Board of Directors on September 24, 2014 and as the Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on October 15, 2014.  He was appointed Chief Operating Officer on February 19, 2015.  Mr. Rector has served as a director of Fuse Science, Inc. since November 2014 and as the Chief Operating Officer and as a Director of MV Portfolios, Inc. from 2013 through January 2015.   Mr. Rector has been a director of Sevion Theraputics Inc. (formerly Senesco Technologies, Inc.), a publicly traded company, since February 2002 and was appointed interim Chief Executive Officer in January 2015.  Mr. Rector also serves as a director and member of the compensation and audit committee of DGSE Companies, Inc. (formerly the Dallas Gold and Silver Exchange Inc.), a publicly traded company. Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From November 2012 through January 28, 2014, Mr. Rector served as the CEO, President and a director of Vaporin, Inc. (formerly known as Valor Gold Corp.).  From February 2012 through December 31, 2012, Mr. Rector served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. From October 2007 through February 13, 2013, Mr. Rector served as President and CEO of Standard Drilling, Inc. From 2007 through 2009, Mr. Rector served as a director of RxElite, Inc., which filed for bankruptcy in May 2010. Mr. Rector was chosen as a director based on his knowledge of public company management, corporate governance and the mining industry in general.

Family Relationships

        There are no family relationships between any of our directors, executive officers or directors except as set forth herein.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K except as set forth herein.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  The Board of Directors shall not appoint any new members or vote to increase its size in the absence of the written consent of Mr. Phipps.

Director Independence

Mr. Phipps and Mr. Rector are not "independent" directors based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

Committees of the Board of Directors

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

Nominating Committee. We intend to establish a nominating committee of the Board of Directors once we have satisfied the other initial listing standards for listing our common stock on the Nasdaq Stock Market or another national exchange. The nominating committee will consider and make recommendations on matters related to the practices, policies and procedures of the Board and take a leadership role in shaping our corporate governance. As part of its duties, the nominating committee would assess the size, structure and composition of the Board and its committees, and coordinate the evaluation of Board performance. The nominating committee would also act as a screening and nominating committee for candidates considered for election to the Board.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Item 11. Executive Compensation.

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2014 by each person who served as our principal executive officer during fiscal 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Patrick Avery (2)	2014	-	-	-	-
(Former Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer)	2013	-	-	-	-

Andrew Uribe (3)	2014	-	$89,917	$2,500	$92,417
(Former Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer)	2013	-	-	-	-

Glenn Kesner (4)	2014	-	-	$5,000	$5,000
(Former Secretary)	2013	-	-	-	-

David Rector (5)	2014	-	-	$15,000	$15,000
(Chief Financial Officer and Secretary; Former Chief Executive Officer )	2013	-	-	-	-

(1)
Reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718.  All stock awards have been adjusted for our 1:150 reverse stock split effective March 28, 2014.

(2)
Mr. Avery was appointed as our Chief Executive Officer, President, Chief Financial Officer and Treasurer on January 21, 2014.  He resigned from all officer positions with the Company on August 18, 2014.

(3)
Mr. Uribe was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on November 8, 2013.  On January 21, 2014, Mr. Uribe was granted 30,000 four year options to purchase shares of common stock exercisable at $0.015 per share. He resigned from all officer positions with the Company on October 15, 2014.  Mr. Uribe’s options expired on January 15, 2015, three months following his resignation from all positions with the Company.

(4)	Mr. Kesner was appointed as our Secretary on January 21, 2014. He resigned on October 15, 2014.
(5)
Mr. Rector was appointed as our Chief Executive Officer, Chief Financial Officer and Secretary on October 15, 2014.  He resigned as Chief Executive Officer on February 25, 2015. During the year ended December 31, 2014, we paid consulting fees of $15,000 to an affiliated company. Mr. Rector is the President of the affiliated company.

Agreements

On January 21, 2014, we entered into an employment agreement with Patrick Avery whereby he agreed to serve as the Chief Executive Officer and Chairman of the Board of Directors for a period of two years in consideration for a base salary of $30,000 per month, subject to adjustment upon the occurrence of certain events, and an option under the Company’s 2014 Equity Incentive Plan to purchase up to 7.5% of the outstanding common stock of the Company calculated on a post-Transaction pro forma basis at a per share price of $0.0001, which shall vest as follows: (i) 10% immediately on January 21, 2014, (ii) 45% on January 21, 2015 and (iii) the remaining 45% on January 21, 2016.  “Transaction” is defined as (a) the consummation of a private placement of the Company’s securities in which the Corporation receives gross proceeds of at least $1,000,000 and (b) the acquisition of at least fifty lease holdings in the Holbrook Basin in Arizona.  Mr. Avery resigned from all positions with the Company on August 18, 2014, and, in exchange for release from his the non-competition clauses in his employment agreement, released the Company from all claims.

On January 21, 2014, Mr. Kesner, the holder of the majority of our voting stock at the time, was appointed as our secretary.  Also on such date we entered into a consulting agreement with Mr. Kesner pursuant to which he agreed to provide administrative and management services to the Company for compensation of $7,500 per month and reimbursement for the cost of group family health insurance.  On October 15, 2014, Mr. Kesner resigned as the Secretary of the Company.  The Company entered into a separation agreement with Mr. Kesner pursuant to which, in exchange for a release of all claims against the Company, he received a one-time severance payment of $5,000.

The Company has paid an affiliated company of which Mr. Rector is the President a monthly fee of $3,000 since August 2014.  On February 19, 2015 Mr. Rector was issued 850,000 shares of common stock and a seven year option to purchase shares of common stock.  The option is immediately exercisable into 2,150,000 shares of common stock at a purchase price of $0.05 per share.

Upon the closing of the share exchange with GTCL on February 19, 2015, Orbital Satcom entered into an employment agreement with Mr. Phipps (the “Phipps Employment Agreement”), whereby Mr. Phipps agreed to serve as the President of Orbital Satcom for a period of two years, subject to renewal, in consideration for an annual salary of $180,000. Additionally, under the terms of the Phipps Employment Agreement, Mr. Phipps shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors. Mr. Phipps remains the sole director of GTCL following the closing of the Share Exchange. The Company pays Mr. Phipps an additional monthly fee of $3,000 for his services as a director of the company.

Directors’ Compensation

                On January 21, 2014, the Board approved non-employee director fees of $1,000 per month and issued to each of Andrew Uribe and Mohit Bhansali, former directors of the Company, a four year option to purchase up to 30,000 shares of the Company’s issued and outstanding common stock at a cashless exercise price of $0.015 per share.  The Company has not paid Mr. Uribe and Mr. Bhansali the monthly fees.  On October 15, 2014, each of Mr. Uribe and Mr. Bhansali resigned from the Board of Directors of the Company.  The Company entered into separation agreements with each of Mr. Uribe and Mr. Bhansali pursuant to which, in exchange for a release of all claims against the Company, each received a one-time severance payment of $2,500.

Mr. Phipps and Mr. Rector receive no compensation from the Company except as described above.

 Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

34,000,000 shares of our common stock are reserved for issuance under the 2014 Equity Incentive Plan as awards to employees, directors, consultants, advisors and other service providers.  The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2014 Equity Incentive Plan as of December 31, 2014, as adjusted for the Reverse Split.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Patrick Avery (1)	0	0	0	-	-	-	-	-	-
Andrew Uribe (2)	30,000	0	0	$0.015	1/15/15	-	-	-	-
Glenn Kesner	0	0	0	-	-	-	-	-	-
David Rector	0	0	0	-	-	-	-	-	-

(1)
On January 21, 2014 Mr. Avery was issued an option under the Company’s 2014 Equity Incentive Plan to purchase up to 7.5% of the outstanding common stock of the Company calculated on a post-Transaction pro forma basis at a per share price of $0.0001, which shall vest as follows: (i) 10% immediately on January 21, 2014, (ii) 45% on January 21, 2015 and (iii) the remaining 45% on January 21, 2016.  “Transaction” is defined as (a) the consummation of a private placement of the Company’s securities in which the Corporation receives gross proceeds of at least $1,000,000 and (b) the acquisition of at least fifty lease holdings in the Holbrook Basin in Arizona.  Mr. Avery forfeited his options in connection with his resignation from all positions with the Company in August 2014.

(2)
On October 15, 2014 the Mr. Uribe was issued a four year option to purchase up to 30,000 shares of the Company’s issued and outstanding common stock at a cashless exercise price of $0.015 per share.  Mr. Uribe’s option expired on January 15, 2015, three months following his resignation from all positions with the Company.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables sets forth, as of March 25, 2015, the number of and percent of the Company’s common stock beneficially owned by: (1) all directors and nominees, naming them; (2) our executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 25, 2015 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 25, 2015 have been exercised and converted.

 Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common Stock		Preferred		Options		Warrants	Total	Percentage of Common Stock (%) (1)

Officers and Directors

David Phipps (Chairman and CEO) c/o Orbital Tracking Corp. 1990 N. California Blvd. 8th Floor Walnut Creek, California 94596	400,000		151,304	(2)	0		0	551,304	4.99%

David Rector c/o Orbital Tracking Corp. 1990 N. California Blvd. 8th Floor Walnut Creek, California 94596	850,000	(3)	0		2,150,000	(3)(4)	0	3,000,000	21.36%

All Directors and Executive Officers (two persons)	1,250,000	(3)	151,304	(2)	2,150,000	(3) (4)	0	3,551,304	24.32%

Persons owning more than 5% of voting securities

Global Telesat Corp. (5) State Rd 405 Building M6-306A Rm 1400 Kennedy Space Center Florida 32815	2,222,222		0		0		0	2,222,222	16. 75%

Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami Florida 33137	726,667	(6)	0	(7)	0		0		6.17%

(1) In determining the percent of common stock owned by a person or entity on March 25, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 25, 2015 (11,048,172), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described in the notes below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) Represents 151,304 shares of common stock underlying Series E Preferred Stock and does not include 66,768,696 shares of common stock underlying Series E Preferred Stock.  Each share of Series E Preferred Stock is convertible into 10 shares of common stock.  Pursuant to the terms of the Series E Preferred Stock, a holder cannot convert any of the Series E Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock (the “Series E 4.99% Blocker”) and the percentage set forth in the table above gives effect to the Series E 4.99% Blocker. Consequently, at this time, Mr. Phipps is not able to convert all of his Series E Preferred Stock due to the Series E 4.99% Blocker.

(3) Held by The David Stephen Group LLC, over which Mr. Rector holds voting and dispositive power.

(4) Represents options to purchase 2,150,000 shares of common stock at an exercise price of $0.05 per share.

(5) Dennis DeMolet is the President and Chief Executive Officer of Global Telesat Corp. and holds voting and dispositive power over the securities of the Company held by Global Telesat Corp.

(6) Includes 706,667 shares of common stock held by Frost Gamma Investments Trust and 20,000 shares of common stock held by Dr. Philip Frost.  Dr. Frost is the trustee of Frost Gamma Investments Trust and holds voting and dispositive power over the securities of the Company held by Frost Gamma Investments Trust.

(7)  Does not include 17,400,000 shares of common stock underlying Series C Preferred Stock held by Frost Gamma Investments Trust.  Each share of Series C Preferred Stock is convertible into 10 shares of common stock.  Pursuant to the terms of the Series C Preferred Stock, a holder cannot convert any of the Series C Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock (the “Series C 4.99% Blocker”) and the percentage set forth in the table above gives effect to the Series C 4.99% Blocker. Consequently, at this time, Frost Gamma Investments Trust is not able to convert all of its Series C Preferred Stock due to the Series C 4.99% Blocker.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

During the fiscal year ended December 31, 2012 we were party to a services and employee leasing agreement with MJI Resource Management Corp. (“MJI”) pursuant to which MJI made available to us six of its employees, including our former officer and director Daniel Bleak for the purpose of performing management, operations, legal, accounting and resource location services.  We directly paid the six employees $14,565 and we paid Mr. Bleak $12,775.

On May 9, 2012, we issued $37,500 of our 6% convertible debentures for an aggregate purchase price of $37,500 to Michael Brauser, a former holder of 5% or more of our securities.  In connection with the agreement, Mr. Brauser received a warrant to purchase 5,000 shares of our common stock. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $7.50, subject to adjustment in certain circumstances. The holder may exercise the warrant on a cashless basis if the fair market value (as defined in the warrant) of one share of common stock is greater than the initial exercise price.

On November 8, 2013 we amended all $137,500 outstanding notes issued to Mr. Brauser to change the conversion price from $7.50 to $4.50 and issued Mr. Brauser 30,556 shares upon conversion of the debt.

On November 8, 2013 we amended a $14,706 note issued to Sandor Capital Master Fund LP to change the conversion price from $7.50 to $4.50 and issued to Sandor Capital Master Fund LP 3,268 shares upon his conversion of the note.

On November 8, 2013 we amended the $23,529 note issued to Mr. Bleak to change the conversion price from $7.50 to $4.50 and issued Mr. Bleak 5,229 shares upon his conversion of the note.

On November 8, 2013, Mr. Bleak cancelled 230,000 shares (on a post reverse-split basis) owned by him in connection with his resignation from all positions with the Company.

On November 8, 2013 we entered into a debt forgiveness agreement with MJI, pursuant to which MJI forgave (i) $1,264,253 owed to it pursuant to outstanding invoices less $175,000 and (ii) all other debt incurred by the Company from January 1, 2011 through the November 8, 2013.  We agreed to pay MJI $175,000 upon the closing of a “Financing”, as such term is defined in the debt forgiveness agreement.  The $175,000 may be paid as (i) a cash payment, (ii) conversion into the applicable dollar amount of securities issued by the Company in the Financing upon the same terms provided to the other investors in the Financing or (iii) a combination of (i) and (ii). The Company is currently disputing the amount owed to MJI pursuant to the debt forgiveness agreement.

On January 21, 2014, we entered into a securities purchase agreement with Auracana LLC, an entity owned by Glenn Kesner, our Secretary and the holder of the majority of our voting stock at the time, pursuant to which we sold to Auracana our wholly owned subsidiaries H-Hybrid Technologies, Inc., a Florida corporation, and RZ Acquisition Corp., a New York corporation.   We sold the subsidiaries to Auracana for a purchase price of $1.00, in part, as compensation for Mr. Kesner’s prior services as an officer and director during the fiscal years ending December 31, 2010 and 2011.  The terms and purchase price were not based upon an arm’s length negotiation and were determined arbitrarily in order to dispose of such businesses in connection with the plans to enter into the potash business, which was subsequently abandoned by the Company.

 Between March 2014 and May 2014, Marlin Capital Investments, LLC, an entity affiliated with Barry Honig, a holder of 5% or greater of our securities at the time, loaned a total of $35,000 to the Company without interest.

On September 30, 2014, Sandor Capital Master Fund LP purchased 8 million shares of our common stock at a purchase price of $0.05 per share.

On October 15, 2014, we entered into an exchange agreement with Sandor Capital Master Fund LP, who had purchased the $35,000 note from Marlin Capital Investments, LLC.  Pursuant to the exchange agreement, Sandor Capital Master Fund LP exchanged the note and relinquished any and all other rights it may have pursuant to the note in exchange for 750,000 shares of our newly designated Series D Preferred Stock.

Also on October 15, 2014, the Company entered into a series of exchange agreements with Mr. Brauser, Mr. Honig and affiliates of Mr. Honig who had previously converted outstanding debentures but who were still owed unpaid interest on the debentures in the aggregate amount of $98,274.  Pursuant to the exchange agreements, the holders exchanged the right to receive unpaid interest and relinquished any and all other rights they may have pursuant to the debentures in exchange for 4,250,000 shares of newly designated Series D Preferred Stock.  Mr. Brauser exchanged $65,872 in outstanding interest for 2,125,000 shares of Series D Preferred Stock and Mr. Honig and affiliated parties exchanged $32,402 in outstanding interest for an aggregate of 2,125,000 shares of Series D Preferred Stock.

On December 10, 2014, the Company purchased certain contracts from Global Telesat Corp., a Virginia corporation (“GTC”) for $250,000 pursuant to an asset purchase agreement by and among the Company, its wholly owned subsidiary Orbital Satcom, GTC and World Surveillance Group, Inc. (“World”), GTC’s parent.  Also on December 10, 2014, the Company, Orbital Satcom, GTC and World entered into a license agreement pursuant to which GTC granted to Orbital Satcom a fully-paid and irrevocable non-exclusive license to use certain equipment owned by GTC or its affiliates consisting of “appliques” in connection with the purchased contracts. Mr. Phipps is the founder of GTC and its former President.

Orbital Satcom purchased an aggregate of approximately $114,000 of inventory from GTCL in January, February and March 2015.

On February 11, 2015, we entered into exchange agreements with each of Sandor Capital Master Fund LP and Point Capital, Inc., a holder of 5% or more of our securities at that time. Pursuant to the exchange agreements, Sandor Capital Master Fund LP exchanged 8 million shares of common stock for 800,000 shares of the Company’s Series C Preferred Stock and Point Capital, Inc. exchanged 2 million shares of common stock for 200,000 shares of Series C Preferred Stock.

On February 19, 2015, the Company entered into a share exchange agreement with GTCL and the GTCL Shareholders. Upon closing of the transactions contemplated under the share exchange agreement, the GTCL Shareholders transferred all of the issued and outstanding equity of GTCL to the Company in exchange for (i) an aggregate of 2,540,000 shares of the common stock of the Company and 8,746,000 shares of the newly issued Series E Preferred Stock of the Company with each share of Series E Preferred Stock convertible into ten shares of common stock, (ii) a cash payment of $375,000 and (iii) a one-year promissory note.  The note has an original principal amount of $122,536, which is equal to the total cost of certain inventory owned by GTCL immediately prior to the share exchange, and shall be repaid from the sale of the inventory following closing.  Mr. Phipps was a GTCL Shareholder and the sole director of GTCL.  He received in exchange for his shares of GTCL 400,000 shares of the Company’s common stock and 6,692,000 shares of Series E Preferred Stock, and was paid the full cash payment and the full amount of the note. The Company also paid Mr. Phipps an additional $25,000 at closing as compensation for transition services previously provided by him to the Company in anticipation of the share exchange.

Jenna Foster, a former GTCL Shareholder and the Secretary of GTCL, was appointed director of the Company at the closing of the share exchange.  She received 400,000 shares of common stock and 320,000 shares of Series E Preferred Stock in the share exchange.  Ms. Foster resigned as a director on February 24, 2015.

On February 19, 2015, the Company sold to Frost Gamma Investments Trust, a holder of 5% or more of its securities, an aggregate of 450,000 units of its securities, with 15,000 units consisting of 40 shares of common stock per unit and 435,000 units consisting of 4 shares of shares of its Series C Convertible Preferred Stock per unit at a purchase price of $2.00 per Unit for gross proceeds to the Company of $900,000.

On February 19, 2015, the Company issued175,000 shares of common stock to MJI in full satisfaction of all outstanding debts pursuant to a settlement agreement.  Up to 5,000 of the shares may be sold per day and the Company has a six month option to repurchase these shares at a purchase price of $0.75 per share.

Item 14. Principal Accounting Fees and Services

During the fiscal year ending December 31, 2013, D. Brooks and Associates CPA's, P.A. was the Company’s independent registered public accounting firm.  On December 30, 2014, the Board approved the dismissal of D. Brooks and Associates CPA's, P.A. as the Company’s independent registered public accounting firm.  On January 9, 2015, the Board engaged RBSM LLP as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2014.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2014 and 2013.

RBSM LLP	2014	2013
Audit Fees (1)	$20,000	$-
Audit Related Fees (2)	25,000	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$45,000	$-

D. Brooks and Associates CPA's, P.A.	2014	2013
Audit Fees (1)	$9,925	$11,888
Audit Related Fees (2)	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$9,925	$11,888

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)
Audit related fees consisted primarily of fees we paid RBSM in connection with its audit of the statements of revenues and cost of sales of certain contracts purchased by Orbital Satcom in December 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)
Financial Statements.  See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated March 28, 2014 (Incorporated by reference to Exhibit 2.1to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

2.2	Asset Purchase Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014) (1)

2.3	Articles of Merger (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2015)

2.4
Share Exchange Agreement by and among Orbital Tracking Corp., Global Telesat Communications Ltd. and the Shareholders of Global Telesat Communications Ltd. dated February 19, 2015  (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (2)

3.1	Bylaws (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.2
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015)

10.1	Form of Note Amendment (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013)

10.2
Cancellation and Recapitalization Agreement dated November 8, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013)

10.3	Debt Forgiveness Agreement dated November 8, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013)

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014)

10.5	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)+

10.6
Employment Agreement by and between the Company and Patrick Avery dated January 21, 2014 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)+

10.7
Consulting Agreement by and between the Company and Glenn Kesner dated January 21, 2014 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)+

10.8
Securities Purchase Agreement by and between the Company and Auracana LLC dated January 21, 2014 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)

10.9	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.10	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.11	Form of Exchange Agreement (Note) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.12	Form of Exchange Agreement (Unconverted Interest) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.13	Bhansali Separation Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)+

10.14	Uribe Separation Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)+

10.15	Kesner Separation Agreement (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)+

10.16	License Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.17	Consulting Agreement dated December 16, 2014 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.18
Price & Delivery Quote for the acceleration of Remote Telemetry capability and Simplex Data Services dated June 30, 2003 and Globalstar Response to GTC’s Letter of Acceptance dated August 07, 2003 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.19
Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)**

10.20
Assignment and Assumption Agreement by and among Globalstar LLC, Globalnet Corporation and Global Telesat Corp. dated July 28, 2005 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.21
Amendment to the Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005, dated August 16, 2006 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014) **

10.22
Contract No. GINC-C-11-0520 by and between Global Telesat Corp. and Globalstar, Inc., dated February 10, 2011 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)**

10.23	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.24	Form of Share Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.25
$122,536 Note issued February (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.26
Executive Employment Agreement by and between David Phipps and Orbital Satcom, dated February 19, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)+

10.27	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.28	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.29	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.30
Consulting Agreement by and between SpaceTao LLC and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.31
Purchase and Transfer Agreement by and between Concentric Engineering LLC and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.32
Mutual Release Agreement by and between MJI Resources Corp. and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.33	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

16.1	Letter from D. Brooks and Associates CPA’s, P.A. (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015)

21.1	List of Subsidiaries *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company  may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

* Filed herewith.
** A redacted version of this exhibit was previously filed. An un-redacted version of this Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of the Exhibit have been omitted and are marked by an asterisk.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2015	ORBITAL TRACKING, CORP.

	By:	/s/ David Phipps
David Phipps
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ David Rector
David Rector
Title: Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Phipps	Chief Executive Officer and Chairman (Principal Executive Officer)	March 26, 2015
David Phipps

/s/ David Rector	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 26, 2015
David Rector

ORBITAL TRACKING CORP. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Orbital Tracking Corp.

We have audited the accompanying consolidated balance sheet of Orbital Tracking Corp. (formerly known as Great West Resources, Inc.) (formerly known as Silver Horn Mining Ltd.) as of December 31, 2014 and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Tracking Corp. as of December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company reported a net loss and cash used in operations for the year ended December 31, 2014 of approximately $411,000 and $210,000, respectively, and as of December 31, 2014 had a working capital deficit and accumulated deficit of approximately $379,000 and $49.5 million, respectively, and had insignificant revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP
New York, New York
March 26, 2015

 D. Brooks and Associates CPA’s, P.A.
Certified Public Accountants • Valuation Analyst • Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Orbital Tracking Corp.

We have audited the accompanying consolidated balance sheet of Orbital Tracking Corp. formerly Silver Horn Mining Ltd. as of December 31, 2013 and the related statement of income, stockholders’ deficit, and cash flows for the year then ended. Orbital Tracking Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Tracking Corp. as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, Florida
March 23, 2014
D. Brooks and Associates CPA’s, P.A. 8918 Marlamoor Lane, West Palm Beach, FL 33412 – (954) 5922507

Orbital Tracking Corp. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2014	2013

ASSETS
Current Assets
Cash	$77,137	$-
Accounts receivable	8,410	-
Prepaid expenses - current portion	232,222	-
Total Current Assets	317,769	-

Other Assets
Prepaid expenses - long-term portion	1,987,455	-
Intangible assets	250,000	-
Total Other Assets	2,237,455	-

Total Assets	$2,555,224	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$402,583	$466,493
Accounts payable - related party	175,000	175,000
Due to related party	2,043	-
Derivative liability	4,936	11,942
Liabilities of discontinued operations	112,397	112,397
Total Current Liabilities	696,959	765,832

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, 20,000 shares issued and outstanding as of December 31, 2014 and 2013)	2	2
Series B ($0.0001 par value; 30,000 shares authorized, 6,666 shares issued and outstanding as of December 31, 2014 and 2013)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, none issued and outstanding as of December 31, 2014 and 2013)	-	-
Series D ($0.0001 par value; 5,000,000 shares authorized, 5,000,000 and none shares issued and outstanding as of December 31, 2014 and 2013, respectively)	500	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,733,172 and 1,510,950 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1,373	151
Additional paid-in capital	51,369,941	48,203,058
Accumulated deficit	(49,513,552)	(48,969,044)
Total Stockholders' Equity (Deficit)	1,858,265	(765,832)

Total Liabilities and Stockholders' Equity (Deficit)	$2,555,224	$-

See accompanying notes to consolidated financial statements.

Orbital Tracking Corp. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013

Net revenues - services	$8,410	$-
Cost of revenues - services	202	-

Gross profit	8,208	-

Operating Expenses
General and administrative expenses	426,650	573,793
Total Operating Expenses	426,650	573,793

Loss from Operations	(418,240)	(573,793)

Other Income (Expense)
Interest expense	-	(120,575)
Gain from settlement of debt	-	1,285,872
Change in fair value of derivative liability	7,006	32,614
Total Other Income (Expense), net	7,006	1,197,911

Loss before provision for income taxes	(411,234)	624,118

Provision for income taxes	-	-

Net (loss) income	(411,234)	624,118

Preferred deemed dividend	(133,274)	-

Net (loss) income available to common stockholders	$(544,508)	$624,118

Net (loss) income Per Share - Basic	$(0.13)	$0.38
Net (loss) income Per Share - Diluted	$(0.13)	$0.36

Weighted average common shares outstanding
Basic	4,093,598	1,661,276
Diluted	4,093,598	1,714,606

See accompanying notes to consolidated financial statements.

Orbital Tracking Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Two Years Ended December 31, 2014

	Preferred Stock - Series A $0.0001 Par Value		Preferred Stock - Series B $0.0001 Par Value		Preferred Stock - Series D $0.0001 Par Value		Common Stock		Additional Paid in Capital	Accum-ulated Deficit	Stock-holders' Equity (Deficit)

Balance, December 31, 2012	20,000	2	6,666	1		-	1,686,865	169	47,885,179	(49,593,162)	(1,707,812)

Issuance of common stock in connection with the conversion of convertible debentures	-	-	-	-		-	54,085	5	311,524	-	311,529

Reclassification of derivative liability upon extinguishment of convertible debentures	-	-	-	-		-	-	-	6,332	-	6,332

Cancellation of common stock	-	-	-	-		-	(230,000)	(23)	23	-	-

Net Income	-	-	-	-		-	-	-	-	624,118	624,118
Balance, December 31, 2013	20,000	2	6,666	1		-	1,510,950	151	48,203,058	(48,969,044)	(765,832)

Issuance of preferred stock in connection with the conversion of debt and accrued interest	-	-	-	-	5,000,000	500	-	-	132,775	-	133,275

Sale of common stock	-	-	-	-	-	-	10,000,000	1,000	499,000	-	500,000

Stock-based compensation in connection with options granted	-	-	-	-	-	-	-	-	179,834	-	179,834

Issuance of common stock in connection with a license agreement	-	-	-	-	-	-	2,222,222	222	2,222,000	-	2,222,222

Preferred stock deemed dividend in connection with issuance of preferred stock	-	-	-	-	-	-	-	-	133,274	(133,274)	-

Net loss	-	-	-	-	-	-	-	-	-	(411,234)	(411,234)
Balance, December 31, 2014	20,000	$2	6,666	$1	5,000,000	$500	13,733,172	$1,373	$51,369,941	$(49,513,552)	$1,858,265

See accompanying notes to consolidated financial statements.

Orbital Tracking Corp. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013

Cash Flows From Operating Activities:
Net (loss) income	$(411,234)	$624,118
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	-	33,272
Interest expense in connection with the conversion of debentures	-	68,147
Amortization of prepaid license fee	12,545	-
Change in fair value of derivative liabilities	(7,006)	(32,614)
Stock based consulting expense	179,834	-
Gain from settlement of debt	-	(1,285,872)
Changes in operating assets and liabilities:
Accounts receivable	(8,410)	-
Prepaid expenses - current portion	(10,000)	7,500
Accounts payable and accrued expenses	34,365	585,429
Net Cash Used In Operating Activities	(209,906)	(20)

Cash Flows From Investing Activities:
Purchase of intangible assets	(250,000)	-
Net Cash Used In Investing Activities	(250,000)	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	500,000	-
Proceeds from related party advances	2,043	-
Net proceeds from a loan - related party	35,000	-
Net Cash Provided by Financing Activities	537,043	-

Net increase (decrease) in Cash	77,137	(20)

Cash at Beginning of Year	-	20

Cash at End of Year	$77,137	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Operating expenses paid by a minority stockholder directly to the Company's vendors	$-	19,675
Issuance of common stock for convertible debentures - principal amount	$-	243,382
Reclassification of derivative liability to equity	$-	6,332
Issuance of common stock in connection with a license agreement	$2,222,222	-
Preferred stock deemed dividend	$133,274	-
Issuance of preferred stock for debt and accrued interest	$133,275	-

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Orbital Tracking Corp. (the “Company”) was formerly Great West Resources, Inc., a Nevada corporation. The Company is a provider of satellite based hardware, airtime and related services both in the United States and internationally.  The Company’s principal focus is on growing the Company’s existing satellite based hardware, airtime and related services business line and developing the Company’s own tracking devices for use by retail customers worldwide.

A wholly-owned subsidiary, Orbital Satcom Corp. (“Orbital Satcom”), a Nevada corporation was formed on November 14, 2014.

On March 28, 2014, the Company merged with and into a wholly-owned subsidiary of the Company (“Great West”) solely for the purpose of changing its state of incorporation to Nevada from Delaware (the “Reincorporation”), effecting a 1:150 reverse split of its common stock, and changing its name to Great West Resources, Inc. in connection with the plans to enter into the business of potash mining and exploration.  During late 2014 the Company abandoned its efforts to enter the potash mining and exploration business. All references in the audited consolidated financial statement and notes thereto have been retroactively restated to reflect the reverse stock split of 1:150.

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

The Company was originally incorporated in 1997 in Florida. On April 21, 2010, the Company merged with and into a wholly-owned subsidiary for the purpose of changing its state of incorporation to Delaware and changing its state of incorporation to Delaware, effecting a 2:1 forward split of its common stock, and changing its name to EClips Media Technologies, Inc.  On April 25, 2011, the Company changed its name to Silver Horn Mining Ltd. pursuant to a merger with a wholly-owned subsidiary.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The remaining liabilities for  discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014	December 31, 2013
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$(112,397)	$(112,397)

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, preferred deemed dividend and common stock issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2014 and 2013, there is no allowance for doubtful accounts.

Revenue Recognition

The Company recognizes revenue from satellite services when earned, as services are rendered or delivered to customers.  Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty. Historically, the Company has not incurred significant expenses for warranties.

The Company’s customers generally purchase a combination of our products and services as part of a multiple element arrangement. The Company’s assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment. This assessment has a significant impact on the amount and timing of revenue recognition.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

•
             The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•
             Collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In accordance with ASC 605-25, Revenue Recognition — Multiple-Element Arrangements, based on the terms and conditions of the product arrangements, the Company believes that its products and services can be accounted for separately as its products and services have value to the Company’s customers on a stand-alone basis. When a transaction involves more than one product or service, revenue is allocated to each deliverable based on its relative fair value; otherwise, revenue is recognized as products are delivered or as services are provided over the term of the customer contract.

Cost of Product Sales and Services

Cost of sales consists primarily of materials, labor and overhead costs incurred internally and amounts incurred to contract manufacturers to produce our products, personnel and other implementation costs incurred to install our products and train customer personnel, and customer service and third party original equipment manufacturer costs to provide continuing support to our customers.

Shipping and handling costs are included as a component of costs of product sales in the Company’s consolidated statements of operations because the Company includes in revenue the related costs that the Company bill its customers.

Prepaid expenses – current and long-term portion

Prepaid expenses – current and long-term portion amounted to $232,222 and $1,987,455 at December 31, 2014, respectively. Prepaid expenses include prepayments in cash for accounting fees and prepayments in equity instruments license fees which are being amortized over the terms of their respective agreements. The current portion consists primarily of costs paid for future services which will occur within a year and the long-term portion consist primarily of costs paid for future services after one year.

Intangible assets

Intangible assets include customer contracts purchased and recorded based on the cost to acquire them. These assets are amortized over 10 years. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Goodwill and other intangible assets

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;
2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2014 and 2013 respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2013 to December 31, 2014:

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2013	$14,996	$35,892	$50,888
Reclassification of derivative liability upon conversion of debt to equity	(6,332)	—	(6,332)
Change in fair value included in earnings	(8,664)	(23,950)	(32,614)
Balance at December 31, 2013	—	11,942	11,942
Change in fair value included in earnings	—	(7,006)	(7,006)
Balance at December 31, 2014	$—	$4,936	$4,936

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

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

Earnings per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. In periods where the Company has a net loss, all dilutive securities are excluded.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following are dilutive common stock equivalents during the year ended:

	December 31, 2014	December 31, 2013
Convertible preferred stock	100,053,330	53,330
Stock Options	60,000	-
Stock Warrants	245,000	245,000
Total	100,358,330	298,330

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements once adopted.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2014, the Company had an accumulated deficit of approximately $49.5 million, a working capital deficiency of approximately $379,000 and net loss of approximately $411,000 during the year ended December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments relating to classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PREPAID LICENSE FEES

On December 10, 2014, the Company, Orbital Satcom, Global Telesat Corp. (“GTC”) and World Surveillance Group, Inc. (“World”), which owns 100% of GTC, entered into a license agreement (the “License Agreement”) pursuant to which GTC granted to Orbital Satcom a fully-paid and irrevocable non-exclusive license to use certain equipment owned by GTC or its affiliates consisting of “appliques” in connection with the Globalstar Contracts (the “Globalstar Appliques”).  Appliques are demodulator and RF interfaces located at various ground stations (or “gateways”).

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The License Agreement is a fully-paid and irrevocable non-exclusive license to Orbital Satcom to use the Globalstar Appliques and includes the full right to utilize the Globalstar Appliques used by GTC prior to and following the date of grant.   The GTC License has a term of 10 years.    In consideration of the License Agreement, the Company issued GTC 2,222,222 shares of the Company’s common stock. In connection with the License Agreement, World, GTC, the Company and Orbital Satcom agreed that GTC shall receive a discount of 25% on the Company’s standard pricing on messaging air-time in connection with GTC’s business.  The Company valued these common shares at the fair value of approximately $1.00 per common share or $2,222,222 based on the quoted trading price on the execution date of the license agreement.

Mr. David Phipps, the Company’s current CEO, is the founder of GTC and its former President.  Prior to December 10, 2014, Mr. Phipps had no affiliation with the Company.

Amortization of prepaid license fees is included in general and administrative expenses as reflected in the accompanying consolidated statements of operations. Amortization expense for the year ended December 31, 2014 was $12,545. Prepaid license fees – current and long-term portion amounted to $222,222 and $1,987,455 at December 31, 2014, respectively, and are included in prepaid expenses. Future amortization of prepaid license fees is as follows:

2015	$222,222
2016	222,222
2017	222,222
2018	222,222
2019 and thereafter	1,320,789
Total	$2,209,677

NOTE 4 – INTANGIBLE ASSETS

On December 10, 2014, the Company entered the satellite voice and data equipment sales and service business through the purchase of certain contracts from GTC. These contracts permit the Company to utilize the Globalstar, Inc. and Globalstar LLC (collectively, “Globalstar”) mobile satellite voice and data network.  The purchase price for the contracts of $250,000 was paid by the Company under an asset purchase agreement by and among the Company, its wholly-owned subsidiary Orbital Satcom, GTC and World Surveillance Group, Inc.

Included in the purchased assets are: (i) the rights and benefits granted to GTC under each of the Globalstar Contracts, subject to certain exclusions, (ii) account and online access to the Globalstar Cody Simplex activation system, (iii) GTC’s existing customers who are serviced pursuant to the Globalstar Contracts (only as to their business directly and exclusively related to the Globalstar Contracts), and (iv) all of GTC’s rights and benefits directly and exclusively related to the Globalstar Contracts.

Amortization of customer contracts will be included in general and administrative expenses. The Company shall begin amortizing the customer contracts in January 2015.  Future amortization of intangible assets is as follows:

2015	$25,000
2016	25,000
2017	25,000
2018	25,000
2019 and thereafter	150,000
Total	$250,000

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 5 – LOAN PAYABLE – RELATED PARTY

Between March 2014 and May 2014, an affiliated company loaned a total of $35,000 to the Company. This loan was non-interest bearing and was due on demand. The proceeds were used for working capital purposes.  The affiliated company is owned by a shareholder who at the time was the beneficial owner of 5% or more of the Company’s common stock. In October 2015, the lender assigned the loan to another affiliated entity (see Note 10). On October 15, 2014, pursuant to the exchange agreement, the affiliated entity exchanged the notes and relinquished any and all other rights it may have pursuant to the notes in exchange for 750,000 shares of newly designated Series D Convertible Preferred Stock (see Note 7 and Note 10).  As of December 31, 2014, the loan payable amounted to $0.

NOTE 6 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures

On November 8, 2013, the Company entered into a note amendment agreement with the lender of the remaining outstanding balance of the 6% convertible debentures amounting to $137,500 pursuant to which the lender agreed to change the conversion price of $137,500 convertible notes to $4.50 per share from $7.50 (post-split) per share. Such lender was at the time of the transaction a holder of 5% or more of the Company’s common stock. On November 8, 2013, the Company issued an aggregate of 30,556 shares of common stock in connection with the conversion of the remaining balance of the 6% convertible debenture which amounted to $137,500 at the new conversion price. The Company accounted the reduction of the conversion price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly, during the year ended December 31, 2013, the Company recorded interest expense of $38,500 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible debentures and warrants above included a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. During fiscal year 2011, the down-round provisions for convertible debentures and warrants that were issued during fiscal 2010 were terminated after 18 months from such issuance pursuant to the Debenture agreement and thus no longer considered derivatives. However, the down-round provisions for the warrants that were issued in May 2012 are considered derivatives as of December 31, 2014 (see Note 11).

Convertible Notes Payable

On November 8, 2013, the Company entered into note amendment agreements with certain investors pursuant to which the parties agreed to change the conversion price of $105,882 convertible notes to $4.50 per share from $7.50 (post-split) per share. On November 8, 2013, the Company issued an aggregate of 23,529 shares of common stock in connection with the conversion of each of the amended notes at the new conversion price. The Company accounted the reduction of the conversion price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly, during the year ended December 31, 2013, the Company recorded interest expense of $29,647 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

On October 15, 2014, the Company entered into a series of exchange agreement with certain former holders of convertible debentures who had previously converted the debentures but who were still owed unpaid interest on the debentures in the aggregate amount of $98,275.  Pursuant to the exchange agreements, the holders exchanged the right to receive unpaid interest and relinquished any and all other rights that they may have pursuant to the debentures in exchange for 4,250,000 shares of newly designated Series D Convertible Preferred Stock (see Note 7 and Note 10).

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Total amortization of debt discounts for the convertible debentures amounted to $0 and $33,272 for the years ended December 31, 2014 and 2013, respectively, and was included in interest expense. Accrued interest as of December 31, 2014 and 2013 amounted to $0 and $98,275 respectively, and was included in accounts payable and accrued expenses as reflected in the accompanying consolidated balance sheets.

At December 31, 2014 and 2013, outstanding balance of convertible debentures and notes payable was $0.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Structure

On March 28, 2014, in connection with the Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reincorporation.

The authorized capital of the Company consists of 200,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Preferred Stock

Series A Convertible Preferred Stock

On March 28, 2014, in connection with the merger with and into the Company’s former subsidiary Great West Resources, Inc., each issued and outstanding share of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, was converted into 1/150th shares of Series A Convertible Preferred Stock, par value $0.0001 per share, for a total of 20,000 issued and outstanding shares of Series A Convertible Preferred Stock.  Pursuant to the Series A Certificate of Designation, the Company designated 20,000 shares of its blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into one share each of our common stock, subject to equitable adjustments after such events as stock dividends, stock splits or fundamental corporate transactions. The holders of our Series A Convertible Preferred Stock are entitled to 250 votes for each share of Series A Convertible Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited.  In the event of a  liquidation, dissolution or winding up of our business, the holder of the Series A Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series A Convertible Preferred Stock’s preferential payment and over our common stock.

As of December 31, 2014 and 2013, 20,000 shares of Series A Convertible Preferred Stock, $0.0001 par value were authorized with 20,000 issued and outstanding.

Series B Convertible Preferred Stock

On March 28, 2014, in connection with the merger with and into the Company’s former subsidiary Great West Resources, Inc., each issued and outstanding share of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share, was converted into 1/150th shares of Series B Convertible Preferred Stock, par value $0.0001 per share, for a total of 6,666 issued and outstanding shares of Series B Convertible Preferred Stock.  Pursuant to the Series B Certificate of Designation, the Company designated 30,000 shares of its blank check preferred stock as Series B Convertible Preferred. Each share of Series B Convertible Preferred has a stated value of $0.0001 per share.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series B Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series B Convertible Preferred Stock’s preferential payment and over our common stock. The Series B Convertible Preferred is convertible into five (5) shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series B Convertible Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series B Convertible Preferred. Each share of Series B Convertible Preferred entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series B Convertible Preferred entitles the holder to cast one (1) votes per share of Series B Convertible Preferred owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

As of December 31, 2014 and 2013, 30,000 shares of Series B Convertible Preferred Stock, $0.0001 par value were authorized with 6,666 issued and outstanding.

Series C Convertible Preferred Stock

On October 10, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series C Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series C Convertible Preferred Stock.  Pursuant to the Series C Certificate of Designation, as amended on February 19, 2015, the Company designated 4,000,000 shares of its blank check preferred stock as Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series C Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series C Convertible Preferred Stock’s preferential payment and over our common stock. The Series C Convertible Preferred is convertible into ten (10) shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series C Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series C Convertible Preferred. Each share of Series C Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series C Convertible Preferred entitles the holder to cast ten (10) votes per share of Series C Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

As of December 31, 2014, 3,000,000 shares of Series C Convertible Preferred Stock, $0.0001 par value were authorized with none issued and outstanding. As of December 31, 2013, no shares of Series C Convertible Preferred Stock were authorized or issued.  On February 19, 2015, the Company filed an amendment to the Certificate of Designation of Rights and Preferences of its Series C Convertible Preferred Stock, increasing the authorized shares of Series C Convertible Preferred Stock to 4,000,000 from 3,000,000.

Series D Convertible Preferred Stock

On October 15, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series D Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series D Convertible Preferred Stock.  Pursuant to the Series D Certificate of Designation, the Company designated 5,000,000 shares of its blank check preferred stock as Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series D Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series D Convertible Preferred Stock’s preferential payment and over our common stock. The Series D Convertible Preferred is convertible into twenty (20) shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series D Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series D Convertible Preferred Stock.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Each share of Series D Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series D Convertible Preferred Stock entitles the holder to cast twenty (20) votes per share of Series D Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

On October 15, 2014, the Company entered into an exchange agreement with a holder of promissory notes who is considered a related party in the aggregate principal face amount of $35,000 previously issued by the Company (see Note 5).  Pursuant to the exchange agreement, the note holder exchanged the notes and relinquished any and all other rights it may have pursuant to the notes in exchange for 750,000 shares of newly designated Series D Convertible Preferred Stock.

Also on October 15, 2014, the Company entered into a series of exchange agreement with certain former holders of convertible debentures who had previously converted the debentures but who were still owed unpaid interest on the debentures in the aggregate amount of $98,275.  Pursuant to the exchange agreements, the holders exchanged the right to receive unpaid interest and relinquished any and all other rights that they may have pursuant to the debentures in exchange for 4,250,000 shares of newly designated Series D Convertible Preferred.

As a result of the conversion of debt and accrued interest on October 15, 2014 into Series D Convertible Preferred, the Company recorded a deemed dividend of $133,274 for the additional value of the beneficial conversion feature.

As of December 31, 2014, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 5,000,000 shares issued and outstanding, respectively. As of December 31, 2013, no shares of Series D Convertible Preferred Stock were authorized or issued.

Common Stock

On November 8, 2013, Daniel Bleak resigned from all of his positions with the Company, including director, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chairman of the board of directors. On November 8, 2013, the Company and Daniel Bleak entered into an agreement to cancel 230,000 shares of common stock held by Mr. Bleak pursuant to the terms of a cancellation and recapitalization agreement. The Company valued and recorded the cancelled shares at par value or $23 in additional paid in capital.

On November 8, 2013, the Company entered into note amendment agreements with certain investors pursuant to which the parties agreed to change the conversion price of $243,382 convertible notes to $4.50 per share from $7.50 (post-split) per share. Also on November 8, 2013, the Company issued an aggregate of 54,085 shares of common stock in connection with the conversion of each of the amended notes at the new conversion price. The Company accounted the reduction of the conversion price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly, during the year ended December 31, 2013, the Company recorded interest expense of $68,147 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms (see Note 6).

Between September 29, 2014 and October 15, 2014, the Company sold an aggregate of 10 million shares of common stock for gross proceeds of $500,000.

On December 10, 2014, the Company entered into a license agreement (see Note 3) pursuant to which the Company was granted through its wholly-owned subsidiary, Orbital Satcom, a fully-paid and irrevocable non-exclusive license to use certain equipment owned by GTC or its affiliates consisting of “appliques” in connection with the Globalstar Contracts. In consideration of the License Agreement, the Company issued GTC 2,222,222 shares of the Company’s common stock. The Company valued these common shares at the fair value of approximately $1.00 per common share or $2,222,222 based on the quoted trading price on the execution date of the license agreement.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Unless earlier terminated by the Board, the Plan shall terminate at the close of business on January 21, 2024.  Up to 34,000,000 shares of the Company’s common stock are reserved for issuance under the 2014 Equity Incentive Plan as awards to employees, directors, consultants, advisors and other service providers.

On January 21, 2014, the board approved non-employee director fees of $1,000 per month and issued to each of Mr. Uribe and Mr. Bhansali, the Company’s non-employee directors, a four year option to purchase up to 30,000 of the Company’s issued and outstanding common stock at a cashless exercise price of $0.015 per share.  The options vested immediately.  On October 15, 2014, the Company entered into separation agreements with Mr. Uribe and Mr. Bhansali pursuant to which, in exchange for a release of all claims against the Company, each received a one-time severance payment of $2,500. The options shall forfeit three months after the resignation date.

The 60,000 options were valued on the grant date at approximately $3.00 per option or a total of $179,834 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the quoted trading price on the grant date), volatility of 260%, expected term of 4 years, and a risk free interest rate of 0.81%. During the year ended December 31, 2014, the Company recorded stock based consulting expense related to options of $179,834.

For the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense related to stock options of $179,834 and $0, respectively. At December 31, 2014 there was approximately $80,000 intrinsic value for the stock options outstanding. At December 31, 2014, there was no unrecognized compensation expense as all outstanding options have vested. A summary of the status of the Company’s outstanding stock options and changes during the year ended December 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2014	—	$—	—
Granted	60,000	0.015	4.0
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at December 31, 2014	60,000	$0.015	3.06
Options exercisable at December 31, 2014	60,000	$0.015
Weighted average fair value of options granted during the period		$3.00

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Stock Warrants

The following table summarizes the Company’s stock warrants outstanding at December 31, 2014:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$3.75	240,000	0.29 Years	$3.75	240,000	$3.75
4.50	5,000	2.36 Years	4.50	5,000	4.50
$3.77	245,000	1.36 Years	$3.77	245,000	$3.77

There were no changes that occurred during the year ended December 31, 2014 and 2013.  There were 245,000 warrants outstanding as of December 31, 2014 and 2013.

NOTE 8 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $9.8 million at December 31, 2014, expiring through the year 2034. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Tax expense (benefit) computed at "expected" statutory rate	$(139,800)	$212,200
State income taxes, net of benefit	(13,100)	38,111
Permanent differences :
Stock based compensation and consulting	61,100	-
Loss (gain) from change in fair value of derivative liability	(2,300)	(11,088)
Amortization of debt discount and other non-cash interest	-	34,482

Increase (decrease) in valuation allowance	(94,100)	(273,705)
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforward	$9,824,400	$9,730,279

Total deferred tax assets	$9,824,400	$9,730,279

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$-
Total deferred tax liabilities	$-	$-

Net deferred tax asset before valuation allowance	$9,824,400	$9,730,279
Less: valuation allowance	(9,824,400)	(9,730,279)
Net deferred tax asset	$-	$-

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2014 and 2013, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by approximately $94,000.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Services and Employee Leasing Agreement

On June 1, 2011, the Company entered into a Services and Employee Leasing Agreement (the “Agreement”) with MJI Resource Management Corp. (“MJI”) pursuant to which the Company had agreed to pay MJI $15,000 a month and MJI agreed to make available to the Company six of its employees, including Mr. Bleak, for the purpose of performing management, operations, legal, accounting and resource location services. On August 1, 2011, the Company amended this Agreement whereby the Company had agreed to pay MJI $25,000 per month. On October 1, 2011, the Company entered into a third amendment of Agreement. Such amendment specifies the services and associated expenses in consideration for $25,000 a month as defined in the amended Agreement. Associated expenses include general administrative costs, rent, utilities and office supplies. The term of this Agreement was to commence for a period of 5 years. This Agreement may be terminated at any time by either party by giving a written notice to the other party and shall terminate 180 days following the delivery of such notice. Mr. Eckersley, a former director of the Company, was the former President of MJI, and Mr. Bleak, the former CEO of the Company, serves as the sole Officer and Chairman of the Board for MJI.

During the year ended December 31, 2014 and 2013, the Company incurred $0 and $225,000, respectively, of management fees. On November 8, 2013, this Agreement was terminated.

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

Consulting Agreement

On December 10, 2014, the Company entered into a two year agreement with a consultant to assist the Company with business development, corporate structure, strategic and business planning, selecting management and other functions reasonably necessary for advancing the business of the Company. The Company agreed to pay the consultant an aggregate of $240,000 payable in 24 equal monthly payments, at the sole discretion of the Company, of either (i) $10,000 cash or (ii) 200,000 shares of common stock. On January 28, 2015, the Company entered into a termination and cancellation agreement with the consultant whereby both parties agreed to terminate the contractual relationship and cancel 400,000 shares of common stock issued under this consulting agreement. The parties agreed that the consulting agreement has no further force and effect and neither party have any further obligations there under.

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

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Litigation

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition and operating results.

NOTE 10 – RELATED PARTY TRANSACTIONS

On November 8, 2013 the Company amended all $137,500 outstanding notes issued to Michael Brauser, a holder of 5% or greater of the Company’s securities at the time, to change the conversion price from $7.50 to $4.50 and issued Mr. Brauser 30,556 shares of common stock upon conversion of the debt.

On November 8, 2013 the Company amended a $14,706 note issued to Sandor Capital Master Fund LP,  a holder of 5% or greater of the Company’s securities at the time, to change the conversion price from $7.50 to $4.50 and issued to Sandor Capital Master Fund LP 3,268 shares of common stock upon his conversion of the note.

On November 8, 2013 the Company amended the $23,529 note issued to Mr. Bleak, the former CEO of the Company, to change the conversion price from $7.50 to $4.50 and issued Mr. Bleak 5,229 shares of common stock upon his conversion of the note.

On November 8, 2013, Mr. Bleak cancelled 230,000 shares of common stock owned by him in connection with his resignation from all positions with the Company.

On November 8, 2013, contemporaneously with the termination of the Services and Employee Leasing Agreement with MJI, the Company entered into a debt forgiveness agreement with MJI, pursuant to which MJI forgave (i) $1,264,253 owed to it pursuant to outstanding invoices less $175,000 and (ii) all other debt incurred by the Company from January 1, 2011 through the November 8, 2013. The Company agreed to pay MJI $175,000 upon the closing of its future purchase of all or substantially all of the assets of a privately held or public operating company and simultaneous capital raising transaction (the “Financing”) as (i) a cash payment, (ii) conversion into the applicable dollar amount of securities issued by the Company in the Financing upon the same terms provided to the other investors in the Financing or (iii) a combination of (i) and (ii).

On February 19, 2015, the Company issued 175,000 shares of common stock to MJI in full satisfaction of all outstanding debts pursuant to a new settlement agreement that supersedes the November 8, 2013 agreement.  Up to 5,000 of the shares may be sold per day and the Company has a six month option to repurchase these shares at a purchase price of $0.75 per share.

On January 21, 2014, the Company entered into a consulting agreement with Mr. Glenn Kesner pursuant to which Mr. Kesner agreed to provide administrative and management services to the Company for compensation of $7,500 per month and reimbursement for the cost of group family health insurance.  Mr. Kesner is the President of Auracana LLC, at the time a majority shareholder of the Company. Mr. Kesner was also appointed as Secretary of the Company on January 21, 2014. On October 15, 2014, Mr. Kesner resigned as the Secretary of the Company. The Company entered into a separation agreement with Mr. Kesner pursuant to which, in exchange for a release of all claims against the Company, Mr. Kesner received a one-time severance payment of $5,000.

On January 21, 2014, the Company entered into a securities purchase agreement with Auracana LLC, which was a majority stockholder of the Company at that time and an entity owned by Glenn Kesner, pursuant to which it sold to Auracana LLC its inactive wholly owned subsidiaries H-Hybrid Technologies, Inc., a Florida corporation and RZ Acquisition Corp., a New York corporation.  The Company sold the subsidiaries to Auracana LLC for a purchase price of $1.00. At the time of the sale, the inactive subsidiaries had no assets and liabilities.

Between March 2014 and May 2014, Marlin Capital Investments, LLC, an entity affiliated with Barry Honig, a holder of 5% or greater of the Company’s securities at the time, loaned a total of $35,000 to the Company without interest (see Note 5).

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

On September 30, 2014, Sandor Capital Master Fund LP purchased 8 million shares of the Company’s common stock at a purchase price of $0.05 per share.

On October 8, 2014, the Company entered into an exchange agreement with Sandor Capital Master Fund LP, who had purchased the $35,000 note from Marlin Capital Investments, LLC (see Note 5).   Pursuant to the exchange agreement, Sandor Capital Master Fund LP exchanged the note and relinquished any and all other rights it may have pursuant to the note in exchange for 750,000 shares of the Company’s newly designated Series D Convertible Preferred Stock.

Also on October 15, 2014, the Company entered into a series of exchange agreements with Mr. Brauser, Mr. Honig and affiliates of Mr. Honig who had previously converted outstanding debentures but who were still owed unpaid interest on the debentures in the aggregate amount of $98,275 (see Note 6).  Pursuant to the exchange agreements, the holders exchanged the right to receive unpaid interest and relinquished any and all other rights they may have pursuant to the debentures in exchange for 4,250,000 shares of newly designated Series D Convertible Preferred Stock.

On December 10, 2014, the Company purchased certain contracts from GTC for $250,000 pursuant to an asset purchase agreement by and among the Company, its wholly owned subsidiary Orbital Satcom, GTC and World (see Note 4).  Also on December 10, 2014, the Company, Orbital Satcom, GTC and World entered into a license agreement pursuant to which GTC granted to Orbital Satcom a fully-paid and irrevocable non-exclusive license to use certain equipment owned by GTC or its affiliates consisting of “appliques” in connection with the purchased contracts (see Note 3).

During the year ended December 31, 2014, the Company paid consulting fees of $15,000 to an affiliated company. The President of the affiliated company is the CFO of the Company.

NOTE 11 – DERIVATIVE LIABILITIES

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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $4,936 and $11,942 at December 31, 2014 and 2013, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $7,006 and $32,614 for the years ended December 31, 2014 and 2013, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	December 31, 2014	December 31, 2013
Expected volatility	357%	235% - 320%
Expected term	2.36 Years	0.48 – 3.61 Years
Risk-free interest rate	0.67%	0.09% - 1.39%
Expected dividend yield	0%	0%

NOTE 12 – SUBSEQUENT EVENTS

On January 22, 2015, the Company changed its legal corporate name to Orbital Tracking Corp. from Great West Resources, Inc. The Company effectuated the name change through a short-form merger pursuant to Chapter 92A of the Nevada Revised Statutes where a subsidiary formed solely for the purpose of the name change was merged with and into the Company, with the Company as the surviving corporation in the merger. The merger had the effect of amending the Company’s Articles of Incorporation to reflect its new legal name.

The Company settled in full approximately $156,000 of amount owed to certain vendors on January 23, 2015.  On such date the Company paid one vendor $35,000 and issued the vendors an aggregate of 1,650,000 shares of the Company’s common stock.  The Company further agreed that upon the close of its next financing, it would pay the vendors additional $10,000 cash, issue 850,000 shares of common stock or securities convertible into 850,000 shares of common stock and convert an aggregate of $56,221 into securities on the same terms offered to investors in the Company’s next qualified financing as defined in the settlement agreements.  On February 19, 2015, the closing day of the private placement (see below), the Company issued an aggregate of 197,442 of the Company’s Series C Convertible Preferred Stock pursuant to the settlement agreements.

The Company entered into a settlement agreement and release with a vendor pursuant to which the vendor settled in full $21,264 amount owed on January 26, 2015 for legal services rendered. The Company paid the vendor $2,646 as settlement payment and both parties have agreed to mutually release and discharge the Company from any liabilities and future claims arising from such obligation.

On February 11, 2015, the Company entered into exchange agreements with each of Sandor Capital Master Fund LP and Point Capital, Inc. Pursuant to the exchange agreements, Sandor Capital Master Fund LP exchanged 8 million shares of common stock for 800,000 shares of the Company’s Series C Convertible Preferred Stock and Point Capital, Inc. exchanged 2 million shares of common stock for 200,000 shares of Series C Convertible Preferred Stock.

On February 19, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series E Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series E Convertible Preferred Stock.  Pursuant to the Series E Certificate of Designation, the Company designated 8,746,000 shares of its blank check preferred stock as Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series E Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series E Convertible Preferred Stock’s preferential payment and over our common stock. The Series E Convertible Preferred is convertible into ten (10) shares of the Company’s common stock. Each share of Series E Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series E Convertible Preferred Stock entitles the holder to cast ten (10) votes per share of Series E Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

On February 19, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Global Telesat Communications Limited, a Private Limited Company formed under the laws of England and Wales (“GTCL”) and all of the holders of the outstanding equity of GTCL (the “GTCL Shareholders”). Upon closing of the transactions contemplated under the Exchange Agreement (the “Share Exchange”), the GTCL Shareholders (7 members) transferred all of the issued and outstanding equity of GTCL to the Company in exchange for (i) an aggregate of 2,540,000 shares of the common stock of the Company and 8,746,000 shares of the newly issued Series E Convertible Preferred Stock of the Company with each share of Series E Convertible Preferred Stock convertible into ten shares of common stock, (ii) a cash payment of $375,000 (the “Cash Payment”) and (iii) a one-year promissory note in the amount of $122,536 (the “Note”).  Such exchange caused GTCL to become a wholly owned subsidiary of the Company.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL Shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Share Exchange were those of GTCL and was recorded at the historical cost basis of GTCL, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of the Company and GTCL, historical operations of GTCL and operations of the Company from the closing date of the Share Exchange. GTCL is one of the largest providers in Europe of retail satellite based hardware, airtime and services through various ecommerce storefronts, and one of the largest providers of personal satellite tracking devices.  Following the closing of the Share Exchange, through the Company’s wholly owned subsidiary, GTCL, the Company expands the Company’s global satellite based business launched with the acquisition of various contracts by Orbital Satcom in December 2014 and will allow the Company to operate as a vertically integrated satellite services business with experienced management operating from additional locations in Poole, England in the United Kingdom and Aventura, Florida.

Also on February 19, 2015, David Phipps, the founder, principal owner and sole director of GTCL, was appointed President of Orbital Satcom Corp., the Company’s wholly owned subsidiary. Following the transaction, Mr. Phipps was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company.  Mr. Phipps, who was one of the GTCL Shareholders, received 400,000 shares of the Company’s common stock and 6,692,000 shares of Series E Convertible Preferred Stock in connection with the Share Exchange of GTCL shares, and was paid the Cash Payment and the Note. The Company also paid Mr. Phipps an additional $25,000 at closing as compensation for transition services previously provided by him to the Company in anticipation of the Share Exchange.

Upon the closing of the Share Exchange, Orbital Satcom entered into an employment agreement with Mr. Phipps (the “Phipps Employment Agreement”), whereby Mr. Phipps agreed to serve as the President of Orbital Satcom for a period of two years, subject to renewal, in consideration for an annual salary of $180,000. Additionally, under the terms of the Phipps Employment Agreement, Mr. Phipps shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors. Mr. Phipps remains the sole director of GTCL following the closing of the Share Exchange. Mr. Phipps and the Company entered into an Indemnification Agreement at the closing.

On February 19, 2015, the Company issued an aggregate of 1,675,000 shares of common stock to certain current consultants, former consultants and employees.  These shares consist of (i) 250,000 shares of common stock issued to a consultant as compensation for services relating to the provision of satellite tracking hardware and related services, sales and lead generation, (ii) 1 million shares of common stock issued to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property, (iii) 250,000 shares of common stock, subject to a one year lock up, issued to the Company’s controller and (iv) 175,000 shares of common stock issued to MJI in full satisfaction of outstanding debts. MJI agreed to sell only up to 5,000 shares per day and the Company has a six month option to repurchase these shares at a purchase price of $0.75 per share.

On February 25, 2015, David Rector resigned as Chief Executive Officer of the Company and David Phipps was appointed Chief Executive Officer.  Mr. Rector remains the Chief Financial Officer and a director of the Company.

On February 19, 2015, the Company issued to Mr. Rector, the current Chief Financial Officer and a director of the Company and former Chief Executive Officer of the Company, 850,000 shares of the Company’s common stock and a seven year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022.

On February 19, 2015, the Company sold an aggregate of 550,000 units at a per unit purchase price of $2.00, in a private placement to certain accredited investors for gross proceeds of $1,100,000. Each unit consists of: forty (40) shares of the Company’s common stock or, at the election of any purchaser who would, as a result of purchase of units become a beneficial owner of five (5%) percent or greater of the outstanding common stock of the Company, four (4) shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share, with each share convertible into ten (10) shares of common stock. The 550,000 units sale included 15,000 units consisting of an aggregate of 600,000 shares of common stock and 535,000 units consisting of an aggregate of 2,140,000 shares of Series C Convertible Preferred Stock. Included in this 550,000 units private placement was a sale to Frost Gamma Investments Trust, a holder of 5% or more of its securities, of an aggregate of 450,000 units of its securities, with 15,000 units consisting of 40 shares of common stock per unit and 435,000 units consisting of 4 shares of its Series C Convertible Preferred Stock per unit at a purchase price of $2.00 per unit for gross proceeds to the Company of $900,000.

Immediately prior to the closing of the private placement, the Company filed an amendment to the Certificate of Designation of Rights and Preferences of its Series C Convertible Preferred Stock, increasing the authorized shares of Series C Convertible Preferred Stock to 4,000,000 from 3,000,000.