Form 10-Q/A
period 2014-09-30
Orbital Tracking Corp.
filed 2015-03-30
CIK 1058307

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

 EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on November 12, 2014. On March 25, 2015, management of Orbital Tracking Corp. (the “Company”, “we”, “us”, or “our”), formerly Great West Resources Inc., determined that the unaudited consolidated financial statements for the three and nine months ended September 30, 2014 included in our Quarterly Report on Form 10-Q for that period could no longer be relied upon.  The Company identified errors in its previously issued Financial Statements in connection with the accounting for previously incurred liabilities to various vendors as being extinguished and recognized as other income during the period then ended.

We revised 1) our accounting treatment related to liabilities owed to various vendors which we had previously recorded as extinguished and recognized as other income and 2) the reclassification of previously recorded gain from forgiveness of debt in connection with the August 2014 execution of the Mutual Release Agreement with our former CEO to offset against payroll expenses.

Please see Note 10 - Restatements contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of these restatements.

This Amendment No. 1 to the Form 10-Q for the period ended September 30, 2014 contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1.  No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended September 30, 2014 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

GREAT WEST RESOURCES, INC.

FORM 10-Q/A
September 30, 2014

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Great West,” “Silver Horn” “we,” “us,” “our” and similar terms refer to Great West Resources, Inc., a Nevada corporation, and subsidiaries.

Great West Resources, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
	(Restated)
ASSETS
Current Assets
Cash	$400,100	$-
Total Current Assets	400,100	-

Total Assets	$400,100	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$637,720	$466,493
Accounts payable - related party	175,000	175,000
Loan payable - related party	35,000	-
Derivative liability	4,880	11,942
Liabilities for discontinued operations	112,397	112,397
Total Current Liabilities	964,997	765,832

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized
Series A, $0.0001 par value; 20,000 shares authorized, 20,000 issued and outstanding	2	2
Series B, $0.0001 par value; 30,000 shares authorized, 6,666 issued and outstanding	1	1
Common stock, $0.0001 par value; 200,000,000 shares authorized,
9,510,950 and 1,510,975 shares issued and outstanding, respectively	951	151
Additional paid-in capital	48,782,092	48,203,058
Accumulated deficit	(49,347,943)	(48,969,044)
Total Stockholders' Deficit	(564,897)	(765,832)

Total Liabilities and Stockholders' Deficit	$400,100	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Great West Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Restated)		(Restated)

Net revenues	$-	$-	$-	$-

Operating (Income) Expenses
Payroll expense	(150,000)	59,966	-	190,083
Management fees - related party	-	75,000	-	225,000
Exploration cost	-	-	-	5,000
Professional and consulting	33,000	14,798	343,771	47,883
General and administrative expneses	4,993	13,648	42,190	19,673
Total Operating (Income) Expenses	(112,007)	163,412	385,961	487,639

Income (loss) from Operations	112,007	(163,412)	(385,961)	(487,639)

Other Income (Expense)

Interest expense	-	(2,106)	-	(45,296)
Change in fair value of derivative liability	19,767	21,315	7,062	22,807
Total Other Income (Expense), net	19,767	19,209	7,062	(22,489)

Net Income (loss)	$131,774	$(144,203)	$(378,899)	$(510,128)

Net Income (loss) Per Share - Basic and Diluted	$0.08	$(0.09)	$(0.25)	$(0.30)

Weighted average number of shares outstanding
during the period Basic and Diluted	1,597,907	1,686,890	1,540,254	1,686,890

See accompanying notes to unaudited condensed consolidated financial statements.

Great West Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(Restated)
Cash Flows From Operating Activities:
Net Loss	$(378,899)	$(510,128)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	-	27,022
Change in fair value of derivative liabilities	(7,062)	(22,807)
Stock based consulting expense	179,834	-
Gain from forgiveness of debt	-	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	7,500
Increase in accounts payable and accrued expenses	171,227	498,393
Net Cash Used In Operating Activities	(34,900)	(20)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	400,000	-
Net proceeds from a loan - related party	35,000	-
Net Cash Provided by Financing Activities	435,000	-

Net increase (decrease) in Cash	400,100	(20)

Cash at Beginning of Period	-	20

Cash at End of Period	$400,100	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2014, the Company had an accumulated deficit of approximately $48.8 million, and a working capital deficiency of approximately $565,000. For the nine months ended September 30, 2014, the Company incurred a net loss of approximately $379,000 and had cash flows used in operations in the amount of approximately $35,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

Option activities for the nine months ended September 30, 2014 are summarized as follows:

	Nine months ended September 30, 2014
	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2014	-	$-
Granted	60,000	0.015

Balance at September 30, 2014	60,000	$0. 015
Options exercisable at September 30, 2014	60,000	0. 015
Options exercisable at end of period	60,000	$0. 015
Weighted average fair value of options granted during the period		3.00

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

On August 18, 2014, the Company entered into a Mutual Release Agreement (the “Agreement”) whereby Patrick Avery resigned from all of his positions with the Company, including Chief Executive Officer, President, Chief Financial Officer, Treasurer, director and Chairman of the board of directors. Mr. Avery's resignation was not a result of any disagreement with the Company, its policies or management. Pursuant to the Agreement, Mr. Avery released and discharged the Company and its affiliates from any charges, liabilities and obligations. Consequently, unpaid salaries of $195,000 to Mr. Avery were extinguished and recorded to offset against payroll expenses during the nine months ended September 30, 2014.
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

Pursuant to the Series C Certificate of Designation, the Company designated 3,000,000 shares of its blank check preferred stock as Series C Convertible Preferred. Each share of Series C Preferred has a stated value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, each share of Series C Preferred will be entitled to a payment as set forth in the Series C Certificate of Designation. The Series C Preferred is convertible into ten (10) shares of the Company’s Common Stock. Each share of Series C Preferred entitles the holder to vote on all matters voted on by holders of Common Stock as a single class. With respect to any such vote, each share of Series C Preferred entitles the holder to cast ten (10) votes per share of Series C Preferred owned at the time of such vote.   The Company is prohibited from effecting the conversion of the Series C Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series C Preferred.

Series D Convertible Preferred

On October 15, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series D Preferred, setting forth the rights, powers, and preferences of the Series D Convertible Preferred Stock (the “Series D Certificate of Designation”).

Pursuant to the Series D Certificate of Designation, the Company designated 5,000,000 shares of its blank check preferred stock as Series D Convertible Preferred. Each share of Series D Preferred has a stated value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, each share of Series D Preferred will be entitled to a payment as set forth in the Series D Certificate of Designation. The Series D Preferred is convertible into twenty (20) shares of the Company’s Common Stock. Each share of Series D Preferred entitles the holder to vote on all matters voted on by holders of Common Stock as a single class. With respect to any such vote, each share of Series D Preferred entitles the holder to cast twenty (20) votes per share of Series D Preferred owned at the time of such vote.   The Company is prohibited from effecting the conversion of the Series D Preferred to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series D Preferred.

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

On February 19, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series E Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series E Convertible Preferred Stock.  Pursuant to the Series E Certificate of Designation, the Company designated 8,746,000shares of its blank check preferred stock as Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series E Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series E Convertible Preferred Stock’s preferential payment and over our common stock. The Series E Convertible Preferred is convertible into ten (10) shares of the Company’s common stock. Each share of Series E Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series E Convertible Preferred Stock entitles the holder to cast ten (10) votes per share of Series E Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

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

Immediately prior to the closing of the private placement, the Company filed an amendment to the Certificate of Designation of Rights and Preferences of its Series CConvertible Preferred Stock, increasing the authorized shares of Series C Convertible Preferred Stock to 4,000,000 from 3,000,000.

NOTE 10 – RESTATEMENTS

The Company’s consolidated financial statements have been restated for the three and nine months ended September 30, 2014:

a) to revise the Company’s accounting treatment related to $178,345 liabilities owed to various vendors which we had previously recorded as extinguished and recognized as other income. As a result, the extinguishment of these payables to vendors for an aggregate amount $178,345 and previously recorded other income should have not been recorded;

b) the Company reclassified previously recorded gain from forgiveness of debt in connection with the execution of the Mutual and Release Agreement with our former CEO in August 2014 to offset against payroll expenses. The Company determined that the unpaid salaries of $195,000 to Mr. Avery were extinguished and should have been recorded as an offset against payroll expenses during the nine months ended September 30, 2014.

GREAT WEST RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

	September 30, 2014	Adjustments		September 30, 2014
	As Previously Reported	To Restate		As Restated

Consolidated Balance Sheet:

Accounts payable and accrued expenses	$571,772	$65,948	(a)	$637,720
Liabilities for discontinued operations	-	112,397	(a)	112,397
Total liabilities	786,652	178,345	(a)	964,997

Accumulated deficit	(49,169,598)	(178,345)	(a)	(49,347,943)
Total Stockholders' Deficit	(386,552)	(178,345)	(a)	(564,897)

For the Nine Months Ended September 30, 2014
Consolidated Statement of Operations:

Payroll expense	195,000	(195,000)	(b)	-
Total operating expenses	580,961	(195,000)	(b)	385,961
Other income	178,345	(178,345)	(a)	-
Gain from forgiveness of debt	195,000	(195,000)	(b)	-
Total other income (expenses) - net	380,407	(373,345)	(a) (b)	7,062
Net loss	(200,554)	(178,345)	(a)	(378,899)

Net loss per common share, basic and diluted:	$(0.13)			$(0.25)

For the Three Months Ended September 30, 2014
Consolidated Statement of Operations:

Payroll expense	45,000	(195,000)	(b)	(150,000)
Total operating expenses	82,993	(195,000)	(b)	(112,007)
Other income	178,345	(178,345)	(a)	-
Gain from forgiveness of debt	195,000	(195,000)	(b)	-
Total other income (expenses) - net	393,112	(373,345)	(a) (b)	19,767
Net income (loss)	310,119	(178,345)	(a)	131,774

Net income (loss) per common share, basic and diluted:	$0.19			$0.08

Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net loss	(200,554)	(178,345)	(a)	(378,899)
Increase in accounts payable and accrued expenses	366,227	(195,000)	(b)	171,227
Gain from forgiveness of debt	(195,000)	195,000	(b)	-
Non-cash other income	$(178,345)	$178,345	(a)	$-

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

We had net cash used in operations of $34,900 during the nine months ended September 30, 2014. At September 30, 2014, we had a working capital deficiency of approximately $565,000. Additionally, at September 30, 2014, we had an accumulated deficit of approximately $48.8 million and stockholders’ deficit of $565,000. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Operating (Income) Expenses.   Total operating (income) expenses for the three months ended September 30, 2014 were $(112,007), a decrease of $ 275,419, or approximately 168%, from total operating expenses for the three months ended September 30, 2013 of $163,412. Total operating expenses for the nine months ended September 30, 2014 were $385,961, a decrease of $101,678, or approximately 21%, from total operating expenses for the nine months ended September 30, 2013 of $487,639.This increase is primarily attributable to:

Payroll and stock based compensation expenses were $(150,000) and $59,966 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $209,966 or 350%. The decrease during the three and nine month period was primarily attributable to the termination of the Services and Employee Leasing Agreement with MJI Resource Management Corp. in November 2013 and also the execution of the Mutual Release Agreement with our former CEO whose unpaid salaries were offset against payroll expenses in August 2014.

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

Total Other Income (Expense). Total other income (expense) were $19,767 and $19,209 for the three months ended September 30, 2014 and 2013, respectively, an increase of $558 or 3%. Total other income (expense) were $7,062 and $(22,489) for the nine months ended September 30, 2014 and 2013, respectively, an increase of $29,551 or 131%. Our total other income increased due to decrease in interest expense for the three and nine months period.

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

Interest Expense, Net

Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, amortization of debt issuance cost and interest on our convertible debentures. Interest expense was $0 and $45,296 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $45,296 or 100%. Interest expense was $0 and $2,106 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $2,106 or 100%. The decrease was primarily due to the payment and conversion of all convertible notes in fiscal 2013.

Income (Loss) from Operations

We recorded income (loss) from operations of $112,007 and $(163,412) for the three months ended September 30, 2014 and 2013, respectively, and loss from operations of $385,961 and $487,639 for the nine months ended September 30, 2014 and 2013, respectively.

Net Income (Loss)

We recorded net income (loss) of $131,774 and $(144,203) for the three months ended September 30, 2014 and 2013, respectively, and net loss of $378,899 and $510,128 for the nine months ended September 30, 2014 and 2013, respectively. As a result of the factors described above, our net income (loss) per share (basic and diluted) for the three months ended September 30, 2014 and 2013 were $0.08 and $(0.09) per share, respectively. As a result of the factors described above, our net loss per share (basic and diluted) for the nine months ended September 30, 2014 and 2013 were $0.25 and $0.30 per share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2014, we had a cash balance of $400,100. Our working capital deficit is approximately $565,000 at September 30, 2014. Between September 2014 and October 2014, we received gross proceeds of $500,000 from the sale of shares of our common stock in a private transaction. We do not anticipate we will be profitable in the rest of fiscal 2014.We currently have no material commitments for capital expenditures. We do not presently have any external sources of working capital.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2014 amounted to $34,900 and were primarily attributable to our net loss of $378,899 offset by stock based compensation of $179,834, increase in accounts payable of $171,227 and add back of change in fair value of derivative liabilities of $7,062.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2015	ORBITAL TRACKING CORP. (FORMERLY GREAT WEST RESOURCES, INC.)

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman (Principal Executive Officer)
	By:	/s/ David Rector
David Rector
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)