Form 10-Q
period 2015-03-31
Orbital Tracking Corp.
filed 2015-05-20
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 000-25097

ORBITAL TRACKING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1990 N. California Blvd.8th Floor Walnut Creek, CA 94596 Telephone: (925) 287-6432
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2015 was 11,048,172.

 FORM 10-Q

-i-

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2015 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$531,934	$65,892
Accounts receivable, net	98,444	82,986
Inventory	226,931	183,780
Unbilled revenue	32,254	25,612
Prepaid expenses - current portion	222,222	-
Other current assets	71,160	25,764
Total current assets	1,182,944	384,034

Property and equipment, net	85,981	58,413
Intangible Assets, net	293,750	-
Prepaid expenses - long term portion	1,931,900	-

Total assets	$3,494,575	$442,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$607,078	$299,877
Deferred revenue	21,932	28,891
Note payable	122,536	59,308
Derivative liabilities	4,703	-
Liabilities from discontinued operations	112,397	-
Total current liabilities	868,646	388,076

Total Liabilities	868,646	388,076

Stockholders' Equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, 20,000 and none shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	2	-
Series B ($0.0001 par value; 30,000 shares authorized, 6,666 and none shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	1	-
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,337,442 and none shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	334	-
Series D ($0.0001 par value; 5,000,000 shares authorized, 5,000,000 and none shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	500	-
Series E ($0.0001 par value; 8,746,000 shares authorized, 8,746,000 and none shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	875	875
Common Shares, $0.0001 par value; 200,000,000 shares authorized, 11,048,172 and 2,540,000 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,105	254
Additional paid-in capital	2,993,640	1,363
Accumulated (deficit) earning	(369,254)	52,728
Accumulated other comprehensive income (loss)	(1,273)	(849)
Total stockholder equity	2,625,929	54,371

Total liabilities and stockholders' equity	$3,494,575	$442,447

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	March 31,	March 31,
	2015	2014

Net sales	$799,698	$666,235

Cost of sales	573,311	461,636

Gross profit	226,387	204,599

Operating expenses:
Selling, general and administrative	568,907	134,604
Depreciation and amortization	70,460	5,172
Total operating expenses	639,367	139,776

(Loss) Income before other expenses and income taxes	(412,980)	64,823

Other (income) expense
Change in fair value of derivative instruments, net	(233)	-
Foreign currency exchange rate variance	9,234	1,085
Total other expense	9,001	1,085

Net (loss) income	$(421,980)	$65,908

Comprehensive (Loss) Income:
Net (loss) income	$(421,980)	$65,908
Foreign currency translation adjustments	(424)	5,520
Comprehensive (Loss) Income	$(422,404)	$71,428

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

Weighted average number of common shares outstanding - basic	6,321,410	2,540,000

Basic net (loss) income per share	$(0.07)	$0.03

Weighted average number of common shares outstanding - diluted	6,321,410	90,000,000

Diluted net (loss) income per share	$(0.07)	$0.00

See the accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL TELESAT COMMUNICATIONS LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

	Quarter ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(421,982)	$65,908
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	(233)	-
Depreciation expense	8,655	3,125
Amortization of intangible asset	6,250	-
Amortization of license fee	55,555	-
Fair value of option issued	107,500	-
Stock based compensation	42,500	-
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	4,688	-
Change in operating assets and liabilities:
Accounts receivable	19,127	(100,660)
Inventory	(2,990)	(9,232)
Unbilled revenue	(6,642)	(17,291)
Other current assets	(13,861)	(8,868)
Accounts payable and accrued liabilities	13,204	101,949
Deferred revenue	(6,959)	(6,163)
Net cash (used in) provided by operating activities	(195,187)	28,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	30,934	-
Purchase of property and equipment	(32,473)	(8,369)
Cash paid per Share Exchange Agreement	(375,000)	-
Net cash (used in) investing activities	(376,539)	(8,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock and preferred stock sales	1,097,500	-
Repayment of Funding Circle loan	-	(4,298)
Repayments of note payable, related party, net	(59,308)	(37,720)
Net cash provided by (used in) financing activities	1,038,192	(42,018)

Effect of exchange rate on cash	(424)	5,519

Net increase (decrease ) in cash	466,042	(16,100)

Cash beginning of period	65,892	78,412
Cash end of period	$531,934	$62,312

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

NON CASH FINANCE AND INVESTING ACTIVITY

Notes payable issued per Share Exchange Agreement	$122,536	$-
Common stock issued for intellectual property	$50,000	$-
Common stock issued for prepaid services	$25,000	$-
Common stock issued for settlement of debt	$175,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2014 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2014, which are contained in Form 8-K/A as filed with the Securities and Exchange Commission on April 29, 2015. The consolidated balance sheet as of December 31, 2014 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Description of Business

Orbital Tracking Corp. (the “Company”) was formerly Great West Resources, Inc., a Nevada corporation. The Company, through its wholly owned subsidiaries. Global Telesat Communications Limited (“GTCL”) and Orbital Satcom Corp. (“Orbital Satcom”) is a provider of satellite based hardware, airtime and related services both in the United States and internationally.  The Company’s principal focus is on growing the Company’s existing satellite based hardware, airtime and related services business line and developing the Company’s own tracking devices for use by retail customers worldwide.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2015, the Company has reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2015 and December 31, 2014, there is no allowance for doubtful accounts.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, (Great British Pound) GTCL as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders' equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: For the period ended March 31, 2015 closing rate at 1.4834 US$: GBP, average rate at 1.5155 US$: GBP and for the year ended 2014 closing rate at 1.5576 US$: GBP, average rate at 1.6481 US$.

Revenue Recognition and Unearned Revenue

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Property and Equipment

Property and equipment are carried at historical cost less accumulated depreciation. Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method. Expenditures that increase the value or productive capacity of assets are capitalized. Fully depreciated assets are retained in the property and equipment, and accumulated depreciation accounts until they are removed from service. When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance are expensed as incurred.

The estimated useful lives of property and equipment are generally as follows:

Years
Office furniture and fixtures	4
Computer equipment	4
Website development	4

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2015 and December 31, 2014 respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2015 to March 31, 2015:

	Conversion feature Derivative Liability	Warrant liability	Total
Balance at January 1, 2015	$-	$—	$—
Recapitalization on February 19, 2015	—	4,936	4,936
Change in fair value included in earnings	—	(233)	(233)
Balance at March 31, 2015	$—	$4,703	$4,703

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized.
U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the three months ended March 31, 2015 and 2014, respectively.

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

The following are dilutive common stock equivalents during the year ended:

	March 31, 2015	December 31, 2014
Convertible preferred stock	202,887,750	87,460,000
Stock Options	2,150,000	-
Stock Warrants	158,332	-
Total	205,196,082	87,460,000

Related Party Transactions

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

NOTE 2 – ORBITAL TRACKING CORP AND GLOBAL TELESAT COMMUNICATIONS LIMITED SHARE EXCHANGE, REVERSE ACQUISITION AND RECAPITALIZATION

On February 19, 2015, the Company entered into a Share Exchange Agreement with Global Telesat Communications Limited, a Private Limited Company formed under the laws of England and Wales (“GTCL”) and all of the holders of the outstanding equity of GTCL (the “GTCL Shareholders”). Upon closing of the transactions contemplated under the Exchange Agreement the GTCL Shareholders (7 members) transferred all of the issued and outstanding equity of GTCL to the OTC in exchange for (i) an aggregate of 2,540,000 shares of the common stock of the OTC and 8,746,000 shares of the newly issued Series E Convertible Preferred Stock of the OTC with each share of Series E Convertible Preferred Stock convertible into ten shares of common stock, (ii) a cash payment of $375,000 and (iii) a one-year promissory note in the amount of $122,536.  Such exchange caused GTCL to become a wholly owned subsidiary of the Company.

For accounting purposes, this transaction is being accounted for as a reverse acquisition and has been treated as a recapitalization of Orbital Tracking Corp. with Global Telesat Communications Limited considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL Shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Orbital Tracking Corp. was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTCL and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. As part of agreement, OTC shareholders retained 5,383,172 shares of the Common Stock, 20,000 shares of series A Convertible Preferred Stock, 6,666 shares of series B Convertible Preferred Stock, 1,197,442 shares of series C Convertible Preferred Stock and 5,000,000 shares of series D Convertible Preferred Stock.

Property and equipment	$4,973
Accounts receivable	34,585
Cash in bank	30,934
Prepaid expenses	2,219,677
Inventory	40,161
Intangible asset	250,000
Current liabilities	(469,643)
Due to related party	(2,174)
Derivative liability	(4,936)
Liabilities of discontinued operations	(112,397)
Total purchase price/assets acquired	$1,991,180

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2015, there were 20,000,000 shares of Preferred Stock authorized.

As of March 31, 2015, there were 20,000 shares of Series A Convertible Preferred Stock authorized and 20,000 shares issued and outstanding.

As of March 31, 2015, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 6,666 shares issued and outstanding.

As of March 31, 2015, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 3,337,442 shares issued and outstanding.

As of March 31, 2015, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 5,000,000 shares issued and outstanding.

As of March 31, 2015, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 8,746,000 shares issued and outstanding.

Common Stock

As of March 31, 2015, there were 200,000,000 shares of Common Stock authorized and 11,048,172 shares issued and outstanding.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

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

On February 19, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Global Telesat Communications Limited, a Private Limited Company formed under the laws of England and Wales (“GTCL”) and all of the holders of the outstanding equity of GTCL (the “GTCL Shareholders”). Upon closing of the transactions contemplated under the Exchange Agreement (the “Share Exchange”), the GTCL Shareholders (7 members) transferred all of the issued and outstanding equity of GTCL to the Company in exchange for (i) an aggregate of 2,540,000 shares of the common stock of the Company and 8,746,000 shares of the newly issued Series E Convertible Preferred Stock of the Company with each share of Series E Convertible Preferred Stock convertible into ten shares of common stock, (ii) a cash payment of $375,000 (the “Cash Payment”) and (iii) a one-year promissory note in the amount of $122,536 (the “Note”).  Such exchange caused GTCL to become a wholly owned subsidiary of the Company. This transaction was accounted for as a reverse recapitalization of GTCL since the shareholders of GTCL obtained approximately 39% voting control and management control of the Company, whereby GTCL is considered the acquirer for accounting purposes. The Company is deemed to have issued 5,383,172 shares of common stock, 20,000 shares of Series A convertible preferred stock, 6,666 shares of Series B convertible preferred stock, 1,197,442 shares of Series C convertible preferred stock, and 5,000,000 shares of Series D convertible preferred stock which represent the outstanding common shares and preferred shares of the Company just prior to the closing of the transaction.

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

On February 19, 2015, the Company issued an aggregate of 1,675,000 shares of common stock to certain current consultants, former consultants and employees.  These shares consist of (i) 250,000 shares of common stock issued to a consultant as compensation for services relating to the provision of satellite tracking hardware and related services, sales and lead generation, valued at $12,500 (ii) 1 million shares of common stock issued to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property, valued at $50,000 (iii) 250,000 shares of common stock, subject to a one year lock up, issued to the Company’s controller, valued at $12,500 and (iv) 175,000 shares of common stock issued to MJI in full satisfaction of outstanding debts of $175,000. MJI agreed to sell only up to 5,000 shares per day and the Company has a six month option to repurchase these shares at a purchase price of $0.75 per share.

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, 850,000 shares of the Company’s common stock and a seven year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The Company valued these common shares at the fair value of $0.05 per common share based on the sale of common stock in a private placement at $0.05 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $42,500. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended March 31, 2015 of $107,500.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, a seven year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended March 31, 2015 of $107,500.

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2015	—	$—	—
Recapitalization at February 19, 2015	2,150,000	0.05	7.0
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at March 31, 2015	2,150,000	$0.05	6.90
Options exercisable at March 31, 2015	2,150,000	$0.05
Weighted average fair value of options granted during the period		$0.05

Stock options outstanding at March 31, 2015 as disclosed in the above table have approximately $3.4 million of intrinsic value at the end of the period.

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2015	—	$—	—
Recapitalization at February 19, 2015	171,666	3.77	0.30
Granted	—	—	—
Exercised	—	—	—
Forfeited	(13,334)	3.75	—
Cancelled	—	—	—
Balance outstanding at March 31, 2015	158,332	$3.77	0.21

The following table summarizes the Company’s stock warrants outstanding at March 31, 2015:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$3.75	153,332	0.15 Years	$3.75	153,332	$3.75
4.50	5,000	2.10 Years	4.50	5,000	4.50
$3.77	158,332	0.21 Years	$3.77	158,332	$3.77

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

NOTE 4 – PREPAID LICENSE FEES

Amortization of prepaid license fees is included in general and administrative expenses as reflected in the accompanying consolidated statements of operations. Amortization expense for the quarter ended March 31, 2015 was $55,555. Prepaid license fees – current and long-term portion amounted to $222,222 and $1,931,900 at March 31, 2015, respectively, and are included in prepaid expenses. Future amortization of prepaid license fees is as follows:

March 31,
2016	$222,222
2017	222,222
2018	222,222
2019	222,222
2020 and thereafter	1,265,234
Total	$2,154,122

NOTE 5 – INTANGIBLE ASSETS

On February 19, 2015, the Company purchased an intangible asset valued at $50,000 for 1,000,000 shares of common stock.

Amortization of customer contracts will be included in general and administrative expenses. The Company began amortizing the customer contracts in January 2015.  Amortization expense for the quarter ended March 31, 2015 was $6,250.  Future amortization of intangible assets is as follows:

2015	$18,750
2016	25,000
2017	25,000
2018	25,000
2019 and thereafter	150,000
Total	$243,750

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2015	2014
Office furniture and fixtures	$74,542	$69,411
Computer equipment	11,531	11,155
Website development	69,745	42,283
	155,818	122,849
Less accumulated depreciation	(69,837)	(64,436)

Total	$85,981	$58,413

Depreciation expense was $8,655 and $5,172 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 7 - INVENTORIES

At March 31, 2015 and December 31, 2014, inventories consisted of the following:

	March 31,	December 31,
	2015	2014
Finished goods	$226,931	$183,780
Less reserve for obsolete inventory	-	-

Total	$226,931	$183,780

For the three months ended March 31, 2015 and the year ended December 31, 2014, the Company did not make any change for reserve for obsolete inventory.

NOTE 8 - RELATED PARTY TRANSACTIONS
The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2016. The accounts payable due to related party includes advances for inventory due to David Phipps. Total payments due to David Phipps as of March 31, 2015 and December 31, 2014 are $122,536 and $59,308, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Employment Agreement

On February 19, 2015, Orbital Satcom entered into an employment agreement with Mr. Phipps, whereby Mr. Phipps agreed to serve as the President of Orbital Satcom for a period of two years, subject to renewal, in consideration for an annual salary of $180,000. Additionally, under the terms of the employment agreement, Mr. Phipps shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors. Mr. Phipps remains the sole director of GTCL following the closing of the Share Exchange. Mr. Phipps and the Company entered into an Indemnification Agreement at the closing.

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

 NOTE 10– DERIVATIVE INSTRUMENTS

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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $4,703 and $0 at March 31, 2015 and December 31, 2014, respectively. The gain (loss) resulting from the decrease in fair value of this convertible instrument was $233 and $0 for the three months ended March 31, 2015 and 2014, respectively.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2015
Expected volatility	300%
Expected term	2.11 Years
Risk-free interest rate	0.56%
Expected dividend yield	0%

NOTE 11 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2015 and 2014.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2015 and 2014.

	March 31,	March 31,
Supplier	2015	2014
Company A	30.3%	26.8%
Company B	-%	12.7%

NOTE 12 - SUBSEQUENT EVENTS

On May 19, 2015, David Rector resigned from all of his positions with the Company, including Chief Financial Officer and Director.  Mr. Rector’s resignation was not a result of any disagreements with the Company with respect to the Company’s operations, policies or practices.

On May 19, 2015, David Phipps was appointed Chief Financial Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Statements made in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-Q that do not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance upon forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

    You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You should consider the risks and difficulties frequently encountered by early-stage companies, particularly those engaged in new and rapidly evolving markets and technologies. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

       We encourage you to review our periodic reports filed with the SEC and included in the SEC’s Edgar database, including the annual report on Form 10-K filed for the year ended December 31, 2014 as well as the 8-K/A filed on April 29, 2015.

Corporate Information

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

       For accounting purposes, this transaction is being accounted for as a reverse acquisition and has been treated as a recapitalization of Orbital Tracking Corp. with Global Telesat Communications Limited considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL Shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Orbital Tracking Corp. was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTCL and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization

    The Company is a provider of satellite based hardware, airtime and related services both in the United States and internationally.  We sell equipment and airtime for use on all of the major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya and operate a short-term rental service for customers who desire to use our equipment for a limited time period.  Our acquisition of GTCL in February 2015 expanded our global satellite based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts.

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

Recent Transactions

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

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, 850,000 shares of common stock and a seven year immediately vested option to purchase 2,150,000 shares of common stock at a purchase price of $0.05 per share as compensation for services provided to the Company.

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

On February 19, 2015, the Company issued an aggregate of 1,675,000 shares of common stock to certain current consultants, former consultants and employees.  These shares consist of (i) 250,000 shares of common stock issued to a consultant as compensation for services relating to the provision of satellite tracking hardware and related services, sales and lead generation, valued at $12,500 (ii) 1 million shares of common stock issued to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property, valued at $50,000 (iii) 250,000 shares of common stock, subject to a one year lock up, issued to the Company’s controller, valued at $12,500 and (iv) 175,000 shares of common stock issued to MJI in full satisfaction of outstanding debts of $175,000. MJI agreed to sell only up to 5,000 shares per day and the Company has a six month option to repurchase these shares at a purchase price of $0.75 per share.

Results of Operations for the Quarter ended March 31, 2015 compared to the Quarter ended March 31, 2014

Revenue. Sales for the quarter ended March 31, 2015 consisted primarily of sales of satellite phones, accessories and airtime plans which generated approximately $799,698 compared to approximately $666,235 of revenues during the quarter ended March 31, 2014, which is a 20.0% increase in total revenues.

Cost of Sales. During the quarter ended March 31, 2015, cost of revenues increased to $573,311 compared to $461,636 for the quarter ended March 31, 2014 or 24.2%. We expect our cost of revenues to continue to increase during fiscal 2015 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.  Gross profit margins decreased from 30.7% in 2014 to 28.4% in 2015 which reflects more competition in retail website sales.

Operating Expenses.Total operating expenses for the quarter ended March 31, 2015 were $639,367 an increase of $499,591, or 357.4%, from total operating expenses for the quarter ended March 31, 2014 of $139,776. This increase is primarily attributable to:

Selling, general and administrative expenses were $568,907 and $134,604 for the quarters ended March 31, 2015 and 2014, respectively, an increase of $434,303 or 322.7%.  The increase during the 2015 period was primarily attributable to increases in wages, due to staffing growth, and delivery expenses.

Depreciation and amortization expenses were $70,460 and $5,172 for the quarters ended March 31, 2015 and 2014, respectively, an increase of $65,288 or 1,262.3%.  The increase during the 2015 period was primarily attributable to increases in intangible assets and the associated amortization.

We expect our expenses in each of these areas to continue to increase during fiscal 2015 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Income (Expense). Our total other expenses were $9,001 compared to $1,085 during the quarter ended March 31, 2015 and 2014 respectively, an increase of  $7,916 or 729.3%.   The increase is primarily attributed to the increase recognized due to exchange rate variances offset by changes in the fair value of derivative instruments.

Net Income (Loss)

We recorded net loss before income tax of $421,980 for the quarter ended March 31, 2015 as compared to net income of $65,908 for the quarter ended March 31, 2014. The decrease is a result of the factors described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2015, we had a cash balance of $531,934. Our working capital is $314,298 at March 31, 2015.

Our current assets at March 31, 2015 increased by approximately 208.0% from December 31, 2014 and included accounts receivable and inventory.

Our current liabilities at March 31, 2015 increased by 123.8% from December 31, 2014 and included our accounts payable and deferred revenue in the ordinary course of our business.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2015 amounted to $195,187 and were primarily attributable to our net loss of $421,982 offset by the fair value of options issued of $107,500 and stock based compensation of $42,500, total amortization expense of $61,805, depreciation of $8,655, and add back of change in fair value of derivative liabilities of $233 and net change in asset and liabilities of $1,879 primarily attributable to an increase in accounts receivable of $19,127, decrease in other current assets of $13,861 and an increase in accounts payable of $13,204.
Net cash flows provided by operating activities for the three months ended March 31, 2014 amounted to $28,768 and were primarily attributable to our net income of $65,908 offset by net changes in assets and liabilities of $40,265 and add back of depreciation of $3,125. These changes in assets and liabilities are primarily attributable to a decrease in accounts receivable of $100,660 and an increase in accounts payable of $101,949.

Investing Activities

Net cash flows used in investing activities were $376,539 and $8,369 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we used cash to pay $375,000 in connection with the Share Exchange Agreement, purchase of property and equipment of $32,473 and offset by $30,934 of cash acquired from acquisition. We purchased property and equipment of $8,369 during the three months ended March 31, 2014.

Financing Activities

Net cash flows provided by (used in) financing activities were $1,038,192 and $(42,018) for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we received net proceeds from the sale of our common stock and preferred stock of $1,097,500 offset by repayments of related party note payable of $59,308. During the three months ended March 31, 2014, we paid loans of $4,298 and related party note of $37,720.

Off-Balance Sheet Arrangements

    We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

    Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

o	an obligation under a guarantee contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors
o	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
o	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
o
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research  and development services with us.

Plan of Operation

Critical Accounting Policies and Estimates

    Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified our critical accounting estimates which are discussed below.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock based charges, the valuation of derivatives and the valuation of inventory reserves.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

    The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable.

Accounting for Derivative Instruments

    Derivatives are required to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates

Research and Development

    Research and Development ("R&D") expenses are charged to expense when incurred. The Company has consulting arrangements which are typically based upon a fee paid monthly or quarterly. Samples are purchased that are used in testing, and are expensed when purchased. R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, (Great British Pound) GTCL as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders' equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: For the period ended March 31, 2015 closing rate at 1.4834 US$: GBP, average rate at 1.5155 US$: GBP and for the year ended 2014 closing rate at 1.5576 US$: GBP, average rate at 1.6481 US$.

Revenue Recognition and Unearned Revenue

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

Revenue is recognized when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.
●	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.
●
The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

●
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

Property and Equipment

Property and equipment are carried at historical cost less accumulated depreciation. Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method. Expenditures that increase the value or productive capacity of assets are capitalized. Fully depreciated assets are retained in the property and equipment, and accumulated depreciation accounts until they are removed from service. When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance are expensed as incurred.

The estimated useful lives of property and equipment are generally as follows:

Years
Office furniture and fixtures	4
Computer equipment	4
Website development	4

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2015 and December 31, 2014 respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2015 to March 31, 2015:

	Conversion feature Derivative Liability	Warrant liability	Total
Balance at January 1, 2015	$—	$—	$—
Recapitalization on February 19, 2015	—	4,936	4,936
Change in fair value included in earnings	—	(233)	(233)
Balance at March 31, 2015	$—	$4,703	$4,703

The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

Share-Based Payments

    Compensation cost relating to share based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Recent Accounting Pronouncements

    The Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

    As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

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

    With respect to the quarterly period ending March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to a lack of segregation of duties and the need for an updated accounting system. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls

    There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    There were no unregistered securities sold by us during the quarter ended March 31, 2015 that were not otherwise disclosed by us in an Annual Report on Form 10-K or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  MINE SAFETY DISCLOSURE

    Not applicable.

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

Dated: May 20, 2015	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)