Form 10-Q
period 2015-06-30
Orbital Tracking Corp.
filed 2015-08-13
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 000-25097

ORBITAL TRACKING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18851 NE 29th Avenue, Suite 700 Aventura, FL 33180 Telephone: (305)-560-5355
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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 13, 2015 was 11,489,259.

  FORM 10-Q

-i-

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the six months ended June 30, 2015 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets:
Cash	$406,199	$65,892
Accounts receivable, net	162,372	82,986
Inventory	296,959	183,780
Unbilled revenue	52,529	25,612
Prepaid expenses - current portion	222,222	-
Other current assets	163,675	25,764
Total current assets	1,303,956	384,034

Property and equipment, net	90,364	58,413
Intangible Assets, net	287,500	-
Prepaid expenses - long term portion	1,876,344	-

Total assets	$3,558,164	$442,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$797,012	$299,877
Deferred revenue	2,016	28,891
Related party payable	121,770	59,308
Derivative liabilities	4,773	-
Liabilities from discontinued operations	112,397	-
Total current liabilities	1,037,968	388,076

Total Liabilities	1,037,968	388,076

Stockholders' Equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, 20,000 and none shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	2	-
Series B ($0.0001 par value; 30,000 shares authorized, 6,666 and none shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	1	-
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,337,442 and none shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	334	-
Series D ($0.0001 par value; 5,000,000 shares authorized, 5,000,000 and none shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	500	-
Series E ($0.0001 par value; 8,746,000 shares authorized, 8,746,000 and none shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	875	875
Common Shares, $0.0001 par value; 200,000,000 shares authorized, 11,198,172 and 2,540,000 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,120	254
Additional paid-in capital	3,114,447	1,363
Accumulated (deficit) earning	(601,874)	52,728
Accumulated other comprehensive income (loss)	4,791	(849)
Total stockholder equity	2,520,196	54,371

Total liabilities and stockholders' equity	$3,558,164	$442,447

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net sales	$1,188,867	$613,072	$1,972,677	$1,279,993

Cost of sales	864,787	475,252	1,432,409	937,574

Gross profit	324,080	137,820	540,268	342,419

Operating expenses:
Selling, general and administrative	245,463	89,769	457,494	194,261
Salaries, wages and payroll taxes	123,454	81,717	290,717	111,153
Professional fees	63,591	1,375	258,002	2,050
Depreciation and amortization	103,970	5,261	174,430	10,433
Total operating expenses	536,478	178,122	1,180,643	317,897

Loss before other expenses and income taxes	(212,398)	(40,302)	(640,374)	24,522

Other (income) expense
Change in fair value of derivative instruments, net	71	-	(162)	-
Interest expense	2,321	-	2,321	-
Foreign currency exchange rate variance	83	(54)	12,068	(1,139)
Total other (income) expense	2,475	(54)	14,227	(1,139)

Net (loss) income	$(214,872)	$(40,248)	$(654,601)	$25,661

Comprehensive (loss) income:
Net (loss) income	$(214,872)	$(40,248)	$(654,601)	$25,661
Foreign currency translation adjustments	6,064	1,834	5,640	7,354
Comprehensive (loss) income	$(208,808)	$(38,414)	$(648,961)	$33,015

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

Weighted average number of common shares outstanding - basic	11,068,172	2,540,000	8,742,059	2,540,000

Weighted average number of common shares outstanding - diluted	11,068,172	2,540,000	8,742,059	90,000,000

Basic net income (loss) per share	$(0.02)	$(0.02)	$(0.07)	$0.00

Diluted net income (loss) per share	$(0.02)	$(0.02)	$(0.07)	$0.00

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(654,601)	$25,661
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	(163)	-
Depreciation expense	29,515	10,433
Amortization of intangible asset	12,500	-
Amortization of license fee	111,111	-
Stock based compensation	150,000	-
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	21,304	-
Imputed interest	2,321	-
Change in operating assets and liabilities:
Accounts receivable	(44,801)	(54,195)
Inventory	(73,018)	(53,258)
Unbilled revenue	(26,917)	(18,190)
Other current assets	(4,492)	(31,430)
Accounts payable and accrued liabilities	203,139	130,478
Deferred revenue	(26,875)	(5,809)
Net cash (used in) provided by operating activities	(300,977)	3,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	30,934	-
Purchase of property and equipment	(57,716)	(24,008)
Cash paid per Share Exchange Agreement	(375,000)	-
Net cash (used in) investing activities	(401,782)	(24,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock and preferred stock sales	1,097,500	-
Repayment of Funding Circle loan	-	(4,298)
Repayments of note payable, related party, net	(60,074)	(31,793)
Net cash provided by (used in) financing activities	1,037,426	(36,091)

Effect of exchange rate on cash	$5,640	$7,354

Net increase (decrease) in cash	340,307	(49,055)
Cash beginning of period	65,892	78,412
Cash end of period	$406,199	$29,356

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

NON CASH FINANCE AND INVESTING ACTIVITY

Notes payable issued per Share Exchange Agreement	$122,536	$-
Common stock issued for intellectual property	$50,000	$-
Common stock issued for prepaid services	$143,500	$-
Common stock issued for settlement of debt	$175,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2015, and the results of operations and cash flows for the three and six months ended June 30, 2015 have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2015 and December 31, 2014, there is an allowance for doubtful accounts of $12,291 and $0, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
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

The relevant translation rates are as follows: for the three and six months ended June 30, 2015 closing rate at 1.5725 US$: GBP, average rate at 1.5325 and 1.5236 US$: GBP, for the three and six months ended June 30, 2014 closing rate at 1.7102 US$: GBP, average rate at 1.6832 and 1.6692 US$: GBP and for the year ended 2014 closing rate at 1.5576 US$: GBP, average rate at 1.6481 US$.

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

Revenue is recognized when all of the following criteria have been met:

·	Persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.
·	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.
·
The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

·
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
FOR THE SIX MONTHS ENDED JUNE 30, 2015
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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2015 and December 31, 2014 respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2015 to June 30, 2015:

	Conversion feature Derivative Liability	Warrant liability	Total
Balance at January 1, 2015	$-	$—	$—
Recapitalization on February 19, 2015	—	4,936	4,936
Change in fair value included in earnings	—	(163)	(163)
Balance at June 30, 2015	$—	$4,773	$4,773

The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the six months ended June 30, 2015 and 2014, respectively.

Earnings per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  For the six months ended June 30, 2014, the Company had net income, therefore weighted average number of shares dilutive are noted.  For the three and six months ending June 30, 2015 and the three months ended June 30, 2014, periods where the Company has a net loss, all dilutive securities are excluded.

The following are dilutive common stock equivalents during the period ended:

	June 30,	December 31,
	2015	2014
Convertible preferred stock	220,887,750	87,460,000
Stock options	2,150,000	--
Stock warrants	5,000	--
Total	223,042,750	87,460,000

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
FOR THE SIX MONTHS ENDED JUNE 30, 2015
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

 NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2015, there were 20,000,000 shares of Preferred Stock authorized.

As of June 30, 2015, there were 20,000 shares of Series A Convertible Preferred Stock authorized and 20,000 shares issued and outstanding.

As of June 30, 2015, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 6,666 shares issued and outstanding.

As of June 30, 2015, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 3,337,442 shares issued and outstanding.

As of June 30, 2015, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 5,000,000 shares issued and outstanding.

As of June 30, 2015, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 8,746,000 shares issued and outstanding.

Common Stock

As of June 30, 2015, there were 200,000,000 shares of Common Stock authorized and 11,198,172 shares issued and outstanding.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
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

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, 850,000 shares of the Company’s common stock and a seven year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The Company valued these common shares at the fair value of $0.05 per common share based on the sale of common stock in a private placement at $0.05 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $42,500. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for the three six months ended June 30, 2015 of $107,500.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
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

On June 18, 2015, the Company issued an aggregate of 150,000 shares of common stock valued at $0.79 per share, or $118,500 to a consultant as compensation for services, which is amortized over the period of service.

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

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, a seven year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for the three and six months ended June 30, 2015 of $0 and $107,500, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2015	—	$—	—
Recapitalization at February 19, 2015	2,150,000	0.05	6.8
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at June 30, 2015	2,150,000	$0.05	6.8
Options exercisable at June 30, 2015	2,150,000	$0.05	6.8
Weighted average fair value of options granted during the period		$0.05

Stock options outstanding at June 30, 2015 as disclosed in the above table have approximately $1.6 million of intrinsic value at the end of the period.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2015	—	$—	—
Recapitalization at February 19, 2015	171,666	3.77	1.86
Granted	—	—	—
Exercised	—	—	—
Forfeited	(166,666)	3.75	—
Cancelled	—	—	—
Balance outstanding at June 30, 2015	5,000	$4.50	1.86

The following table summarizes the Company’s stock warrants outstanding at June 30, 2015:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at June 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2015	Weighted Average Exercise Price
$3.75	--	--	$--	--	$--
4.50	5,000	1.86 Years	4.50	5,000	4.50
$4.50	5,000	1.86 Years	$4.50	5,000	$4.50

NOTE 4 – PREPAID LICENSE FEES

Amortization of prepaid license fees is included in general and administrative expenses as reflected in the accompanying consolidated statements of operations. Amortization expense for the six months ended June 30, 2015 was $111,110. Prepaid license fees – current and long-term portion amounted to $222,222 and $1,876,344 at June 30, 2015, respectively, and are included in prepaid expenses. Future amortization of prepaid license fees is as follows:

June 30,
2016	$222,222
2017	222,222
2018	222,222
2019	222,222
2020 and thereafter	1,209,678
Total	$2,098,566

NOTE 5 – INTANGIBLE ASSETS

On February 19, 2015, the Company purchased an intangible asset valued at $50,000 for 1,000,000 shares of common stock. Amortization of customer contracts will be included in general and administrative expenses. The Company began amortizing the customer contracts in January 2015.  Amortization expense for the three and six months ended June 30, 2015 was $6,250 and $12,500, respectively.  Future amortization of intangible assets is as follows:

2015	$12,500
2016	25,000
2017	25,000
2018	25,000
2019 and thereafter	150,000
Total	$237,500

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2015	2014
Office furniture and fixtures	$85,618	$69,411
Computer equipment	14,189	11,155
Website development	85,729	42,283
	185,537	122,849
Less accumulated depreciation	(95,173)	(64,436)
Total	$90,364	$58,413

Depreciation expense was $20,762 and $29,515 for the three and six months ended June 30, 2015, respectively.  For the three and six months ended June 30, 2014 depreciation expense was $5,172 and $10,433, respectively.

NOTE 7 - INVENTORIES

At June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30,	December 31,
	2015	2014
Finished goods	$296,959	$183,780
Less reserve for obsolete inventory	-	-
Total	$296,959	$183,780

For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company did not make any change for reserve for obsolete inventory.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2016. The accounts payable due to related party includes advances for inventory due to David Phipps. Total payments due to David Phipps as of June 30, 2015 and December 31, 2014 are $121,770 and $59,308, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

The Company employs three individuals who are related to Mr. Phipps, of which earned gross wages totaling $58,261, for the six months ended June 30, 2015.

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

Employment Agreements

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

The Company entered into an employment agreement with Ms. Carlise on June 9, 2015.  The agreement has a term of one year, and shall automatically be extended for additional terms of one year each. The agreement provides for an annual base salary of $72,000. In addition to the base salary Ms. Carlise shall be eligible to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors and shall be eligible for grants of awards under stock option or other equity incentive plans of the Company.

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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $4,773 and $0 at June 30, 2015 and December 31, 2014, respectively. The gain (loss) resulting from the decrease in fair value of this convertible instrument was $71 and $ (162) for the three and six months ended June 30, 2015, respectively.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2015
Expected volatility	335%
Expected term - years	1.86
Risk-free interest rate	0.64%
Expected dividend yield	0%

NOTE 11 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the three and six months ended June 30, 2015 and 2014.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2015 and 2014.

Supplier	June 30, 2015		June 30, 2014

Company A	$207,479	15.9%	$151,822	16.2%

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

On July 15, 2015, the Company issued an aggregate of 400,000 shares of common stock upon conversion of 40,000 shares of Series E Preferred Stock, including 20,000 shares of Series E Preferred Stock held by the Chief Executive Officer.

On July 24, 2015, the Company issued an aggregate of 20,000 shares of common stock upon conversion of 20,000 shares of Series A Preferred Stock held by a former majority shareholder of the company.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 compared to the Three and Six Months Ended June 30, 2014

Revenue. Sales for the three and six months ended June 30, 2015 consisted primarily of sales of satellite phones, accessories and airtime plans.  For the three months ended June 30, 2015, revenues generated were approximately $1,188,867 compared to approximately $613,072 of revenues for the three months ended June 30, 2014, an increase in total revenues of $575,795 or 93.9%.  Sales for the six months ended June 30, 2015 generated approximately $1,972,677 compared to approximately $1,279,993 of revenues during the six months ended June 30, 2014, a $692,684 increase in total revenues or 54.1%. The increase in revenue is reflected in the additional sales created by Orbital Satcom Corp, the Company’s wholly owned subsidiary, as well as an increased presence on e-commerce web sites internationally.  Orbital Satcom Corp’s revenue for the three and six months ended June 30, 2015 was $420,000 and $540,586, respectively.

Cost of Sales. During the three months ended June 30, 2015, cost of revenues increased to $864,787 compared to $475,252 for the three months ended June 30, 2014, an increase of $389,535 or 82.0%. During the six months ended June 30, 2015, cost of revenues increased to $1,432,409 compared to $937,574 for the six months ended June 30, 2014 an increase of $494,835 or 52.8%.  We expect our cost of revenues to continue to increase during fiscal 2015 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.  Gross profit margins increased during the three months and six months ended June 30, 2015, by 4.8% and 0.6%, to 27.3% and 27.4%, respectively.

Operating Expenses. Total operating expenses for the three months ended June 30, 2015 were $536,478, an increase of $358,356, or 201.2%, from total operating expenses for the three months ended June 30, 2014 of $178,122. For the six months ended June 30, 2015, total operating expenses increased $862,746, or 271.4%.  Factors contributing to the increase are described below.

Selling, general and administrative expenses were $245,463 and $89,769 for the three months ended June 30, 2015 and 2014, respectively, an increase of $155,694 or 173.0%.  For the six months ended June 30, 2015 and 2014, selling, general and administrative expenses were $457,629 and $194,262, respectively, an increase of $263,368 or 135.6%.  The increase during the three and six months ended June 30, 2015 as compared to the same periods in 2014 were attributable to variable costs which increase with revenue, such as credit card processing fees, online service fees, bank charges, postage, advertising and marketing. Other fees associated with the compliance requirements of public companies are included in SGA as well.

Salaries, wages and payroll taxes were $123,454 and $81,717 for the three months ended June 30, 2015 and 2014, respectively, an increase of $41,737 or 51.1%.  For the six months ended June 30, 2015 and 2014, salaries, wages and payroll taxes were $290,717 and $111,153, respectively, an increase of $179,565 or 161.5%. The company has added additional personnel to accommodate and support its revenue goals, as well as build its infrastructure for future growth and opportunities.
Professional fees were $63,591 and $1,375 for the three months ended June 30, 2015 and 2014, respectively, an increase of $62,217 or 4,526.1%.  For the six months ended June 30, 2015 and 2014, professional fees were $258,002 and $2,050, respectively, an increase of $255,952 or 12,487.7%.  The increase during the three and six months ended June 30, 2015 as compared to the same periods in 2014 were primarily attributable to the Company’s reverse merger into a public company and the associated costs attributable to such.

Depreciation and amortization expenses were $103,970 and $5,261 for the three months ended June 30, 2015 and 2014, respectively, an increase of $98,709 or 1,876.3%.  For the six months ended June 30, 2015 and 2014, depreciation and amortization were $174,430 and $10,433, an increase of $163,862 or 1,570.6%.  The increase during the 2015 period was primarily attributable to increases in intangible assets and the associated amortization.

We expect our expenses in each of these areas to continue to increase during fiscal 2015 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $2,475 compared to ($54) during the three months ended June 30, 2015 and 2014 respectively, decrease of $2,529 or 4,682.6%.   Our total other expenses were $14,227 compared to income of ($1,139) during the six months ended June 30, 2015 and 2014 respectively, a decrease of $15,365 or 1,349.0%.   The decrease is primarily attributed to the increase recognized due to exchange rate variances offset by changes in the fair value of derivative instruments.

Net Income (Loss)

We recorded net loss before income tax of $214,872 for the three months ended June 30, 2015 as compared to a net loss of $40,248, for the three months ended June 30, 2014. For the six months ended June 30, 2015 we recorded a net loss of $654,601 as compared to a net income of $25,661. The decrease is a result of the factors as described above.

Comprehensive (Loss) Income

We recorded a gain for foreign currency translation adjustments for the three and six months ended June 30, 2015 and 2014, of $6,064 and $5,640 and $1,834 and $7,354, respectively. The fluctuations of the increase/decrease is primarily attributed to the increase recognized due to exchange rate variances.   Comprehensive loss was $208,808 as compared to loss of $38,414 for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, comprehensive loss was $648,961 and comprehensive income was $33,015, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2015, we had a cash balance of $406,199. Our working capital is $265,988 at June 30, 2015.

Our current assets at June 30, 2015 increased by approximately 239.54% from December 31, 2014 and included accounts receivable and inventory.

Our current liabilities at June 30, 2015 increased by 167.47% from December 31, 2014 and included our accounts payable and deferred revenue in the ordinary course of our business.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2015 amounted to $300,977 and were primarily attributable to our net loss of $654,601, offset by stock based compensation of $150,000, total amortization expense of $144,915, depreciation of $29,515, imputed interest of $2,321 and add back of change in fair value of derivative liabilities of $163 and net change in asset and liabilities of $27,036, primarily attributable to an increase in accounts receivable of $44,801, increase in inventory of $73,018, increase in unbilled revenue of $26,917, increase in other current assets of $4,492, increase in accounts payable of $203,139, offset by a decrease in deferred revenue of $26,875.

Net cash flows provided by operating activities for the six months ended June 30, 2014 amounted to $3,690 and were primarily attributable to our net income of $25,661 offset by net changes in assets and liabilities a decrease of $32,404 and add back of depreciation of $10,433. These changes in assets and liabilities are primarily attributable to an increase in accounts receivable of $54,195, increase in inventory of $53,258, increase in unbilled revenue of $18,190, increase in other current assets of $31,430, an increase in accounts payable of $130,478 and a decrease in deferred revenue of $5,809.

Investing Activities

Net cash flows used in investing activities were ($401,782) and ($24,008) for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, we used cash to pay $375,000 in connection with the Share Exchange Agreement, purchase of property and equipment of $57,716 and offset by $30,934 of cash acquired from acquisition. We purchased property and equipment of $24,008 during the six months ended June 30, 2014.

Financing Activities

Net cash flows provided by (used in) financing activities were $1,037,426 and ($36,091) for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, we received net proceeds from the sale of our common stock and preferred stock of $1,097,500 offset by repayments of related party note payable of $60,074. During the six months ended June 30, 2014, we paid loans of $4,298 and related party note of $31,793.

Off-Balance Sheet Arrangements

 We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

 Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

●	an obligation under a guarantee contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors
●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
●	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
●
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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2015, and the results of operations and cash flows for the six months ended June 30, 2015 have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

 The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of June 30, 2015 and December 31, 2014, there is an allowance for doubtful accounts of $12,291 and $0, respectively.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2015 closing rate at 1.5725 US$: GBP, average rate at 1.5325 and 1.5236 US$: GBP, for the three and six months ended June 30, 2014 closing rate at 1.7102 US$: GBP, average rate at 1.6832 and 1.6692 US$: GBP and for the year ended 2014 closing rate at 1.5576 US$: GBP, average rate at 1.6481 US$.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2015 to June 30, 2015:

	Conversion feature Derivative Liability	Warrant liability	Total
Balance at January 1, 2015	$—	$—	$—
Recapitalization on February 19, 2015	—	4,936	4,936
Change in fair value included in earnings	—	(163)	(163)
Balance at June 30, 2015	$—	$4,773	$4,773

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

 With respect to the quarterly period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to a lack of segregation of duties and the need for an updated accounting system. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls

 There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2015, we issued an aggregate of 150,000 shares of common stock to a consultant as compensation for services.

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

Dated: August 13, 2015	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman (Principal Executive Officer)
/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)