Form 10-Q
period 2015-09-30
Orbital Tracking Corp.
filed 2015-11-12
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2015 was 12,818,172.

  FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the nine months ended September 30, 2015 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets:
Cash	$217,826	$65,892
Accounts receivable, net	137,932	82,986
Inventory	253,762	183,780
Unbilled revenue	60,522	25,612
Prepaid expenses - current portion	222,222	-
Other current assets	143,360	25,764
Total current assets	1,035,625	384,034

Property and equipment, net	72,593	58,413
Intangible Assets, net	281,250	-
Prepaid expenses - long term portion	1,820,788	-

Total assets	$3,210,256	$442,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$755,543	$299,877
Deferred revenue	--	28,891
Related party payable	114,441	59,308
Derivative liabilities	4,594	-
Liabilities from discontinued operations	112,397	-
Total current liabilities	986,975	388,076

Total Liabilities	986,975	388,076

Stockholders' Equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 6,666 and none shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	1	-
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,337,442 and none shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	334	-
Series D ($0.0001 par value; 5,000,000 shares authorized, 5,000,000 and none shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	500	-
Series E ($0.0001 par value; 8,746,000 shares authorized, 8,711,000 and 8,746,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	871	875
Common Shares, $0.0001 par value; 200,000,000 shares authorized, 11,568,172 and 2,540,000 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,157	254
Additional paid-in capital	3,115,554	1,363
Accumulated (deficit) earning	(902,457)	52,728
Accumulated other comprehensive loss	7,323	(849)
Total stockholder equity	2,223,281	54,371

Total liabilities and stockholders' equity	$3,210,256	$442,447

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net sales	$982,775	$603,551	$2,955,453	$1,883,544

Cost of sales	697,862	401,980	2,130,271	1,339,554

Gross profit	284,913	201,571	825,182	543,990

Operating expenses:
Selling, general and administrative	(27,638)	172,610	429,991	366,871
Salaries, wages and payroll taxes	338,533	(3,764)	629,250	107,389
Professional fees	151,603	939	409,605	2,989
Depreciation and amortization	118,931	17,532	293,226	27,965
Total operating expenses	581,428	187,317	1,762,072	505,214

(Loss) income before other expenses and income taxes	(296,515)	14,255	(936,890)	38,777

Other (income) expense
Change in fair value of derivative instruments, net	(180)	-	(342)	-
Interest expense	1,075	-	3,396	-
Foreign currency exchange rate variance	3,174	2,646	15,241	1,506
Total other expense	4,069	2,646	18,295	1,506

Net (loss) income	$(300,584)	$11,609	$(955,185)	$37,271

Comprehensive Income:
Net (loss) income	$(300,584)	$11,609	$(955,185)	$37,271
Foreign currency translation adjustments	2,530	(4,390)	8,172	2,964
Comprehensive (loss) income	$(298,054)	$7,219	$(947,013)	$40,235

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

Weighted average number of common shares outstanding- basic	11,456,612	2,540,000	9,711,044	2,540,000
Weighted average number of common shares outstanding- diluted	11,456,612	90,000,000	9,711,044	90,000,000
Basic net (loss) income per share	$(0.03)	$0.00	$(0.10)	$0.02
Diluted net (loss) income per share	$(0.03)	$0.00	$(0.10)	$0.00

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

	September 30,	September30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(955,185)	$37,270
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	(342)	-
Depreciation expense	53,908	27,965
Amortization of intangible asset	18,750	-
Amortization of license fee	166,667	-
Stock based compensation	149,999	-
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	53,901	-
Imputed interest	3,396	-
Change in operating assets and liabilities:
Accounts receivable	(20,361))	(19,657)
Inventory	(29,821)	(102,298)
Unbilled revenue	(34,910)	(3,653)
Other current assets	(16,710)	(22,144)
Accounts payable and accrued liabilities	161,670	136,919
Deferred revenue	(28,891)	(18,838)
Net cash (used in) provided by operating activities	(477,929)	35,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	30,934	-
Purchase of property and equipment	(64,338)	(33,401)
Cash paid per Share Exchange Agreement	(375,000)	-
Net cash (used in) investing activities	(408,404)	(33,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock and preferred stock sales	1,097,500	-
Repayment of Funding Circle loan	-	(4,298)
Repayments of note payable, related party, net	(67,406)	(49,278)
Net cash provided by (used in) financing activities	1,030,094	(53,576)

Effect of exchange rate on cash	8,172	(2,964)

Net increase (decrease ) in cash	151,934	(54,377)
Cash beginning of period	65,892	78,412
Cash end of period	$217,826	$24,036

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

NON CASH FINANCE AND INVESTING ACTIVITY

Notes payable issued per Share Exchange Agreement	$122,536	$-
Common stock issued for intellectual property	$50,000	$-
Common stock issued for prepaid services	$153,312	$-
Common stock issued for settlement of debt	$175,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2015, and the results of operations and cash flows for the three and nine months ended September 30, 2015 have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2015 and December 31, 2014, there is an allowance for doubtful accounts of $0 and $0.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2015 closing rate at 1.5164 US$: GBP, average rate at 1.55048 and 1.5322 US$: GBP, for the three and nine months ended September 30, 2014 closing rate at 1.6219 US$: GBP, quarter average rate at 1.6707 and 1.66935 for the nine months ended September 30, 2014 US$, : GBP and for the year ended 2014 closing rate at 1.5576 US$: GBP, average rate at 1.6481 US$.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2015 and December 31, 2014 respectively.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2015 to September 30, 2015:

	Conversion feature Derivative Liability	Warrant liability	Total
Balance at January 1, 2015	$—	$—	$—
Recapitalization on February 19, 2015	—	4,936	4,936
Change in fair value included in earnings	—	(342)	(342)
Balance at September 30, 2015	$—	$4,594	$4,594

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the nine months ended September 30, 2015 and 2014, respectively.

Earnings per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  For the three and nine months ended September 30, 2014, the Company had net income, therefore weighted average number of shares dilutive are noted.  For the three and nine months ending September 30, 2015, periods where the Company has a net loss, all dilutive securities are excluded.

The following are dilutive common stock equivalents during the period ended:

	September 30,	December 31,
	2015	2014
Convertible preferred stock	220,517,750	87,460,000
Stock options	2,150,000	--
Stock warrants	5,000	--
Total	222,672,750	87,460,000

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

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

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2015, there were 20,000,000 shares of Preferred Stock authorized.

As of September 30, 2015, there were 20,000 shares of Series A Convertible Preferred Stock authorized and 0 shares issued and outstanding, due to the conversion of 20,000 shares of Series A into 20,000 shares of common stock.

As of September 30, 2015, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 6,666 shares issued and outstanding.

As of September 30, 2015, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 3,337,442 shares issued and outstanding.

As of September 30, 2015, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 5,000,000 shares issued and outstanding.

As of September 30, 2015, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 8,711,000 shares issued and outstanding, due to the conversion of 35,000 shares of Series E into 350,000 shares of common stock.

Common Stock

As of September 30, 2015, there were 200,000,000 shares of Common Stock authorized and 11,568,172 shares issued and outstanding.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
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

On February 19, 2015, the Company issued an aggregate of 1,675,000 shares of common stock to certain current consultants, former consultants and employees.  These shares consist of (i) 250,000 shares of common stock issued to a consultant as compensation for services relating to the provision of satellite tracking hardware and related services, sales and lead generation, valued at $12,500 (ii) 1 million shares of common stock issued to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property, valued at $50,000 (iii) 250,000 shares of common stock, subject to a one year lock up, issued to the Company’s controller, valued at $12,500 and (iv) 175,000 shares of common stock issued to MJI in full satisfaction of outstanding debts of $175,000. MJI agreed to sell only up to 5,000 shares per day and the Company has a nine month option to repurchase these shares at a purchase price of $0.75 per share.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, 850,000 shares of the Company’s common stock and a seven year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The Company valued these common shares at the fair value of $0.05 per common share based on the sale of common stock in a private placement at $0.05 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $42,500. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for the three and nine months ended September 30, 2015 of $107,500.

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

On June 18, 2015, the Company issued an aggregate of 150,000 shares of common stock valued at $0.79 per share, or $118,500 to a marketing consultant as compensation for services, which is amortized over the period of service.

On July 15, 2015, the Company issued an aggregate of 200,000 shares of common stock upon conversion of 20,000 shares of Series E Preferred Stock held by the Chief Executive Officer.

On July 24, 2015, the Company issued an aggregate of 20,000 shares of common stock upon conversion of 20,000 shares of Series A Preferred Stock held by a former majority shareholder of the company.

On August 3, 2015, the Company issued and aggregate of 63,825 shares of common stock upon the conversion of 6,382.50 shares of Series E Preferred Stock.

On August 4, 2015, the Company issued and aggregate of 5,325 shares of common stock upon the conversion of 532.50 shares of Series E Preferred Stock.

On August 5, 2015, the Company issued and aggregate of 5,850 shares of common stock upon the conversion of 585 shares of Series E Preferred Stock.

On September 1, 2015, the Company issued and aggregate of 73,800 shares of common stock upon the conversion of 7,380 shares of Series E Preferred Stock.

On September 8, 2015, the Company issued and aggregate of 1,200 shares of common stock upon the conversion of 120 shares of Series E Preferred Stock.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

On October 1, 2015, the Company issued and aggregate of 73,800 shares of common stock upon the conversion of 7,380 shares of Series E Preferred Stock.

On October 2, 2015, the Company issued an aggregate of 1,200 shares of common stock, upon the conversion of 120 shares of Series E preferred Stock.
On October 5, 2015, the Company issued and aggregate of 400,000 shares of common stock upon the conversion of 20,000 shares of Series D Preferred Stock.

On October 8, 2015, the Company issued an aggregate of 400,000 shares of common stock upon conversion of 20,000 shares of Series D Preferred Stock held by beneficial shareholder of the company.

On October 20, 2015, the Company issued an aggregate of 300,000 shares of common stock upon conversion of 15,000 shares of Series D Preferred Stock held by beneficial shareholder of the company.

On November 2, 2015, the Company issued and aggregate of 73,800 shares of common stock upon the conversion of 7,380 shares of Series E Preferred Stock.

On November 5, 2015, the Company issued and aggregate of 1,200 shares of common stock upon the conversion of 120 shares of Series E Preferred Stock.

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

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, a seven year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for the three and nine months ended September 30, 2015 of $0 and $107,500, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2015	—	$—	—
Recapitalization at February 19, 2015	2,150,000	0.05	6.4
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at September 30, 2015	2,150,000	$0.05	6.4
Options exercisable at September 30, 2015	2,150,000	$0.05	6.4
Weighted average fair value of options granted during the period		$0.05

Stock options outstanding at September 30, 2015 as disclosed in the above table have approximately $1.6 million of intrinsic value at the end of the period.

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2015	—	$—	—
Recapitalization at February 19, 2015	171,666	3.77	1.61
Granted	—	—	—
Exercised	—	—	—
Forfeited	(166,666)	3.75	—
Cancelled	—	—	—
Balance outstanding at September 30, 2015	5,000	$4.50	1.61

The following table summarizes the Company’s stock warrants outstanding at September 30, 2015:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at September 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2015	Weighted Average Exercise Price
4.50	5,000	1.61 Years	4.50	5,000	4.50
$4.50	5,000	1.61 Years	$4.50	5,000	$4.50

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

NOTE 4 – PREPAID LICENSE FEES

Amortization of prepaid license fees is included in general and administrative expenses as reflected in the accompanying consolidated statements of operations. Amortization expense for the nine months ended September 30, 2015 was $172,913. Prepaid license fees – current and long-term portion amounted to $222,222 and $1,820,788 at September 30, 2015, respectively, and are included in prepaid expenses. Future amortization of prepaid license fees is as follows:

September 30,
2016	$222,222
2017	222,222
2018	222,222
2019	222,222
2020 and thereafter	1,154,122
Total	$2,043,010

NOTE 5 – INTANGIBLE ASSETS

On February 19, 2015, the Company purchased an intangible asset valued at $50,000 for 1,000,000 shares of common stock. Amortization of customer contracts will be included in general and administrative expenses. The Company began amortizing the customer contracts in January 2015.  Amortization expense for the three and nine months ended September 30, 2015 was $6,250 and $18,750, respectively.  Future amortization of intangible assets is as follows:

2015	$6,250
2016	25,000
2017	25,000
2018	25,000
2019 and thereafter	150,000
Total	$231,250

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2015	2014
Office furniture and fixtures	$84,261	$69,411
Computer equipment	19,716	11,155
Website development	84,814	42,283
	188,791	122,849
Less accumulated depreciation	(116,198)	(64,436)

Total	$72,593	$58,413

Depreciation expense was $24,393 and $53,908 for the three and nine months ended September 30, 2015, respectively.  For the three and nine months ended September 30, 2014 depreciation expense was $17,532 and $27,965, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

NOTE 7 - INVENTORIES

At September 30, 2015 and December 31, 2014, inventories consisted of the following:

	September 30,	December 31,
	2015	2014
Finished goods	$253,762	$183,780
Less reserve for obsolete inventory	-	-
Total	$253,762	$183,780

For the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company did not make any change for reserve for obsolete inventory.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2016. The accounts payable due to related party includes advances for inventory due to David Phipps. Total payments due to David Phipps as of September 30, 2015 and December 31, 2014 are $114,441 and $59,308, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

The Company employs three individuals who are related to Mr. Phipps, of which earned gross wages totaled $52,378 and $110,639, for the three and nine months ended September 30, 2015, respectively.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

The Company entered into an employment agreement with Ms. Carlise on September 9, 2015.  The agreement has a term of one year, and shall automatically be extended for additional terms of one year each. The agreement provides for an annual base salary of $72,000. In addition to the base salary Ms. Carlise shall be eligible to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors and shall be eligible for grants of awards under stock option or other equity incentive plans of the Company.

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

 NOTE 10– DERIVATIVE INSTRUMENTS

In September 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. The adoption of this requirement will affected accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions are no longer recorded in equity and are reclassified as a liability.

Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $4,594 and $0 at September 30, 2015 and December 31, 2014, respectively. The gain (loss) resulting from the decrease in fair value of this convertible instrument was $(163) and $ (325) for the three and nine months ended September 30, 2015, respectively.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2015
Expected volatility	323%
Expected term - years	1.61
Risk-free interest rate	0.64%
Expected dividend yield	0%

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

NOTE 11 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the nine months ended September 30, 2015 and 2014.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2015 and 2014.

	September 30, 2015		September 30, 2014

Company A	$300,212	15.9%	$137,753	10.3%

NOTE 12 - SUBSEQUENT EVENTS

On December 10, 2014 the Company, through its wholly owned subsidiary, Orbital Satcom Corp, entered into a License Agreement with World Surveillance Group, Inc., and its wholly owned subsidiary, Global Telestat Corp, by which the Company had an irrevocable non-exclusive license to use certain equipment, consisting of Appliques for a term of ten years.  Appliques are demodulator and RF interfaces located at various ground stations for gateways.  The Company issued 2,222,222 common shares, valued at $1 per share based on the quoted trading price on date of issuance, or $2,222,222. The company reflected the license as a asset on its balance sheet with a ten year amortization, the term of the license.  As of September 30, 2015, there was an unamortized balance of $2,043,010 in regards to the licenses. On October 13, 2015 the Company purchased the license and equipment for an additional $125,000 in cash. The Company values the equipment at the unamortized balance at the time of acquisition plus the consideration of $125,000 or $2,160,096.  The Company will amortize the life of the asset for ten years from date of acquisition.

On October 1, 2015, the Company issued and aggregate of 73,800 shares of common stock upon the conversion of 7,380 shares of Series E Preferred Stock.

On October 2, 2015, the Company issued an aggregate of 1,200 shares of common stock, upon the conversion of 120 shares of Series E preferred Stock.
On October 5, 2015, the Company issued and aggregate of 400,000 shares of common stock upon the conversion of 20,000 shares of Series D Preferred Stock.

On October 8, 2015, the Company issued an aggregate of 400,000 shares of common stock upon conversion of 20,000 shares of Series D Preferred Stock held by beneficial shareholder of the company.

On October 20, 2015, the Company issued an aggregate of 300,000 shares of common stock upon conversion of 15,000 shares of Series D Preferred Stock held by beneficial shareholder of the company.

On November 2, 2015, the Company issued and aggregate of 73,800 shares of common stock upon the conversion of 7,380 shares of Series E Preferred Stock.

On November 5, 2015, the Company issued and aggregate of 1,200 shares of common stock upon the conversion of 120 shares of Series E Preferred Stock.

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

On February 19, 2015, the Company issued an aggregate of 1,675,000 shares of common stock to certain current consultants, former consultants and employees.  These shares consist of (i) 250,000 shares of common stock issued to a consultant as compensation for services relating to the provision of satellite tracking hardware and related services, sales and lead generation, valued at $12,500 (ii) 1 million shares of common stock issued to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property, valued at $50,000 (iii) 250,000 shares of common stock, subject to a one year lock up, issued to the Company’s controller, valued at $12,500 and (iv) 175,000 shares of common stock issued to MJI in full satisfaction of outstanding debts of $175,000. MJI agreed to sell only up to 5,000 shares per day and the Company has a nine month option to repurchase these shares at a purchase price of $0.75 per share.

Results of Operations for the Three and Nine Months Ended September 30, 2015 compared to the Three and Nine Months Ended September 30, 2015

Revenue. Sales for the three and nine months ended September 30, 2015 consisted primarily of sales of satellite phones, accessories and airtime plans.  For the three months ended September 30, 2015, revenues generated were approximately $982,775 compared to approximately $603,551 of revenues for the three months ended September 30, 2014, an increase in total revenues of $379,224 or 62.8%.  Sales for the nine months ended September 30, 2015 generated approximately $2,955,453 compared to approximately $1,883,544 of revenues during the nine months ended September 30, 2014, a $1,071,909 increase in total revenues or 56.9%. The increase in revenue is reflected in the additional sales created by Orbital Satcom Corp, the Company’s wholly owned subsidiary, as well as an increase presence on e-commerce web sites internationally.  Orbital Satcom Corp’s revenue for the three and nine months ended September 30, 2015 was $331,035 and $871,621, respectively. Comparable revenue of Global Telesat Communication Ltd for the three and nine months ended September 30, 2015 was $717,153 and $2,083,832, or an increase of 18.8% and 10.6% as compared to the three and six months ended September 30, 2014.

Cost of Sales. During the three months ended September 30, 2015, cost of revenues increased to $697,862 compared to $401,980 for the three months ended September 30, 2014, an increase of $295,882 or 73.6%. During the nine months ended September 30, 2015, cost of revenues increased to $2,130,271 compared to $1,339,554 for the nine months ended September 30, 2014, an increase of $790,717 or 59.0%.  We expect our cost of revenues to continue to increase during fiscal 2015 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.  Gross profit margins during the three months and nine months ended September 30, 2015 were 29% and 27.9%, as compared to 33.4% and 28.9% for the comparable period in the prior year.

Operating Expenses. Total operating expenses for the three months ended September 30, 2015 were $581,428, an increase of $394,112, or 210.4%, from total operating expenses for the three months ended September 30, 2014 of $187,317. For the nine months ended September 30, 2015, total operating expenses increased $1,256,858, or 248.8%.  Factors contributing to the increase are described below.

Selling, general and administrative expenses were ($27,638) and $172,610 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $200,248 or 116.0%.  For the nine months ended September 30, 2015 and 2014, selling, general and administrative expenses were $429,991 and $366,871, respectively, an increase of $63,120 or 17.2%.  The decrease for the three months ended September 30, 2015, was due to a reclassification of certain professional fees. The increase during the nine months ended September 30, 2015 as compared to the same periods in 2014 were attributable to variable costs which increase with revenue, such as credit card processing fees, online service fees, bank charges, postage, advertising and marketing.

Salaries, wages and payroll taxes were $338,533 and $(3,764) for the three months ended September 30, 2015 and 2014, respectively, an increase of $342,297, which related primarily to adjustments in the current period which were cumulative in the prior year.  For the nine months ended September 30, 2015 and 2014, salaries, wages and payroll taxes were $629,250 and $107,389, respectively, an increase of $521,861 or 486.0%. The company has added additional personnel to accommodate and support its revenue goals, as well as, build its infrastructure for future growth and opportunities.

Professional fees were $195,136 and $939 for the three months ended September 30, 2015 and 2014, respectively, an increase of $194,197. For the nine months ended September 30, 2015 and 2014, professional fees were $453,138 and $2,989, respectively, an increase of $450,149 or 15,060.9%.  The increase during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 were primarily attributable to the Company’s reverse merger into a public company and the costs attributable to such. Other fees associated with the compliance requirements of public companies are included in Professional fees as well as fees associated with raising capital.

Depreciation and amortization expenses were $118,931 and $17,532 for the three months ended September 30, 2015 and 2014, respectively, an increase of $101,399 or 578%.  For the nine months ended September 30, 2015 and 2014, depreciation and amortization were $293,226 and $27,965, an increase of $265,260 or 948.5% increase.  The increase during the 2015 period was primarily attributable to increases in intangible assets and the associated amortization.

We expect our expenses in each of these areas to continue to increase during fiscal 2015 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $4,069 compared to $2,646 during the three months ended September 30, 2015 and 2014 respectively, increase of $1,423 or 53.8%.   Our total other expenses were $18,296 compared to $1,506 during the nine months ended September 30, 2015 and 2014 respectively, a increase of $16,790 or 1,114.8%.   The increase is primarily attributed to the increase recognized due to exchange rate variances offset by changes in the fair value of derivative instruments and interest expense.

Net Income (Loss)

We recorded net loss before income tax of $300,585 for the three months ended September 30, 2015 as compared to a net income of $11,609, for the three months ended September 30, 2014. For the nine months ended September 30, 2015 we recorded a net loss of $955,185 as compared to a net income of $37,271. The decrease is a result of the factors as described above.

Comprehensive (Loss) Income

We recorded a gain (loss) for foreign currency translation adjustments for the three and nine months ended September 30, 2015 and 2014, of $2,530 and $8,172, respectively and ($4,390) and $2,964, respectively. The fluctuations of the increase/decrease is primarily attributed to the increase recognized due to exchange rate variances. Comprehensive loss was $298,055 as compared to income of $7,219 for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, comprehensive loss was $947,013 and comprehensive income was $40,235, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2015, we had a cash balance of $217,826. Our working capital is $48,651 at September 30, 2015.

Our current assets at September 30, 2015 increased by approximately 169.7% from December 31, 2014 and included accounts receivable and inventory.

Our current liabilities at September 30, 2015 increased by 154.3% from December 31, 2014 and included our accounts payable and deferred revenue in the ordinary course of our business.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2015 amounted to $477,929 and were primarily attributable to our net loss of $955,185, offset by stock based compensation of $203,900, total amortization expense of $185,417, depreciation of $53,908, and add back of change in fair value of derivative liabilities of $342 and net change in asset and liabilities of $63,613, primarily attributable to an increase in accounts receivable of $20,361, increase in inventory of $29,821, increase in unbilled revenue of $34,910, increase in other current assets of $16,711, increase in accounts payable of $161,670, offset by a decrease in deferred revenue of $28,891.

Net cash flows provided by operating activities for the nine months ended September 30, 2014 amounted to $35,564 and were primarily attributable to our net income of $37,270 offset by net changes in assets and liabilities a of $29,672 and add back of depreciation of $27,965. These changes in assets and liabilities are primarily attributable to an increase in accounts receivable of $19,657, increase in inventory of $102,298, increase in unbilled revenue of $3,653, increase in other current assets of $22,144, an increase in accounts payable of $136,919 and a decrease in deferred revenue of $18,838.

Investing Activities

Net cash flows used in investing activities were ($408,404) and ($33,401) for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, we used cash to pay $375,000 in connection with the Share Exchange Agreement, purchase of property and equipment of $64,338 and offset by $30,934 of cash acquired from acquisition. We purchased property and equipment of $33,401 during the nine months ended September 30, 2014.

Financing Activities

Net cash flows provided by (used in) financing activities were $1,030,094 and ($53,576) for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, we received net proceeds from the sale of our common stock and preferred stock of $1,097,500 offset by repayments of related party note payable of $67,406. During the nine months ended September 30, 2014, we paid loans of $4,298 and related party note of $49,278.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2015, and the results of operations and cash flows for the nine months ended September 30, 2015 have been included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

 The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of September 30, 2015 and December 31, 2014, there is no allowance for doubtful accounts.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2015 closing rate at 1.5164 US$: GBP, average rate at 1.55048 and 1.5322 US$: GBP, for the three and nine months ended September 30, 2014 closing rate at 1.6219 US$: GBP, quarter average rate at 1.6707 and 1.66935 for the nine months ended September 30, 2014 US$, : GBP and for the year ended 2014 closing rate at 1.5576 US$: GBP, average rate at 1.6481 US$.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2015 and December 31, 2014 respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2015 to September 30, 2015:

	Conversion feature Derivative Liability	Warrant liability	Total
Balance at January 1, 2015	$—	$—	$—
Recapitalization on February 19, 2015	—	4,936	4,936
Change in fair value included in earnings	—	(342)	(342)
Balance at September 30, 2015	$—	$4,594	$4,594

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

 With respect to the fiscal quarter ending September 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to a lack of segregation of duties and the need for an updated accounting system. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls

 There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 There were no unregistered securities sold by us during the quarter  ended September 30, 2015 that were not otherwise disclosed by us in a Current Report on Form 8-K except as set forth below:

On July 15, 2015, the Company issued an aggregate of 200,000 shares of common stock upon conversion of 20,000 shares of Series Series E Preferred Stock held by the Chief Executive Officer.

On July 24, 2015, the Company issued an aggregate of 20,000 shares of common stock upon conversion of 20,000 shares of Series A Preferred Stock held by a former majority shareholder of the company.

On August 3, 2015, the Company issued and aggregate of 63,825 shares of common stock upon the conversion of 6,382.50 shares of Series E Preferred Stock.

On August 4, 2015, the Company issued and aggregate of 5,325 shares of common stock upon the conversion of 532.50 shares of Series E Preferred Stock.

On August 5, 2015, the Company issued and aggregate of 5,850 shares of common stock upon the conversion of 585 shares of Series E Preferred Stock.

On September 1, 2015, the Company issued and aggregate of 73,800 shares of common stock upon the conversion of 7,380 shares of Series E Preferred Stock.

On September 8, 2015, the Company issued and aggregate of 1,200 shares of common stock upon the conversion of 120 shares of Series E Preferred Stock.

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

Dated: November 12, 2015	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman (Principal Executive Officer)
/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)