Form 10-K/A
period 2014-12-31
Orbital Tracking Corp.
filed 2015-12-22
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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

Registrant’s telephone number, including area code: (925) 287-6432

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

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

EXPLANATORY NOTE TO AMENDMENT NO. 1

Orbital Tracking Corp. is filing this amendment (the “Amendment”) to the Company’s Form 10-K for the year ended December 31, 2014 filed with the Securities Exchange Commission on March 26, 2015 (the “Original Report”), in order to indicate on the cover page that the Company was not a “shell company” at the date of filing the Original Report.   Except as described above, no other changes have been made to the Original Report. The Amendment continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 22, 2015	ORBITAL TRACKING, CORP.

	By:	/s/ David Phipps
David Phipps
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Theresa Carlise
Theresa Carlise
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Phipps	Chief Executive Officer and Chairman (Principal Executive Officer)	December 22, 2015
David Phipps

/s/ Theresa Carlise	Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2015
Theresa Carlise