Form 10-K
period 2015-12-31
Orbital Tracking Corp.
filed 2016-03-30
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25097

ORBITAL TRACKING CORP.
(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18851 NE 29th Avenue, Suite 700 Aventura, FL	33180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 560-5355

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes []   No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date was approximately $4,295,816  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 28, 2016
Common Stock, $0.0001 par value	21,587,014

ORBITAL TRACKING CORP.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2015

i

PART I

Item 1. Business

Corporate History

On January 22, 2015, the Company changed its name to “Orbital Tracking Corp.” from “Great West Resources, Inc.” pursuant to a merger with a newly formed wholly owned subsidiary.

On March 28, 2014, the Company merged with a newly-formed wholly-owned subsidiary of the Company solely for the purpose of changing its state of incorporation to Nevada from Delaware, effecting a 1:150 reverse split of its common stock, and changing its name to Great West Resources, Inc. in connection with the plans to enter into the business of potash mining and exploration.  During late 2014, the Company abandoned its efforts to enter the potash business.

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

Our Current Business

The Company is a provider of satellite-based hardware, airtime, mapping and related services both in the United States, through its Orbital Satcom subsidiary, and internationally through its UK based subsidiary, GTCL. We sell equipment and airtime for use on all of the major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya and operate a short-term rental service for customers who desire to use our equipment for a limited time period. Our acquisition of GTCL in February 2015 expanded our global satellite based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts which entitle us to use airtime on one of the world’s largest commercial satellite networks at preferential rates.

Through GTCL, we believe we are one of the largest providers in Europe of retail satellite based hardware, airtime and services through various ecommerce storefronts, and one of the largest providers of personal satellite tracking devices. Our customers include more than 12,000 businesses, U.S. and foreign governments, non-governmental organizations and private consumers all over the world. By enabling wireless communications in areas not served or underserved by terrestrial wireless or in circumstances where terrestrial networks are not operational due to natural or man-made disasters, we seek to meet our customers' increasing desire for connectivity. Our principal focus is on growing our existing satellite based hardware, airtime and related services business line, specifically services attracting recurring revenue for the Company, and developing our own tracking devices for use by retail customers worldwide.

We operate two e-commerce websites, which offer a range of portable satellite voice, data and tracking solutions, known as Mobile Satellite Services or MSS. The e-commerce website operated by our US based Orbital Satcom subsidiary was launched in April 2015 and is due to be relaunched in the 3rd quarter of 2016 on a mobile friendly platform. Our UK subsidiary, GTCL, relaunched a new mobile friendly website in February 2016. These two sites attract customers and enquiries from potential customers from all around the world and we ship globally to customers every day who have found us through these websites. We plan to develop additional country-specific websites or offer translation options on our existing websites to target customers in South America, Asia and Europe where we anticipate there will be substantial demand for our products.

MSS Products

Our MSS products include handheld satellite phones, personal and asset tracking devices, portable high speed broadband terminals, satellite Wi-Fi hotspots, and associated mapping services, all of which work virtually anywhere in the world.  These devices rely on satellite networks and thus are not reliant on cell towers or other local infrastructure.  As a result, satellite phones and these other MSS solutions are suitable for recreational travelers and adventurers, government and military users, and corporations and individuals in the event of an emergency such as a power outage, hurricane or other natural disaster during which regular cell phone, telephone and internet service may not be available.  We purchase these products directly from the manufacturers or distribution partners and sell them directly to end users and a growing base of resellers that we have around the world.

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

Amazon Storefronts

We make portable satellite voice, data and tracking solutions easier to find and buy online through our Amazon storefronts. We currently have storefronts on Amazon.com in the US, and many other Amazon sites including the UK, Germany, France, Spain, Italy, Mexico, Japan and Canada. We have invested in personnel to translate our listings correctly in the different countries we are represented in and are regularly improving and increasing our listings on all Amazon sites. We currently have more than 1,600 product listings on all Amazon sites and invest in inventory to hold at Amazon’s various warehouses around the world to ensure that orders are shipped and received by customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high speed broadband terminals, and satellite Wi-Fi hotspots.  We expect to open more Amazon storefronts before the end of 2016.

Mapping and Tracking Portal

Our advanced mapping and tracking portals, www.orbitaltrack.com offered by Orbital Satcom, and www.gtctrack.com offered by GTCL, have been developed by us and are available for use by registered customers. OrbitalTrack and GTCTrack display real-time worldwide asset location reports including position, speed, altitude and heading and also provides past location and movement history reports on a wide range of tracking devices. These mapping portals are available to all of our customers to monitor their assets and we intend to aggressively pursue new customers for this application.

Proprietary Satellite Tracking Products

We have developed our first own brand global tracking product, a dual-mode asset tracker, which will be available in the marketplace later this year following final testing and receipt of necessary regulatory and compatibility certifications. The Company’s dual-mode asset tracker was designed to address the current technical and service cost challenges facing the global Asset Management Systems market, a market growing at a 20.5% compound annual growth rate and estimated to reach a value of $18.87 billion by 2020 according to research by Market and Markets. The first product designed and developed by the Company, the dual-mode tracker utilizes both cellular and satellite technology to provide truly global tracking, automatically switching between the cellular and satellite links making it an ideal solution for use in both populated and remote areas, including trans-oceanic routes. For commercial users in transportation, shipping, logistics, fleet management and construction, it features detailing reporting alerts, status and GPS location data allowing cargo and vehicles to be tracked nearly anywhere in the world while lowering operating costs by utilizing cellular when available and satellite in remote areas, optimizing roaming charges and delivering significant cost savings.

We anticipate that we will be able to develop and certify the new dual-mode tracker for approximately $50,000 to $75,000 and believe there is strong customer demand based on existing customer requests.

We also intend to develop additional personal and asset tracking products suitable for government and recreational users. Users of these devices will be able to see the location and movements of their devices through our OrbitalTrack or GTCTrack portals. Anticipated costs for completion are approximately $75,000 to $100,000. These products will operate on the Iridium, Inmarsat, Globalstar and Thuraya satellite networks.

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

Competition

The competitors for our satellite telecommunications services and products are other leading satellite networks such as Iridium, Inmarsat, Thuraya and Globalstar, and their various resellers such as Network Innovations, Applied Satellite Technology (AST) and Satcom Global, some of which are also our suppliers. We expect the competition for our satellite telecommunications services and our satellite tracking and monitoring services to increase significantly as the market demand accelerates. We believe that we will be well positioned to compete for the satellite telecommunications services business largely on a cost basis and due to our global presence with various websites and Amazon storefronts. We believe that we will be able to charge our customers lower prices for satellite airtime than our competitors due to the preferential pricing we have with Globalstar due to the Globalstar agreements. We believe that we will be able to compete in the MSS market due to our competitive pricing, varied products and easy to use website and Amazon storefront.

Intellectual Property

Our success and ability to compete depends in part on our ability to maintain our trade secrets. All of our employees and consultants are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. In connection with the purchase of the contracts from GTC and related agreements, GTC and its parent World Surveillance Group, Inc. agreed to keep confidential certain information. In February 2015 we purchased certain software, including source code and executable code, and electronic files required for the development of dual mode trackers. On October 13, 2015, we purchased appliques, which are demodulator and RF interfaces located at various ground stations for gateways.

Research and Development

On February 19, 2015, the Company issued 1,000,000 shares of common stock, at $0.05 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.  We spent $50,000 and $0, respectively, in the fiscal years ending December 31, 2015 and December 31, 2014 on research and development.

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

Employees

We currently have 8 full time and 1 part time employee, not including David Phipps, our Chief Executive Officer and President, and Theresa Carlise, our Chief Financial Officer. Mr. Phipps and Ms. Carlise work for us full time.

 Item 1A. Risk Factors

Risks Related to Our Business

Product development is a long, expensive and uncertain process.

 The development of satellite tracking devices is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We continue to make significant investments in research and development relating to our satellite ground stations and tracking devices and our other businesses.  Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products.  We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

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

We believe there exist control deficiencies in our internal control over financial reporting as of December 31, 2015, including those related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.  Those deficiencies, and others, were exacerbated by our entrance into the mobile satellite communications business in December 2015 and consummation of the Share Exchange in February 2015.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related to Our Organization and Our Common Stock

Certain shareholders will be able to exert significant influence over us to the detriment of minority stockholders.

   Our ten largest shareholders beneficially own approximately 50.98% of our outstanding common stock as of March 28, 2016, as calculated according to voting power. These stockholders, if they act together, will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

On March 5, 2016, the Company’s’ shareholders approved to increase the authorized common and preferred shares.  On March 9, 2016, the Company filed with the Secretary of the State of Nevada, its amended articles of incorporation, reflecting the shareholders' approval.  We are authorized to issue an aggregate of 750,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.  The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) below the price an investor paid for stock.  Further, in the event that we issue common stock or securities convertible into common stock at a price that is lower than $0.05 per share of common stock, subject to certain exceptions, holders of an aggregate of 25,624,425 shares of our common stock and common stock underlying certain preferred shares will be entitled to receive additional securities.  We will be required to issue to these holders additional securities such that they will hold that number of shares of common stock or securities convertible into common stock as if they had originally purchased their securities at the lower price.

Conversion of our outstanding preferred stock may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of our outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, will dilute the ownership interests of existing stockholders. We have authorized 20,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and currently have no Series A Preferred Stock outstanding. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the preferred stock may encourage short selling by market participants because the conversion of the preferred stock could be used to satisfy short positions, or anticipated conversion of the preferred stock into shares of our common stock could depress the price of our common stock.

The total number of shares of preferred stock authorized, preferred stock issued and outstanding as of March 28, 2016 and common stock that may be issued upon conversion of each class of preferred stock as of March 28, 2016 is set forth below.

Class of Preferred Stock	Authorized Shares of Preferred Stock	Issued and Outstanding March 28, 2016	Underlying Shares of Common Stock Issuable March, 28, 2016 (1)	Beneficial Ownership Limitation
Series A Preferred Stock	20,000	-	-	9.99%
Series B Preferred Stock	30,000	6,666	33,330	9.99%
Series C Preferred Stock	4,000,000	3,337,442	33,374,420	4.99%
Series D Preferred Stock	5,000,000	4,581,844	91,636,880	4.99%
Series E Preferred Stock	8,746,000	8,584,089	85,840,890	4.99%
Series F Preferred Stock	1,100,000	1,099,998	1,099,998	4.99%

(1)	Not accounting for any applicable limitations on beneficial ownership.

Even though the holders of the convertible preferred stock may not convert these securities if they would own more than 9.99% or 4.99%, as applicable, of the then-outstanding common stock, this restriction does not prevent these holders from selling some of their holdings and then converting additional shares. In this way, the holders could sell more than these limits while never holding more than those limits.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2016 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

Our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock with powers, rights and preferences designated by it.  See “Preferred Stock” in the section of this Current Report titled “Description of Securities.” Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company.  The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property.

We rent our office space at 18851 N.E. 29th Ave, Suite 700, Aventura, Florida 33180 for $175 per month and our facilities in Poole, England for £1,833 per month, or $2,802 per month at the yearly average conversation rate of 1.52855.

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

Not applicable.

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

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets, as adjusted for our 150:1 reverse split approved by FINRA April 21, 2014 (the “Reverse Split”). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value.  The last reported sales price of our common stock on the OTC Markets on March 28, 2016 was $0.199 per share.

Year ended December 31, 2014	High	Low
First Quarter	$9.00	$3.00
Second Quarter	9.95	4.95
Third Quarter	4.95	0.91
Fourth Quarter	1.35	0.51
Year ended December 31, 2015
First Quarter	$2.37	$0.90
Second Quarter	1.65	0.79
Third Quarter	1.10	0.79
Fourth Quarter	1.75	0.81

Equity Compensation Plan Information

As of December 31, 2015 we had issued and outstanding options to purchase 2,850,000 shares of common stock and warrants to purchase 5,000 shares of common stock. The weighted average exercise price of the options and warrants were $0.05 and $4.50, respectively. The foregoing securities were not issued under any equity compensation plan.

The following table provides information about our equity compensation plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	-	226,667
Equity compensation plans not approved by security holders	-	-	-
Total	0	-	226,667

Holders

As of March 28, 2016, we had 21,587,014 shares of our common stock issued and outstanding held by approximately 428 stockholders of record.

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

Item 6. Selected Financial Data.

We qualify as a smaller reporting company, as defined by Rule 229.10(f) (1), and are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including those relating to our liquidity, our belief that we will not have sufficient cash and borrowing capacity to meet our working capital needs for the next 12 months without further financing, our expectations regarding acquisitions and new lines of business, gross profit, gross margins and capital expenditures., Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

  On March 28, 2014, the Company merged with a newly-formed wholly-owned subsidiary of the Company solely for the purpose of changing its state of incorporation to Nevada from Delaware, effecting a 1:150 reverse split of its common stock, and changing its name to Great West Resources, Inc. in connection with the plans to enter into the business of potash mining and exploration.  During late 2014, the Company abandoned its efforts to enter the potash business.

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

On December 10, 2014, the Company entered the satellite voice and data equipment sales and service business through the purchase of certain contracts from Global Telesat Corp. These contracts permit the Company to utilize the Globalstar, Inc. and Globalstar LLC (collectively, “Globalstar”) mobile satellite voice and data network.  The purchase price for the contracts of $250,000 was paid by the Company under an asset purchase agreement by and among the Company, its wholly-owned subsidiary Orbital Satcom Corp. (“Orbital Satcom”), GTC and World Surveillance Group, Inc., which owns 100% of GTC.  Also on December 10, 2014, the Company, Orbital Sub, GTC and World entered into a license agreement pursuant to which GTC granted to Orbital Sub a fully paid and irrevocable non-exclusive license to use certain equipment owned by GTC or its affiliates consisting of “Appliqués” located in Globalstar’s facilities.  The Company issued GTC 2,222,222 shares of its common stock as consideration for the license.  Subsequently, on October 13, 2015, the Company purchased the Appliqués for an additional cash consideration of $125,000.

In December 2014 and January 2015, the Company issued a consultant an aggregate of 400,000 shares of its common stock as compensation for services provided.  The Company and the consultant agreed to cancel these shares in February 2015.

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

On January 23, 2015, the Company settled in full $156,000 owed to certain vendors.  On such date, the Company paid the vendors $35,000 and issued them an aggregate of 1,650,000 shares of its common stock.  The Company further agreed that upon the close of its next financing, it would pay the vendors an additional $10,000 cash, issue 850,000 shares of common stock or common stock equivalents and convert an aggregate of $56,221 into securities on the same terms offered to investors in the financing.  On February 19, 2015, the Company issued an aggregate of 197,443 shares of Series C Convertible Preferred Stock to certain of these vendors in connection with its settlement agreements.

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

On February 19, 2015, the Company issued an aggregate of 1,675,000 shares of common stock to certain current consultants, former consultants and employees.  These shares consist of (i) 250,000 shares of common stock issued to a consultant as compensation for services relating to the provision of satellite tracking hardware and related services, sales and lead generation, (ii) one million shares of common stock issued to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property, (iii) 250,000 shares of common stock, subject to a one year lock up, issued to the Company’s controller and (iv) 175,000 shares of common stock issued to MJI in full satisfaction of outstanding debts. MJI agreed to sell only up to 5,000 shares per day and the Company has a six-month option to repurchase these shares at a purchase price of $0.75 per share.

On June 18, 2015, the Company issued an aggregate of 150,000 shares of its common stock, valued at $0.79 per share, or $118,500 to an investor relations consultant for compensation of services.

On October 13, 2015, the Company through its wholly owned subsidiary, Orbital Satcom Corp, purchased from World Surveillance Group, Inc., and its wholly owned subsidiary, Global Telestat Corp the “Globalstar” license and equipment, which it had previously leased.  On December 10, 2014, the Company entered into a License Agreement with World Surveillance Group, Inc., and its wholly owned subsidiary, Global Telestat Corp, by which the Company had an irrevocable non-exclusive license to use certain equipment, consisting of Appliques for a term of ten years.  Appliques are demodulator and RF interfaces located at various ground stations for gateways.  The Company issued 2,222,222 common shares, valued at $1 per share based on the quoted trading price on date of issuance, or $2,222,222. The company reflected the license as an asset on its balance sheet with a ten-year amortization, the term of the license.  On October 13, 2015, the Company acquired the license for additional consideration of $125,000 in cash. The Company valued the asset at $2,160,016, which is the unamortized balance of the Appliques License, $2,043,010 plus the consideration of $125,000.

On December 21, 2015, the Company entered into a Placement Agent Agreement with Chardan Capital Markets LLC, as Agent, pursuant to which the Placement Agent agreed to serve as the non-exclusive placement agent for the Company in connection with any private placement from December 21, 2015 through January 15, 2017.  The Company agreed to pay the Placement Agent a cash fee of $50,000 and issue the Placement agent 250,000 shares of common stock following the issuance of at least $900,000 of securities prior to the expiration of the term of the Placement Agent Agreement.  On December 28, 2015, upon closing of the note purchase and Series F subscription agreements, the Company paid the respective fees and issued the common shares.

On December 28, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series F Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series F Convertible Preferred Stock.  Pursuant to the Series F Certificate of Designation, the Company designated 1,100,000 shares of its blank check preferred stock as Series F Convertible Preferred Stock. Each share of Series F Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series F Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series F Convertible Preferred Stock’s preferential payment and over our common stock. The Series F Convertible Preferred is convertible into one (1) share of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series F Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F Convertible Preferred Stock.  Each share of Series F Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series F Convertible Preferred Stock entitles the holder to cast one (1) votes per share of Series F Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

On December 28, 2015, the Company entered into separate subscription agreements with accredited investors relating to the issuance and sale of $550,000 of shares of Series F convertible preferred stock at a purchase price of $0.50 per share. The Preferred F Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred F Share divided by the conversion price. The stated value of each Preferred F Share is $0.50 and the initial conversion price is $0.50 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price for a period of two years from the closing, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Preferred F Shares with a conversion price equal to the lower price issuance.

On December 28, 2015, the Company entered into separate note purchase agreements with accredited investors relating to the issuance and sale of an aggregate of $605,000 in principal amount of original issue discount convertible notes for an aggregate purchase price of $550,000.

The Notes mature on December 28, 2017.  The Company must repay 1/24th of the principal of the Notes each month commencing January 18, 2016.  The Notes do not bear interest except that all overdue and unpaid principal bears interest at a rate equal to the lesser of 18% per year or the maximum rate permitted by applicable law.  The Notes are convertible into common stock at the option of the holder at a conversion price of $1.00, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events; provided however, that the principal and interest, if any, on the Notes may not be converted to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Notes.  Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price for a period of one year from the closing, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Notes with a conversion price equal to the lower price issuance.

Pursuant to the Subscription Agreement and Note Purchase Agreement, the Company agreed to use its reasonable best efforts to effectuate the increase of its authorized shares of common stock from 200,000,000 shares of common stock to 750,000,000 shares of common stock on or prior to January 31, 2016. The Company’s shareholders on March 5, 2016, approved the increase in authorized common and preferred share. $350,000 of the proceeds from the sale of Preferred F Shares and the Notes are intended to be utilized for public relations and expenses associated with publications, reports and communications with shareholders and others concerning the company's business.  The Subscription Agreement provides the purchasers of the Preferred F Shares with a 100% right of participation in all future securities offerings of the Company, subject to customary exceptions.

On December 28, 2015 the Company and Theresa Carlise, its Chief Financial Officer, amended her employment agreement, dated June 9, 2015. Pursuant to the Amendment, which is effective December 1, 2015, the term of Ms. Carlise’s employment was extended to December 1, 2016 from June 9, 2016, her annual salary was increased to $140,000 from $72,000 and she agreed to devote her full business time to the Company.  The term of the Original Agreement, as amended by the Amendment, shall automatically extend for additional terms of one year each, unless either party gives prior written notice of non-renewal to the other party no later than 60 days prior to the expiration of the initial term or the then current renewal term, as applicable.

 Also on December 28, 2015, the Company issued Ms. Carlise options to purchase up to 500,000 shares of common stock and issued Hector Delgado, a director of the Company, options to purchase up to 200,000 shares of common stock.  The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the Plan.  The options have an exercise price of $0.05 per share, vest immediately, and have a term of ten years.

On January 15, 2016, the Company engaged IRTH Communications LLC., for a term of 12 months to provide investor relations, public relations, internet development, communication and consulting services. As consideration for its services, IRTH will receive from the Corporation a monthly fee of $7,500 and as a single one-time retainer payment, $100,000 worth of shares of the Company’s common stock; calculated by the average closing price of the Company’s common stock on its principal exchange for the 10 (ten) trading days immediately prior to the execution of this Agreement; which shares shall be Restricted Securities, pursuant to the provisions of Rule 144. As additional compensation, in the event the Company, during or within two (2) years after the term of this Agreement, receives investment monies (debt, equity or a combination thereof) from investor(s) introduced to the Company by IRTH as described herein, Company agrees to pay IRTH a finder's fee equal to three percent (3%) of all gross monies invested by investor(s) and received by Company.

On February 11, 2016, the Company issued 136,612 shares of its common stock, valued at $0.60 per share, or $81,967, to IRTH Communications LLC for services, as disclosed above.

On March 3, 2016, the Company entered into an Executive Employment Agreement with David Phipps, its Chairman, President and Chief Executive Officer, effective January 1, 2016.  Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President, and receive an annual base salary equal to the sum of $144,000 and £48,000.  Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board.  Also on March 3, 2016 and effective January 1, 2016, the Corporation’s wholly owned subsidiary Orbital Satcom Corp. and Mr. Phipps terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000.  The other terms of the Original Agreement are identical to the terms of the Employment Agreement.  Mr. Phipps remains the President of Orbital Satcom.

We had net cash used in operations of approximately $620,944 during the year ended December 31, 2015. At December 31, 2015, we had a working capital of approximately $695,117.  Additionally, at December 31, 2015, we had an accumulated deficit of approximately $2,011,483 and stockholder’s equity of $2,881,792. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

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

Results of Operations

Net Revenue.  For the year ended December 31, 2015 and 2014, revenues generated were approximately $3,950,601 and $2,420,645, an increase of $1,529,956 or 63.2%.  Revenues were derived primarily from the sales of satellite phones, accessories and the airtime plans.  Our wholly owned subsidiary, Orbital Satcom Corp., represented $1,181,007 of the increase.  Comparable sales for Global Telestat Communications LTD increased 14.2% or $348,949, from $2,420,645 to $2,769,594.

Cost of Sales. During the year ended December 31, 2015, cost of revenues increased to $2,838,521 compared to $1,739,388 for the year ended December 31, 2014, an increase of $1,099,133 or 63.2%. Our wholly owned subsidiary, Orbital Satcom Corp., represented $793,715 of the increase, or 72.2%. We expect our cost of revenues to continue to increase during fiscal 2016 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.  Gross profit margins during the year ended December 31, 2015 and 2014 were 28.2% and 28.1%, respectively.

Operating Expenses. Total operating expenses for the year ended December 31, 2015 were $3,103,405, an increase of $2,435,964, or 365.0%, from total operating expenses for the year ended December 31, 2014 of $667,441.

Selling, general and administrative expenses were $644,870 and $401,114 for the year ended December 31, 2015 and 2014, respectively, an increase of $243,756 or 60.8%.  The increases were attributable to variable costs, which increase with revenue, such as credit card processing fees, online service fees, bank charges, postage, advertising and marketing.

Salaries, wages and payroll taxes were $582,226 and $241,510 for the year ended December 31, 2015 and 2014, respectively, an increase of $340,716, or 141.1%.  Additionally the increase is related to costs associated with personnel to support the requirements for public companies as well as, personnel to accommodate and support revenue goals and build the Company’s infrastructure for future growth and opportunities.

Stock based compensation were non-cash expenses, for awards of 1,100,000 shares of Company’s stock and 2,850,000 fully vested options to purchase common stock at an exercise price of $0.05 per share, to employees and a director. For the year ended December 31, 2015, stock based compensation was $1,072,500.  For the year ended December 31, 2014, there was no stock based compensation.

Professional fees were $505,762 and $4,215 for the year ended December 31, 2015 and 2014, respectively, an increase of $501,547 or 11898%.  The increase during the year ended December 31, 2015 as compared to the prior year in 2014 was primarily attributable to the Company’s reverse merger into a public company and the costs attributable to such. Investor relations represented 42% of the increase or $214,648.  Other fees associated with the compliance requirements of public companies are included in Professional fees as well as fees associated with raising capital.  On December 28, 2015, $350,000 of the Company’s proceeds from convertible notes and preferred stock subscriptions, $1.1 million, has been reserved for investor awareness costs.

Depreciation and amortization expenses were $298,047 and $20,602 for the year ended December 31, 2015 and 2014, respectively, an increase of $277,445, or 1346.7%. The increase during the 2015 period was primarily attributable to increases in intangible assets and the associated amortization.  Amortization for the year ended December 31, 2015 and 2014 was $203,635 and $0, respectively.

We expect our expenses in each of these areas to continue to increase during fiscal 2016 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $72,886 compared to $7,325 during the year ended December 31, 2015 and 2014 respectively, increase of $65,561 or 894.9%.  The increase is primarily attributed to the increase recognized due to changes in the fair value of derivative instruments, exchange rate variances and interest expense.

Net Income (Loss)

We recorded net loss before income tax of $2,064,211 for the year ended December 31, 2015 as compared to a net income of $6,490, for the year ended December 31, 2014. The decrease is a result of the factors as described above.

Comprehensive (Loss) Income

We recorded a loss for foreign currency translation adjustments for the year ended December 31, 2015 and 2014, of $11,414 and $849, respectively. The fluctuations of the increase/decrease is primarily attributed to the increase recognized due to exchange rate variances. Comprehensive loss was $2,075,625 as compared to income of $5,641 for the year ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2015, we had a cash balance of $963,329. Our working capital is approximately $505,149 at December 31, 2015. On December 28, 2015, the Company received gross proceeds of $1.1 million from sale of convertible notes payable and stock subscriptions.

Our current assets at December 31, 2015 increased to $1,632,349 from $384,034, or 325% from December 31, 2014 and included cash, inventory, accounts receivable, unbilled revenue, prepaid expenses and other current assets. Cash represented proceeds from the sale of convertible notes payable and Preferred Series F stock subscriptions. Prepaid expenses primarily represent services to consultants, which are amortized over the length of the contract.

               Our current liabilities at December 31, 2015 increased to $1,127,200 from $388,076 or an increase of $739,124, or 190.5% from December 31, 2014 and included our accounts payable, accrued expenses, due to related party, associated derivative liability and liabilities of discontinued operations.  In February 2015, we have settled in full approximately $353,000 of amounts included in accounts payable and accrued expenses in January 2015. The Company agreed to pay an aggregate of approximately $47,600 cash, issue 850,000 shares of common stock or securities convertible into 850,000 shares of common stock and convert an aggregate of $56,221 into securities on the same terms offered to investors in the Company’s next qualified financing as defined in the settlement agreements.  On December 28, 2015, the Company received proceeds from its convertible notes payable of $550,000 and recorded the associated derivative liabilities.  As of December 31, 2015 and 2014, the Company had a derivative liability balance from its convertible notes payable of $311,373 and $0, respectively.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2015 amounted to $620,944 and were primarily attributable to our net loss of $2,064,211 offset by; stock based compensation of $1,072,500, depreciation expense of $94,412, amortization expense of $332,956, change in fair value of derivative liabilities, net $63,454 and imputed interest of $5,581. Changes in operating assets and liabilities were reflected by decreases in accounts receivable of $853 and deferred revenue of $12,230, and increases in; inventory of $27,577, unbilled revenue of $40,150, other current assets of $6,358, accounts payable and accrued expenses of $16,359.

Net cash flows provided by operating activities for the year ended December 31, 2014 amounted to $21,863 and were attributable to our net income of $6,492 offset by depreciation expense of $20,602. Changes in operating assets and liabilities reflected increases in; accounts receivable of $52,947, inventory of $51,085, unbilled revenue of $10,732, other current assets of $16,305, accounts payable and accrued expenses of $115,785 and deferred revenue of $10,053.

Investing Activities

Net cash flows used in investing activities were $559,913 and $31,635 for the year ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, we used cash to pay $375,000 in connection with the Share Exchange Agreement, purchase of property and equipment of $215,847, which was offset by $30,934 of cash acquired from acquisition. For the year ended December 31, 2014, we purchased property and equipment of $31,635.

Financing Activities

Net cash flows provided by (used in) financing activities were $2,089,708 and ($31) for the year ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, we received proceeds from convertible notes payable of $550,000, and sale of our common and preferred stock for $1,647,501, which we will be using for working capital purposes, offset by payments of related party payable of $107,793.  During the year ended December 31, 2014, we had repayments of notes payable of $4,298 and net proceeds of related party for $4,267.

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

See pages F-1 through F-32.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2015, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2015, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.  The Company has been actively addressing the evaluation and has retained a full-time Chief Financial Officer during the last quarter of its fiscal year.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2015.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.  During the last quarter of its fiscal year, the Company has retained a Chief Financial Officer full time to address these issues.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our officers, directors and significant employees as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

David Phipps	50	February 19, 2015	Chief Executive Officer, President and Chairman

Hector Delgado	47	May 27, 2015	Director

Theresa Carlise	57	June 9, 2015	Chief Financial Officer, Treasurer and Secretary

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

David Phipps, Chief Executive Officer and Chairman, 50, has served as the Managing Director of GTCL since 2008 and as the President of GTC, a competitor of the Company, from 2003 through 2014.  He has served as the President of Orbital Satcom since February 19, 2015, as Chairman of the Board of Directors of the Company since February 24, 2015 and Chief Executive Officer since February 25, 2015.  Mr. Phipps was chosen as a director of the Company based on his knowledge of and relationships in the global satellite communications business.

            Hector Delgado, Director, 47, was appointed to the Board of Directors on May 27, 2015.  Mr. Delgado is currently the Executive Officer of the Naval Reserve Special Operations Command South (SOCSOUTH) Detachment 108.  He has also served as a Special Agent in the United States Department of Homeland Security since 1995 and as the Managing Member of ISR Strategies, LLC, a full service security consulting company, since 2010.  He is a United States Navy SEAL with active and reserve service for over twenty-eight years.  In 2006, he was mobilized and served a combat tour in Ramadi, Iraq with SEAL Team THREE receiving a Navy Commendation Medal with Combat “V”.   He has served with SEAL Teams TWO, THREE, FOUR, EIGHTEEN and Special Operations Command Central and South.  Mr. Delgado has participated in tours of duty in the Middle East, Europe, Africa and South America.  He has also served as an adjunct instructor at the United States Merchant Marine Academy teaching maritime security and conducting International Ship Security Code (ISPS) training and assessments.  His managerial expertise has been refined not only in a military environment, but also extensively in the governmental sector, where he has been responsible for the budgets, training, and logistics of thousands of people.  Mr. Delgado was chosen as a director of the Company based on his leadership and entrepreneurial experience and particular familiarity with the military and governmental agencies.

 Theresa Carlise, Chief Financial Officer, Treasurer and Secretary, 57, was appointed Chief Financial Officer, Treasurer and Secretary on June 9, 2015.  She joined the Company from FTE Networks (OTCBB FTNW), a leading provider of infrastructure services for the telecommunications and wireless sector, where she served as a financial advisor from May 2014 through March 2015. Chief Financial Officer and director from September 2011 through May 2014. Prior to FTE Networks, she served as the Chief Executive Officer, Chief Financial Officer and a director of Control System & Instrumentation (CSI) Consultants, which provided information technology consulting and system design to the industrial and manufacturing sectors, from July 2010 to September 2011 and as Chief Financial Officer and a director of Las Vegas Railway Express, Inc. (OTCBB LVRE), a developer of passenger rail transportation and related ancillary services, from December 2009 through July 2010. Ms. Carlise also served as the Chief Financial Officer of Shearson Financial Network, Inc. (OTCBB SFNN), and as Chief Financial Officer, senior vice president and a director of National Record Mart, Inc., (NASDAQ NRMI).  From October 2006 to November 2007 Ms. Carlise served as Chief Financial Officer of Shearson Financial Network, Inc., a direct to consumer mortgage banking company. Declining market conditions in the mortgage banking industry in 2007, contributed to the Company filing a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June of 2008. Ms. Carlise holds a Bachelor of Science in Finance from Indiana University of Pennsylvania.

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

Director Independence

Mr. Phipps is not an "independent" director based on the definition of independence in the listing standards of the NASDAQ Stock Market (“NASDAQ”).  Mr. Delgado is an "independent" director based on the definition of independence in the listing standards of NASDAQ.

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

Item 11. Executive Compensation.

The following table summarizes the overall compensation earned over each of the past two fiscal years ended December 31, 2015 by each person who served as a named executive officer during the fiscal year ended December 31, 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
David Phipps Chief Executive Officer,	2015	$165,000		$58,000	$223,000
President and Chairman (2)	2014	-	-	-

Theresa Carlise Chief Financial Officer,	2015	$47,507	$650,000	-	$697,507
Secretary and Treasurer (3)	2014	-	-	$5,000	$5,000

David Rector (4) (Chief Financial Officer and Secretary; Former Chief Executive Officer )	2015	-	$150,000	$24,000	$174,000
	2014	-	-	$15,000	$15,000

(1)
Reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718.  All stock awards have been adjusted for our 1:150 reverse stock split effective March 28, 2014.

(2)
Mr. Phipps was appointed as our Chief Executive Officer, President, Chief Financial Officer and Treasurer on February 19, 2015.  He resigned on June 9, 2015, from his positions as Chief Financial Officer and Treasurer.

(3)
Ms. Carlise was appointed as our Chief Financial Officer, Secretary and Treasurer on June 9, 2015.  On December 28, 2015, Ms. Carlise was granted ten year option to purchase shares of common stock.  The option is immediately exercisable into 500,000 shares of common stock at a purchase price of $0.05 per share.

(4)
Mr. Rector was appointed as our Chief Executive Officer, Chief Financial Officer and Secretary on October 15, 2014.  He resigned as Chief Executive Officer on February 25, 2015. On February 19, 2015, Mr. Rector was issued 850,000 shares of common stock and a seven-year option to purchase shares of common stock.  The option is immediately exercisable into 2,150,000 shares of common stock at a purchase price of $0.05 per share.  The Company has paid an affiliated company of which Mr. Rector is the President $24,000 and $15,000, for the years ended December 31, 2015 and 2014, respectively.

Agreements

On February 19, 2015, Mr. Rector was issued 850,000 shares of common stock and a seven-year option to purchase shares of common stock.  The option is immediately exercisable into 2,150,000 shares of common stock at a purchase price of $0.05 per share.  The Company has paid an affiliated company of which Mr. Rector is the President $24,000 and $15,000, for the years ended December 31, 2015 and 2014, respectively.

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

On March 3, 2016, the Company entered into an Executive Employment Agreement with Mr. Phipps, effective January 1, 2016. Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President, and receive an annual base salary equal to the sum of $144,000 and £48,000, or $73,370 at the yearly conversion rate of 1.52855. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. Also on March 3, 2016 and effective January 1, 2016, the Corporation’s wholly owned subsidiary Orbital Satcom Corp. and Mr. Phipps, terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000. The other terms of this agreement with the Company are identical to the terms of Mr. Phipps’ employment agreement with Orbital Satcom described above.

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

On December 28, 2015, the Company amended its employment agreement with Ms. Carlise, its Chief Financial Officer, effective December 1, 2015. The term of Ms. Carlise’s employment was extended to December 1, 2016 from June 9, 2016, her annual salary was increased to $140,000 from $72,000 and she agreed to devote substantially all of her business time exclusively to the Company.

Also on December 28, 2015, the Company issued Ms. Carlise options to purchase up to 500,000 shares of common stock and issued Hector Delgado, a director of the Company, options to purchase up to 200,000 shares of common stock.  The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the Plan.  The options have an exercise price of $0.05 per share, vest immediately, and have a term of ten years.

Directors’ Compensation

Jenna Foster, a former GTCL Shareholder and the Secretary of GTCL, was appointed director of the Company on February 19, 2015.  She received 400,000 shares of common stock and 320,000 shares of Series E Preferred Stock in the share exchange.  Ms. Foster resigned as a director on February 24, 2015.

On May 19, 2015, the Board approved quarterly payments of $3,500, to its Director, Hector Delgado.  On December 28, 2015, the Board awarded Mr. Delgado fully vested options to purchase up to 200,000 shares of common stock at an exercise price of $0.05 with a ten-year term.

Mr. Phipps and Mr. Delgado receive no compensation from the Company except as described above.

 Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

226,667 shares (post-split), of our common stock are reserved for issuance under the 2014 Equity Incentive Plan as awards to employees, directors, consultants, advisors and other service providers.  There are no outstanding equity awards as of December 31, 2015 as reserved under the 2014 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables sets forth, as of March 28, 2016, the number of and percent of the Company’s common stock beneficially owned by: (1) all directors and nominees, naming them; (2) our executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 28, 2016 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 28, 2016 have been exercised and converted.

Amount and Nature of Beneficial Ownership

	Total Voting Power (1)			Common Stock (1)			Series B Preferred Stock (2)		Series C Preferred Stock (3)			Series D Preferred Stock (4)			Series E Preferred Stock (5)		Series F Preferred Stock (6)
				Number of Shares		Percent	Shares Beneficially Held	Percent	Shares Beneficially Held		Percent	Shares Beneficially Held		Percent	Shares Beneficially Held	Percent	Shares Beneficially Held		Percent
Name and Address of Beneficial Owner (7)
Directors and Executive Officers
David Phipps	1,077,192		3.63%	1,077,192	(8)	3.25%	-	-	-		-	-		-	6,387,589	74.41%	-		-
Hector Delgado	-		-	200,000	(9)	0.60%	-	-	-		-	-		-			-		-
Theresa Carlise	-		-	500,000	(10)	1.51%	-	-	-		-	-		-	-	-	-		-
Directors and Executive Officers as a Group (3 persons)	1,077,192		3.63%	1,777,192	(8)(9)(10)	5.37%	-	-	-		-	-			6,387,589	74.41%	-		-

Certain Persons
Global Telesat Corp. (11)	2,222,222		7.48%	2,222,222	(12)	6.71%	-	-	-		-	-		-	-	-	-		-
Frost Gamma Investments Trust (13)	1,077,192	(14)	3.63%	1,077,192	(14)	3.25%	-	-	1,740,000		52.14%	-		-	-	-	-		-
Barry Honig (15)	1,077,192	(16)	3.63%	1,077,192	(17)	3.25%	3,333	50.00%	-		-	1,544,444	(18)	31.74%	-	-	116,666	(18)	10.61%
Michael Brauser (19)	1,077,192	(20)	3.63%	1,077,192	(21)	3.25%	3,333	50.00%	-		-	1,931,066		39.52%	-	-	116,666		10.61%
Intracoastal Coastal Capital LLC (22)	666,666	(23)	2.25%	666,666	(24)	2.01%	-	-	-		-	-		-	-	-	666,666		60.61%
ADH Capital Ventures LLC (25)	1,077,192	(26)	3.63%	1,077,192	(26)	3.25%	-	-	300,000		8.99%	-			-	-	-		-
Sandor Capital Master Fund LP (27)	1,077,192	(28)	3.63%	1,077,192	(28)	3.25%	-	-	800,000	(29)	26.97%	735,000		15.00%	-	-	200,000		18.18%
Point Capital (30)	1,077,192	(31)	3.63%	1,077,192	(31)	3.25%	-	-	200,000		5.99%	100,000		2.00%	-	-	-		-

Amount and Nature of Beneficial Ownership Continued

	Total Voting Power (1)			Common Stock (1)			Series B Preferred Stock (2)		Series C Preferred Stock (3)		Series D Preferred Stock (4)			Series E Preferred Stock (5)			Series F Preferred Stock (6)
				Number of Shares		Percent	Shares Beneficially Held	Percent	Shares Beneficially Held	Percent	Shares Beneficially Held		Percent	Shares Beneficially Held		Percent	Shares Beneficially Held	Percent
Name and Address of Beneficial Owner (7)
Directors and Executive Officers
John Stetson (32)	1,077,192	(33)	3.63%	1,077,192	(33)	3.25%	-	-	-	-	171,334	(34)	3.50%	-		-	-	-
Friendship Circle of North Broward and South Palm Beach Inc. (35)	1,578,680	(36)	5.32%	1,578,680	(36)	4.77%	-	-	-	-	-		-	-		-	-	-
The Joe & Helen Darion Foundation Inc. (37)	1,458,620	(38)	4.91%	1,458,620	(38)	4.40%	-	-	-	-	-		-	-		-	-	-
The Erica & Mark Groussman Foundation Inc. (39)	1,440,000	(40)	4.85%	1,440,000	(40)	4.35%	-	-	-	-	-		-	-		-	-	-
Concentric Engineering LLC (41)	1,000,000	(42)	3.37%	1,000,000	(42)	3.02%	-	-	-	-			-	-		-	-	-
DL2 Capital (43)	1,077,192	(44)	3.63%	1,077,192	(44)	3.25%	-	-	-	-	-		-	1,935,500	(44)	22.55%	-	-
The David Stephen Group LLC (45)	850,000		2.86%	3,000,000	(46)	9.06%	-	-	-	-	-		-	-		-	-	-
Total Voting Capital and Shares Outstanding	29,690,942			33,122,607			6,666		3,337,442		4,581,844			8,584,089			1,099,998

(1) In determining the voting power held by a person or entity on March 28, 2016, the percentage of total voting power represents voting power with respect to all shares of our common stock and preferred stock, as a single class. The holders of our common stock are entitled to one vote per share, holders of our Series B Preferred Stock are entitled to one vote per share, holders of our Series C Preferred Stock are entitled to ten votes per share, holders of our Series D Preferred Stock are entitled to 20 votes per share, holders of our Series E Preferred Stock are entitled to ten votes per share and holders of our Series F Preferred Stock are entitled to one vote per share.  Shares of common stock which may be acquired within 60 days upon exercise of warrants or options or conversion of promissory notes were not included in calculating the voting power.

     In determining the percent of common stock beneficially owned by a person or entity on March 28, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of preferred stock and promissory notes, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 28, 2016 (21,587,014) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of warrants or options and conversion of preferred stock and promissory notes, subject to limitations on conversion and exercise as more fully described in the notes below, which is an aggregate of 10,808,929 shares (includes the 8,653,929 preferred shares plus 5,000 shares issuable upon exercise of warrants and 2,850,000 shares issuable upon exercise of options).

(2) The holders of our Series B Preferred Stock are entitled to one vote for each share of Series B Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited.  Each share of Series B Preferred Stock is convertible into five shares of common stock. Pursuant to the terms of the Series B Preferred Stock, a holder cannot convert any of the Series B Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock.  However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series B Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits.

(3) Each share of Series C Preferred Stock is convertible into ten shares of common stock. Pursuant to the terms of the Series C Preferred Stock, a holder cannot convert any of the Series C Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock.  However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series C Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits.  Subject to the beneficial ownership limitation, each holder is entitled to ten votes for each share of Series C Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited.

(4) Each share of Series D Preferred Stock is convertible into 20 shares of common stock. Pursuant to the terms of the Series D Preferred Stock, a holder cannot convert any of the Series D Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock.  However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series D Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits.  Subject to the beneficial ownership limitation, each holder is entitled to 20 votes for each share of Series D Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited.

(5) Each share of Series E Preferred Stock is convertible into ten shares of common stock. Pursuant to the terms of the Series E Preferred Stock, a holder cannot convert any of the Series E Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock.  However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series E Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits.  Subject to the beneficial ownership limitation, each holder is entitled to ten votes for each share of Series E Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited.

(6) Each share of Series F Preferred Stock is convertible into one share of common stock. Pursuant to the terms of the Series F Preferred Stock, a holder cannot convert any of the Series F Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock.  However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series F Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits.  Subject to the beneficial ownership limitation, each holder is entitled to one vote for each share of Series F Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken or any written consent of shareholders is solicited.

(7) Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o Orbital Tracking Corp., 18851 N.E. 29th Ave., Suite 700, Aventura, Florida 33180.

(8) Includes (i) 944,110 shares of common stock and (ii) 133,082 shares of common stock issuable upon conversion of Series E Preferred Stock.  Does not include 63,742,808 votes and 63,742,808 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series E Preferred Stock.

(9) The address of this beneficial owner is State Rd 405, Building M6-306A, Rm 1400, Kennedy Space Center, Florida 32815.

(10) Glenn Estrella is the President and Chief Executive Officer of Global Telesat Corp. and holds voting and dispositive power over the securities of the Company held by Global Telesat Corp.  Does not include 500,000 shares issuable upon the conversion of 50,000 Series E Preferred Stock held by Mr. Estrella.

(11) The address of this beneficial owner is 4400 Biscayne Blvd. Miami Florida 33137.

(12) Includes 706,667 shares of common stock held by Frost Gamma Investments Trust and 20,000 shares of common stock held by Dr. Philip Frost and 350,525 shares of common stock issuable upon the conversion of 35,052 shares of Series C Preferred Stock held by Frost Gamma Investments Trust.  Dr. Frost is the trustee of Frost Gamma Investments Trust and holds voting and dispositive power over the securities of the Company held by Frost Gamma Investments Trust Does not include 17,049,475 votes and 17,049,475 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series C Preferred Stock held by Frost Gamma Investments Trust.

(13) The address of this beneficial owner is 555 South Federal Highway #450, Boca Raton, Florida 33432.

(14) Includes (i) one vote per share for 31,098 shares of common stock held by Barry Honig, (ii) one vote per share for 3,333 shares of Series B Preferred Stock held by Barry Honig, (iii) one vote per share for 916,667 shares of common stock held by GRQ Consultants, Inc. 401K FBO Barry Honig, (iv) one vote per share for 2,000 shares of common stock held by GRQ Consultants, Inc. and (v) 124,094 votes, or 20 votes per share, for 6,205 shares of Series D Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig.  Mr. Honig is the trustee of GRQ Consultants, Inc. 401K FBO Barry Honig and holds voting and dispositive power over the securities of the Company held by GRQ Consultants, Inc. 401K FBO Barry Honig. Mr. Honig is the president of GRQ Consultants, Inc. and holds voting and dispositive power over the securities of the company held by GRQ Consultants, Inc.  Does not include (i) 30,764,786 votes underlying 1,538,239 shares of Series D Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig, and (ii) 116,666 votes or shares of common stock due to the beneficial ownership limitations on the conversion of the Series F Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig.

(15) Includes (i) 31,098 shares of common stock held by Barry Honig, (ii) 16,665 shares of common stock issuable upon conversion of Series B Preferred Stock held by Barry Honig, (iii) 916,667 shares of common stock held by GRQ Consultants, Inc. 401K FBO Barry Honig, (iv) 2,000 shares of common stock held by GRQ Consultants, Inc. and (v) 110,760 shares of common stock issuable upon conversion of Series D Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig.  Does not include (i) 30,778,120 shares of common stock due to the beneficial ownership limitations on the conversion of 1,538,906 shares of Series D Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig, 116,666 shares of common stock due to the beneficial ownership limitations on the conversion of the Series F Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig or 108,334 shares of common stock due to the 4.99% beneficial ownership limitations of a $108,334 convertible note held by GRQ Consultants, Inc. 401K FBO Barry Honig.

(16) These shares are held by GRQ Consultants, Inc. 401K FBO Barry Honig.

(17) The address of this beneficial owner is 4400 Biscayne Blvd., #850, Miami Florida 33137.

(18) Includes (i) one vote per share for 995,667 shares of common stock, (ii) one vote per share for 3,333 shares of Series B Preferred Stock and (iii) 78,192 votes, or 20 votes per share of 3,910 shares of Series D Preferred Stock.  Does not include (i) 38,543,128 votes, or 20 votes per share of 1,927,156 shares of Series D Preferred stock due to the beneficial ownership limitations on the voting rights of the Series D Preferred Stock and (ii) one vote per share for 116,666 shares of common stock issuable upon conversion of Series F Preferred Stock due to the beneficial ownership limitations on the voting rights of the Series F Preferred Stock.

(19) Includes (i) 995,667 shares of common stock, (ii) 16,665 shares of common stock issuable upon conversion of 3,333 shares of Series B Preferred Stock and (iii) 91,524 shares of common stock issuable upon conversion of 4,576 shares of Series D Preferred Stock.  Does not include (i) 38,529,796 shares of common stock issuable upon conversion of 1,926,490 shares Series D Preferred stock due to the beneficial ownership limitations on the voting rights and conversion of the Series D Preferred Stock, (ii) 116,666 shares of common stock issuable upon conversion of Series F Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series F Preferred Stock, (iii) 108,334 shares of common stock due to the 4.99% beneficial ownership limitations of a $108,334 convertible note and (iv) 5,000 shares of common stock due to the 4.99% beneficial ownership limit on exercise of a warrant.

(20) The address of this beneficial owner is 245 Palm Trail, Delray Beach, FL  33483.

(21) Includes 666,666 shares of common stock issuable upon conversion of Series F Preferred Stock. Mitchell P. Kopin and Daniel B. Asher, each of whom are managers of Intracoastal Capital LLC have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal Capital LLC.  Does not include 333,333 shares of common stock issuable upon conversion of a promissory note, as the note holder cannot vote the conversion shares until they are issued.

(22) Includes (i) 666,666 shares of common stock issuable upon conversion of Series F Preferred Stock and (ii) 297,755 shares of common stock issuable upon conversion of a $333,333 convertible note.  Does not include 35,578 shares of common stock issuable upon conversion of the note due to the beneficial ownership limitations on conversion of the note.

(23) The address of this beneficial owner is 916 Fiddler’s Creek Road, Ponte Vedra Beach, Florida 32082.

(24) Includes 1,077,192 shares of common stock issuable upon conversion of Series C Preferred Stock.  Felicia Hess is the president of ADH Ventures LLC and holds voting and dispositive power over the securities of the company held by ADH Ventures LLC. Does not include 1,922,808 votes and 1,922,808 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series C Preferred Stock.

(25) The address of this beneficial owner is 2828 Routh Street, Suite 500, Dallas, Texas 75201.

(26) Includes (i) 403,268 shares of common stock and (ii) 673,924 shares of common stock issuable upon conversion of Series C Preferred Stock.  John Lemak is the manager of Sandor Capital Master Fund LP and holds voting and dispositive power over the securities of the Company held by Sandor Capital Master Fund LP. Does not include (i) 7,326,076 votes and 7,326,076 shares due to the beneficial ownership limitations on the voting rights and conversion of the Series C Preferred Stock held by Sandor Capital Master Fund LP, (ii) 1,000,000 votes and 1,000,000 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series C Preferred Stock held by JSL Kids Partners LLC and (iii) 14,700,000 votes and 14,700,000 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series D Preferred Stock held by Sandor Capital Master Fund LP and (iv) 200,000 votes and shares due to the beneficial ownership limitations on the voting rights and conversion of the Series F Preferred Stock held by Sandor Capital Master Fund LP. Mr. Lemak is the trustee of JSL Kids Partners LLC and holds voting and dispositive power over the securities of the Company held by JSL Kids Partners LLC.

(27) Includes 100,000 shares of Series C Preferred Stock held by JSL Kids Partners LLC.

(28) The address of this beneficial owner is 25 Grand Avenue Bldg. 2, Englewood, New Jersey 07631-4369.

(29) Includes 1,077,192 shares of common stock issuable upon conversion of Series C Preferred Stock. Does not include (i) 922,808 votes and 92,281 shares due to the beneficial ownership limitations on the voting rights and conversion of the Series C Preferred Stock and (ii) 2,000,000 votes and 2,000,000 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series D Preferred Stock.

(30) The address of this beneficial owner is 68 Fiesta Way, Fort Lauderdale, FL 33301

(31) Includes (i) 99 shares of common stock held by John Stetson and (ii) 1,000,000 shares of common stock held by the John & Tarra Stetson Charitable Foundation, Inc. and (iii) 77,093 votes and 77,093 shares due to the beneficial ownership limitations on the voting rights and conversion of the Series D Preferred Stock  Does not include 3,349,587 votes and 3,349,587 shares of common stock issuable upon conversion of Series D Preferred Stock held by Oban Investments LLC due to the beneficial ownership limitations on the voting rights and conversion of the Series D Preferred Stock.  John Stetson is the trustee of the John & Tarra Stetson Charitable Foundation, Inc. and holds voting and dispositive power over the securities of the Company held by the John & Tarra Stetson Charitable Foundation, Inc.  John Stetson is the manager of Oban Investments LLC and holds voting and dispositive power over the securities of the Company held by Oban Investments LLC.

(32) Includes 175,000 shares held by Oban Investments LLC.

(33) The address of this beneficial owner is 7170 Loxahatchee Rd, Pompano Beach, FL  33067.

(34) Yaacov Biston is the executive director of Friendship Circle of North Broward and South Beach Inc and holds voting and dispositive power over the securities of the Company held by Friendship Circle of North Broward and South Beach Inc.

(35) The address of this beneficial owner is 11 Cutting Hill Lane, Lyme, NH  03768.

(36) Includes (i) 1,461,120 shares of common stock held by The Joe & Helen Darion Foundation Inc. and (ii) 36,000 shares of common stock held by Alan Honig Cust.  Alan Honig is the trustee of The Joe & Helen Darion Foundation Inc. and holds voting and dispositive power over the securities of the Company held by The Joe & Helen Darion Foundation Inc.

(37) The address of this beneficial owner is 5154 La Gorce Drive, Miami Beach, FL 33140.

(38) Includes (i) 1,400,000 shares of common stock held by The Erica and Mark Groussman Foundation and (ii) 40,000 shares of common stock held by Melechdavid, Inc.  Mark Grousman is the trustee of The Erica and Mark Groussman Foundation and holds voting and dispositive power over the securities of the Company held by The Erica and Mark Groussman Foundation.  Mark Grousman is the president of Melechdavid, Inc. and holds voting and dispositive power over the securities of the Company held by Melechdavid, Inc.

(39) The address of this beneficial owner is 8682 Brooks Dr., Easton, MD  21601.

(42) Includes 1,000,000 shares of common stock held by Concentric Engineering LLC.  George Vojtech is the President of Concentric Engineering LLC.  Mr. Vojtech holds voting and dispositive power over the securities of the Company held by Concentric Engineering LLC.

(43) The address of this beneficial owner is 520 NW 165th Street Road # 102, Miami, FL 33169.

(44) Includes 400,000 shares of common stock and 677,192 shares of common stock issuable upon conversion of Series E Preferred Stock. Does not include 18,677,808 votes and 18,677,808 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series E Preferred Stock.

(45) The address of this beneficial owner is 1640 Terrace Way, Walnut Creek, CA 94597-3902.

(46) Includes 2,150,000 shares of common stock issuable upon exercise of options.  David Rector is the president of The David Stephen Group LLC and holds voting and dispositive power over the securities of the Company held by The David Stephen Group LLC.

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

On February 19, 2015, Mr. Rector was issued 850,000 shares of common stock and a seven-year option to purchase shares of common stock.  The option is immediately exercisable into 2,150,000 shares of common stock at a purchase price of $0.05 per share.  The Company has paid an affiliated company of which Mr. Rector is the President, $24,000 and $15,000, for the years ended December 31, 2015 and 2014, respectively.

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

On February 19, 2015, the Company issued 175,000 shares of common stock to MJI Resources Corp., an entity controlled by former officer and director Daniel Bleak, in full satisfaction of all outstanding debts pursuant to a settlement agreement.  Up to 5,000 of the shares may be sold per day and the Company has a six month option to repurchase these shares at a purchase price of $0.75 per share.

December 2015 Transactions

On December 28, 2015, the Company entered into agreements with Michael Brauser, Sandor Capital Master Fund LP, Intracoastal Capital LLC and an affiliate of Barry Honig, each holders of 5% of our voting securities.  An agreement for the purchase of preferred stock related to the issuance and sale of $550,000 of shares of Series F Preferred Stock at a purchase price of $0.50 per share.  Also on December 28, 2015, the Company entered into separate note purchase agreements with Michael Brauser, Intracoastal Capital LLC and the Honig affiliate relating to the issuance and sale of an aggregate of $605,000 in principal amount of original issue discount convertible notes (the “Notes”) for an aggregate purchase price of $550,000.  The terms of the shares of Series F Preferred Stock (the “Preferred F Shares”) are set forth in the Certificate of Designation of  Series F Convertible Preferred Stock (the “Series F COD”) filed with the Secretary of State of the State of Nevada.  The Preferred F Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred F Share divided by the conversion price. The stated value of each Preferred F Share is $0.50 and the initial conversion price is $0.50 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred F Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred F Shares.    Each Preferred F Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each Preferred F Share entitles the holder to cast one vote per share of Series F Preferred Stock owned at the time of such vote subject to the 4.99% beneficial ownership limitation.  Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price for a period of two years from the closing, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Preferred F Shares with a conversion price equal to the lower price issuance.

The Notes mature on December 28, 2017.  The Company must repay 1/24th of the principal of the Notes each month commencing January 18, 2016.  The Notes do not bear interest except that all overdue and unpaid principal bears interest at a rate equal to the lesser of 18% per year or the maximum rate permitted by applicable law.  The Notes are convertible into common stock at the option of the holder at a conversion price of $1.00, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events; provided however, that the principal and interest, if any, on the Notes may not be converted to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Notes.  Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price for a period of one year from the closing, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Notes with a conversion price equal to the lower price issuance.  $350,000 of the proceeds from the sale of Preferred F Shares and the Notes are intended to be utilized for public relations and  expenses associated with publications, reports and communications with shareholders and others concerning the company's business.  The subscription agreement provides the purchasers of the Preferred F Shares with a 100% right of participation in all future securities offerings of the Company, subject to customary exceptions.

The breakdown of the investments is below:

Investor	Shares of Series F Preferred Stock	Purchase Price Paid for Series F Preferred Stock	Purchase Price Paid for the Notes	Principal Amount of Notes
GRQ Consultants, Inc. 401K	116,666	$58,333	$108,334	$119,167
Intracoastal	666,666	$333,333	$333,333	$366,666
Michael Brauser	116,666	$58,333	$108,334	$119,167
Sandor	200,000	$100,000	$-	$-
Total	1,099,998	$549,999	$550,001	$605,001

Item 14. Principal Accounting Fees and Services

During the fiscal years ending December 31, 2015 and 2014, RBSM LLP was the Company’s independent registered public accounting firm.  Previously, the Company had engaged D Brooks and Associates and had incurred certain costs in 2014 related to prior years.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2015 and 2014.

RBSM LLP	2015	2014
Audit Fees (1)	$98,500	$20,000
Audit Related Fees (2)		25,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$98,500	$45,000

D. Brooks and Associates CPA's, P.A.	2015	2014
Audit Fees (1)	$-	$-
Audit Related Fees (3)	-	9,925
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$9,925

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	Audit related fees consisting primarily of fees we paid RBSM in connection with its audit of the statements of revenue and cost of sales of certain contracts purchased by Orbital Satcom Corp. in December 2014.
(3)	Audit related fees consisted primarily of fees we paid D. Brooks and Associates in connection with certain costs in 2014 related to prior years.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

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

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.3	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2016)

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

3.7
Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

3.8
Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015)

3.9
Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2015)

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014)

10.2	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)+

10.3
Employment Agreement by and between the Company and Patrick Avery dated January 21, 2014 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)+

10.4
Consulting Agreement by and between the Company and Glenn Kesner dated January 21, 2014 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)+

10.5
Securities Purchase Agreement by and between the Company and Auracana LLC dated January 21, 2014 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)

10.6	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.7	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.8	Form of Exchange Agreement (Note) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.9	Form of Exchange Agreement (Unconverted Interest) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.10	Bhansali Separation Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)+

10.11	Uribe Separation Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)+

10.12	Kesner Separation Agreement (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)+

10.13	License Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.14	Consulting Agreement dated December 16, 2014 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.15
Price & Delivery Quote for the acceleration of Remote Telemetry capability and Simplex Data Services dated June 30, 2003 and Globalstar Response to GTC’s Letter of Acceptance dated August 07, 2003 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.16
Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)**

10.17
Assignment and Assumption Agreement by and between Globalstar LLC, Globalnet Corporation and Global Telesat Corp. dated July 28, 2005 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.18
Amendment to the Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005, dated August 16, 2006 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014) **

10.19
Contract No. GINC-C-11-0520 by and between Global Telesat Corp. and Globalstar, Inc., dated February 10, 2011 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)**

10.20	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.21	Share Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.22
$122,536 Note issued February 19, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.23
Executive Employment Agreement by and between David Phipps and Orbital Satcom, dated February 19, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)+

10.24	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.25	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.26	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.27
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

10.30	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.31
Employment Agreement by and between Theresa Carlise and the Company, dated June 9, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2015) +

10.32	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.33	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.34	Form of Note (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.35
Placement Agent Agreement by and between the Company and Chardan Capital Markets LLC (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.36	Form of Lockup Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.37
Amendment No. 1 to Employment Agreement by and between the Company and Theresa Carlise dated December 28, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015) +

10.38	Form of Option Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015) +

10.39
Executive Employment Agreement by and between Orbital Tracking Corp. and David Phipps (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2016) +

16.1	Letter from D. Brooks and Associates CPA’s, P.A. (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Dated: March 30, 2016	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Theresa Carise
Theresa Carlise
Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Phipps	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2016
David Phipps

/s/ Theresa Carlise	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 30, 2016
Theresa Carlise

/s/ Hector Delgado	Director	March 30, 2016
Hector Delgado

ORBITAL TRACKING CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Orbital Tracking Corp

We have audited the accompanying consolidated balance sheets of Orbital Tracking Corp and subsidiaries (formerly known as Great West Resources, Inc.) (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Orbital Tracking Corp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbital Tracking Corp and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 of the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

Henderson, Nevada
March 29, 2016

Orbital Tracking Corp. and Subsidiaries
Consolidated Balance Sheets (Audited)
	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$963,329	$65,892
Accounts receivable	116,718	82,986
Inventory	251,518	183,780
Unbilled revenue	65,762	25,612
Prepaid expenses - current portion	191,677	-
Other current assets	43,345	25,764
Total Current Assets	1,632,349	384,034

Property and equipment, net	2,218,693	58,413
Intangible assets, net	275,000	-
Prepaid expenses - long term portion	189,968	-

Total Assets	$4,316,010	$442,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$610,232	$299,877
Deferred revenue	16,661	28,891
Due to related party	74,051	59,308
Derivative liability - current portion	311,373	-
Convertible note payable – current portion, net of unamortized discount of $602,515	2,486	-
Liabilities of discontinued operations	112,397	-
Total Current Liabilities	1,127,200	388,076

Derivative liability - long term portion	307,018	-

Total Liabilities	1,434,218	388,076

Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, no shares issued and none outstanding as of December 31, 2015 and 2014)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 6,666 shares issued and outstanding as of December 31, 2015 and 2014)	1	-
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,337,442 and none issued and outstanding as of December 31, 2015 and 2014, respectively)	334	-
Series D ($0.0001 par value; 5,000,000 shares authorized, 4,673,010 and none shares issued and outstanding as of December 31, 2015 and 2014, respectively)	467	-
Series E ($0.0001 par value; 8,746,000 shares authorized, 8,621,589 and 8,746,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	862	875
Series F ($0.0001 par value; 1,100,000 shares authorized, 1,099,998 and none shares issued
and outstanding as of December 31, 2015 and 2014, respectively)	110
Common stock, $0.0001 par value; 750,000,000 shares authorized, 19,252,082 and 2,540,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,925	254
Additional paid-in capital	4,901,839	1,363
Accumulated (deficit) earning	(2,011,483)	52,728
Accumulated other comprehensive loss	(12,263)	(849)
Total Stockholders' Equity	2,881,792	54,371

Total Liabilities and Stockholders' Equity	$4,316,010	$442,447

See accompanying notes to consolidated financial statements.

Orbital Tracking Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Audited)

	For the Years Ended December 31,
	2015	2014

Net sales	$3,950,601	$2,420,645
Cost of sales	2,838,521	1,739,388

Gross profit	1,112,080	681,257

Operating Expenses
Selling, general and administrative	644,870	401,114
Salaries, wages and payroll taxes	582,226	241,510
Stock-based compensation	1,072,500	-
Professional fees	505,762	4,215
Depreciation and amortization	298,047	20,602
Total Operating Expenses	3,103,405	667,441

(Loss) Income from Operations	(1,991,325)	13,816

Other Expense
Interest expense	6,069	-
Foreign currency exchange rate variance	3,363	7,325
Change in fair value of derivative instruments, net	63,454	-
Total Other Expense	72,886	7,325

(Loss) income before provision for income taxes	(2,064,211)	6,490

Provision for income taxes	-	-

Net (loss) income	(2,064,211)	624,118

Comprehensive Income:
Net (loss) income	(2,064,211)	6,490
Foreign currency translation adjustments	(11,414)	(849)
Net (loss) income available to common stockholders	$(2,075,625)	$5,641

Net (loss) income Per Share - Basic	$(0.26)	$0.00
Net (loss) income Per Share - Diluted	$(0.26)	$0.00
Weighted average common shares outstanding
Basic	7,994,119	2,540,000
Diluted	7,994,119	90,000,000

See accompanying notes to consolidated financial statements.

Orbital Tracking Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Two Years Ended December 31, 2015
(Audited)

	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Preferred Series E
	Par value $0.0001		Par value $0.0001		Par value $0.0001		Par value $0.0001		Par value $0.0001
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2014	-	$-	-	$-	-	$-	-	$-	8,746,000	$875
Comprehensive income
Net income
Balance, December 31, 2014	-	-	-	-	-	-	-	-	8,746,000	875

Recapitalization of the Company	20,000	2	6,666	1	1,197,442	120	5,000,000	500	-	-

Sale of common stock and preferred stock	-	-	-	-	2,140,000	214	-	-	-	-
Common stock issued for prepaid services
Common stock issued for intellectual property
Common stock issued for settlement of debt
Stock-based compensation in connection with options granted and issuance of common stock
Imputed interest expense for related party note payable issued for recapitalization
Preferred stock conversions to common	(20,000)	(2)					(326,990)	(33)	(124,411)	(12)
Comprehensive loss
Net loss

Balance, December 31, 2015	-	$-	6,666	$1	3,337,442	$334	4,673,010	$467	8,621,589	$862

See accompanying notes to consolidated financial statements.

Orbital Tracking Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Two Years Ended December 31, 2015 (Continued)
(Audited)

	Preferred Series F Par value $0.0001		Common Stock Par value $0.0001		Additional Paid-In	Accumulated	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, January 1, 2014		$-	2,540,000	$254	$1,363	$46,238	$1,868	$50,597
Comprehensive income							(2,717)	(2,717)
Net income						6,490		6,490
Balance, December 31, 2014	-	-	2,540,000	254	1,363	52,728	(849)	54,370

Recapitalization of the Company	-	-	5,383,172	538	1,495,304	-	-	1,496,465

Sale of common stock and preferred stock	1,099,998	110	600,000	60	1,647,117	-	-	1,647,501
Common stock issued for prepaid services			650,000	65	455,935			118,500
Common stock issued for intellectual property	-	-	1,000,000	100	49,900	-	-	50,000
Common stock issued for settlement of debt			175,000	18	174,982			175,000
Stock-based compensation in connection with options granted and issuances of common stock	-	-	1,100,000	110	1,072,390	-	-	1,072,500
Imputed interest expense for related party note payable issued for recapitalization	-	-	-	-	5,581	-	-	5,581
Preferred stock conversions to common	-	-	7,803,910	780	(733)	-	-	-
Comprehensive loss							(11,414)	(11,414)
Net loss						(2,064,211)		(2,064,211)

Balance, December 31, 2015	1,099,998	$110	19,252,082	$1,925	$4,901,838	$(2,011,483)	$(12,263)	$2,881,792

See accompanying notes to consolidated financial statements.

Orbital Tracking Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Audited)

	For the Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net (loss) income	$(2,064,211)	$6,492
Adjustments to reconcile net loss to net cash used in operations
Imputed interest	5,581	-
Amortization of prepaid license fee	174,582	-
Amortization of intangible asset	25,000	-
Amortization of transaction fees	2,718	-
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	130,656	-
Change in fair value of derivative liabilities	63,454	-
Depreciation expense	94,412	20,602
Stock-based compensation	1,072,500	-
Changes in operating assets and liabilities:
Accounts receivable	853	(52,947)
Inventory	(27,577)	(51,085)
Prepaid expenses	(56,534)	-
Unbilled revenue	(40,150)	(10,732)
Other current assets	(6,358)	(16,305)
Accounts payable and accrued expenses	16,359	115,785
Deferred revenue	(12,230)	10,053
Net Cash (Used In) Provided by Operating Activities	(620,944)	21,863

Cash Flows From Investing Activities:
Cash acquired from acquisition	30,934	-
Purchase of property and equipment	(90,847)	(31,635)
Purchase of Appliques	(125,000)	-
Cash paid per Share Exchange Agreement	(375,000)	-
Net Cash Used In Investing Activities	(559,913)	(31,635)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	1,647,501	-
Repayments of note payable	-	(4,298)
Repayments (to) from related party, net	(107,793)	4,267
Net proceeds from convertible notes payable	550,000	-
Net Cash Provided by (Used in) Financing Activities	2,089,708	(31)

Effect of exchange rate on cash	(11,414)	(2,717)

Net increase (decrease) in Cash	897,437	(34,383)

Cash at Beginning of Year	65,892	78,412
Cash at End of Year	$963,329	$65,892

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$6,425

Non Cash Finance and Investing Activity
Notes payable issued per Share Exchange Agreement	$122,536	-
Issuance of common stock for intellectual property	$50,000	-
Issuance of common stock for prepaid services	$456,000	-
Issuance of common stock for settlement of debt	$175,000	-

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

The remaining liabilities for  discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015		December 31, 2014
Assets of discontinued operations	$		$-
Liabilities
Accounts payables and accrued expenses		$(112,397)	$-
Liabilities of discontinued operations		$(112,397)	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2015 and 2014, there is no allowance for doubtful accounts.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries is maintained using the appropriate local currency, (Great British Pound) GTCL as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders' equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the year ended December 31, 2015 closing rate at 1.47373 US$: GBP, average rate at 1.52855 US$: GBP and for the year ended 2014 closing rate at 1.55763 US$: GBP, average rate at 1.64809 US$.

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

Revenue is recognized when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.
●	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery
●
The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment

●
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

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and handling costs are included as a component of costs of product sales in the Company’s consolidated statements of operations because the Company includes in revenue the related costs that the Company bills its customers.

Inventories

Inventories are valued at the lower of cost or market, using the first-in first-out cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analysis and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded to cost of goods sold.

Prepaid expenses

Prepaid expenses amounted to $381,645 and $0 at December 31, 2015 and 2014, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements. The current portion consists primarily of costs paid for future services which will occur within a year. Prepaid expense current portion and long-term portion were $191,677 and $189,968, as of December 31, 2015.

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

Factors the Company considers to be important which could trigger an impairment review include the following:

●	Significant underperformance relative to expected historical or projected future operating results;
●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
●	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.  The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2015 and 2014 respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated useful lives of property and equipment are generally as follows:

Years
Office furniture and fixtures	4
Computer equipment	4
Appliques	10
Website development	4

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2015 to December 31, 2015:

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2015	-
Recapitalization on February 19, 2015	-	4,936	4,936
Convertible notes payable - December 28, 2015	550,001	-	550,001
Change in fair value included in earnings	64,035	(581)	63,454
Balance at December 31, 2015	$614,036	$4,355	$618,391

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 1,000,000 of its common stock, par value $0.0001, at $0.05 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.  We spent $50,000 and $0, respectively, in the fiscal years ending December 31, 2015 and December 31, 2014 on research and development.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders’ equity. For the Company, comprehensive income for the years ended December 31, 2015 and 2014 included net income and unrealized gains from foreign currency translation adjustments.

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

The following are dilutive common stock equivalents during the year ended:

	December 31, 2015	December 31, 2014
Convertible preferred stock	214,157,174	90,000,000
Stock Options	2,850,000	-
Stock Warrants	5,000	-
Total	217,012,174	90,000,000

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

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2015, the Company had an accumulated deficit of approximately $2,011,483, working capital of approximately $505,149 and net loss of approximately $2,064,211 during the year ended December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments relating to classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ORBITAL TRACKING CORP AND GLOBAL TELESAT COMMUNICATIONS LIMITED SHARE EXCHANGE, REVERSE ACQUISITION AND RECAPITALIZATION

On February 19, 2015, the Company entered into a Share Exchange Agreement with Global Telesat Communications Limited, a Private Limited Company formed under the laws of England and Wales (“GTCL”) and all of the holders of the outstanding equity of GTCL (the “GTCL Shareholders”). Upon closing of the transactions contemplated under the Exchange Agreement the GTCL Shareholders (7 members) transferred all of the issued and outstanding equity of GTCL to OTC in exchange for (i) an aggregate of 2,540,000 shares of the common stock of the OTC and 8,746,000 shares of the newly issued Series E Convertible Preferred Stock of OTC with each share of Series E Convertible Preferred Stock convertible into ten shares of common stock, (ii) a cash payment of $375,000 and (iii) a one-year promissory note in the amount of $122,536.  Such exchange caused GTCL to become a wholly owned subsidiary of the Company.

For accounting purposes, this transaction is being accounted for as a reverse acquisition and has been treated as a recapitalization of Orbital Tracking Corp. with Global Telesat Communications Limited considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL Shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Orbital Tracking Corp. was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTCL and the results of the Company from the acquisition date. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. As part of agreement, OTC shareholders retained 5,383,172 shares of Common Stock, 20,000 shares of series A Convertible Preferred Stock, 6,666 shares of series B Convertible Preferred Stock, 1,197,442 shares of series C Convertible Preferred Stock and 5,000,000 shares of series D Convertible Preferred Stock.

Property and equipment	$4,973
Accounts receivable	34,585
Cash in bank	30,934
Prepaid expenses	2,219,677
Inventory	40,161
Intangible asset	250,000
Current liabilities	(469,643)
Due to related party	(2,174)
Derivative liability	(4,936)
Liabilities of discontinued operations	(112,397)
Total purchase price/assets acquired	$1,991,180

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES
At December 31, 2015 and 2014, inventories consisted of the following:
	December 31, 2015	December 31, 2014
Finished goods	$251,518	$183,780
	251,518	183,780
Less reserve for obsolete inventory	-	-
Total	$251,518	$183,780

For the years ended December 31, 2015 and 2014, the Company did not make any change for reserve for obsolete inventory.

NOTE 5 – PREPAID EXPENSES

Prepaid License Fees

On December 10, 2014, the Company, through its wholly owned subsidiary, Orbital Satcom Corp, entered into a License Agreement with World Surveillance Group, Inc., and its wholly owned subsidiary, Global Telestat Corp, by which the Company had an irrevocable non-exclusive license to use certain equipment, consisting of Appliques for a term of ten years.  Appliques are demodulator and RF interfaces located at various ground stations for gateways.  The Company issued 2,222,222 common shares, valued at $1 per share based on the quoted trading price on date of issuance, or $2,222,222. The company reflected the license as an asset on its balance sheet with a ten-year amortization, the term of the license.

On October 13, 2015, the Company purchased the license and equipment for an additional $125,000 in cash. The Company values the equipment at the unamortized balance at the time of acquisition, $2,043,010, plus the consideration of $125,000 or $2,160,096.  The Company will amortize the life of the asset for ten years from date of acquisition, (see Note 6).

For the years ended December 31, 2015 and 2014, the Company recorded amortization relating to the licenses of $174,582 and $0, respectively. The amortization is included in depreciation and amortization expenses as reflected in the accompanying consolidated statements of operations. As of December 31, 2015, the amount of prepaid expense relating to the license fees is $0.

Prepaid Stock Based Compensation

On February 19, 2015, the Company issued and aggregate of 500,000 shares of its common stock, $0.001 par value, at $0.05 per share, as compensation for consulting services in the amount of $12,500, amortized over the length of service, six months; and 250,000 shares as compensation to an employee, which is amortized over twelve months. The amortization is included in professional fees and stock based compensation, as reflected in the accompanying consolidated statements of operations.

On June 18, 2015, the Company issued an aggregate of 150,000 shares of common stock valued at $0.79 per share, or $118,500 to an Investor Relation firm as compensation for services, which is amortized over the period of service, six months. The amortization is included in professional fees: investor relations, as reflected in the accompanying consolidated statements of operations.

On December 28, 2015, the Company issued an aggregate of 250,000 shares of common stock valued at $1.30 per share, or $325,000 to a consultant as a placement fee as compensation for services and paid a placement fee and associated transaction costs of $52,500, relating to the proceeds from convertible debt and private placement, which is amortized over the term of the convertible notes, two years. The amortization is included in depreciation and amortization, as reflected in the accompanying consolidated statements of operations.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the amounts included in the accompanying consolidated financial statements, as summarized:

	December 31,	December 31,
Prepaid Expense	2015	2014
Compensation for services	$25,000	$-
Placement fees and transaction costs	381,500	-
Less accumulated amortization	(24,855)	-

Total	$381,645	$-

NOTE 6 – PROPERTY AND EQUIPMENT

On October 13, 2015, the Company through its wholly owned subsidiary, Orbital Satcom Corp, purchased from World Surveillance Group, Inc., and its wholly owned subsidiary, Global Telestat Corp the “Globalstar” license and equipment, which it had previously leased.  On December 10, 2014, the Company, entered into a License Agreement with World Surveillance Group, Inc., and its wholly owned subsidiary, Global Telestat Corp, by which the Company had an irrevocable non-exclusive license to use certain equipment, consisting of Appliques for a term of ten years.  Appliques are demodulator and RF interfaces located at various ground stations for gateways.  The Company issued 2,222,222 common shares, valued at $1 per share based on the quoted trading price on date of issuance, or $2,222,222. The company reflected the license as an asset on its balance sheet with a ten-year amortization, the term of the license.  On October 13, 2015, the Company acquired the license for additional consideration of $125,000 in cash. The Company valued the asset at $2,160,016, which is the unamortized balance of the Appliques License, $2,043,010 plus the consideration of $125,000.

Property and equipment consisted of the following:

	December 31,	December 31,
	2015	2014
Office furniture and fixtures	$95,434	$69,412
Computer equipment	24,766	11,155
Appliques	2,160,096	-
Website development	92,399	42,283
		-
Less accumulated depreciation	(154,002)	(64,437)

Total	$2,218,693	$58,413

Depreciation expense was $154,002 and $20,602 for the years ended December 31, 2015 and 2014, respectively.

NOTE 7 – INTANGIBLE ASSETS

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

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization of customer contracts are included in depreciation and amortization. For the year ended December 31, 2015, the Company amortized 25,000. Future amortization of intangible assets is as follows:
2016	$25,000
2017	25,000
2018	25,000
2019	25,000
2020 and thereafter	125,000
Total	$225,000

On February 19, 2015, the Company issued 1,000,000 of its common stock, par value $0.0001, at $0.05 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	December 31, 2015	December 31, 2014
Accounts payable	$409,995	$230,443
Rental deposits	18,937	19,726
Accrued wages	9,887	-
Payroll liabilities	5,439	-
Sales tax payable	1,861	-
VAT liability	28,063	48,453
Pre-merger accrued other liabilities	77,948	-
Accrued other liabilities	58,102	1,255
Total	$610,232	$299,877

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2015, the Company entered into separate note purchase agreements with accredited investors relating to the issuance and sale of an aggregate of $605,000 in principal amount of original issue discount convertible notes for an aggregate purchase price of $550,001.

The Notes mature on December 28, 2017.  The Company must repay 1/24th or $25,208 of the principal of the Notes each month commencing January 18, 2016.  The Notes do not bear interest except that all overdue and unpaid principal bears interest at a rate equal to the lesser of 18% per year or the maximum rate permitted by applicable law.  The Notes are convertible into 550,000 shares of common stock subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events; provided however, that the principal and interest, if any, on the Notes may not be converted to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock. Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price for a period of one year from the closing, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Notes with a conversion price equal to the lower price issuance.

Total amortization of debt discounts for the convertible debentures amounted to $2,486 and $0 for the years ended December 31, 2015 and 2014, respectively, and was included as amortization.

At December 31, 2015 and 2014, outstanding balance of convertible debentures was $605,000 and $0, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

Capital Structure

On March 28, 2014, in connection with the Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reincorporation.

The authorized capital of the Company consists of 200,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.0001 per share, as of December 31, 2015. On March 5, 2016, the Company shareholders voted in favor of an amendment to its Articles of Incorporation to increase the total number of shares of authorized capital stock to 800,000,000 shares consisting of (i) 750,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock from 220,000,000 shares consisting of (i) 200,000,000 shares of common stock and (ii) 20,000,000 shares of preferred stock.

Preferred Stock

As of December 31, 2015, there were 20,000,000 shares of Preferred Stock authorized. On March 6, 2016, the Company’s shareholders increased the authorized shares of its preferred stock to 50,000,000 from 20,000,000.

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

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 and 2014, 20,000 shares of Series A Convertible Preferred Stock, $0.0001 par value were authorized with none issued and outstanding due to the conversion of 20,000 shares of Series A into 20,000 shares of common stock on July 24, 2015.

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

As of December 31, 2015 and 2014, 30,000 shares of Series B Convertible Preferred Stock, $0.0001 par value were authorized with 6,666 and none, issued and outstanding, respectively.

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

As of December 31, 2015, 4,000,000 shares of Series C Convertible Preferred Stock, $0.0001 par value were authorized with 3,337,442 and none, issued and outstanding, respectively.

On February 19, 2015, the Company filed an amendment to the Certificate of Designation of Rights and Preferences of its Series C Convertible Preferred Stock, increasing the authorized shares of Series C Convertible Preferred Stock to 4,000,000 from 3,000,000.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2015 and 2014, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 4,673,010 shares issued and outstanding, respectively, due to the conversion of 326,690 shares of Series D into 6,533,800 shares of common stock. As of December 31, 2014, no shares of Series D Convertible Preferred Stock were authorized or issued.

Series E Convertible Preferred Stock

On February 19, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series E Preferred Stock, setting forth the rights, powers, and preferences of the Series E Preferred Stock.  Pursuant to the Series E Certificate of Designation, the Company designated 8,746,000 shares of its blank check preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value equal to its par value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series E Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series E Preferred Stock’s preferential payment and over our common stock. The Series E Preferred Stock is convertible into ten (10) shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series E Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series E Preferred Stock.  Each share of Series E Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series E Preferred Stock entitles the holder to cast ten (10) votes per share of Series E Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 19, 2015, the Company entered into a share exchange agreement with Global Telesat Communications Limited, a Private Limited Company formed under the laws of England and Wales (“GTCL”) and all of the holders of the outstanding equity of GTCL (the “GTCL Shareholders”). Upon closing of the transactions contemplated under the share exchange agreement, the GTCL Shareholders transferred all of the issued and outstanding equity of GTCL to the Company in exchange for (i) an aggregate of 2,540,000 shares of the common stock of the Company and 8,746,000 shares of the newly issued Series E Preferred Stock of the Company (the “Series E Preferred Stock”) with each share of Series E Preferred Stock convertible into ten shares of common stock, (ii) a cash payment of $375,000 and (iii) a one-year promissory note in the amount of $122,536.  Such exchange caused GTCL to become a wholly owned subsidiary of the Company.

As of December 31, 2015, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 8,621,589 shares issued and outstanding, respectively, due to the conversion of 124,411 shares of Series E into 1,244,110 shares of common stock. As of December 31, 2014, no shares of Series E Convertible Preferred Stock were authorized or issued.

Series F Convertible Preferred Stock

On December 28, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series F Preferred Stock, setting forth the rights, powers, and preferences of the Series F Preferred Stock.  Pursuant to the Series F Certificate of Designation, the Preferred F Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred F Share divided by the conversion price. The stated value of each Preferred F Share is $0.50 and the initial conversion price is $0.50 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred F Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred F Shares.  Each Preferred F Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each Preferred F Share entitles the holder to cast one (1) vote per share of Series F Preferred Stock owned at the time of such vote subject to the 4.99% beneficial ownership limitation.  Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price for a period of two years from the closing, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Preferred F Shares with a conversion price equal to the lower price issuance.

On December 28, 2015, the Company entered into separate subscription agreements with accredited investors relating to the issuance and sale of $550,000 of 1,099,998 shares of Series F convertible preferred stock at a purchase price of $0.50 per share.

As of December 31, 2015, there were 1,100,000 shares of Series E Convertible Preferred Stock authorized and 1,099,998 shares issued and outstanding, respectively. As of December 31, 2014, no shares of Series F Convertible Preferred Stock were authorized or issued.

Common Stock

As of December 31, 2015, there were 200,000,000 shares of Common Stock authorized and 19,252,082 shares issued and outstanding.  On March 28, 2016, the Company’s shareholders increased the authorized shares of its common stock to 750,000,000 from 200,000,000.

Between September 29, 2014 and October 15, 2014, the Company sold an aggregate of 10 million shares of common stock for gross proceeds of $500,000.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 10, 2014, the Company entered into a license agreement pursuant to which the Company was granted through its wholly-owned subsidiary, Orbital Satcom, a fully paid and irrevocable non-exclusive license to use certain equipment owned by GTC or its affiliates consisting of “appliques” in connection with the Globalstar Contracts. In consideration of the License Agreement, the Company issued GTC 2,222,222 shares of the Company’s common stock. The Company valued these common shares at the fair value of approximately $1.00 per common share or $2,222,222 based on the quoted trading price on the execution date of the license agreement. On October 13, 2015, the company purchased the Appliques for an additional consideration of $125,000, see Note 6.

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

On February 19, 2015, the Company issued an aggregate of 1,675,000 shares of common stock to certain current consultants, former consultants and employees.  These shares consist of (i) 250,000 shares of common stock issued to a consultant as compensation for services relating to the provision of satellite tracking hardware and related services, sales and lead generation, valued at $12,500 (ii) 1 million shares of common stock issued to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property, valued at $50,000 (iii) 250,000 shares of common stock, subject to a one year lock up, issued to the Company’s controller, valued at $12,500 and (iv) 175,000 shares of common stock issued to MJI in full satisfaction of outstanding debts of $175,000. MJI agreed to sell only up to 5,000 shares per day and the Company has a nine-month option to repurchase these shares at a purchase price of $0.75 per share.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, 850,000 shares of the Company’s common stock and a seven-year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The Company valued these common shares at the fair value of $0.05 per common share based on the sale of common stock in a private placement at $0.05 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $42,500. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for year ended December 31, 2015 of $107,500.

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

On June 18, 2015, the Company issued an aggregate of 150,000 shares of common stock valued at $0.79 per share, or $118,500 to an Investor Relation firm as compensation for services, which is amortized over the period of service.

On July 15, 2015, the Company issued an aggregate of 200,000 shares of common stock upon conversion of 20,000 shares of Series E Preferred Stock held by the Chief Executive Officer.

On July 24, 2015, the Company issued an aggregate of 20,000 shares of common stock upon conversion of 20,000 shares of Series A Preferred Stock held by a former majority shareholder of the company.

On August 3, 2015, the Company issued an aggregate of 63,825 shares of common stock upon the conversion of 6,382.50 shares of Series E Preferred Stock.

On August 4, 2015, the Company issued an aggregate of 5,325 shares of common stock upon the conversion of 532.50 shares of Series E Preferred Stock.

On August 5, 2015, the Company issued an aggregate of 5,850 shares of common stock upon the conversion of 585 shares of Series E Preferred Stock.

On September 1, 2015, the Company issued an aggregate of 73,800 shares of common stock upon the conversion of 7,380 shares of Series E Preferred Stock.

On September 8, 2015, the Company issued an aggregate of 1,200 shares of common stock upon the conversion of 120 shares of Series E Preferred Stock.

On October 1, 2015, the Company issued an aggregate of 73,800 shares of common stock upon the conversion of 7,380 shares of Series E Preferred Stock.

On October 2, 2015, the Company issued an aggregate of 1,200 shares of common stock, upon the conversion of 120 shares of Series E preferred Stock.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 5, 2015, the Company issued an aggregate of 400,000 shares of common stock upon the conversion of 20,000 shares of Series D Preferred Stock.

On October 8, 2015, the Company issued an aggregate of 400,000 shares of common stock upon conversion of 20,000 shares of Series D Preferred Stock held by beneficial shareholder of the company.

On October 20, 2015, the Company issued an aggregate of 300,000 shares of common stock upon conversion of 15,000 shares of Series D Preferred Stock held by beneficial shareholder of the company.

On November 2, 2015, the Company issued an aggregate of 73,800 shares of common stock upon the conversion of 7,380 shares of Series E Preferred Stock.

On November 5, 2015, the Company issued an aggregate of 1,200 shares of common stock upon the conversion of 120 shares of Series E Preferred Stock.

On December 2, 2015, the Company issued an aggregate of 75,000 shares of common stock upon the conversion of 7,500 shares of Series E Preferred Stock.

On December 17, 2015, the Company issued an aggregate of 180,000 shares of common stock upon the conversion of 9,000 shares of Series D Preferred Stock.

On December 18, 2015, the Company issued an aggregate of 200,000 shares of common stock upon the conversion of 10,000 shares of Series D Preferred Stock.

On December 22, 2015, the Company issued an aggregate of 450,000 shares of common stock upon the conversion of 22,500 shares of Series D Preferred Stock.

On December 23, 2015, the Company issued an aggregate of 1,875,000 shares of common stock upon the conversion of 87,500 shares of Series D Preferred Stock and 12,500 shares of Series E.

On December 24, 2015, the Company issued an aggregate of 1,681,120 shares of common stock upon the conversion of 84,056 shares of Series D Preferred Stock.

On December 28, 2015, the Company issued an aggregate of 250,000 shares of common stock valued at $1.30 per share, or $325,000 to a consultant as a placement fee as compensation for services, which is amortized over the period of service. The Company issued in a private placement to certain accredited investors an aggregate of 1,099,998 shares of Series F shares, par value $0.0001, at $0.50 per share for gross proceeds to the Company of $550,001.

On December 29, 2015, the Company issued 678,860 shares of common stock upon the conversion of 33,934 shares of Series D Preferred Stock and issued 462,230 shares of its common stock upon the conversion of 46,223 shares of Series E, by David Phipps, its Chief Executive Officer.

On December 30, 2015, the Company issued an aggregate of 500,000 shares of common stock upon the conversion of 25,000 shares of Series D Preferred Stock.

On December 31, 2015, the Company issued an aggregate of 81,880 shares of common stock upon the conversion of 8,188 shares of Series E Preferred Stock, by David Phipps, its Chief Executive Officer.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unless earlier terminated by the Board, the Plan shall terminate at the close of business on January 21, 2024.  Up to 226,667 shares of the Company’s common stock are reserved for issuance under the 2014 Equity Incentive Plan as awards to employees, directors, consultants, advisors and other service providers.

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, a seven year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for the year ended December 31, 2015 of $107,500, respectively.

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 500,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 500,000 options were valued on the grant date at approximately $1.30 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.0500%. In connection with the stock option grant, the Company recorded stock based compensation for the year ended December 31, 2015 of $650,000, respectively.

Also on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 200,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 200,000 options were valued on the grant date at approximately $1.30 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.0500%. In connection with the stock option grant, the Company recorded stock based compensation for the year ended December 31, 2015 of $260,000, respectively.

Stock options outstanding at December 31, 2015 as disclosed in the above table have approximately $1.1 million of intrinsic value at the end of the period.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options and changes during the year ended December 31, 2015 is as follows
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2015	60,000	$0.015	3.06
Recapitalization at February 19, 2015	2,150,000	0.05	6.14
Granted	700,000	0.05	9.98
Exercised	-	-	-
Forfeited	(60,000)	0.015	-
Cancelled	-	-	-
Balance outstanding at December 31, 2015	2,850,000	$0.05	7.08
Options exercisable at December 31, 2015	2,850,000	$0.05
Weighted average fair value of options granted during the period		$0.05

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2015	—	$—	—
Recapitalization at February 19, 2015	171,666	3.77	1.36
Granted	—	—	—
Exercised	—	—	—
Forfeited	(166,666)	3.75	—
Cancelled	—	—	—
Balance outstanding at December 31, 2015	5,000	$4.50	1.36

The following table summarizes the Company’s stock warrants outstanding at December 31, 2015:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
4.50	5,000	1.36 Years	4.50	5,000	4.50
$4.50	5,000	1.36 Years	$4.50	5,000	$4.50

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $0.2 million at December 31, 2015, expiring through the year 2035. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Tax expense (benefit) computed at "expected" statutory rate	$(701,382)	$(139,800)
State income taxes, net of benefit	-	(13,100)
Permanent differences :
Stock based compensation and consulting	364,067	61,100
Loss (gain) from change in fair value of derivative liability	21,575	(2,300)
Other	48,276	-
Increase (decrease) in valuation allowance	267,464	(94,100)
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforward	$195,645	$9,824,400

Total deferred tax assets	$195,645	$9,824,400

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$-
Total deferred tax liabilities	$-	$-

Net deferred tax asset before valuation allowance	$195,645	$9,824,400
Less: valuation allowance		(9,824,400)
Net deferred tax asset	$(195,645)	$-

The net operating losses were reduced from $9,824,400 at December 31, 2014 to 195,645 at December 31, 2015, due to a reverse merger and the Company changing business lines.  Prior Compnay NOL's were lossed based on the above.  After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2015 and 2014, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was decreased by approximately $9,628,755.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On October 1, 2015, the Company entered into a three year property lease for its headquarters, located in Poole, UK for £22,000, or $2,802 a month at the yearly average conversion rate of 1.52855.

Rent expense for year ended December 31, 2015 and 2014 is $31,357 and $29,250, respectively.

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

On December 28, 2015, the Company amended her employment agreement. Effective December 1, 2015, the term of Ms. Carlise’s employment was extended to December 1, 2016 from June 9, 2016, her annual salary was increased to $140,000 from $72,000 and she agreed to devote her full business time to the Company.  The term of the Original Agreement, as amended by the Amendment, shall automatically extend for additional terms of one year each, unless either party gives prior written notice of non-renewal to the other party no later than 60 days prior to the expiration of the initial term or the then current renewal term, as applicable.

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

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS

Between March 2014 and May 2014, an affiliated company loaned a total of $35,000 to the Company. This loan was non-interest bearing and was due on demand. The proceeds were used for working capital purposes.  The affiliated company is owned by a shareholder who at the time was the beneficial owner of 5% or more of the Company’s common stock. In October 2015, the lender assigned the loan to another affiliated entity. On October 15, 2014, pursuant to the exchange agreement, the affiliated entity exchanged the notes and relinquished any and all other rights it may have pursuant to the notes in exchange for 750,000 shares of newly designated Series D Convertible Preferred Stock.  As of December 31, 2015 and 2014, the loan payable amounted to $0.

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2016. On February 19, 2016, the note was extended an additional year to February 19, 2017. The balance of the related party note payable was $26,864 as of December 31, 2015.  The accounts payable due to related party includes advances for inventory due to David Phipps of $47,187. Total payments due to David Phipps as of December 31, 2015 and December 31, 2014 are $74,051 and $59,308, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

The Company employs three individuals who are related to Mr. Phipps, of which earned gross wages totaling $96,751 and $136,960, for the years ended December 31, 2015 and 2014, respectively.

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

On December 10, 2014, the Company purchased certain contracts from GTC for $250,000 pursuant to an asset purchase agreement by and among the Company, its wholly owned subsidiary Orbital Satcom, GTC and World (see Note 7).  Also on December 10, 2014, the Company, Orbital Satcom, GTC and World entered into a license agreement pursuant to which GTC granted to Orbital Satcom a fully-paid and irrevocable non-exclusive license to use certain equipment owned by GTC or its affiliates consisting of “appliques” in connection with the purchased contracts. On October 13, 2015, the Company acquired the license for additional consideration of $125,000 in cash. The Company valued the asset at $2,160,016, which is the unamortized balance of the Appliques License, $2,043,010 plus the consideration of $125,000 (see Note 6).

On February 19, 2015, the Company issued 175,000 shares of common stock to MJI in full satisfaction of all outstanding debts pursuant to a new settlement agreement that supersedes the November 8, 2013 agreement.  Up to 5,000 of the shares may be sold per day and the Company has a six month option to repurchase these shares at a purchase price of $0.75 per share.

During the year ended December 31, 2015 and 2014, the Company paid consulting fees of $24,000 and $15,000, respectively, to an affiliated company. The President of the affiliated company is the former CFO of the Company.

NOTE 14 – DERIVATIVE LIABILITIES

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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $4,355 and $0 at December 31, 2015 and 2014, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $580 and $0 for the years ended December 31, 2015 and 2014, respectively. Weighted average term is 1.36 years.

The convertible notes are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $614,036 and $0 at December 31, 2015 and 2014, respectively. The loss resulting from the increase in fair value of this convertible instrument was $64,035 and $0 for the years ended December 31, 2015 and 2014, respectively. Weighted average term is 1.99 years.

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2015	-
Recapitalization on February 19, 2015	-	4,936	4,936
Convertible notes payable - December 28, 2015	550,001	-	550,001
Change in fair value included in earnings	64,035	(581)	63,454
Balance at December 31, 2015	$614,036	$4,355	$618,391

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	December 31, 2015	December 31, 2014
Expected volatility	318%	-%
Expected term - years	1.99	-
Risk-free interest rate	1.06%	-%
Expected dividend yield	0%	-%

NOTE 15 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the year ended December 31, 2015 and 2014.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014

Network Innovations	$553,345	25.7%	$15,608	1.3%
Delorme	442,022	21.1%	178,361	14.3%
IEC Telecome Europe	270,698	12.9%	-	-%
Globalstar Europe	232,014	11.0%	247,967	19.9%
Global Telestat Corp	26,235	0.8%	338,180	27.1%
AST Distribution	16,590	0.8%	218,183	17.5%

NOTE 16 – SUBSEQUENT EVENTS

On January 4, 2016, the Company issued an aggregate of 75,000 shares of common stock upon the conversion of 7,500 shares of Series E Preferred Stock.

On January 15, 2016, the Company engaged IRTH Communications LLC., for a term of 12 months to provide investor relations, public relations, internet development, communication and consulting services. as consideration for its services, IRTH will receive from the Corporation a monthly fee of $7,500 and as a single one-time retainer payment, $100,000 worth of shares of the Company’s common stock; calculated by the average closing price of the Company’s common stock on its principal exchange for the 10 (ten) trading days immediately prior to the execution of this Agreement; which shares shall be Restricted Securities, pursuant to the provisions of Rule 144. As additional compensation, in the event the Company, during or within two (2) years after the term of this Agreement, receives investment monies (debt, equity or a combination thereof) from investor(s) introduced to the Company by IRTH as described herein, Company agrees to pay IRTH a finder's fee equal to three percent (3%) of all gross monies invested by investor(s) and received by Company.  On February 11, 2016, the Company issued an aggregate of 136,612 shares of common stock to IRTH in accordance with the agreement to settle the $100,000 worth of shares of the Company's common stock, which is amortized over the period of service.

On January 29, 2016, the Company issued an aggregate of 850,000 shares of common stock upon the conversion of 42,500 shares of Series D Preferred Stock.

On February 1, 2016, the Company issued an aggregate of 98,400 shares of common stock upon the conversion of 9,840 shares of Series E Preferred Stock.

On February 5, 2016, the Company issued an aggregate of 1,600 shares of common stock upon the conversion of 160 shares of Series E Preferred Stock.

ORBITAL TRACKING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 16, 2016, the Company issued an aggregate of 100,000 shares of common stock upon the conversion of 10,000 shares of Series E Preferred Stock.

On February 19, 2016, the related party note payable due to David Phipps of $26,864, was extended an additional year, thru February 19, 2017.

On March 1, 2016, the Company issued an aggregate of 98,400 shares of common stock upon the conversion of 9,840 shares of Series E Preferred Stock.

On March 3, 2016, the Company entered into an Executive Employment Agreement with David Phipps, its Chairman, President and Chief Executive Officer, effective January 1, 2016.  Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President, and receive an annual base salary equal to the sum of $144,000 and £48,000.  Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board.  Also on March 3, 2016 and effective January 1, 2016, the Corporation’s wholly owned subsidiary Orbital Satcom Corp. and Mr. Phipps, terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000.  The other terms of the Original Agreement are identical to the terms of the Employment Agreement.

On March 8, 2016, the Company issued an aggregate of 73,320 shares of common stock upon the conversion of 3,666 shares of Series D Preferred Stock.

On March 11, 2016, the Company issued an aggregate of 1,600 shares of common stock upon the conversion of 160 shares of Series E Preferred Stock.