Form 10-Q
period 2016-03-31
Orbital Tracking Corp.
filed 2016-05-16
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 12, 2016 was 24,826,344.

  FORM 10-Q

-i-

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2016 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash	$391,322	$963,329
Accounts receivable, net	235,642	116,718
Inventory	312,660	251,518
Unbilled revenue	56,364	65,762
Prepaid expenses - current portion	396,510	191,677
Other current assets	46,021	43,345
Total current assets	1,438,519	1,632,349

Property and equipment, net	2,152,482	2,218,693
Intangible assets, net	268,750	275,000
Prepaid expenses - long term portion	141,625	189,968

Total assets	$4,001,376	$4,316,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$617,503	$610,232
Deferred revenue	22,657	16,661
Related party payable	48,418	74,051
Derivative liabilities – current portion	49,094	311,373
Convertible note payable – current portion, net of unamortized discount	2,486	2,486
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	852,555	1,127,200

Derivative liabilities – long term portion	60,235	307,018
Total Liabilities	912,790	1,434,218

Stockholders' Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 6,667 and 6,667 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,337,442 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	334	334
Series D ($0.0001 par value; 5,000,000 shares authorized, 4,553,894 and 4,673,010 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	455	467
Series E ($0.0001 par value; 8,746,000 shares authorized, 8,584,089 and 8,621,589 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	858	862
Series F ($0.0001 par value; 1,100,000 shares authorized, 1,099,998 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	110	110
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 22,146,014 and 19,252,082 outstanding as of March 31, 2016 and December 31, 2015, respectively	2,215	1,925
Additional paid-in capital	5,046,374	4,901,839
Accumulated (deficit)	(1,951,537)	(2,011,483)
Accumulated other comprehensive loss	(10,224)	(12,263)
Total stockholders' equity	3,088,586	2,881,792

Total liabilities and stockholders' equity	$4,001,376	$4,316,010

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED

	Three Months Ended
	March 31,	March 31,
	2016	2015

Net sales	$1,295,264	$799,698

Cost of sales	856,920	573,311

Gross profit	438,344	226,387

Operating expenses:
Selling, general and administrative	184,775	175,647
Salaries, wages and payroll taxes	173,855	75,327
Stock based compensation	-	151,563
Professional fees	300,568	166,371
Depreciation and amortization	82,822	70,460
Total operating expenses	742,020	639,368

(Loss) before other expenses and income taxes	(303,676)	(412,981)

Other (income) expense
Change in fair value of derivative instruments, net	(464,505)	(233)
Interest expense	75,878	-
Foreign currency exchange rate variance	25,005	9,234
Total other (income) expense	(363,622)	9,001

Net income (loss)	$59,946	$(421,982)

Comprehensive Income (loss):
Net income (loss)	$59,946	$(421,982)
Foreign currency translation adjustments	2,039	(424)
Comprehensive income (loss)	$61,985	$(422,466)

Weighted average number of common shares outstanding- basic	20,714,532	6,321,410
Basic net income (loss) per share	$(0.02)	$(0.07)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED

	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,946	$(421,982)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	(464,505)	(233)
Depreciation expense	69,529	8,655
Amortization of intangible asset	6,250	6,250
Amortization of notes payable discount	75,626	-
Amortization of license fee	-	55,555
Fair value of option issued	-	107,500
Stock based compensation	-	42,500
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	74,091	4,688
Imputed interest	252	-
Change in operating assets and liabilities:
Accounts receivable	(118,924)	19,127
Inventory	(61,142)	(2,990)
Unbilled revenue	9,398	(6,642)
Prepaid expense	(130,582)	-
Other current assets	(2,676)	(13,861)
Accounts payable and accrued liabilities	7,272	13,205
Deferred revenue	5,996	(16,959)
Net cash (used in) operating activities	(469,469)	(195,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	-	30,934
Purchase of property and equipment	(3,318)	(32,473)
Cash paid per Share Exchange Agreement	-	(375,000)
Net cash (used in) investing activities	(3,318)	(376,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock and preferred stock sales	-	1,097,500
Payments on notes payable	(75,626)	-
Repayments of note payable, related party, net	(25,632)	(59,308)
Net cash (used in) provided by financing activities	(101,259)	1,038,192

Effect of exchange rate on cash	2,039	(424)

Net (decrease) increase in cash	(572,007)	466,042
Cash beginning of period	963,329	65,892
Cash end of period	$391,322	$531,934

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

NON CASH FINANCE AND INVESTING ACTIVITY

Notes payable issued per Share Exchange Agreement	$-	$122,536
Common stock issued for intellectual property	$-	$50,000
Common stock issued for prepaid services	$100,000	$25,000
Common stock issued for settlement of debt	$-	$175,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2015 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2015, which are contained in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016. The consolidated balance sheet as of December 31, 2015 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016 have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Description of Business

Orbital Tracking Corp. (the “Company”) was formerly Great West Resources, Inc., a Nevada corporation. The Company, through its wholly owned subsidiaries, Global Telesat Communications Limited (“GTCL”) and Orbital Satcom Corp. (“Orbital Satcom”) is a provider of satellite based hardware, airtime and related services both in the United States and internationally.  The Company’s principal focus is on growing the Company’s existing satellite based hardware, airtime and related services business line and developing the Company’s own tracking devices for use by retail customers worldwide.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2016 and December 31, 2015, there is an allowance for doubtful accounts of $0 and $0.

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

The relevant translation rates are as follows: for the three months ended March 31, 2016 closing rate at 1.438034 US$: GBP, average rate at 1.43284 US$: GBP, for the three months ended March 31, 2015 closing rate at 1.4834 US$: GBP, quarter average rate at 1.5155 and for the year ended 2015 closing rate at 1.47373 US$: GBP, average rate at 1.52855 US$.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2016 and December 31, 2015 respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to March 31, 2016:
	Conversion Feature Derivative Liability	Warrant Liability	Total
Balance at January 1, 2016	$614,036	$4,355	$618,391
Change in fair value included in earnings	(464,066)	(439)	(464,505)
Net effect on additional paid in capital	(44,558)	-	(44,558)
Balance March 31, 2016	$105,412	$3,916	$109,328

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the three months ended March 31, 2016 and 2015, respectively.

Earnings per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  For the three months ended March 31, 2016, the Company had net income; however, after deducting the gain from change in fair value of derivative instruments, the Company had net loss, therefore, all dilutive securities are excluded. For the three months ended March 31, 2015 periods where the Company has a net loss, all dilutive securities are excluded.

The following are dilutive common stock equivalents during the periods ended, the Company used the if-converted method for calculating the dilutive common stock equivalents:

	March 31, 2016	March 31, 2015
Convertible preferred stock	211,426,518	202,887,750
Stock options	2,850,000	2,150,000
Stock warrants	5,000	158,332
Convertible notes payable	529,376	--
Total	214,810,894	205,196,082

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

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2016, there were 50,000,000 shares of Preferred Stock authorized.

As of March 31, 2016, there were 20,000 shares of Series A Convertible Preferred Stock authorized and 0 shares issued and outstanding, due to the conversion of 20,000 shares of Series A into 20,000 shares of common stock.

As of March 31, 2016, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 6,667 shares issued and outstanding.

As of March 31, 2016, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 3,337,442 shares issued and outstanding.

As of March 31, 2016, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 4,553,894 shares issued and outstanding, due to the conversion of 119,116 shares of Series D into 2,382,320 shares of common stock.

As of March 31, 2016, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 8,584,089 shares issued and outstanding, due to the conversion of 37,500 shares of Series E into 375,000 shares of common stock.

As of March 31, 2016, there were 1,100,000 shares of Series F shares authorized and 1,099,998 shares issued and outstanding.

Common Stock

As of March 31, 2016, there were 750,000,000 shares of Common Stock authorized and 22,146,014 shares issued and outstanding.

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

On February 2, 2016, the Company issued an aggregate of 900,000 shares of common stock upon the conversion of 45,000 shares of Series D Preferred Stock.

On February 5, 2016, the Company issued an aggregate of 1,600 shares of common stock upon the conversion of 160 shares of Series E Preferred Stock.

On February 11, 2016, the Company issued an aggregate of 136,612 shares of common stock calculated by the average closing price of the Company’s common stock on its principal exchange for the 10 (ten) trading days immediately prior to the execution of the Agreement, or $100,000, to a investor relations consultant as compensation for services, which is amortized over the period of service.

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

On March 31, 2016, the Company issued an aggregate of 559,000 shares of common stock upon the conversion of 143,216 shares of Series D Preferred Stock.

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

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, a seven year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended March 31, 2016 and for the year ended December 31, 2015 of $0 and $107,500, respectively.

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 500,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 500,000 options were valued on the grant date at approximately $1.30 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended March 31, 2016 and for the year ended December 31, 2015 of $0 and $650,000, respectively.

Also on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 200,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 200,000 options were valued on the grant date at approximately $1.30 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended March 31, 2016 and for the year ended December 31, 2015 of $0 and $260,000, respectively.

Stock options outstanding at March 31, 2016 as disclosed in the table below have approximately $57,000 of intrinsic value at the end of the period.

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2016	2,850,000	$0.05	7.08
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled		—	—
Balance outstanding and exercisable at March 31, 2016	2,850,000	$0.05	6.84

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2016	5,000	$4.50	1.36
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at March 31, 2016	5,000	$4.50	1.11

The following table summarizes the Company’s stock warrants outstanding at March 31, 2016:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at March 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2016	Weighted Average Exercise Price
4.50	5,000	1.11 Years	4.50	5,000	4.50
$4.50	5,000	1.11 Years	$4.50	5,000	$4.50

ORBITAL TRACKING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $538,135 at March 31, 2016. Prepaid expenses include prepayments in cash for professional fees, prepayments in equity instruments which are being amortized over the terms of their respective agreements.  Amortization of the prepaid expense will be included in professional fees. The current portion consists primarily of costs paid for future services which will occur within a year. Prepaid expense current portion and long-term portion were $396,510 and $141,625, as of March 31, 2016.  For the year ended December 31, 2015, prepaid expense current portion and long-term portion were $191,677 and $189,968, respectively.

NOTE 5 – INTANGIBLE ASSETS

On February 19, 2015, the Company purchased an intangible asset valued at $250,000 for 1,000,000 shares of common stock. Amortization of customer contracts will be included in general and administrative expenses. The Company began amortizing the customer contracts in January 2015.  Amortization expense for the three months ended March 31, 2016 was $6,250.  Future amortization of intangible assets is as follows:

2016	18,750
2017	25,000
2018	25,000
2019	25,000
2020 and thereafter	125,000
Total	$218,750

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2016	2015
Office furniture and fixtures	$92,040	$95,434
Computer equipment	24,968	24,766
Appliques	2,160,096	2,160,096
Website development	96,577	92,399

Less accumulated depreciation	(221,199)	(154,002)

Total	$2,152,482	$2,218,693

Depreciation expense was $69,529 for the three months ended March 31, 2016.  For the three months ended March 31, 2015 depreciation expense was $8,655.

NOTE 7 - INVENTORIES

At March 31, 2016 and December 31, 2015, inventories consisted of the following:

	March 31, 2016	December 31, 2015
Finished goods	$312,660	$251,518
Less reserve for obsolete inventory	-	-
Total	$312,660	$251,518

For the three months ended March 31, 2016 and the year ended December 31, 2015, the Company did not make any change for reserve for obsolete inventory.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2017. The accounts payable due to related party includes advances for inventory due to David Phipps. Total payments due to David Phipps as of March 31, 2016 and December 31, 2015 are $48,419 and $74,051, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

The Company employs three individuals who are related to Mr. Phipps, of which earned gross wages totaled $15,299 for the three months ended March 31, 2016.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

On February 26, 2016, the Board of Directors of Orbital Tracking Corp., a Nevada corporation (“Orbital” or the “Company”), entered into a new executive employment agreement, (Employment Agreement) with its Chief Executive Officer and President, David Phipps and terminated the original employment agreement dated February 19, 2015, at a base salary of $144,000 and £ 48,000 per annum, to be effective as of January 20, 2016, for a term of two years from effective date.  In addition to the base salary Executive shall be entitled to receive an annual cash bonus in an amount equal to up to fifty (50%) percent of his then-current Base Salary, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of the Company.

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

 NOTE 10– DERIVATIVE LIABILITY

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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized derivative liabilities of $3,916 and $4,355 at March 31, 2016 and December 31, 2015, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $439 and $580 for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. Weighted average term is 1.11 years.

The convertible notes are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date.  The Company recorded amortization for the discount to the convertible notes of $75,626 at March 31, 2016. As of March 31, 2016 and December 31, 2015, the Company has unamortized discount balance of $526,889 and $602,515, respectively. The Company has recognized derivative liabilities of $105,413 and $614,036 at March 31, 2016 and December 31, 2015, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $464,066 and ($64,035) for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. Weighted average term is 1.94 years.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2016
Expected volatility	312%
Expected term - years	1.94
Risk-free interest rate	0.73%
Expected dividend yield	0%

NOTE 11 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2016 and 2015.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2016 and 2015.

	March 31, 2016		March 31, 2015

Globalstar Europe	$92,123	13.5%	$3,768	0.8%
Network Innovations	$176,668	25.9%	$178,818	39.8%

NOTE 12 - SUBSEQUENT EVENTS

On April 1, 2016, the Company issued an aggregate of 98,400 shares of common stock upon the conversion of 9,840 shares of Series E Preferred Stock.

On April 5, 2016, the Company issued an aggregate of 208,530 shares of common stock upon the conversion of 20,853 shares of Series C Preferred Stock.

On April 12, 2016, the Company issued an aggregate of 125,000 shares of common stock upon the conversion of 6,250 shares of Series D Preferred Stock.

On April 18, 2016, the Company issued an aggregate of 650,000 shares of common stock upon the conversion of 32,500 shares of Series D Preferred Stock.

On April 21, 2016, the Company issued an aggregate of 400,000 shares of common stock upon the conversion of 20,000 shares of Series D Preferred Stock.

On April 22, 2016, the Company issued an aggregate of 900,000 shares of common stock upon the conversion of 45,000 shares of Series D Preferred Stock.

On April 27, 2016, the Company issued an aggregate of 200,000 shares of common stock upon the conversion of 10,000 shares of Series D Preferred Stock.

On May 2, 2016, the Company issued an aggregate of 92,840 shares of common stock upon the conversion of 9,284 shares of Series E Preferred Stock.

On May 4, 2016 the Company issued an aggregate of 5,560 shares of common stock upon the conversion of 556 shares of Series E Preferred Stock.

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

    We encourage you to review our periodic reports filed with the SEC and included in the SEC’s Edgar database, including the annual report on Form 10-K filed for the year ended December 31, 2015, filed on March 30, 2016.

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

On October 13, 2015, the Company through its wholly owned subsidiary, Orbital Satcom Corp, purchased from World Surveillance Group, Inc., and its wholly owned subsidiary, Global Telesat Corp the “Globalstar” license and equipment, which it had previously leased.  On December 10, 2014, the Company, entered into a License Agreement with World Surveillance Group, Inc., and its wholly owned subsidiary, Global Telesat Corp, by which the Company had an irrevocable non-exclusive license to use certain equipment, consisting of Appliques for a term of ten years.  Appliques are demodulator and RF interfaces located at various ground stations for gateways.  The Company issued 2,222,222 common shares, valued at $1 per share based on the quoted trading price on date of issuance, or $2,222,222. The company reflected the license as an asset on its balance sheet with a ten-year amortization, the term of the license.  On October 13, 2015, the Company acquired the license for additional consideration of $125,000 in cash. The Company valued the asset at $2,160,016, which is the unamortized balance of the Appliques License, $2,043,010 plus the consideration of $125,000.

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

On December 28, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series F Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series F Convertible Preferred Stock.  Pursuant to the Series F Certificate of Designation, the Company designated 1,100,000 shares of its blank check preferred stock as Series F Convertible Preferred Stock. Each share of Series F Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share.  In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series F Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series F Convertible Preferred Stock’s preferential payment and over our common stock. The Series F Convertible Preferred is convertible into one (1) share of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series F Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F Convertible Preferred Stock.  Each share of Series F Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series F Convertible Preferred Stock entitles the holder to cast one (1) vote per share of Series F Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

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

Pursuant to the Subscription Agreement and Note Purchase Agreement, the Company agreed to use its reasonable best efforts to effectuate the increase of its authorized shares of common stock from 200,000,000 shares of common stock to 750,000,000 shares of common stock on or prior to January 31, 2016. The Company’s shareholders on March 5, 2016, approved the increase in authorized common and preferred shares. $350,000 of the proceeds from the sale of Preferred F Shares and the Notes are intended to be utilized for public relations and expenses associated with publications, reports and communications with shareholders and others concerning the company's business.  The Subscription Agreement provides the purchasers of the Preferred F Shares with a 100% right of participation in all future securities offerings of the Company, subject to customary exceptions.

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

On March 3, 2016, the Company entered into an Executive Employment Agreement with David Phipps, its Chairman, President and Chief Executive Officer, effective January 1, 2016.  Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President, and receive an annual base salary equal to the sum of $144,000 and $48,000.  Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board.  Also on March 3, 2016 and effective January 1, 2016, the Corporation’s wholly owned subsidiary Orbital Satcom Corp. and Mr. Phipps terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000.  The other terms of the Original Agreement are identical to the terms of the Employment Agreement.  Mr. Phipps remains the President of Orbital Satcom.

Results of Operations for the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

                Revenue. Sales for the three months ended March 31, 2016 consisted primarily of sales of satellite phones, accessories and airtime plans.  For the three months ended March 31, 2016, revenues generated were approximately $1,295,264 compared to approximately $799,698 of revenues for the three months ended March 31, 2015, an increase in total revenues of $495,566 or 62.0%.   Factors relative to the increase in revenue are; an increase in comparable revenue of 35.8% and 204.9% for its wholly owned subsidiaries, Global Telesat Communication Ltd and Orbital Satcom Corp., for the three months ended March 30, 2016. Total sales for Global Telesat Communications Ltd. were $922,223 for the three months ended March 31, 2016 as compared to $679,112 for the three months ended March 31, 2015, an increase of $243,111 or 35.8%.  Total sales for Orbital Satcom Corp. were $367,771 for the three months ended March 31, 2016 as compared to $120,586 for the three months ended March 31, 2015, an increase of $247,185 or 205%.  The Company attributes the increases in revenue to its increased presence in a number of international e-commerce storefronts, the introduction of GTC’s new mobile friendly website, and it being awarded a contract for lone worker trackers from the UK Forestry Commission.

Cost of Sales. During the three months ended March 31, 2016, cost of revenues increased to $856,920 compared to $573,311 for the three months ended March 31, 2015, an increase of $283,609 or 49.5%. We expect our cost of revenues to continue to increase during fiscal 2016 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.  Gross profit margins during the three months March 31, 2016 were 33.8% as compared to 28.3% for the comparable period in the prior year.  The increase in gross profit is attributable to the Company being awarded a high volume contract to supply SPOT Gen3, which is one of our most profitable products to UK Forestry Commission.

Operating Expenses. Total operating expenses for the three months ended March 31, 2016 were $742,020, an increase of $102,652, or 16.6%, from total operating expenses for the three months ended March 31, 2015 of $639,368.  Factors contributing to the increase are described below.

Selling, general and administrative expenses were $184,775 and $175,647 for the three months ended March 31, 2016 and 2015, respectively, an increase of $9,128 or 5.2%.   The increase for the three months ended March 30, 2016, was due to variable expenses which increase with additional revenue.

Salaries, wages and payroll taxes were $173,855 and $75,327, for the three months ended March 31, 2016 and 2015, respectively, an increase of $98,528, or 130.8%   The company has added additional personnel to accommodate and support its revenue goals and compliance needs for reporting as a public company, as well as, build its infrastructure for future growth and opportunities.

Stock-based compensation was $0 and $151,563, for the three months ended March 31, 2016 and 2015.  On February 19, 2015, the Company issued options to its former Chief Executive Officer, valued using the Black-Scholes option pricing model at $107,500, as well as issued stock as compensation to its Controller and certain consultants.

Professional fees were $300,568 and $166,371 for the three months ended March 31, 2016 and 2015, respectively, an increase of $134,197, or 80.7%. The increase during the three months ended March 31, 2016 as compared to the same period in 2015 were primarily attributable to fees incurred for investor awareness, fees associated with the compliance requirements of public companies are included in Professional fees, as well as fees associated with raising capital.

Depreciation and amortization expenses were $82,822 and $70,460 for the three months ended March 31, 2016 and 2015, respectively, an increase of $12,362 or 17.5%.  The increase during the 2016 period was primarily attributable the depreciation associated with the purchase of Appliques for $2.1 million in October of 2015 and for to increases in intangible assets and the associated amortization.

We expect our expenses in each of these areas to continue to increase during fiscal 2016 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other (income) expenses were $(363,622) compared to $9,001 during the three months ended March 31, 2016 and 2015 respectively, a decrease of $372,623.    The decrease is primarily attributed to changes in the fair value of derivative instruments and offset by interest expense the increase recognized due to exchange rate variances.

Net Income (Loss)

We recorded net income before income tax of $59,946, for the three months ended March 31, 2016 as compared to a net loss of $421,982, for the three months ended March 31, 2015. The increase in income is a result of the factors as described above.

Comprehensive (Loss) Income

We recorded a gain (loss) for foreign currency translation adjustments for the three months ended March 31, 2016 and 2015, of $2,039 and ($424), respectively. The fluctuations of the increase/decrease is primarily attributed to the increase recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2016, we had a cash balance of $391,322. Our working capital is $585,964 at March 31, 2016.

Our current assets at March 31, 2016 decreased by approximately 11.9% from December 31, 2015 and included cash, accounts receivable and inventory.

Our current liabilities at March 31, 2016 decreased by 24.4% from December 31, 2015 and included our accounts payable, derivative liabilities and deferred revenue and other liabilities in the ordinary course of our business.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2016 amounted to $469,469 and were primarily attributable to our net income of $59,946, total amortization expense of $155,967, depreciation of $69,529, and offset by change in fair value of derivative liabilities of $464,505 and net change in asset and liabilities of $290,662, primarily attributable to an increase in accounts receivable of $118,924, increase in inventory of $61,142, decrease in unbilled revenue of $9,398, increase in prepaid expense of $130,585, increase in other current assets of $2,676, increase in accounts payable of $7,272 and an increase in deferred revenue of $5,996.

Net cash flows used in operating activities for the three months ended March 31, 2015 amounted to $195,187 and were primarily attributable to our net loss of $421,982 offset by the fair value of options issued of $107,500 and stock based compensation of $42,500, total amortization expense of $61,805, depreciation of $8,655, and add back of change in fair value of derivative liabilities of $233 and net change in asset and liabilities of $1,880 primarily attributable to an increase in accounts receivable of $19,127, decrease in other current assets of $13,861 and an increase in accounts payable of $13,205.

Investing Activities

Net cash flows used in investing activities were ($3,318) and ($376,539) for the three months ended March 31, 2016 and 2015, respectively. We purchased property and equipment of $3,318 during the three months ended March 31, 2016.  During the three months ended March 31, 2015, we used cash to pay $375,000 in connection with the Share Exchange Agreement, purchase of property and equipment of $32,473 and offset by $30,934 of cash acquired from acquisition.

Financing Activities

Net cash flows (used in) provided by financing activities were ($101,259) and $1,038,192 for the three months ended March 31, 2016 and 2015, respectively. Net cash flows used in financing activities were $101,259 for the three months ended March 31, 2016.  Net cash used in financing activities were repayments of related party payable and convertible notes payable of  $25,632 and $75,626, respectively. During the three months ended March 31, 2015, we received net proceeds from the sale of our common stock and preferred stock of $1,097,500 offset by repayments of related party note payable of $59,308.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2016, and the results of operations and cash flows for the nine months ended March 31, 2016 have been included. The results of operations for the  three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

 The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of March 31, 2016 and December 31, 2015, there is no allowance for doubtful accounts.

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

The relevant translation rates are as follows: for the three months ended March 31, 2016 closing rate at 1.438034 US$: GBP, average rate at 1.43284 US$: GBP, for the three months ended March 31, 2015 closing rate at 1.4834 US$: GBP, quarter average rate at 1.5155 and for the year ended 2015 closing rate at 1.47373 US$: GBP, average rate at 1.52855 US

Revenue Recognition and Unearned Revenue

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2016 and December 31, 2015, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to March 31, 2016:

	Conversion feature Derivative Liability	Warrant liability	Total
Balance at January 1, 2016	$614,036	$4,355	$618,391
Change in fair value included in earnings	(464,066)	(439)	(464,505)
Net effect on additional paid in capital	(44,558)	-	(44,558)
Balance at March 31, 2016	$105,412	$3,916	$109,328

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

 With respect to the fiscal quarter ending March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2016 due to a lack of segregation of duties and the need for an updated accounting system. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

 Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

 There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 There were no unregistered securities sold by us during the quarter ended March 31, 2016 that were not otherwise disclosed by us in a Current Report on Form 8-K except as set forth below:

On February 11, 2016, the Company issued an aggregate of 136,612 shares of common stock calculated by the average closing price of the Company’s common stock on its principal exchange for the 10 (ten) trading days immediately prior to the execution of the Agreement, or $100,000, to a investor relations consultant as compensation for services, which is amortized over the period of service.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.  MINE SAFETY DISCLOSURE

 Not applicable.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Link base Document
101.pre	XBRL Taxonomy Presentation Link base Document

 * Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2016	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman (Principal Executive Officer)
/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)