Form 10-Q
period 2016-06-30
Orbital Tracking Corp.
filed 2016-08-09
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the Registrant’s Common Stock outstanding as of August 9, 2016 was 36,144,414.

  FORM 10-Q

-i-

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited condensed financial statements for the six months ended June 30, 2016 and for comparable periods in the prior year are included below. The unaudited condensed financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash	$135,142	$963,329
Accounts receivable, net	179,916	116,718
Inventory	289,522	251,518
Unbilled revenue	60,056	65,762
Prepaid expenses - current portion	238,137	191,677
Other current assets	42,297	43,345
Total current assets	945,070	1,632,349

Property and equipment, net	2,115,692	2,218,693
Intangible assets, net	262,500	275,000
Prepaid expenses - long term portion	80,137	189,968

Total assets	$3,403,399	$4,316,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$641,573	$610,232
Deferred revenue	--	16,661
Related party payable	85,622	74,051
Derivative liabilities – current portion	2,484	311,373
Convertible note payable – current portion, net of unamortized discount	--	2,486
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	842,076	1,127,200

Derivative liabilities – long term portion	--	307,018
Total Liabilities	842,076	1,434,218

Stockholders' Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	--	--
Series B ($0.0001 par value; 30,000 shares authorized, 6,667 and 6,667 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,190,365 and 3,337,442 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	319	334
Series D ($0.0001 par value; 5,000,000 shares authorized, 4,063,843 and 4,673,010 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	406	467
Series E ($0.0001 par value; 8,746,000 shares authorized, 8,504,569 and 8,621,589 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	851	862
Series F ($0.0001 par value; 1,100,000 shares authorized, 1,099,998 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	110	110
Series G ($0.0001 par value; 10,090,000 shares authorized, 10,083,351 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	1,008	--
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 34,213,004 and 19,252,082 outstanding as of June 30, 2016 and December 31, 2015, respectively	3,421	1,925
Additional paid-in capital	5,695,119	4,901,839
Accumulated (deficit)	(3,125,274)	(2,011,483)
Accumulated other comprehensive loss	(14,638)	(12,263)
Total stockholder’s equity	2,561,323	2,881,792
Total liabilities and stockholders' equity	$3,403,399	$4,316,010

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net sales	$1,188,593	$1,188,867	$2,483,857	$1,972,677

Cost of sales	983,040	864,787	1,839,960	1,432,409

Gross profit	205,553	324,080	643,897	540,268

Operating expenses:
Selling and general administrative	182,475	245,463	367,250	457,493
Salaries, wages and payroll taxes	170,981	123,454	344,836	139,154
Stock based compensation	-	-	-	151,563
Professional fees	387,916	63,591	688,484	258,002
Depreciation and amortization	63,334	103,970	146,156	174,430
Total operating expenses	804,706	536,478	1,546,726	1,180,642

(Loss) before other expenses and income taxes	(599,173)	(212,398)	(902,829)	(640,374)

Other (income) expense
Change in fair value of derivative instruments, net	39,659	71	(424,846)	(162)
Interest expense	527,108	2,321	602,986	2,321
Foreign currency exchange rate variance	7,817	83	32,822	12,068
Total other expense	574,584	2,475	210,962	14,227

Net loss	$(1,173,757)	$(214,873)	$(1,113,791)	$(654,601)

Comprehensive Income:
Net loss	(1,173,757)	(214,873)	(1,113,791)	(654,601)
Foreign currency translation adjustments	4,413	6,064	(2,375)	5,640
Comprehensive loss	(1,169,342)	(208,809)	(1,116,166)	(648,961)

NET INCOME LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstandin - basic	27,667,167	11,068,172	24,190,850	8,742,059
Weighted number of common shares outstanding - diluted	27,667,167	11,068,172	24,190,850	8,742,059
Basic net (loss) per share	$(0.04)	$(0.02)	$(0.06)	$(0.07)
Diluted net (loss) per share	$(0.04)	$(0.02)	$(0.06)	$(0.07)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)

	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,113,791)	$(654,601)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	(424,846)	(163)
Depreciation expense	133,656	29,515
Amortization of intangible asset	12,500	12,500
Amortization of notes payable discount	602,515
Amortization of license fee	--	111,111
Stock based compensation	--	150,000
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	164,608	21,304
Imputed interest	471	2,321
Change in operating assets and liabilities:
Accounts receivable	(63,198)	(44,801)
Inventory	(38,004)	(73,018)
Unbilled revenue	5,705	(26,917)
Prepaid expenses	(1,237)
Other current assets	1,047	(4,492)
Accounts payable and accrued liabilities	31,342	203,139
Deferred revenue	(16,662)	(26,875)
Net cash (used in) operating activities	(705,892)	(300,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	--	30,934
Purchase of property and equipment	(30,654)	(57,716)
Cash paid per Share Exchange Agreement	--	(375,000)
Net cash (used in) investing activities	(30,654)	(401,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock and preferred stock sales	--	1,097,500
Payments of convertible notes payable	(100,834)	-
Proceeds of note payable, related party, net	11,571	(60,074)
Net cash (used in) provided by financing activities	(89,263)	1,037,426

Effect of exchange rate on cash	(2,375)	5,640

Net increase (decrease) in cash	(828,187)	340,307
Cash beginning of period	963,329	65,982
Cash end of period	$135,142	$406,199

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$--	$--
Income tax	$--	$--

NON CASH FINANCE AND INVESTING ACTIVITY

Notes payable issued per Share Exchange Agreement	$--	$122,536
Common stock issued for intellectual property	$--	$50,000
Common stock issued for prepaid services	$100,000	$143,500
Preferred stock issued for conversion of debt	$650,670	$175,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2015 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2015, which are contained in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016. The consolidated balance sheet as of December 31, 2015 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2016, and the results of operations and cash flows for the six months ended June 30, 2016 have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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
Going Concern Considerations

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2016, the Company had an accumulated deficit of approximately $3.1 million. For the six months ended June 30, 2016, the Company incurred a net loss of approximately $1,173,757 and had cash flows used in operations in the amount of $705,892. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of six months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2016 and December 31, 2015, there is an allowance for doubtful accounts of $0 and $0.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2016 closing rate at 1.3311 US$: GBP, average rate at 1.43544 and 1.43414 US$: GBP, for the three and six months ended June 30, 2015 closing rate at 1.5725 US$: GBP, average rate at 1.5325 and 1.5236 and for the year ended 2015 closing rate at 1.5322 US$: GBP.

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

The estimated useful lives of property and equipment are generally as follows:

Years
Office furniture and fixtures	4
Computer equipment	4
Appliques	10
Website development	2

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2016 and December 31, 2015, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to June 30, 2016:

	Conversion Feature Derivative Liability	Warrant Liability	Total
Balance at January 1, 2016	$614,036	$4,355	$618,391
Change in fair value included in earnings	(422,974)	(1,871)	(424,846)
Net effect on additional paid in capital	(191,062)	-	(191,062)
Balance June 30, 2016	$-	$2,484	$2,484

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

Earnings per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  For the six months ended June 30, 2016, where the Company had net income, therefore weighted average number of shares dilutive are noted.  For the six months ended June 30, 2015, periods where the Company has a net loss, all dilutive securities are excluded.

The following are dilutive common stock equivalents during the period ended:

	June 30,	June 30,
	2016	2015
Convertible preferred stock	209,416,215	220,887,750
Stock options	2,850,000	2,150,000
Stock warrants	5,000	5,000
Total	212,271,215	223,042,750

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

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2016, there were 50,000,000 shares of Preferred Stock authorized.

As of June 30, 2016, there were 20,000 shares of Series A Convertible Preferred Stock authorized and 0 shares issued and outstanding, due to the conversion of 20,000 shares of Series A into 20,000 shares of common stock.

As of June 30, 2016, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 6,667 shares issued and outstanding.

As of June 30, 2016, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 3,190,365 shares issued and outstanding, due to the conversion of 147,077 shares of Series C into 1,470,770 shares of common stock.

As of June 30, 2016, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 4,063,843 shares issued and outstanding, due to the conversion of 609,167 shares of Series D into 12,183,340 shares of common stock.

As of June 30, 2016, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 8,504,569 shares issued and outstanding, due to the conversion of 117,020 shares of Series E into 1,170,200 shares of common stock.

As of June 30, 2016, there were 1,100,000 shares of Series F shares authorized and 1,099,998 shares issued and outstanding.

As of June 30, 2016, there were 10,090,000 shares of Series G shares authorized and 10,083,351 shares issued and outstanding, upon the exchange of convertible notes in the amount of $504,168 into 10,083,351 shares of common stock.

Common Stock

As of June 30, 2016, there were 750,000,000 shares of Common Stock authorized and 34,213,004 shares issued and outstanding.

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

On February 11, 2016, the Company issued an aggregate of 136,612 shares of common stock calculated by the average closing price of the Company’s common stock on its principal exchange for the 10 (ten) trading days immediately prior to the execution of the Agreement, or $100,000, to an investor relations consultant as compensation for services, which is amortized over the period of service.

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

On May 4, 2016, the Company issued an aggregate of 5,560 shares of common stock upon the conversion of 556 shares of Series E Preferred Stock.

On May 17, 2016, the Company issued an aggregate of 1,376,470 shares of common stock upon the conversion of 64,147 shares of Series C Preferred Stock and 36,750 shares of Series D Preferred Stock.

On May 17, 2016, the Company issued an aggregate of 2,420,770 shares of common stock upon the conversion of 62,077 shares of Series C Preferred Stock and 90,000 shares of Series D Preferred Stock. Also, on May 17, 2016 the Company issued an aggregate of 10,083,351 shares of Series G Preferred Stock upon the exchange of convertible notes of $504,168. Upon the conversion, additional paid in capital increased $649,662 from the decrease in convertible notes payable of $504,168, decrease in derivative liabilities of $146,502 and increase in Preferred Stock Series G of $1,008.

On May 20, 2016, the Company issued an aggregate of 760,000 shares of common stock upon the conversion of 38,000 shares of Series D Preferred Stock.

On May 23, 2016, the Company issued an aggregate of 250,000 shares of common stock upon the conversion of 12,500 shares of Series D Preferred Stock.

On May 25, 2016, the Company issued an aggregate of 950,000 shares of common stock upon the conversion of 47,500 shares of Series D Preferred Stock.

On June 1, 2016, the Company issued an aggregate of 98,400 shares of common stock upon the conversion of 9,840 shares of Series E Preferred Stock.

On June 6, 2016, the Company issued an aggregate of 1,531,020 shares of common stock upon the conversion of 76,551 shares of Series D Preferred Stock.

On June 8, 2016, the Company issued an aggregate of 1,000,000 shares of common stock upon the conversion of 50,000 shares of Series D Preferred Stock.

On June 13, 2016, the Company issued an aggregate of 500,000 shares of common stock upon the conversion of 25,000 shares of Series D Preferred Stock.

On June 30, 2016, the Company issued an aggregate of 500,000 shares of common stock upon the conversion of 50,000 shares of Series E Preferred Stock.

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

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, a seven-year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for the for the year ended December 31, 2015 of $107,500.

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 500,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 500,000 options were valued on the grant date at approximately $1.30 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the six months ended June 30, 2016 and for the year ended December 31, 2015 of $0 and $650,000, respectively.

Also on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 200,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 200,000 options were valued on the grant date at approximately $1.30 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the six months ended June 30, 2016 and for the year ended December 31, 2015 of $0 and $260,000, respectively.

Stock options outstanding at June 30, 2016 as disclosed in the table below have approximately $57,000 of intrinsic value at the end of the period.

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2016	2,850,000	$0.05	7.08
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled		—	—
Balance outstanding and exercisable at June 30, 2016	2,850,000	$0.05	6.59
Weighted average fair value of options granted during the period		$0.05

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2016	5,000	$4.50	1.36
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at June 30, 2016	5,000	$4.50	1.11

The following table summarizes the Company’s stock warrants outstanding at June 30, 2016:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at June 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2016	Weighted Average Exercise Price
$4.50	5,000	0.86 Years	$4.50	5,000	$4.50
$4.50	5,000	0.86 Years	$4.50	5,000	$4.50

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $318,274 at June 30, 2016. Prepaid expenses include prepayments in cash for professional fees, prepayments in equity instruments which are being amortized over the terms of their respective agreements.  Amortization of the prepaid expense will be included in professional fees. The current portion consists primarily of costs paid for future services which will occur within a year. Prepaid expense current portion and long-term portion were $238,137 and $80,137, as of June 30, 2016.  As of December 31, 2015, prepaid expense current portion and long-term portion were $191,677 and $189,968, respectively.

NOTE 5 – INTANGIBLE ASSETS

On February 19, 2015, the Company purchased an intangible asset valued at $250,000 for 1,000,000 shares of common stock. Amortization of customer contracts will be included in general and administrative expenses. The Company began amortizing the customer contracts in January 2015.  Amortization expense for the three and six months ended June 30, 2016 was $6,250 and $12,500, respectively.  Future amortization of intangible assets is as follows:

2016	12,500
2017	25,000
2018	25,000
2019	25,000
2020 and thereafter	125,000
Total	$212,500

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2016	2015
Office furniture and fixtures	$113,681	$95,434
Computer equipment	24,302	24,766
Appliques	2,160,096	2,160,096
Website development	105,271	92,399

Less accumulated depreciation	(287,658)	(154,002)

Total	$2,115,692	$2,218,693

Depreciation expense was $133,656 for the six months ended June 30, 2016.  For the six months ended June 30, 2015 depreciation expense was $29,515.

NOTE 7 - INVENTORIES

At June 30, 2016 and December 31, 2015, inventories consisted of the following:

	June 30,	December 31,
	2016	2015
Finished goods	$289,522	$251,518
Less reserve for obsolete inventory	-	-
Total	$289,522	$251,518

For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company did not make any change to reserve for obsolete inventory.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2017. The accounts payable due to related party includes advances for inventory due to David Phipps and compensation. Total payments due to David Phipps as of June 30, 2016 and December 31, 2015 are $85,622 and $74,051, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaling $25,210 for the six months ended June 30, 2016.

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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. On May 17, 2016, the Company entered into exchange agreements with holders of the Company's outstanding $504,168 convertible notes originally issued on December 28, 2015 pursuant to which the Notes were cancelled and the exchanging holders were issued an aggregate of 10,083,351 shares of newly designated Series G Convertible Preferred. Upon the conversion, additional paid in capital increased $649,662 from the decrease in convertible notes payable of $504,168, decrease in derivative liabilities of $146,502 and increase in Preferred Stock Series G of $1,008.

The convertible notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date.  The Company recorded amortization for the discount to the convertible notes of $602,515 at June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company has unamortized discount balance of $0 and $602,515, respectively. The Company has recognized derivative liabilities of $0 and $614,036 at June 30, 2016 and December 31, 2015, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $422,974 and ($64,035) for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

The Company has recognized derivative liabilities for related warrants of $2,484 and $4,355 at June 30, 2016 and December 31, 2015, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $1,872 and $580 for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. Weighted average term is 1.11 years.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2016
Expected volatility	238%
Expected term - years	0.86
Risk-free interest rate	0.58%
Expected dividend yield	0%

NOTE 11 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the six months ended June 30, 2016 and 2015.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2016 and 2015.

	June 30, 2016		June 30, 2015
Globalstar Europe	$146,547	10.9%	$-
Network Innovations	$424,605	31.5%	$207,479	15.9%

NOTE 12 - SUBSEQUENT EVENTS

On July 5, 2016, the Company issued an aggregate of 1,058,400 shares of common stock upon the conversion of 48,000 shares of Series D Preferred Stock and 9,840 shares of Series E Preferred Stock.

On July 12, 2016, the Company issued an aggregate of 750,000 shares of common stock upon the conversion of 37,500 shares of Series D Preferred Stock.

On August 1, 2016, the Company issued an aggregate of 123,010 shares of common stock upon the conversion of 12,301 shares of Series E Preferred Stock.

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

On May 17, 2016, the Company entered into exchange agreements with holders of the Company's outstanding $504,168 convertible notes originally issued on December 28, 2015, pursuant to which the Notes were cancelled and the exchanging holders were issued an aggregate of 10,083,351 shares of newly designated Series G Convertible Preferred Stock. Upon the conversion, additional paid in capital increased $649,662 from the decrease in convertible notes payable of $504,168, decrease in derivative liabilities of $146,502 and increase in Preferred Stock Series G of $1,008.

The terms of the shares of Series G Preferred Stock are set forth in the Certificate of Designation of Series G Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada. The Series G COD authorizes 10,090,000 Preferred G Shares. The Preferred G Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred G Share divided by the conversion price. The stated value of each Preferred G Share is $0.05 and the initial conversion price is $0.05 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred G Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred G Shares. Each Preferred G Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each Preferred G Share entitles the holder to cast one vote per share of Series G Preferred Stock owned at the time of such vote subject to the 4.99% beneficial ownership limitation. Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price prior to December 28, 2016, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Preferred G Shares with a conversion price equal to the lower price issuance.

The exchanging holders, GRQ Consultants Inc. 401K, Michael Brauser and Intracoastal Capital LLC, are each holders of over 5% of a class of the Company’s voting securities. The Exchange Agreements contain customary representations, warranties and agreements by the Company and the other parties thereto. The representations, warranties and covenants contained therein were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

At June 30, 2016, the Company had an accumulated deficit of approximately $3.1 million. For the six months ended June 30, 2016, the Company incurred a net loss of approximately $1,173,757 and had cash flows used in operations in the amount of $705,892. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

Results of Operations for the Three and Six Months Ended June 30, 2016 compared to the Three and Six Months Ended June 30, 2015

Revenue.  Sales for the three and six months ended June 30, 2016 consisted primarily of sales of satellite phones, accessories and airtime plans.  For the three months ended June 30, 2016, revenues generated were approximately $1,188,593 compared to approximately $1,188,867 of revenues for the three months ended June 30, 2015, a decrease in total revenues of $274 or 0.02%.  Sales for the six months ended June 30, 2016 generated approximately $2,483,857 compared to approximately $1,972,677 of revenues during the six months ended June 30, 2015, a $511,180 increase in total revenues or 25.9%.  Factors relative to the decrease in revenue for the three months ended June 30, 2016 compared to the same period in 2015 are related to significant exchange rate fluctuations over the year for sales generated in GBP (“Great British Pounds”) and reported in US dollars, particularly prior to the vote to exit the European union in the United Kingdom.  Comparable sales for Global Telesat Communications Ltd. were $853,880 for the three months ended June 30, 2016 as compared to $773,741 for the three months ended June 30, 2015, an increase of $80,139 or 10.4%. Comparable sales for Orbital Satcom for the three months ended June 30, 2016 were $334,713 as compared to $415,126 for the three months ended June 30, 2015, a decrease of $80,413 or 19.4%. This decrease was attributable to decreased Amazon US sales, which was more than offset by an increase in Global Telesat Communications sales on the same storefront following its launch in 2015. Factors relative to the increase in sales for the six months ended June 30, 2016 are; an increase in comparable revenue of 25.1% and 28.0% for its wholly owned subsidiaries, Global Telesat Communication Ltd and Orbital Satcom Corp.  The Company attributes the increases in revenue to its increased presence in a number of international e-commerce storefronts, the introduction of GTC’s new mobile friendly website, and it being awarded a recurring revenue contract for lone worker trackers from the UK Forestry Commission.

Cost of Sales.  During the three months ended June 30, 2016, cost of revenues increased to $983,040 compared to $864,787 for the three months ended June 30, 2015, an increase of $118,253 or 13.7%. During the six months ended June 30, 2016, cost of revenues increased to $1,839,960 compared to $1,432,409 for the six months ended June 30, 2015 an increase of $407,551 or 28.5%.   Gross profit margins for the three months and six months ended June 30, 2016, were 17.3% and 25.9%, respectively.  For the three and six months ended June 30, 2015, gross profit margins were 27.3% and 27.4%, respectively. Selling and general administrative costs decreased with certain costs being absorbed as cost of sales.  We expect our cost of revenues, to continue to increase during fiscal 2016 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended June 30, 2016 were $804,706, an increase of $268,268, or 50.0%, from total operating expenses for the three months ended June 30, 2015 of $536,478. For the six months ended June 30, 2016, total operating expenses increased $366,084, or 31%.  Factors contributing to the increase are described below.

Selling, general and administrative expenses were $182,495 and $245,463 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $62,968 or 25.7%.  For the six months ended June 30, 2016 and 2015, selling, general and administrative expenses were $367,250 and $457,493, respectively, a decrease of $90,243 or 19.7%.  The decrease during the three and six months ended June 30, 2016 as compared to the same periods in 2015 were certain expenses charged as cost of sales.

Salaries, wages and payroll taxes were $170,981 and $123,454 for the three months ended June 30, 2016 and 2015, respectively, an increase of $47,527 or 38.5%.  For the six months ended June 30, 2016 and 2015, salaries, wages and payroll taxes were $344,836 and $139,154, respectively, an increase of $205,682 or 148.8%.  The company has added additional personnel to accommodate and support its revenue goals and compliance needs for reporting as a public company, as well as, build its infrastructure for future growth and opportunities.

Stock-based compensation was $0 and $151,563, for the three months ended June 30, 2016 and 2015.  On February 19, 2015, the Company issued options to its former Chief Executive Officer, valued using the Black-Scholes option pricing model at $107,500, as well as issued stock as compensation to its Controller and certain consultants. For the six months ended June 30, 2016 stock based compensation was $0 as compared to $151,653 for the same period in 2015.

Professional fees were $387,916 and $63,591 for the three months ended June 30, 2016 and 2015, respectively, an increase of $324,325 or 510.0%.  For the six months ended June 30, 2016 and 2015, professional fees were $688,484 and $258,002, respectively, an increase of $430,482 or 166.6%. The increase during the three and six months ended June 30, 2016 as compared to the same period in 2015 were primarily attributable to fees incurred for investor awareness, fees associated with the compliance requirements of public companies are included in Professional fees, as well as fees associated with raising capital.

Depreciation and amortization expenses were $63,334 and $103,970 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $40,636 or 39.1%.  For the six months ended June 30, 2016 and 2015, depreciation and amortization were $146,156 and $174,430, a decrease of $28,274 or 16.2%.    The decrease during the 2016 period was primarily attributable to decrease in amortization, as expenses were offset to professional fees.

We expect our expenses in each of these areas to continue to increase during fiscal 2016 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other (income) expenses were $574,584 compared to $2,475, during the three months ended June 30, 2016 and 2015 respectively, increase of $572,109 or 23,115.1%.   The increase is primarily attributed to increase in interest expense incurred for convertible debt, during the three months ended June 30, 2016, offset by the decrease recognized due to exchange rate variances. Our total other expenses were $210,962 compared to $14,227 during the six months ended June 30, 2016 and 2015 respectively, an increase of $196,735 or 1,382.8%.   The interest attributable to the convertible notes of $527,107 is offset as equity towards additional paid in capital, upon the conversion of the notes to preferred stock.

Net Income (Loss)

We recorded net loss before income tax of $1,173,757 for the three months ended June 30, 2016 as compared to a net loss of $214,873, for the three months ended June 30, 2015. For the six months ended June 30, 2016 we recorded a net loss of $1,113,791 as compared to a net loss of $654,601. The decrease in income is a result of the factors as described above.

Comprehensive (Loss) Income

We recorded a gain (loss) for foreign currency translation adjustments for the three and six months ended June 30, 2016 and 2015, of $4,413 and ($2,375) and $6,064 and $5,640, respectively. The fluctuations of the increase/decrease are primarily attributed to the increase recognized due to exchange rate variances.   Comprehensive loss was $1,169,342 as compared to loss of $208,809 for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, comprehensive loss was $1,116,166 and $648,961, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2016, we had a cash balance of $135,142. Our working capital is $102,994 at June 30, 2016.

The Company relies on its working capital to fund existing operations.  We presently do not have any available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

                 Our current assets at June 30, 2016 decreased by approximately 42.1% from December 31, 2015 and included cash, accounts receivable, inventory, unbilled revenue, prepaid expenses and other current assets and inventory.

Our current liabilities at June 30, 2016 decreased by 25.3% from December 31, 2015 and included our accounts payable, derivative liabilities and deferred revenue and other liabilities in the ordinary course of our business.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2016 amounted to $705,892 and were primarily attributable to our net loss of $1,113,791, total amortization expense of $615,515, depreciation of $133,656, imputed interest of $471, issuance of common stock for prepaid services of $164,608 and offset by change in fair value of derivative liabilities of $424,846 and net change in asset and liabilities of $81,005, primarily attributable to an increase in accounts receivable of $63,198, increase in inventory of $38,004, decrease in unbilled revenue of $5,705, increase in prepaid expense of $1,237, decrease in other current assets of $1,047, increase in accounts payable of $31,342 and an decrease in deferred revenue of $16,662.

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
.
Investing Activities

Net cash flows used in investing activities were ($30,654) and ($401,782) for the six months ended June 30, 2016 and 2015, respectively. We purchased property and equipment of $30,654 during the six months ended June 30, 2016.  During the six months ended June 30, 2015, we used cash to pay $375,000 in connection with the Share Exchange Agreement, purchase of property and equipment of $57,716 and offset by $30,934 of cash acquired from acquisition.

Financing Activities

Net cash flows (used in) provided by financing activities were ($89,263) and $1,037,426 for the six months ended June 30, 2016 and 2015, respectively. Net cash used in financing activities were repayments of convertible notes payable of $100,834 and proceeds from related party payable of $11,571, respectively. During the six months ended June 30, 2015, we received net proceeds from the sale of our common stock and preferred stock of $1,097,500 offset by repayments of related party note payable of $60,074.

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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2016, and the results of operations and cash flows for the six months ended June 30, 2016 have been included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

 The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of June 30, 2016 and December 31, 2015, there is no allowance for doubtful accounts.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2016 closing rate at 1.3032 US$: GBP, average rate at 1.43544 and 1.43414 US$: GBP, for the three and six months ended June 30, 2015 closing rate at 1.5725 US$: GBP, average rate at 1.5325 and 1.5236 and for the year ended 2015 closing rate at 1.5322 US$: GBP.

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

The estimated useful lives of property and equipment are generally as follows:
Years
Office furniture and fixtures	4
Computer equipment	4
Appliques	10
Website development	2

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2016 and December 31, 2015, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to June 30, 2016:

	Conversion feature Derivative Liability	Warrant liability	Total
Balance at January 1, 2016	$614,036	$4,355	$618,391
Change in fair value included in earnings	(422,974)	(1,871)	(464,505)
Net effect on additional paid in capital	(191,062)	-	(191,062)
Balance at June 30, 2016	$-	$2,484	$2,484

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

 With respect to the six months ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2016 due to a lack of segregation of duties and the need for an updated accounting system. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

 Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

 There have been no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 There were no unregistered securities sold by us during the quarter ended June 30, 2016 that were not otherwise disclosed by us in a Current Report on Form 8-K.

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

Dated: August 9, 2016	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman (Principal Executive Officer)
/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)