Form 10-Q
period 2016-09-30
Orbital Tracking Corp.
filed 2016-11-10
CIK 1058307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 10, 2016 was 48,986,354.

  FORM 10-Q

-i-

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited condensed financial statements for the nine months ended September 30, 2016 and for comparable periods in the prior year are included below. The unaudited condensed financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash	$118,248	$963,329
Accounts receivable, net	144,857	116,718
Inventory	350,719	251,518
Unbilled revenue	48,347	65,762
Prepaid expenses - current portion	162,500	191,677
Other current assets	45,253	43,345
Total current assets	869,925	1,632,349

Property and equipment, net	2,067,698	2,218,693
Intangible assets, net	256,250	275,000
Prepaid expenses - long term portion	39,178	189,968

Total assets	$3,233,051	$4,316,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$719,053	$610,232
Deferred revenue	2,724	16,661
Related party payable	131,857	74,051
Derivative liabilities – current portion	1,540	311,373
Convertible note payable – current portion, net of unamortized discount	--	2,486
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	967,571	1,127,200

Derivative liabilities – long term portion	--	307,018
Total Liabilities	967,571	1,434,218

Stockholders' Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	--	--
Series B ($0.0001 par value; 30,000 shares authorized, 6,667 and 6,667 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,090,365 and 3,337,442 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	309	334
Series D ($0.0001 par value; 5,000,000 shares authorized, 3,613,984 and 4,673,010 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	361	467
Series E ($0.0001 par value; 8,746,000 shares authorized, 8,370,127 and 8,621,589 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	837	862
Series F ($0.0001 par value; 1,100,000 shares authorized, 1,099,998 issuedand outstanding as of September 30, 2016 and December 31, 2015, respectively)	110	110
Series G ($0.0001 par value; 10,090,000 shares authorized, 10,083,351 issuedand outstanding as of September 30, 2016 and December 31, 2015, respectively)	1,008	--
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 46,004,604 and 19,252,082 outstanding as of September 30, 2016 and December 31, 2015, respectively	4,600	1,925
Additional paid-in capital	5,716,950	4,901,839
Accumulated (deficit)	(3,4 63,946)	(2,011,483)
Accumulated other comprehensive income (loss)	5,250	(12,263)
Total stockholder’s equity	2,265,480	2,881,792

Total liabilities and stockholders' equity	$3,233,051	$4,316,010

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net sales	$1,299,373	$982,775	$3,783,230	$2,955,453

Cost of sales	1,003,026	697,862	2,842,986	2,130,271

Gross profit	296,347	284,913	940,244	825,182

Operating expenses:
Selling and general administrative	182,276	(27,638)	549,526	429,991
Salaries, wages and payroll taxes	158,720	338,533	503,556	479,251
Stock based compensation	-	-	-	149,999
Professional fees	192,834	151,603	881,318	409,605
Depreciation and amortization	70,219	118,931	216,375	293,226
Total operating expenses	604,049	581,428	2,150,776	1,762,072

Loss before other expenses and income taxes	(307,702)	(296,515)	(1,210,532)	(936,890)

Other (income) expense
Change in fair value of derivative instruments, net	(944)	(180)	(425,790)	(342)
Interest expense	441	1,075	603,427	3,396
Foreign currency exchange rate variance	31,473	3,174	64,295	15,241
Total other expense	30,971	4,069	241,933	18,295

Net loss	$(338,672)	$(300,584)	$(1,452,463)	$(955,185)

Comprehensive Income:
Net loss	(338,672)	(300,584)	(1,452,463)	(955,185)
Foreign currency translation adjustments	19,888	2,530	17,513	8,172
Comprehensive loss	(318,785)	(298,054)	(1,434,951)	(947,013)

NET INCOME LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding - basic	39,545,787	11,456,612	29,272,457	9,711,044
Weighted number of common shares outstanding - diluted	39,545,787	11,456,612	29,272,457	9,711,044
Basic net (loss) per share	$(0.01)	$(0.03)	$(0.05)	$(0.10)
Diluted net (loss) per share	$(0.01)	$(0.03)	$(0.05)	$(0.10)

See the accompanying notes to the unaudited condensed consolidated financial statements.

  ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)

	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,452,463)	$(955,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(425,790)	(342)
Depreciation expense	197,625	53,908
Amortization of intangible asset	18,750	18,750
Amortization of notes payable discount	602,515	--
Amortization of license fee	--	166,667
Stock based compensation	--	149,999
Amortization of prepaid expense in connection
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	164,608	53,901
Imputed interest	912	3,396
Change in operating assets and liabilities:
Accounts receivable	(28,139)	(20,361)
Inventory	(99,202)	(29,821)
Unbilled revenue	17,415	(34,910)
Prepaid expenses	115,359	--
Other current assets	(1,909)	(16,710)
Accounts payable and accrued liabilities	131,321	161,670
Deferred revenue	(13,937)	(28,891)
Net cash used in operating activities	(772,935)	(477,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	--	30,934
Purchase of property and equipment	(34,967)	(64,338)
Cash paid per Share Exchange Agreement	--	(375,000)
Net cash used in investing activities	(34,967)	(408,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock and preferred stock sales	--	1,097,500
Payments of convertible notes payable	(100,834)	-
Proceeds of note payable, related party, net	57,807	(67,406)
Net cash (used in) provided by financing activities	(43,027)	1,030,094

Effect of exchange rate on cash	5,849	8,172

Net increase (decrease) in cash	(845,081)	151,934
Cash beginning of period	963,329	65,982
Cash end of period	$118,248	$217,826

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$--	$--
Income tax	$3,898	$--

NON CASH FINANCE AND INVESTING ACTIVITY

Notes payable issued per Share Exchange Agreement	$--	$122,536
Common stock issued for intellectual property	$--	$50,000
Common stock issued for prepaid services	$100,000	$153,312
Common stock issued for payment of accounts payable	$22,500	$--
Preferred stock issued for conversion of debt	$650,670	$175,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2015 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2015, which are contained in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016. The consolidated balance sheet as of December 31, 2015 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2016, and the results of operations and cash flows for the nine months ended September 30, 2016 have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30,2016, the Company had an accumulated deficit of approximately $3.5 million. For the nine months ended September 30, 2016, the Company incurred a net loss of approximately $1,452,463 and had cash flows used in operations in the amount of $772,935. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

 ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(unaudited)
Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of nine months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2016, and December 31, 2015, there is an allowance for doubtful accounts of $11,229 and $0.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2016 closing rate at 1.29820 US$: GBP, average rate at 1.31320 and 1.39353 US$: GBP, for the three and nine months ended September 30, 2015 closing rate at 1.5164 US$: GBP, average rate at 1.55048 and 1.5322 and for the year ended 2015 closing rate at 1.47373 US$: GBP.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2016 and December 31, 2015, respectively.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to September 30, 2016:

	Conversion Feature Derivative Liability	Warrant Liability	Total
Balance at January 1, 2016	$614,036	$4,355	$618,391
Change in fair value included in earnings	(422,974)	(2,815)	(425,789)
Net effect on additional paid in capital	(191,062)	-	(191,062)
Balance September 30, 2016	$-	$1,540	$1,540

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

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

Earnings per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  For the nine months ended September 30, 2016 and September 30, 2015, periods where the Company has a net loss, all dilutive securities are excluded.

The following are dilutive common stock equivalents during the period ended:

	September 30,	September 30,
	2016	2015
Convertible preferred stock	199,074,615	220,517,750
Stock options	2,850,000	2,150,000
Stock warrants	5,000	5,000
Total	201,229,615	222,672,750

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

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

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

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2016, there were 50,000,000 shares of Preferred Stock authorized.

As of September 30, 2016, there were 20,000 shares of Series A Convertible Preferred Stock authorized and -0- shares issued and outstanding, due to the conversion of 20,000 shares of Series A into 20,000 shares of common stock.

As of September 30, 2016, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 6,667 shares issued and outstanding.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

As of September 30, 2016, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 3,090,365 shares issued and outstanding, due to the conversion of 147,077 shares of Series C into 1,470,770 shares of common stock.

As of September 30, 2016, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 3,613,984 shares issued and outstanding, due to the conversion of 609,167 shares of Series D into 12,183,340 shares of common stock.

As of September 30, 2016, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 8,370,127 shares issued and outstanding, due to the conversion of 117,020 shares of Series E into 1,170,200 shares of common stock.

As of September 30, 2016, there were 1,100,000 shares of Series F shares authorized and 1,099,998 shares issued and outstanding.

As of September 30, 2016, there were 10,090,000 shares of Series G shares authorized and 10,083,351 shares issued and outstanding, upon the conversion of convertible notes in the amount of $504,168 into 10,083,351 shares of common stock.

Common Stock

As of September 30, 2016, there were 750,000,000 shares of Common Stock authorized and 46,004,604 shares issued and outstanding.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

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

On May 18, 2016, the Company issued an aggregate of 2,420,770 shares of common stock upon the conversion of 62,077 shares of Series C Preferred Stock and 90,000 shares of Series D Preferred Stock. Also, on May 18, 2016 the Company issued an aggregate of 10,083,351 shares of Series G Preferred Stock upon the conversion of convertible notes of $504,168. Upon the conversion, additional paid in capital increased $649,662 from the decrease in convertible notes payable of $504,168, decrease in derivative liabilities of $146,502 and increase in Preferred Stock Series G of $1,008.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

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

On August 10, 2016, the Company issued an aggregate of 4,787,180 shares of common stock upon the conversion of 239,359 shares of Series D Preferred Stock.

On August 11, 2016, the Company issued an aggregate of 500,000 shares of common stock upon the conversion of 50,000 shares of Series E Preferred Stock.

On August 12, 2016, the Company issued an aggregate of 450,000 shares of common stock for payment of accounts payable.

On August 22, 2016, the Company issued an aggregate of 1,000,000 shares of common stock upon the conversion of 50,000 shares of Series D Preferred Stock.

On September 1, 2016, the Company issued an aggregate of 123,010 shares of common stock upon the conversion of 12,301 shares of Series E Preferred Stock.

On September 21, 2016, the Company issued an aggregate of 500,000 shares of common stock upon the conversion of 50,000 shares of Series E Preferred Stock.

On September 23, 2016, the Company issued an aggregate of 1,500,000 shares of common stock upon the conversion of 75,000 shares of Series D Preferred Stock.

On September 26, 2016, the Company issued an aggregate of 1,000,000 shares of common stock upon the conversion of 100,000 shares of Series C Preferred Stock.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

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

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 500,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 500,000 options were valued on the grant date at approximately $1.30 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the nine months ended September 30, 2016 and for the year ended December 31, 2015 of $0 and $650,000, respectively.

Also on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 200,000 shares of common stock as compensation for services provided to the Company.  The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 200,000 options were valued on the grant date at approximately $1.30 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the nine months ended September 30, 2016 and for the year ended December 31, 2015 of $0 and $260,000, respectively.

Stock options outstanding at September 30, 2016 as disclosed in the table below have approximately $57,000 of intrinsic value at the end of the period.

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2016	2,850,000	$0.05	7.08
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled		—	—
Balance outstanding and exercisable at September 30, 2016	2,850,000	$0.05	6.34
Weighted average fair value of options granted during the period		$0.05

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2016	5,000	$4.50	1.36
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at September 30, 2016	5,000	$4.50	0.61

The following table summarizes the Company’s stock warrants outstanding at September 30, 2016:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at September 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2016	Weighted Average Exercise Price
4.50	5,000	0.61 Years	4.50	5,000	4.50
$4.50	5,000	0.61 Years	$4.50	5,000	$4.50

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $201,678 at September 30, 2016. Prepaid expenses include prepayments in cash for professional fees, prepayments in equity instruments which are being amortized over the terms of their respective agreements. Amortization of the prepaid expense will be included in professional fees. The current portion consists primarily of costs paid for future services which will occur within a year. Prepaid expense current portion and long-term portion were $162,500 and $39,178, as of September 30, 2016. As of December 31, 2015, prepaid expense current portion and long-term portion were $191,677 and $189,968, respectively.

NOTE 5 – INTANGIBLE ASSETS

On February 19, 2015, the Company purchased an intangible asset valued at $250,000 for 1,000,000 shares of common stock. Amortization of customer contracts will be included in general and administrative expenses. The Company began amortizing the customer contracts in January 2015.  Amortization expense for the three and nine months ended September 30, 2016 was $6,250 and $18,750, respectively.  Future amortization of intangible assets is as follows:

2016	$6,250
2017	25,000
2018	25,000
2019	25,000
2020 and thereafter	125,000
Total	$206,250

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	September 30,	December 31,
	2016	2015
Office furniture and fixtures	$114,092	$95,434
Computer equipment	25,284	24,766
Appliques	2,160,096	2,160,096
Website development	108,706	92,399

Less accumulated depreciation	(339,963)	(154,002)

Total	$2,067,698	$2,218,693

Depreciation expense was $197,625 for the nine months ended September 30, 2016.  For the nine months ended September 30, 2015 depreciation expense was $53,908.

NOTE 7 - INVENTORIES

At September 30, 2016 and December 31, 2015, inventories consisted of the following:
	September 30,	December 31,
	2016	2015
Finished goods	$350,719	$251,518
Less reserve for obsolete inventory	-	-
Total	$350,719	$251,518

For the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company did not make any change to reserve for obsolete inventory.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2017. The accounts payable due to related party includes advances for inventory due to David Phipps and compensation. Total payments due to David Phipps as of September 30, 2016 and December 31, 2015 are $131,857 and $74,051, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaling $45,164 for the nine months ended September 30, 2016.

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

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

On February 26, 2016, the Board of Directors of Orbital Tracking Corp., a Nevada corporation (“Orbital” or the “Company”), entered into a new executive employment agreement, (Employment Agreement) with its Chief Executive Officer and President, David Phipps and terminated the original employment agreement dated February 19, 2015, at a base salary of $144,000 and £48,000 per annum, to be effective as of January 20, 2016, for a term of two years from effective date. In addition to the base salary Executive shall be entitled to receive an annual cash bonus in an amount equal to up to fifty (50%) percent of his then-current Base Salary, if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of the Company.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The convertible notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company recorded amortization for the discount to the convertible notes of $602,515 at September 30, 2016. As of September 30, 2016 and December 31, 2015, the Company has unamortized discount balance of $0 and $602,515, respectively. The Company has recognized derivative liabilities of $0 and $614,036 at September 30, 2016 and December 31, 2015, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $422,974 and ($64,035) for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

The Company has recognized derivative liabilities for related warrants of $1,540 and $4,355 at September 30, 2016 and December 31, 2015, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $2,815 and $580 for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. Weighted average term is 0.61 years.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2016
Expected volatility	221%
Expected term - years	0.61
Risk-free interest rate	0.77%
Expected dividend yield	0%

NOTE 11 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the nine months ended September 30, 2016 and 2015.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2016 and 2015.

	September 30, 2016		September 30, 2015

Cygnus Telecom	$368,254	18.2%	$-
DeLorme	$259,275	12.8%	$-
Globalstar Europe	$231,323	11.5%	$-
Network Innovations	$588,901	29.2%	$300,212	15.9%

ORBITAL TRACKING CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FOOTNOTES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

NOTE 12 - SUBSEQUENT EVENTS

On October 26, 2016, the Company entered separate subscription agreements with accredited investors relating to the issuance and sale of $350,000, out of a maximum of $800,000, of shares of Series H convertible preferred stock at a purchase price of $4.00 per share. The initial conversion price is $0.04 per share, subject to adjustment as set forth in the Series H certificate of designation. The Company is prohibited from effecting a conversion of the Series H Preferred Stock to the extent that, because of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred Stock.  Each Series H Preferred Stock entitles the holder to cast one vote per share of Series H Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation. The Company received the necessary consents as required from prior subscription agreements, Preferred Series C, Preferred Series G and Preferred Series H, as well as antidilution rights. Certain shareholders have waived their right to adjustment, equal treatment, most favored nations and other rights to which they were entitled pursuant to the Prior Offerings, including without limitation, certain rights granted to holders of our Series C Preferred Stock, Series F Preferred Stock and G Preferred Stock. The Company was required to issue 550,000 shares of its Preferred Series C, which is convertible into 5,500,000 shares of the Company’s common stock and 114,944 shares of Preferred Series I, which is convertible into 11,494,400 shares of the Company’s common stock. Preferred Series I was issued to certain holders in lieu of Preferred Series G and Preferred Series H.

On October 1, 2016, the Company issued an aggregate of 123,010 shares of common stock upon the conversion of 12,301 shares of Series E Preferred Stock.

On October 31, 2016, the Company issued an aggregate of 640,000 shares of common stock upon the conversion of 64,000 shares of Series E Preferred Stock.

On October 31, 2016, the Company issued an aggregate of 87,500 shares of Preferred Series H, upon execution of a subscription agreement for proceeds of $350,000.

On October 31, 2016, the Company issued an aggregate of 550,000 shares of Preferred Series C, and 114,944 shares of Preferred Series I, upon the execution of the subscription agreement for Preferred Series H, in accordance with their anti-dilution rights under their prior subscriptions. The Preferred Series C and Preferred Series I is convertible into 5,500,000 and 11,494,400 shares of the Company’s common stock, respectively, subject to the 4.99% beneficial ownership limitation.

On November 1, 2016, the Company issued an aggregate of 123,010 shares of common stock upon the conversion of 12,301 shares of Series E Preferred Stock.

On November 2, 2016, the Company issued an aggregate of 1,395,730 shares of common stock upon the conversion of 139,573 shares of Series E Preferred Stock.

On November 2, 2016, the Company, upon notice from the holder, rescinded and reissued 40,000 shares Series D Preferred for an aggregate of 800,000 shares of common stock.

On November 2, 2016, the Company issued an aggregate of 500,000 shares of common stock upon the conversion of 50,000 shares of Series E Preferred Stock.

On November 4, 2016, the Company issued an aggregate of 1,000,000 shares of common stock upon the conversion of 100,000 shares of Series C Preferred Stock.

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

On October 26, 2016, the Company entered separate subscription agreements with accredited investors relating to the issuance and sale of $350,000, out of a maximum of $800,000, of shares of Series H convertible preferred stock at a purchase price of $4.00 per share. The initial conversion price is $0.04 per share, subject to adjustment as set forth in the Series H COD. The Company is prohibited from effecting a conversion of the Series H Preferred Stock to the extent that, because of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred Stock.  Each Series H Preferred Stock entitles the holder to cast one vote per share of Series H Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation. The Company received the necessary consents as required from prior subscription agreements, Preferred Series C, Preferred Series G and Preferred Series H, as well as antidilution rights. Certain shareholders have waived their right to adjustment, equal treatment, most favored nations and other rights to which they were entitled pursuant to the Prior Offerings, including without limitation, certain rights granted to holders of our Series C Preferred Stock, Series F Preferred Stock and G Preferred Stock. The Company was required to issue 550,000 shares of its Preferred Series C, which is convertible into 5,500,000 shares of the Company’s common stock and 114,944 shares of Preferred Series I, which is convertible into 11,494,400 shares of the Company’s common stock. Preferred Series I was issued to certain holders in lieu of Preferred Series G and Preferred Series H.

At September 30,2016, the Company had an accumulated deficit of approximately $3.5 million. For the nine months ended September 30, 2016, the Company incurred a net loss of approximately $1,454,120 and had cash flows used in operations in the amount of $772,933. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

Results of Operations for the Three and Nine Months Ended September 30, 2016 compared to the Three and Nine Months Ended September 30, 2015

Revenue.  Sales for the three and nine months ended September 30, 2016 consisted primarily of sales of satellite phones, accessories and airtime plans. For the three months ended September 30, 2016, revenues generated were approximately $1,299,373 compared to approximately $982,775 of revenues for the three months ended September 30, 2015, an increase in total revenues of $316,598 or 32.2%. Sales for the nine months ended September 30, 2016 generated approximately $3,783,230 compared to approximately $2,955,453 of revenues during the nine months ended September 30, 2015, a $827,777 increase in total revenues or 28.0%.

Factors relative to the increase in revenue for the three months ended September 30, 2016 compared to the same period in 2015 are related to increased presence in several international e-commerce storefronts, the introduction of GTC’s new mobile friendly website, and it being awarded a recurring revenue contract for lone worker trackers from the UK Forestry Commission. Comparable sales for Global Telesat Communications Ltd. were $998,878 for the three months ended September 30, 2016 as compared to $650,749 for the three months ended September 30, 2015, an increase of $348,129 or 53.5%. For the nine months ended September 30, 2016 and September 30, 2015 comparable sales were $2,791,808 and $2,082,863, an increase of $708,945 or 34.0%. Comparable sales for Orbital Satcom for the three months ended September 30, 2016 were $300,495 as compared to $332,026 for the three months ended September 30, 2015, a decrease of $31,531 or 9.5%. This decrease was attributable to decreased Amazon US sales, which was more than offset by an increase in Global Telesat Communications sales on the same storefront following its launch in 2015. Comparable sales for Orbital Satcom for the nine months ended September 30, 2016 were $991,422 as compared to $872,590 for the nine months ended September 30, 2015, an increase of $118,832 or 13.6%.

Cost of Sales.  During the three months ended September 30, 2016, cost of revenues increased to $1,003,026 compared to $697,862 for the three months ended September 30, 2015, an increase of $305,164 or 43.7%. During the nine months ended September 30, 2015, cost of revenues increased to $2,842,986 compared to $2,130,271 for the nine months ended September 30, 2015 an increase of $712,715 or 33.5%. Gross profit margins for the three months and nine months ended September 30, 2016, were 22.8% and 24.9%, respectively. For the three and nine months ended September 30, 2015, gross profit margins were 29.0% and 27.9%, respectively. Selling and general administrative costs decreased with certain costs being absorbed as cost of sales. We expect our cost of revenues, to continue to increase during fiscal 2016 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended September 30, 2016 were $605,705, an increase of $24,277, or 4.2%, from total operating expenses for the three months ended September 30, 2015 of $581,428. For the nine months ended September 30, 2016, total operating expenses were $2,152,432 an increase of $390,360 or 22.2%. Factors contributing to the increase are described below.

Selling, general and administrative expenses were $182,276 and ($27,638) for the three months ended September 30, 2016 and 2015, respectively, an increase of $209,914. For the nine months ended September 30, 2016 and 2015, selling, general and administrative expenses were $549,526 and $429,991, respectively, an increase of $119,535 or 27.8%. The increase during the three months ended September 30, 2016 as compared to the same period in 2015 were due to reclassification from selling, general and administrative to professional fees. The increase for the nine months ended September 30, 2016 as compared to the same period in 2015, was primarily due to variable expenses which increase with sales, such as e-commerce fees, bank charges and postage and delivery.

Salaries, wages and payroll taxes were $158,720 and $338,533 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $179,813 or 53.1%.  The decrease was attributable to additional wages expensed from a prior period for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, salaries, wages and payroll taxes were $503,556 and $479,251, respectively, an increase of $24,305 or 5.1%. The company has added additional personnel to accommodate and support its revenue goals and compliance needs for reporting as a public company, as well as, build its infrastructure for future growth and opportunities.

Stock-based compensation was $0, for the three months ended September 30, 2016 and 2015. On February 19, 2015, the Company issued options to its former Chief Executive Officer, valued using the Black-Scholes option pricing model at $107,500, as well as issued stock as compensation to its Controller and certain consultants. For the nine months ended September 30, 2016 stock based compensation was $0 as compared to $149,999 for the same period in 2015.

Professional fees were $192,834 and $151,603 for the three months ended September 30, 2016 and 2015, respectively, an increase of $41,231 or 27.2%.  For the nine months ended September 30, 2016 and 2015, professional fees were $881,318 and $409,605, respectively, an increase of $471,713 or 115.2%. The increase during the three and nine months ended September 30, 2016 as compared to the same period in 2015, were primarily attributable to fees incurred for investor awareness, fees associated with the compliance requirements of public companies are included in Professional fees, as well as fees associated with raising capital.

Depreciation and amortization expenses were $70,219 and $118,931 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $48,712 or 40.0%.  For the nine months ended September 30, 2016 and 2015, depreciation and amortization were $216,375 and $293,226, a decrease of $76,851 or 26.2%.   The decrease during the 2016 period was primarily attributable to decrease in amortization, as expenses were offset to professional fees.

We expect our expenses in each of these areas to continue to increase during fiscal 2016 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other (income) expenses were $30,971 compared to $4,069, during the three months ended September 30, 2016 and 2015 respectively, increase of $26,902 or 661%.   The increase is attributable to an increase in costs for foreign currency exchange rates fluctuations. Our total other expenses were $241,933 compared to $18,295 during the nine months ended September 30, 2016 and 2015 respectively, an increase of $223,638 or 1,222.2%.  The increase is related to interest expense incurred for convertible debt, offset by the decrease recognized to the change in fair value of derivative instruments and an increase for exchange rate variances, during the nine months ended September 30, 2016.

Net Income (Loss)

We recorded net loss before income tax of $338,672 for the three months ended September 30, 2016 as compared to a net loss of $300,584, for the three months ended September 30, 2015. For the nine months ended September 30, 2016 we recorded a net loss of $1,452,463 as compared to a net loss of $955,185. The decrease in income is a result of the factors as described above.

Comprehensive (Loss) Income

We recorded a gain for foreign currency translation adjustments for the three and nine months ended September 30, 2016, of $19,888 and $17,513. For the three and nine months ended September 30, 2015 $2,530 and $8,172, was recorded as a gain for foreign currency translation adjustments. The gains are attributable to exchange rate variances. Comprehensive loss was $318,785 as compared to loss of $298,054 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, comprehensive loss was $1,434,951 and $947,013, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2016, we had a cash balance of $118,248. Our working capital is ($97,646) at September 30, 2016.

Our current assets at September 30, 2016 decreased by approximately 46.7% from December 31, 2015 and included cash, accounts receivable, inventory, unbilled revenue, prepaid expenses and other current assets and inventory.

Our current liabilities at September 30, 2016 decreased by 14.2% from December 31, 2015 and included our accounts payable, derivative liabilities and deferred revenue and other liabilities in the ordinary course of our business.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2016 amounted to $772,935 and were primarily attributable to our net loss of $1,452,463, total amortization expense of $621,265, depreciation of $197,625, imputed interest of $912, issuance of common stock for prepaid services of $164,608 and offset by change in fair value of derivative liabilities of $425,790 and net change in asset and liabilities of $120,908, primarily attributable to an increase in accounts receivable of $28,139, increase in inventory of $99,202, decrease in unbilled revenue of $17,415, decrease in prepaid expense of $115,359, increase in other current assets of $1,909, increase in accounts payable of $131,321 and an decrease in deferred revenue of $13,937.

Net cash flows used in operating activities for the nine months ended September 30, 2015 amounted to $477,929 and were primarily attributable to our net loss of $955,185, offset by stock based compensation of $149,999, total amortization expense of $185,417, depreciation of $53,908, and add back of change in fair value of derivative liabilities of $342 and net change in asset and liabilities of $30,977, primarily attributable to an increase in accounts receivable of $20,361, increase in inventory of $29,821, increase in unbilled revenue of $34,910, increase in other current assets of $16,710, increase in accounts payable of $161,670, offset by a decrease in deferred revenue of $28,891.
.
Investing Activities

Net cash flows used in investing activities were ($34,967) and ($408,404) for the nine months ended September 30, 2016 and 2015, respectively. We purchased property and equipment of $34,970 during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we used cash to pay $375,000 in connection with the Share Exchange Agreement, purchase of property and equipment of $64,338 and offset by $30,934 of cash acquired from acquisition.

Financing Activities

Net cash flows (used in) provided by financing activities were ($43,027) and $1,030,094 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in financing activities were repayments of convertible notes payable of $100,834 and proceeds from related party payable of $57,807, respectively. During the nine months ended September 30, 2015, we received net proceeds from the sale of our common stock and preferred stock of $1,097,500 offset by repayments of related party note payable of $67,406.

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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2016, and the results of operations and cash flows for the nine months ended September 30, 2016 have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

 The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of September 30, 2016 and December 31, 2015, there is an allowance for doubtful accounts of $11,229 and $0, respectively.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2016 closing rate at 1.29820 US$: GBP, average rate at 1.31320 and 1.39353 US$: GBP, for the three and nine months ended September 30, 2015 closing rate at 1.5164 US$: GBP, average rate at 1.55048 and 1.5322 and for the year ended 2015 closing rate at 1.47373 US$: GBP.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2016 and December 31, 2015, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to September 30, 2016:

	Conversion feature Derivative Liability	Warrant liability	Total
Balance at January 1, 2016	$614,036	$4,355	$618,391
Change in fair value included in earnings	(422,974)	(2,815)	(425,789)
Net effect on additional paid in capital	(191,062)	-	(191,062)
Balance at September 30, 2016	$-	$1,540	$1,540

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

 With respect to the nine months ending September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2016 due to a lack of segregation of duties and the need for an updated accounting system. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls

 There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the quarter ended September 30, 2016 that were not otherwise disclosed by us in a Current Report on Form 8-K except as set forth below:

On August 12, 2016, the Company issued an aggregate of 450,000 shares of common stock to an investor relations consultant for payment of accounts payable.

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

Dated: November 10, 2016	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman (Principal Executive Officer)
/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)