Form 10-K
period 2016-12-31
Orbital Tracking Corp.
filed 2017-04-07
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed first fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date was approximately $3,862,868. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 4, 2017
Common Stock, $0.0001 par value	64,832,314

ORBITAL TRACKING CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2016

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

For accounting purposes, this transaction was accounted for as a reverse acquisition and has been treated as a recapitalization of the Company. with GTCL considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Company was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTCL and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Our Current Business

The Company is a distributor, developer and reseller of satellite enabled communications hardware and provides products, airtime and related services to customers located both in the United States and internationally through its subsidiaries, US based Orbital Satcom Corp. (“Orbital Satcom”) and UK based GTCL. We sell equipment and airtime for use on all major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya. We specialize in offering a range of satellite enabled personal and asset tracking products and provide an advanced mapping portal for customers using our range of GSM and satellite based GPS tracking devices. Additionally, we operate a short-term rental service for customers who require use of our equipment for a limited time without the up-front expense of purchasing hardware.

Our acquisition of GTCL in February 2015 expanded our global satellite based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts which entitle us to transmit GPS tracking coordinates and other information at preferential rates through one of the world’s largest commercial satellite networks.

We now have a physical or storefront presence in more than 10 countries, and have in excess of 15,000 customers located in almost 60 countries across every continent in the world. Our customers include businesses, U.S. and foreign governments, non-governmental and charitable organizations, military users and private individuals located all over the world.

MSS Products

Through GTCL, we believe we are one of the leading providers in Europe of Mobile Satellite Solutions (MSS) including satellite trackers, satellite phones, mobile broadband Wi-Fi hotspots and terminals. By enabling wireless communications in areas not served or underserved by terrestrial wireless networks, or in circumstances where terrestrial networks are not operational due to natural or man-made disasters, we seek to meet our customers’ increasing desire for connectivity anywhere in the world.

Our MSS products rely on satellite networks and thus are not reliant on cell towers or other local infrastructure. As a result, our MSS solutions are suitable for recreational travelers and adventurers, government and military users, and corporations and individuals in the event of an emergency such as a power outage, hurricane or other natural disaster during which regular cell phone, telephone and internet service may not be available. We purchase these products directly from the manufacturers or distribution partners and sell them directly to end users and a growing base of resellers that we have around the world.

Our principal focus is on growing our existing satellite based hardware, airtime and related services, specifically services attracting recurring revenue for the Company. We are developing our own dual mode tracking device for use by retail, corporate and governmental customers worldwide.

Satellite Communications Services

As a result of the purchase of contracts and assets from Global Telesat Corp. (“GTC”) in December 2014, we commenced providing satellite communications services globally via satellite over Globalstar’s satellite based simplex data network. We provide this service through our Orbital Satcom and GTCL subsidiaries. Our rights under the purchased contracts allow us to have preferred pricing arrangements with Globalstar for each account used during the term of contracts. We then offer our customers a range of prepaid and monthly fee satellite communications airtime options.

The simplex service is a one-way burst data transmission from a commercial simplex device over the Globalstar network that can be used to track and monitor assets. We can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. At the heart of the simplex service is a demodulator and RF interface, called an applique, which is located at a Globalstar gateway. The gateways equipped with appliques, many of which are owned by us, provide coverage for simplex tracking devices over vast areas of the globe. The applique receives and collates messages from all simplex devices transmitting over the Globalstar network. Simplex devices consist of a telemetry unit, an application specific sensor, a battery and optional global positioning functionality. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security together with lone worker or recreational user safety.

Aside from providing services over Globalstar’s simplex data network, we are, through GTCL and Orbital Satcom, an authorized reseller of Globalstar’s two-way voice and data transmissions service, called the duplex service, and simplex and duplex satellite telecommunications services offered by other leading networks such as Iridium, Inmarsat and Thuraya. We offer a range of pay-as-you-go and monthly fee satellite communications airtime options from these network providers. We typically pay the network providers a monthly access fee per subscriber, as well as usage fees for airtime minutes used by our subscribers. This is a rapidly growing market and we believe we are well positioned to take advantage of this growth. Our customers are in industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities as well as recreational users. We are focused on growing and diversifying our customer base, increasing our product range and making maximum use of our preferred pricing arrangements with Globalstar and other networks to generate increased revenue.

Online Storefronts

We operate two mobile friendly e-commerce websites through our Orbital Satcom and GTCL subsidiaries which offer a range of MSS products and solutions. These websites produce sales and attract enquiries from customers and potential customers from all around the world. Over the long term, we plan to develop additional country-specific websites or offer translation options on our existing websites to target customers in South America, Asia and Europe where we anticipate there will be substantial further demand for our products.

In addition to our two main e-commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third party e-commerce storefronts offered by Amazon, eBay, Sears and Walmart. We currently have storefronts in the UK, US, Germany, France, Spain, Italy, Mexico, Japan and Canada. We have invested in personnel to translate our listings correctly in the different countries we are represented in and are regularly improving and increasing our listings on all Amazon sites. We currently have more than 3,000 product listings on all third party sites and invest in inventory to hold at Amazon’s various warehouses around the world to ensure that orders are shipped and received by customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high speed broadband terminals, and satellite Wi-Fi hotspots. We expect to open more third party storefronts during 2017.

Mapping and Tracking Portal

Our advanced mapping and tracking portals, www.orbitaltrack.com, (OrbitalTrack”), offered by Orbital Satcom, and www.gtctrack.com, (“GTCTrack”) offered by GTCL, have been developed by us and are available for use by registered customers. OrbitalTrack and GTCTrack display real-time worldwide asset location reports including position, speed, altitude and heading and also provides past location and movement history reports on a wide range of tracking devices. These mapping portals are available to all of our customers to monitor their assets and we intend to aggressively pursue new customers for this application.

Proprietary Satellite Tracking Products

We have developed our first own brand global tracking product, a dual-mode asset tracker, which will be available in the marketplace later in 2017 following final testing and receipt of necessary regulatory and compatibility certifications. The Company’s dual-mode asset tracker was designed to address the current technical and service cost challenges facing the global Asset Management Systems market, a market growing at a 20.5% compound annual growth rate and estimated to reach a value of $18.87 billion by 2020 according to research by Market and Markets. The first product designed and developed by the Company, the dual-mode tracker utilizes both cellular and satellite technology to provide truly global tracking, automatically switching between the cellular and satellite links making it an ideal solution for use in both populated and remote areas, including trans-oceanic routes. For commercial users in transportation, shipping, logistics, fleet management and construction, it features detailing reporting alerts, status and GPS location data allowing cargo and vehicles to be tracked nearly anywhere in the world while lowering operating costs by utilizing cellular when available and satellite in remote areas, optimizing roaming charges and delivering significant cost savings.

We anticipate that we will be able to complete development and certification of the new dual-mode tracker for approximately $50,000 to $75,000 and believe there is strong customer demand based on existing customer requests.

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

Intellectual Property

Our success and ability to compete depends in part on our ability to maintain our trade secrets. All of our employees and consultants are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. In connection with the purchase of the contracts from GTC and related agreements, GTC and its parent World Surveillance Group, Inc. agreed to keep confidential certain information. In February 2015, we purchased certain software, including source code and executable code, and electronic files required for the development of dual mode trackers. On October 13, 2015, we purchased appliques, which are demodulator and RF interfaces located at various ground stations for gateways.

Research and Development

On February 19, 2015, the Company issued 1,000,000 shares of common stock, at $0.05 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode GSM/Globalstar Simplex tracking devices and related hardware and intellectual property. We spent $0 and $50,000, respectively, in the fiscal years ending December 31, 2016 and December 31, 2015 on research and development.

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

The development of our own branded range of satellite tracking devices is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. We continue to make significant investments in research and development relating to our satellite ground stations and tracking devices and our other businesses. Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products. We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

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

The Company depends heavily on the continued efforts of David Phipps, Chairman, Chief Executive Officer and a director. Mr. Phipps is the founder of GTCL and is essential to the Company’s strategic vision and day-to-day operations and would be difficult to replace. While we have entered into a two-year employment contract with Mr. Phipps, we cannot be certain that he will desire to continue with us for the duration of the employment term. The departure or loss of Mr. Phipps, or the inability to hire and retain a qualified replacement, could negatively impact the Company’s ability to manage its business.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products. To the extent, the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We believe there exist control deficiencies in our internal control over financial reporting as of December 31, 2016, including those related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Those deficiencies, and others, were exacerbated by our entrance into the mobile satellite communications business in December 2015 and consummation of the Share Exchange in February 2015. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related to Our Organization and Our Common Stock

Certain shareholders will be able to exert significant influence over us to the detriment of minority stockholders.

Our ten largest shareholders beneficially own approximately 38.7% of our outstanding common stock as of April 4, 2017, as calculated according to voting power. This percentage would increase to 47.2%, should Mr. Phipps exercise his fully-vested options for 10,000,000 into common stock . These stockholders, if they act together, will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

On March 5, 2016, the Company’s’ shareholders approved to increase the authorized common and preferred shares. On March 9, 2016, the Company filed with the Secretary of the State of Nevada, its amended articles of incorporation, reflecting the shareholders’ approval. We are authorized to issue an aggregate of 750,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) below the price an investor paid for stock. Further, in the event that we issue common stock or securities convertible into common stock at a price that is lower than $0.05 per share of common stock, subject to certain exceptions, holders of an aggregate of 78,097,653 shares of our common stock and common stock underlying certain preferred shares will be entitled to receive additional securities. We will be required to issue to these holders additional securities such that they will hold that number of shares of common stock or securities convertible into common stock as if they had originally purchased their securities at the lower price.

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

The total number of shares of preferred stock authorized, preferred stock issued and outstanding as of April 4, 2017 and common stock that may be issued upon conversion of each class of preferred stock as of April 4, 2017 is set forth below.

Class of Preferred Stock	Authorized Shares of Preferred Stock	Issued and Outstanding April 4, 2017	Underlying Shares of Common Stock Issuable April 4, 2017 (1)	Beneficial Ownership Limitation
Series A Preferred Stock	20,000	-	-	9.99%
Series B Preferred Stock	30,000	6,666	6,666	9.99%
Series C Preferred Stock	4,000,000	3,540,365	35,403,650	4.99%
Series D Preferred Stock	5,000,000	3,158,984	63,179,680	4.99%
Series E Preferred Stock	8,746,000	7,717,356	77,173,560	4.99%
Series F Preferred Stock	1,100,000	1,099,998	1,099,998	4.99%
Series G Preferred Stock	10,090,000	10,083,351	10,083,351	4.99%
Series H Preferred Stock	200,000	87,500	8,750,000	4.99%
Series I Preferred Stock	114,944	92,944	9,294,400	4.99%

(1)	Not accounting for any applicable limitations on beneficial ownership.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2017 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any statutory holding period under Rule 144, or issued upon the conversion of preferred stock or exercise of warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property.

We rent our office space at 18851 N.E. 29th Ave, Suite 700, Aventura, Florida 33180 for $175 per month and our facilities in Poole, England for £1,833 per month, or $2,486 per month at the yearly average conversation rate of 1.35585.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently eligible for quotation and trades on the OTC Markets under the symbol “TRKK.” The quotation of our common stock under this symbol began on February 20, 2015. Prior to such date our common stock was eligible for quotation and traded under the symbol “GWST” from May 16, 2014. Prior to such date our common stock was eligible for quotation and traded under the symbol “SILV” from May 2011.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets, as adjusted for our 150:1 reverse split approved by FINRA April 21, 2014 (the “Reverse Split”). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. The last reported sales price of our common stock on the OTC Markets on April 4, 2017 was $0.02 per share.

	High	Low
Year ended December 31, 2015
First Quarter	$2.37	$0.90
Second Quarter	1.65	0.79
Third Quarter	1.10	0.79
Fourth Quarter	1.75	0.81
Year ended December 31, 2016
First Quarter	$1.05	$0.18
Second Quarter	0.24	0.05
Third Quarter	0.11	0.02
Fourth Quarter	0.06	0.02

Equity Compensation Plan Information

As of December 31, 2016, we had issued and outstanding options to purchase 12,850,000 shares of common stock and warrants to purchase 5,000 shares of common stock. The weighted average exercise price of the options and warrants were $0.02 and $4.50, respectively. The foregoing securities were not issued under any equity compensation plan.

The following table provides information about our equity compensation plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	226,667
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	226,667

Holders

As of April 4, 2017, we had 64,312,814 shares of our common stock issued and outstanding held by approximately 426 stockholders of record.

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

On February 19, 2015, the Company issued to Mr. Rector, a former Chief Financial Officer and director of the Company and former Chief Executive Officer of the Company, 850,000 shares of common stock and a seven year immediately vested option to purchase 2,150,000 shares of common stock at a purchase price of $0.05 per share as compensation for services provided to the Company.

On February 19, 2015, the Company sold an aggregate of 550,000 units at a per unit purchase price of $2.00, in a private placement to certain accredited investors for gross proceeds of $1,100,000. Each unit consisted of: forty (40) shares of the Company’s common stock or, at the election of any purchaser who would, as a result of purchase of units become a beneficial owner of five (5%) percent or greater of the outstanding common stock of the Company, four (4) shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share, with each share convertible into ten (10) shares of common stock. The Company sold 15,000 units consisting of an aggregate of 600,000 shares of common stock and 535,000 units consisting of an aggregate of 2,140,000 shares of Series C Convertible Preferred Stock.

On February 19, 2015, the Company issued an aggregate of 1,675,000 shares of common stock to certain current consultants, former consultants and employees. These shares consist of (i) 250,000 shares of common stock issued to a consultant as compensation for services relating to the provision of satellite tracking hardware and related services, sales and lead generation, (ii) one million shares of common stock issued to a consultant as compensation for the design and delivery of dual mode GSM/Globalstar Simplex tracking devices and related hardware and intellectual property, (iii) 250,000 shares of common stock, subject to a one year lock up, issued to the Company’s controller and (iv) 175,000 shares of common stock issued to MJI Resources Corp. (“MJI”), in full satisfaction of outstanding debts. MJI agreed to sell only up to 5,000 shares per day and the Company has a six-month option to repurchase these shares at a purchase price of $0.75 per share.

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

Pursuant to the Subscription Agreement and Note Purchase Agreement, the Company agreed to use its reasonable best efforts to effectuate the increase of its authorized shares of common stock from 200,000,000 shares of common stock to 750,000,000 shares of common stock on or prior to January 31, 2016. The Company’s shareholders on March 5, 2016, approved the increase in authorized common and preferred share. $350,000 of the proceeds from the sale of Preferred F Shares and the Notes are intended to be utilized for public relations and expenses associated with publications, reports and communications with shareholders and others concerning the company’s business. The Subscription Agreement provides the purchasers of the Preferred F Shares with a 100% right of participation in all future securities offerings of the Company, subject to customary exceptions.

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

On January 15, 2016, the Company engaged IRTH Communications LLC., (“IRTH”) for a term of 12 months to provide investor relations, public relations, internet development, communication and consulting services. As consideration for its services, IRTH will receive from the Corporation a monthly fee of $7,500 and as a single one-time retainer payment, $100,000 worth of shares of the Company’s common stock; calculated by the average closing price of the Company’s common stock on its principal exchange for the 10 (ten) trading days immediately prior to the execution of this Agreement; which shares shall be Restricted Securities, pursuant to the provisions of Rule 144. As additional compensation, in the event the Company, during or within two (2) years after the term of this Agreement, receives investment monies (debt, equity or a combination thereof) from investor(s) introduced to the Company by IRTH as described herein, Company agrees to pay IRTH a finder’s fee equal to three percent (3%) of all gross monies invested by investor(s) and received by Company.

On February 11, 2016, the Company issued 136,612 shares of its common stock, valued at $0.60 per share, or $81,967, to IRTH Communications LLC for services, as disclosed above.

On March 3, 2016, the Company entered into a two-year Executive Employment Agreement with David Phipps, its Chairman, President and Chief Executive Officer, effective January 1, 2016. Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President, and receive an annual base salary equal to the sum of $144,000 and £48,000. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. Also on March 3, 2016 and effective January 1, 2016, the Corporation’s wholly owned subsidiary Orbital Satcom Corp. and Mr. Phipps terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000. The other terms of the Original Agreement are identical to the terms of the Employment Agreement. Mr. Phipps remains the President of Orbital Satcom.

On May 17, 2016, the Company entered into exchange agreements with holders of the Company’s outstanding $504,168 convertible notes originally issued on December 28, 2015, pursuant to which the Notes were cancelled and the exchanging holders were issued an aggregate of 10,083,351 shares of newly designated Series G Convertible Preferred Stock.

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

We had net cash used in operations of approximately $1,044,039 during the year ended December 31, 2016. At December 31, 2016, we had a working capital of approximately $81,490. Additionally, at December 31, 2016, we had an accumulated deficit of approximately $4,601,406 and stockholder’s equity of $2,309,828. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Effect of Exchange Rate on Results

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries, GTCL, is maintained using the appropriate local currency, Great British Pound, as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the year ended December 31, 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$: GBP and for the year ended 2015 closing rate at 1.47373 US$: GBP, average rate at 1.52855 US$: GBP.

Global Telesat Communications LTD, (GTCL) represents 70.8% of total company sales and as such, currency rate variances have an impact on results. For the year ended December 31, 2016 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.52855 to 1.35585. Had the yearly average rate remained, sales would have been higher by $434,000. GTCL comparable sales in GBP, its home currency, increased 38.9% or £705,683, from £1,811,909 to £2,517,592 for the year ended December 31, 2016 as compared to December 31, 2015.

Results of Operations

Net Revenue. For the years ended December 31, 2016 and 2015, revenues generated were approximately $4,698,638 and $3,950,601, an increase of $748,037 or 18.9%. Revenues were derived primarily from the sales of satellite phones, accessories and the airtime plans. Comparable sales for Orbital Satcom Corp increased 7.6% or $132,782, from $1,181,008 to $1,270,393. Comparable sales for Global Telesat Communications LTD increased 21.6% or $1,189,946, from $2,769,594 to $3,326,855. The sales increase is attributable to additional product lines being introduced by the company and resources associated from equity funding, which occurred in December of 2015, and enabled the Company to add additional marketplaces for its online presence, offset by exchange rate variances as described above.

Cost of Sales. During the years ended December 31, 2016, cost of revenues increased to $3,623,516 compared to $2,966,121 for the year ended December 31, 2015, an increase of $657,395 or 22.2%. We expect our cost of revenues to continue to increase during fiscal 2017 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross profit margins during the year ended December 31, 2016 and 2015 were 22.9% and 24.9%, respectively. The decline in margin was attributable to an increase in sales to resellers which have a lower profit margin.

Operating Expenses. Total operating expenses for the year ended December 31, 2016 were $2,705,646, a decrease of $270,159, or 9.1%, from total operating expenses for the year ended December 31, 2015, of $2,975,805.

Selling, general and administrative expenses were $566,186 and $517,269 for the years ended December 31, 2016 and 2015, respectively, an increase of $48,917 or 9.5%. The increase is attributable to increases variable costs, which increase with revenue, such as credit card processing fees, online service fees, bank charges, advertising and marketing.

Salaries, wages and payroll taxes were $664,705 and $582,226 for the year ended December 31, 2016 and 2015, respectively, an increase of $82,479, or 14.2%. The increase was attributable to costs associated with personnel; to support the requirements for public companies, to support revenue goals and build the Company’s infrastructure for future growth and opportunities.

Stock based compensation were non-cash expenses, for fully vested options to purchase 10,000,000 shares of Company’s stock at an exercise price of $0.01 per share, to the Company’s CEO. For the year ended December 31, 2016, stock based compensation was $190,000. For the year ended December 31, 2015, there was stock based compensation of $1,072,500, for awards of 1,100,000 shares of Company’s stock and 2,850,000 fully vested options to purchase common stock at an exercise price of $0.05 per share, to employees and a director.

Professional fees were $992,952 and $505,762 for the years ended December 31, 2016 and 2015, respectively, an increase of $487,190 or 96.3%. Non-recurring, non-cash expenses of $262,500, represented 46.0 % of the increase, which were related to stock based fees for investor relations. Additionally, another $415,416 of non-recurring costs represented amounts for investor relations and certain other transaction fees. The increase during the year ended December 31, 2016 as compared to the prior year in 2015, was attributable to the Company’s non-recurring costs, as described above, which were derived as part of the reserve, from the Company’s proceeds from convertible notes and preferred stock subscriptions totaling $1.1 million on December 28, 2015.

Depreciation and amortization expenses were $291,803 and $298,047 for the years ended December 31, 2016 and 2015, respectively, a decrease of $6,244, or 2.1%. The decrease was attributable to exchange rate variances.

We expect our expenses in each of these areas to continue to increase during fiscal 2017 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $959,399 compared to $72,886 during the years ended December 31, 2016 and 2015 respectively, an increase of $886,513 or 1,216.3%. The increase is primarily attributed to the decrease recognized due to; changes in the fair value of derivative instruments of $426,093, interest expense related to the amortized portion of the convertible note payable discount, net of $602,027 and expense related to Series H Preferred stock issuance for price protection to certain Subscribers of Preferred Series C, Preferred Series F and Preferred series G in the amount of $679,778, and imputed interest related to related party note payable of $1,133, totaling $856,845, which is a net offset as an increase to additional paid in capital, and exchange rate variances of $102,554.

Net Income (Loss)

We recorded net loss before income tax of $2,589,923 for the year ended December 31, 2016 as compared to a net loss of $2,064,211, for the year ended December 31, 2015. The increase is a result of the factors as described above.

Comprehensive (Loss) Income

We recorded a loss for foreign currency translation adjustments for the year ended December 31, 2016 and 2015, of $20,678 and $11,414, respectively. The fluctuations of the increase/decrease is primarily attributed to the increase recognized due to exchange rate variances. Comprehensive loss was $2,610,601 as compared to loss of $2,075,625 for the year ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2016, we had a cash balance of $114,733. Our working capital is approximately $81,490 at December 31, 2016.

Our current assets at December 31, 2016 decreased to $802,107 from $1,632,349, or 50.9% from December 31, 2015 and included cash, inventory, accounts receivable, unbilled revenue, prepaid expenses and other current assets. Cash represented proceeds from the sale of convertible notes payable and Preferred Series F stock subscriptions. Prepaid expenses primarily represent services to consultants, which are amortized over the length of the contract.

Our current liabilities at December 31, 2016 decreased to $720,617 from $1,127,200 or a decrease of $406,583, or 36.1% from December 31, 2015 and included our accounts payable, accrued expenses, due to related party, associated derivative liability and liabilities of discontinued operations. On December 28, 2015, the Company received proceeds from its convertible notes payable of $550,000 and recorded the associated derivative liabilities. As of December 31, 2016, and 2015, the Company had a derivative liability balance from its convertible notes payable of $1,237 and $311,373, respectively.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2016 amounted to $1,044,036 and were primarily attributable to our net loss of $2,589,923 offset by; stock based compensation of $190,000, depreciation and amortization expense of $291,803, amortization of notes payable discount of $602,515, amortization of prepaid expense for stock based compensation for services of $262,500, change in fair value of derivative liabilities, net $426,093, preferred stock-based price protection expense of $679,778 and imputed interest of $1,133 . Changes in operating assets and liabilities were reflected by decreases in; accounts receivable of $19,960, unbilled revenue of $11,419 and prepaid and other current assets of $61,485, deferred revenue of $14,037, and accounts payable and accrued expenses of $50,827; and increases in inventory of $83,749.

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

Investing Activities

Net cash flows used in investing activities were $26,448 and $559,913 for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, we purchased property and equipment of $26,448. For the year ended December 31, 2015, we used cash to pay $375,000 in connection with the Share Exchange Agreement, purchase of property and equipment of $215,847, which was offset by $30,934 of cash acquired from acquisition.

Financing Activities

Net cash flows provided by financing activities were $242,568 and $2,089,708 for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, we had repayments of convertible notes payable of $100,834 and payments due to related party for $6,598 and proceeds from the sale of our common stock of $350,000. During the year ended December 31, 2015, we received proceeds from convertible notes payable of $550,000 and from the sale of our common and preferred stock for $1,647,501, which was used for working capital purposes, offset by payments of related party payable of $107,793.

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

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2016, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2016, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2016.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our officers, directors and significant employees as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

David Phipps	51	February 19, 2015	Chief Executive Officer, President and Chairman

Hector Delgado	48	May 27, 2015	Director

Theresa Carlise	58	June 9, 2015	Chief Financial Officer, Treasurer and Secretary

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

Theresa Carlise, Chief Financial Officer, Treasurer and Secretary, 58, was appointed Chief Financial Officer, Treasurer and Secretary on June 9, 2015. She joined the Company from FTE Networks (OTCQX FTNW), a leading provider of infrastructure services for the telecommunications and wireless sector, where she served as a financial advisor from May 2014 through March 2015. Chief Financial Officer and director from September 2011 through May 2014. Prior to FTE Networks, she served as the Chief Executive Officer, Chief Financial Officer and a director of Control System & Instrumentation (CSI) Consultants, which provided information technology consulting and system design to the industrial and manufacturing sectors, from July 2010 to September 2011 and as Chief Financial Officer and a director of Las Vegas Railway Express, Inc. (OTCBB LVRE), a developer of passenger rail transportation and related ancillary services, from December 2009 through July 2010. Ms. Carlise also served as the Chief Financial Officer of Shearson Financial Network, Inc. (OTCBB SFNN), and as Chief Financial Officer, senior vice president and a director of National Record Mart, Inc., (NASDAQ NRMI). From October 2006 to November 2007 Ms. Carlise served as Chief Financial Officer of Shearson Financial Network, Inc., a direct to consumer mortgage banking company. Declining market conditions in the mortgage banking industry in 2007, contributed to the Company filing a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June of 2008. Ms. Carlise holds a Bachelor of Science in Finance from Indiana University of Pennsylvania.

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

Director Independence

Mr. Phipps is not an “independent” director based on the definition of independence in the listing standards of the NASDAQ Stock Market (“NASDAQ”). Mr. Delgado is an “independent” director based on the definition of independence in the listing standards of NASDAQ.

Committees of the Board of Directors

Audit Committee. We intend to establish an audit committee of the Board of Directors once we have satisfied the other initial listing standards for listing our common stock on NASDAQ or another national exchange. The audit committee will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We intend to establish a compensation committee of the Board of Directors once we have satisfied the other initial listing standards for listing our common stock on NASDAQ or another national exchange. The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee will also administer our stock option plans and recommend and approve grants of stock options under such plans.

Nominating Committee. We intend to establish a nominating committee of the Board of Directors once we have satisfied the other initial listing standards for listing our common stock on NASDAQ or another national exchange. The nominating committee will consider and make recommendations on matters related to the practices, policies and procedures of the Board and take a leadership role in shaping our corporate governance. As part of its duties, the nominating committee would assess the size, structure and composition of the Board and its committees, and coordinate the evaluation of Board performance. The nominating committee would also act as a screening and nominating committee for candidates considered for election to the Board.

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

Item 11. Executive Compensation.

The following table summarizes the overall compensation earned over each of the past two fiscal years ended December 31, 2016, by each person who served as a named executive officer during the fiscal year ended December 31, 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
David Phipps Chief Executive Officer,	2016	$203,657	$190,000	$36,000	$429,657
President and Chairman (2)	2015	$165,000	-	$58,000	$223,000

Theresa Carlise Chief Financial Officer,	2016	$140,000	$-	$-	$140,000
Secretary and Treasurer (3)	2015	$47,507	$650,000	$-	$697,507

(1)	Reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. All stock awards have been adjusted for our 1:150 reverse stock split effective March 28, 2014.
(2)	Mr. Phipps was appointed as our Chief Executive Officer, President, Chief Financial Officer and Treasurer on February 19, 2015. He resigned on June 9, 2015, from his positions as Chief Financial Officer and Treasurer. On December 16, 2016, Mr. Phipps was granted ten year option to purchase shares of common stock. The option is immediately exercisable into 10,000,000 shares of common stock at a purchase price of $0.01 per share.
(3)	Ms. Carlise was appointed as our Chief Financial Officer, Secretary and Treasurer on June 9, 2015. On December 28, 2015, Ms. Carlise was granted ten year option to purchase shares of common stock. The option is immediately exercisable into 500,000 shares of common stock at a purchase price of $0.05 per share.

Agreements

On February 19, 2015, Mr. Rector was issued 850,000 shares of common stock and a seven-year option to purchase shares of common stock. The option is immediately exercisable into 2,150,000 shares of common stock at a purchase price of $0.05 per share. The Company has paid an affiliated company of which Mr. Rector is the President $0 and $24,000, for the years ended December 31, 2016 and 2015, respectively.

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

Also on December 28, 2015, the Company issued Ms. Carlise options to purchase up to 500,000 shares of common stock and issued Hector Delgado, a director of the Company, options to purchase up to 200,000 shares of common stock. The options were issued outside of the Company’s 2014 Equity Incentive Plan (the “Plan”) and are not governed by the Plan. The options have an exercise price of $0.05 per share, vest immediately, and have a term of ten years.

On March 3, 2016, the Company entered into a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016 (the “Employment Agreement”). Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President, and receive an annual base salary equal to the sum of $144,000 and £48,000, or $65,078 at the yearly conversion rate of 1.3558. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. Also on March 3, 2016 and effective January 1, 2016, the Corporation’s wholly owned subsidiary Orbital Satcom and Mr. Phipps, terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000. The other terms of this agreement with the Company are identical to the terms of Mr. Phipps’ employment agreement with Orbital Satcom described above.

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 10,000,000 shares of common stock. The options were issued outside of the Plan and are not governed by the Plan. The options have an exercise price of $0.01 per share, vest immediately, and have a term of ten years.

Directors’ Compensation

Jenna Foster, a former GTCL Shareholder and the Secretary of GTCL, was appointed director of the Company on February 19, 2015. She received 400,000 shares of common stock and 320,000 shares of Series E Preferred Stock in the share exchange. Ms. Foster resigned as a director on February 24, 2015.

On December 28, 2015, the Board of Directors awarded Mr. Delgado fully vested options to purchase up to 200,000 shares of common stock at an exercise price of $0.05 with a ten-year term. On December 29, 2016, the Board of Directors approved increasing its quarterly payments from $3,500 to $5,000, to its independent director, Hector Delgado.

Mr. Phipps and Mr. Delgado receive no compensation from the Company except as described above.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

226,667 shares (post-split), of our common stock are reserved for issuance under the 2014 Equity Incentive Plan as awards to employees, directors, consultants, advisors and other service providers. There are no outstanding equity awards as of December 31, 2016 as reserved under the 2014 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables sets forth, as of April 4, 2017, the number of and percent of the Company’s common stock beneficially owned by: (1) all directors and nominees, naming them; (2) our executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from April 4, 2017 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 4, 2017 have been exercised and converted. Each beneficial owner’s percentage ownership is determined based upon 64,832,314 shares of common stock issued and outstanding as of April 4, 2017.

Amount and Nature of Beneficial Ownership

	Total Voting Power (1)			Common Stock (2)			Series B Preferred Stock (3)			Series C Preferred Stock (4)			Series D Preferred Stock (5)
	Number of Shares		Percent	Number of Shares		Percent	Shares Beneficially Held		Percent	Shares Beneficially Held		Percent	Shares Beneficially Held		Percent
Name and Address of Beneficial Owner (11)
Directors and Executive Officers
David Phipps	3,235,132	(12)	3.99%	12,339,840	(13)	15.88%	-		-	-		-	-		-
Hector Delgado	-		-	200,000	(14)	0.26%	-		-	-		-	-		-
Theresa Carlise	-		-	500,000	(15)	0.64%	-		-	-		-	-		-
Directors and Executive Officers as a Group (3 persons)	3,235,132		3.99%	13,039,840		16.79%	-		-	-		-	-		-

Certain Persons
ADH Capital Ventures LLC (16)	3,235,132	(17)	3.99%	3,235,132	(17)	4.16%	-		-	375,000		10.59%	-		-
Michael Brauser (18)	3,235,132	(18)	3.99%	3,235,132	(18)	4.16%	3,333	(18)	50.00%				1,522,566	(18)	48.20%
DL2 Capital (19)	3,235,132	(20)	3.99%	3,235,132	(20)	4.16%	-		-	-			-
Frost Gamma Investments Trust (21)	3,235,132	(22)	3.99%	3,235,132	(22)	4.16%	-		-	2,127,923	(22)	60.10%
Barry Honig GRQ 401K (23)	3,235,132	(24)	3.99%	3,235,132	(24)	4.16%	3,333	(24)	50.00%	-		-	779,844	(24)	24.69%
Intracoastal Coastal Capital LLC (25)	3,235,132	(26)	3.99%	3,235,132	(26)	4.16%	-		-	-		-	175,000	(26)	5.54%
Sandor Capital Master Fund LP (27)	3,235,132	(28)	3.99%	3,235,132	(28)	4.16%	-		-	925,000	(28)	26.13%	655,000	(28)	20.73%
The David Stephen Group LLC (29)	850,000		1.05%	3,000,000	(30)	3.86%	-		-	-		-	-

Total Voting Capital and Shares Outstanding	81,160,281			77,687,314			6,666			3,540,365		-	3,158,984

Amount and Nature of Beneficial Ownership-(Continued)

	Series E Preferred Stock (6)			Series F Preferred Stock (7)			Series G Preferred Stock (8)			Series H Preferred Stock (9)			Series I Preferred Stock (10)
	Shares Beneficially Held		Percent	Shares Beneficially Held		Percent	Shares Beneficially Held		Percent	Shares Beneficially Held		Percent	Shares Beneficially Held		Percent
Name and Address of Beneficial Owner (11)
Directors and Executive Officers
David Phipps	6,248,016		80.96%	-		-	-		-	-			-
Hector Delgado				-		-	-		-	-			-
Theresa Carlise	-		-	-		-	-		-	-			-		-
Directors and Executive Officers as a Group (3 persons)	6,248,016		80.96%	-		-	-		-	-		-	-		-

Certain Persons
ADH Capital Ventures LLC (16)	50,000		0.65%	-		-	-		-
Michael Brauser (18)	-		-	116,666	(18)	10.61%	1,986,116	(18)	19.70%	12,500	(18)	14.3%
DL2 Capital (19)	1,385,500	(20)	17.95%
Frost Gamma Investments Trust (21)			-							62,500	(22)	71.4%
Barry Honig GRQ 401K (23)	-		-	116,666	(24)	10.61%	1,986,116	(24)	19.70%	12,500	(24)	14.3%
Barry Honig ()	-		-				-
Intracoastal Coastal Capital LLC (25)	-		-	666,666	(26)	60.61%	6,111,119	(26)	60.61%				69,944	(26)	75.25%
Sandor Capital Master Fund LP (27)	-		-	200,000	(28)	18.18%	-		-				23,000	(28)	24.75%
The David Stephen Group LLC (29)	-		-	-		-	-		-	-			-

Total Voting Capital and Shares Outstanding	7,717,356			1,099,998			10,083,351			87,500			92,944

(1) In determining the voting power held by a person or entity on April 4, 2017, the percentage of total voting power represents voting power with respect to all shares of our common stock and preferred stock, as a single class. The holders of our common stock are entitled to one vote per share, holders of our Series B Preferred Stock are entitled to one vote per share, holders of our Series C Preferred Stock are entitled to 10 votes per share, holders of our Series D Preferred Stock are entitled to 20 votes per share, holders of our Series E Preferred Stock are entitled to 10 votes per share, holders of our Series F Preferred Stock are entitled to one vote per share, holders of our Series G Preferred Stock are entitled to one vote per share, holders of our Series H Preferred Stock are entitled to 100 votes per share, and holders of our Series I Preferred Stock are entitled to 100 votes per share. Shares of common stock which may be acquired within 60 days upon exercise of warrants or options or conversion of promissory notes were not included in calculating the voting power.

(2) In determining the voting power held by a person or entity on April 4, 2017, the percentage of total voting power represents voting power with respect to all shares of our common stock and preferred stock, as a single class. The holders of our common stock are entitled to one vote per share, holders of our Series B Preferred Stock are entitled to one vote per share, holders of our Series C Preferred Stock are entitled to 10 votes per share, holders of our Series D Preferred Stock are entitled to 20 votes per share, holders of our Series E Preferred Stock are entitled to 10 votes per share, holders of our Series F Preferred Stock are entitled to one vote per share, holders of our Series G Preferred Stock are entitled to one vote per share, holders of our Series H Preferred Stock are entitled to 100 votes per share, and holders of our Series I Preferred Stock are entitled to 100 votes per share. Shares of common stock which may be acquired within 60 days upon exercise of warrants or options or conversion of promissory notes were not included in calculating the voting power.

(3) The holders of our Series B Preferred Stock are entitled to one vote for each share of Series B Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited. Each share of Series B Preferred Stock is convertible into five shares of common stock. Pursuant to the terms of the Series B Preferred Stock, a holder cannot convert any of the Series B Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series B Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits.

(4) Each share of Series C Preferred Stock is convertible into 10 shares of common stock. Pursuant to the terms of the Series C Preferred Stock, a holder cannot convert any of the Series C Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series C Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to 10 votes for each share of Series C Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited.

(5) Each share of Series D Preferred Stock is convertible into 20 shares of common stock. Pursuant to the terms of the Series D Preferred Stock, a holder cannot convert any of the Series D Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series D Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to 20 votes for each share of Series D Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited.

(6) Each share of Series E Preferred Stock is convertible into 10 shares of common stock. Pursuant to the terms of the Series E Preferred Stock, a holder cannot convert any of the Series E Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series E Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to 10 votes for each share of Series E Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken or any written consent of shareholders is solicited

(7) Each share of Series F Preferred Stock is convertible into one share of common stock. Pursuant to the terms of the Series F Preferred Stock, a holder cannot convert any of the Series F Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series F Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each share of Series F Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken or any written consent of shareholders is solicited.

(8) Each share of Series G Preferred Stock is convertible into one share of common stock. Pursuant to the terms of the Series G Preferred Stock, a holder cannot convert any of the Series G Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series G Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each share of Series G Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken or any written consent of shareholders is solicited.

(9) Each share of Series H Preferred Stock is convertible into 100 shares of common stock. Pursuant to the terms of the Series H Preferred Stock, a holder cannot convert any of the Series H Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series H Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to 100 votes for each share of Series H Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken or any written consent of shareholders is solicited.

(10) Each share of Series I Preferred Stock is convertible into 100 shares of common stock. Pursuant to the terms of the Series I Preferred Stock, a holder cannot convert any of the Series I Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series I Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to 100 votes for each share of Series I Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken or any written consent of shareholders is solicited.

(11) Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o Orbital Tracking Corp., 18851 N.E. 29th Ave., Suite 700, Aventura, Florida 33180.

(12) Includes (i) 2,339,840 shares of common stock and (ii) 895,292 shares of common stock issuable upon the conversion of 89,529 shares of Series E Preferred. Does not include 61,584,868 votes and 61,584,868 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series E Preferred Stock.

(13) Includes (i) 2,339,840 shares of common stock and (ii)10,000,000 shares of common stock issuable upon exercise of options. Does not include 62,480,160 votes and 62,480,160 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series E Preferred Stock.

(14) Includes 200,000 shares of common stock issuable upon exercise of options.

(15) Includes 500,000 shares of common stock issuable upon exercise of options.

(16) The address of this beneficial owner is 916 Fiddler’s Creek Road, Ponte Vedra Beach, Florida 32082

(17) Includes 3,235,132 shares of common stock issuable upon conversion of Series C Preferred Stock. Felicia Hess is the president of ADH Ventures LLC and holds voting and dispositive power over the securities of the company held by ADH Ventures LLC. Does not include 514,868 votes and 514,868 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series C Preferred Stock.

(18) The address of this beneficial owner is 4400 Biscayne Blvd., #850, Miami Florida 33137. Includes (i) one vote per share for 3,052,800 shares of common stock, (ii) one vote per share for 3,333 shares of Series B Preferred Stock and (iii) 178,999 votes, or 20 votes per share of 8,950 shares of Series D Preferred Stock. Does not include (i) 30,272,321 votes, or 20 votes per share of 1,513,616 shares of Series D Preferred stock due to the beneficial ownership limitations on the voting rights of the Series D Preferred Stock and (ii) one vote per share for 116,666 shares of common stock issuable upon conversion of Series F Preferred Stock due to the beneficial ownership limitations on the voting rights of the Series F Preferred Stock and (iii) 1,986,116 shares of common stock issuable upon conversion of Series G Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series G Preferred Stock, and (iv) 1,250,000 shares of common stock issuable upon conversion of Series H Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock held by Grander Holdings Inc. 401K., Mr. Brauser is the trustee of Grander Holdings Inc., 401K and holds voting and dispositive power over the securities of the Company held by Grander Holdings Inc., 401K and (v) held in the name of Michael Brauser, 1,250,000 shares of common stock issuable upon conversion of Series H Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock and (vi) 5,000 shares of common stock due to the 4.99% beneficial ownership limit on exercise of a warrant.

(19) The address of this beneficial owner is 520 NW 165th Street Road # 102, Miami, FL 33169

(20) Includes 1,000,000 shares of common stock and 2,235,132 shares of common stock issuable upon conversion of Series E Preferred Stock. Does not include 11,619,868 votes and 11,619,868 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series E Preferred Stock.

(21) The address of this beneficial owner is 4400 Biscayne Blvd., 15th Fl. Miami Florida 33137

(22) Includes 706,667 shares of common stock held by Phillip and Patricia Frost Philanthropic Frost Gamma Trust, 620,770 shares of common stock held by Frost Gamma Investments Trust and 20,000 shares of common stock held by Dr. Philip Frost and 1,887,695 shares of common stock issuable upon the conversion of 188,770 shares of Series C Preferred Stock held by Frost Gamma Investments Trust. Dr. Frost is the trustee of Frost Gamma Investments Trust and Phillip and Patricia Frost Philanthropic and holds voting and dispositive power over the securities of the Company held by both. Does not include: (i) 19,391,535 votes and 19,391,535 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series C Preferred Stock held by Frost Gamma Investments Trust and (ii) 6,250,000 votes and 6,250,000 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock held by Frost Gamma Investments Trust.

(23) The address of this beneficial owner is 555 South Federal Highway #450, Boca Raton, Florida 33432

(24) Includes (i) one vote per share for 31,098 shares of common stock held by Barry Honig, (ii) one vote per share for 3,333 shares of Series B Preferred Stock held by Barry Honig, (iii) one vote per share for 1,650,000 shares of common stock held by GRQ Consultants, Inc. 401K FBO Barry Honig, (iv) one vote per share for 2,000 shares of common stock held by GRQ Consultants, Inc. and (v) 1,548,701 votes, or 20 votes per share, for 77,435 shares of Series D Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig. Mr. Honig is the trustee of GRQ Consultants, Inc. 401K FBO Barry Honig and holds voting and dispositive power over the securities of the Company held by GRQ Consultants, Inc. 401K FBO Barry Honig. Mr. Honig is the president of GRQ Consultants, Inc. and holds voting and dispositive power over the securities of the company held by GRQ Consultants, Inc. Does not include (i) 14,048,179 votes underlying 72,409 shares of Series D Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig, and (ii) 116,666 votes or shares of common stock due to the beneficial ownership limitations on the conversion of the Series F Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig, and (iii) 1,986,116 votes or shares of common stock due to the beneficial ownership limitations on the conversion of the Series G Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig., and (iv) 1,250,000 Votes, or 100 votes per share, underlying 12,500 shares of Series H Preferred Stock due to the beneficial ownership limitations on the conversion of the Series H Preferred Stock held by GRQ Consultants, Inc. 401K FBO Barry Honig.

(25) The address of this beneficial owner is 2211A Lakeside Dr.,Bannockburn, IL 60015.

(26) Includes (i) 888,250 shares of common stock (ii) 2,346,882 shares of common stock issuable upon conversion of Series D Preferred Stock. Does not include (i) 1,153,118 shares of common stock issuable upon conversion of 57,656 shares Series D Preferred stock due to the beneficial ownership limitations on the voting rights and conversion of the Series D Preferred Stock, (ii) 666,666 shares of common stock issuable upon conversion of Series F Preferred Stock, and (iii) 6,111,119 shares of common stock issuable upon conversion of Series G Preferred Stock, and (iv) 6,994,400 votes, or 100 votes per share, underlying 69,944 shares of Series I Preferred Stock due to the beneficial ownership limitations on the conversion of the Series I Preferred Stock held by Intracoastal. Mitchell P. Kopin and Daniel B. Asher, each of whom are managers of Intracoastal Capital LLC have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal Capital LLC.

(27) The address of this beneficial owner is 2828 Routh Street, Suite 500, Dallas, Texas 75201.

(28) Includes (i) 1,735,968 shares of common stock and (ii) 1,499,164 shares of common stock issuable upon conversion of Series C Preferred Stock. John Lemak is the manager of Sandor Capital Master Fund LP and holds voting and dispositive power over the securities of the Company held by Sandor Capital Master Fund LP. Does not include: (i) 1,250,000 shares of common stock issuable upon conversion of Series C Preferred Stock, held by JSL Kids Partners, of which Mr. Lemak is the control person (i) 6,500,836 votes and 6,500,836 shares due to the beneficial ownership limitations on the voting rights and conversion of the Series C Preferred Stock held by Sandor Capital Master Fund LP, (ii) 13,100,000 votes and 13,100,000 shares of common stock due to the beneficial ownership limitations on the voting rights and conversion of the Series D Preferred Stock held by Sandor Capital Master Fund LP and (iv) 200,000 votes and shares due to the beneficial ownership limitations on the voting rights and conversion of the Series F Preferred Stock held by Sandor Capital Master Fund LP., and (v) 2,300,000 votes, or 100 votes per share, underlying 23,000 shares of Series I Preferred Stock due to the beneficial ownership limitations on the conversion of the Series I Preferred Stock held by Sandor Capital Master Fund LP., Mr. Lemak is the trustee of JSL Kids Partners LLC and holds voting and dispositive power over the securities of the Company held by JSL Kids Partners LLC.

(29) The address of this beneficial owner is 1640 Terrace Way, Walnut Creek, CA 94597-3902

(30) Includes 2,150,000 shares of common stock issuable upon exercise of options. David Rector is the president of The David Stephen Group LLC and holds voting and dispositive power over the securities of the Company held by The David Stephen Group LLC

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

For the years ended December 31, 2016 and 2015, Orbital Satcom purchased an aggregate of approximately $499,245 and $681,433 of inventory from GTCL. For the years ended December 31, 2016 and 2015, GTCL purchased an aggregate of approximately $38,578 and $0 of inventory from Orbital Satcom.

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

On February 19, 2015, Mr. Rector was issued 850,000 shares of common stock and a seven-year option to purchase shares of common stock. The option is immediately exercisable into 2,150,000 shares of common stock at a purchase price of $0.05 per share. The Company has paid an affiliated company of which Mr. Rector is the President, $24,000 and $15,000, for the years ended December 31, 2016 and 2015, respectively.

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

The Notes mature on December 28, 2017. The Company must repay 1/24th of the principal of the Notes each month commencing January 18, 2016. The Notes do not bear interest except that all overdue and unpaid principal bears interest at a rate equal to the lesser of 18% per year or the maximum rate permitted by applicable law. The Notes are convertible into common stock at the option of the holder at a conversion price of $1.00, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events; provided however, that the principal and interest, if any, on the Notes may not be converted to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Notes. Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price for a period of one year from the closing, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Notes with a conversion price equal to the lower price issuance. $350,000 of the proceeds from the sale of Preferred F Shares and the Notes are intended to be utilized for public relations and expenses associated with publications, reports and communications with shareholders and others concerning the company’s business. The subscription agreement provides the purchasers of the Preferred F Shares with a 100% right of participation in all future securities offerings of the Company, subject to customary exceptions.

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

2016 Transactions

On March 3, 2016, the Company entered into a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016 (The “Employment Agreement”). Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President, and receive an annual base salary equal to the sum of $144,000 and £48,000, or $65,078 at the yearly conversion rate of 1.3558. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. Also on March 3, 2016 and effective January 1, 2016, the Corporation’s wholly owned subsidiary Orbital Satcom Corp. and Mr. Phipps, terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000. The other terms of this agreement with the Company are identical to the terms of Mr. Phipps’ employment agreement with Orbital Satcom described above.

On May 17, 2016, the Company entered into exchange agreements with holders of the Company’s outstanding $504,168 of Notes pursuant to which the Notes were cancelled and the exchanging holders were issued an aggregate of 10,083,351 shares of newly designated Series G Preferred Stock. The terms of the shares of Series G Preferred Stock (the “Preferred G Shares”) are set forth in the Certificate of Designation of Series G Preferred Stock (the “Series G COD”) filed with the Secretary of State of the State of Nevada. The Series G COD authorizes 10,090,000 Preferred G Shares. The Preferred G Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred G Share divided by the conversion price. The stated value of each Preferred G Share is $0.05 and the initial conversion price is $0.05 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred G Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred G Shares. Each Preferred G Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each Preferred G Share entitles the holder to cast one vote per share of Series G Preferred Stock owned at the time of such vote subject to the 4.99% beneficial ownership limitation. Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price prior to December 28, 2016, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Preferred G Shares with a conversion price equal to the lower price issuance.

On October 28, 2016, the Company entered into separate subscription agreements with Barry Honig, Michael Brauser and Frost Gamma Investments Trust relating to the issuance and sale of $350,000, out of a maximum of $800,000, of shares of Series H Preferred Stock at a purchase price of $4.00 per share (the “Series H Offering”). The terms of the Series H Preferred Stock are set forth in the Certificate of Designation of Series H Preferred Stock (the “Series H COD”) filed with the Secretary of State of the State of Nevada. The Series H Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series H Preferred Stock divided by the conversion price. The stated value of each Series H Preferred Stock is $4.00 and the initial conversion price is $0.04 per share, subject to adjustment as set forth in the Series H COD. The Company is prohibited from effecting a conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred Stock. Each Series H Preferred Stock entitles the holder to cast one vote per share of Series H Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation. In order to conduct the Series H Offering, the Company has solicited the consent of certain shareholders, as required under the agreements entered into by the Company during prior offerings, whereby such shareholders were granted certain notification, consent and anti-dilution rights (“Prior Offerings”). Certain shareholders have waived their right to adjustment, equal treatment, most favored nations and other rights to which they were entitled pursuant to the Prior Offerings, including without limitation, certain rights granted to holders of our Series C Preferred Stock, Series F Preferred Stock and G Preferred Stock. However, the Company is required to issue to certain prior investors an aggregate of 550,000 shares of Series C Preferred Stock, which is convertible into an aggregate of 5,500,000 shares of the Company’s common stock. These investors are: Frost Gamma Investments Trust, ADH Capital Ventures LLC and JSL Kids Partners LLC, an affiliate of Sandor Capital Master Fund LP. Further, in order to proceed with the Series H Offering, the Company had agreed to issue additional shares of Series F Preferred Stock and Series G Preferred Stock to Intracoastal Capital LLC and Sandor Capital Master Fund LP. However, in lieu of issuing such additional shares of Series F Preferred Stock and Series G Preferred Stock, the Company agreed, pursuant to that certain Series I Issuance Agreement, to create a new series of preferred stock, to be designated as “Series I Preferred Stock” and will issue to such holders of Series F Preferred Stock and Series G Preferred Stock an aggregate of 114,944 shares of Series I Preferred Stock, each of which shall be convertible into one hundred (100) shares of the Company’s common stock. Intracoastal Capital LLC was issued 91,944 shares of Series I and Sandor Master Capital Fund LP was issued 23,000 shares of Series I Preferred Stock. The terms of the Series I Preferred Stock are set forth in the Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of the State of Nevada.

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 10,000,000 shares of common stock. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the Plan. The options have an exercise price of $0.01 per share, vest immediately, and have a term of ten years.

Item 14. Principal Accounting Fees and Services

During the fiscal years ending December 31, 2016 and 2015, RBSM LLP was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2016 and 2015.

RBSM LLP	2016	2015
Audit Fees (1)	$82,500	$98,500
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$82,500	$98,500

	2016	2015
Tax Fees (2)	$16,820	$-
	-
Total Fees	$16,820	$-

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.

(2)	Tax fees were paid to the Company’s third party tax accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated March 28, 2014 (Incorporated by reference to Exhibit 2.1to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

2.2	Asset Purchase Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014) (1)

2.3	Articles of Merger (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2015)

2.4	Share Exchange Agreement by and among Orbital Tracking Corp., Global Telesat Communications Ltd. and the Shareholders of Global Telesat Communications Ltd. dated February 19, 2015 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (2)
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2016)

3.5	Bylaws (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

Exhibit No	Description
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015)

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2015)

3.12	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016)

3.13	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

3.14	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

3.15	Certificate of Correction to Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2017)

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014)

10.2	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)+

10.3	Securities Purchase Agreement by and between the Company and Auracana LLC dated January 21, 2014 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)

10.4	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.5	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.6	Form of Exchange Agreement (Note) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.7	Form of Exchange Agreement (Unconverted Interest) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.8	License Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.9	Consulting Agreement dated December 16, 2014 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.10	Price & Delivery Quote for the acceleration of Remote Telemetry capability and Simplex Data Services dated June 30, 2003 and Globalstar Response to GTCL’s Letter of Acceptance dated August 07, 2003 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.11	Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

Exhibit No.	Description
10.12	Assignment and Assumption Agreement by and between Globalstar LLC, Globalnet Corporation and Global Telesat Corp. dated July 28, 2005 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.13	Amendment to the Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005, dated August 16, 2006 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.14	Contract No. GINC-C-11-0520 by and between Global Telesat Corp. and Globalstar, Inc., dated February 10, 2011 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.15	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.16	$122,536 Note issued February 19, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.17	Executive Employment Agreement by and between David Phipps and Orbital Satcom, dated February 19, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)+

10.18	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.19	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.20	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.21	Consulting Agreement by and between SpaceTao LLC and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.22	Purchase and Transfer Agreement by and between Concentric Engineering LLC and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.23	Mutual Release Agreement by and between MJI Resources Corp. and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.24	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.25	Employment Agreement by and between Theresa Carlise and the Company, dated June 9, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2015) +

10.26	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.27	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.28	Form of Note (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

Exhibit No.	Description
10.29	Placement Agent Agreement by and between the Company and Chardan Capital Markets LLC (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.30	Form of Lockup Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.31	Amendment No. 1 to Employment Agreement by and between the Company and Theresa Carlise dated December 28, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015) +

10.32	Form of Option Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015) +

10.33	Executive Employment Agreement by and between Orbital Tracking Corp. and David Phipps (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2016) +

10.34	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016)

10.35	Form of Series I Issuance Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

10.36	Form of Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2017) +

10.37	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 13, 2017)

16.1	Letter from D. Brooks and Associates CPA’s, P.A. (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

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

Dated: April 7, 2017	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Theresa Carlise
Theresa Carlise
Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Phipps	Chief Executive Officer and Chairman (Principal Executive Officer)	April 7, 2017
David Phipps

/s/ Theresa Carlise	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 7, 2017
Theresa Carlise

/s/ Hector Delgado	Director	April 7, 2017
Hector Delgado

ORBITAL TRACKING CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Orbital Tracking Corp

We have audited the accompanying consolidated balance sheets of Orbital Tracking Corp and subsidiaries (formerly known as Great West Resources, Inc.) (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Orbital Tracking Corp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbital Tracking Corp and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

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

/s/ RBSM LLP

Henderson, Nevada

April 7, 2017

Orbital Tracking Corp. and Subsidiaries

Consolidated Balance Sheets

(Audited)

	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$114,733	$963,329
Accounts receivable	96,758	116,718
Inventory	335,267	251,518
Unbilled revenue	54,344	65,762
Prepaid expenses - current portion	171,164	191,677
Other current assets	29,841	43,345
Total Current Assets	802,107	1,632,349

Property and equipment, net	1,978,338	2,218,693
Intangible assets, net	250,000	275,000
Prepaid expenses - long term portion	-	189,968

Total Assets	$3,030,445	$4,316,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$536,906	$610,232
Deferred revenue	2,624	16,661
Due to related party	67,453	74,051
Derivative liability - current portion	1,237	311,373
Convertible note payable – current portion, net of unamortized discount of $0 and $602,514, respectively	—	2,486
Liabilities of discontinued operations	112,397	112,397
Total Current Liabilities	720,617	1,127,200

Derivative liability - long term portion	-	307,018

Total Liabilities	720,617	1,434,218

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, no shares issued and none outstanding as of December 31, 2016, and 2015)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 6,666 shares issued and outstanding as of December 31, 2016, and 2015)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,540,365 and 3,337,442 issued and outstanding as of December 31, 2016, and 2015, respectively)	354	334
Series D ($0.0001 par value; 5,000,000 shares authorized, 3,428,984 and 4,673,010 shares issued and outstanding as of December 31, 2016, and 2015, respectively)	343	467
Series E ($0.0001 par value; 8,746,000 shares authorized, 7,929,651 and 8,621,589 shares issued and outstanding as of December 31, 2016, and 2015, respectively)	793	862
Series F ($0.0001 par value; 1,100,000 shares authorized, and 1,099,998 shares issuedand outstanding as of December 31, 2016, and 2015, respectively)	110	110
Series G ($0.0001 par value; 10,090,000 shares authorized, 10,083,351 and none sharesissued and outstanding as of December 31, 2016, and December 31, 2015, respectively)	1,008	-
Series H ($0.0001 par value; 200,000 shares authorized, 87,500 and none shares issued and outstanding as of December 31, 2016, and December 31, 2015, respectively)	9	-
Series I ($0.0001 par value; 114,944 shares authorized, 92,944 and none shares issued and outstanding as of December 31, 2016, and December 31, 2015, respectively)	9	-
Common stock, ($0.0001 par value; 750,000,000 shares authorized, 57,309,364 and 19,252,082 shares issued and outstanding as of December 31, 2016, and 2015, respectively)	5,731	1,925
Additional paid-in capital	6,935,817	4,901,839

Accumulated deficit	(4,601,406	(2,011,483)
Accumulated other comprehensive loss	(32,941)	(12,263)
Total Stockholders’ Equity	2,309,828	54,371

Total Liabilities and Stockholders’ Equity	$3,030,445	$4,316,010

See accompanying notes to consolidated financial statements.

Orbital Tracking Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Audited)

	For the Years Ended December 31,
	2016	2015

Net sales	$4,698,638	$3,950,601
Cost of sales	3,623,516	2,966,121

Gross profit	1,075,122	984,480

Operating Expenses
Selling, general and administrative	566,186	517,269
Salaries, wages and payroll taxes	664,705	582,226
Stock-based compensation	190,000	1,072,500
Professional fees	992,952	505,762
Depreciation and amortization	291,803	298,047
Total Operating Expenses	2,705,646	2,975,805

Loss from Operations	(1,630,524)	(1,991,325)

Other Expense
Interest expense	603,160	6,069
Foreign currency exchange rate variance	102,554	3,363
Change in fair value of derivative instruments, net	(426,093)	63,456
Other expense	679,778	-
Total Other Expense	959,399	72,886

Loss before provision for income taxes	(2,589,923)	(2,064,211)

Provision for income taxes	-	-

Net loss	(2,589,923)	(2,064,211)

Comprehensive Loss:
Net loss	(2,589,923)	(2,064,211)
Foreign currency translation adjustments	(20,678)	(11,414)
Net loss available to common stockholders	$(2,610,601)	$(2,075,625)

Net loss Per Share - Basic	$(0.08)	$(0.26)
Net loss Per Share - Diluted	$(0.08)	$(0.26)
Weighted average common shares outstanding
Basic	34,277,686	7,994,119
Diluted	34,277,686	7,994,119

See accompanying notes to consolidated financial statements.

Orbital Tracking Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Two Years Ended December 31, 2016

(Audited)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series E
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2015	-	$-	-	$-	-	$-	-	$-	8,746,000	$875

Recapitalization of the Company	20,000	2	6,666	1	1,197,442	120	5,000,000	500	-	-

Sale of common stock and preferred stock	-	-	-	-	2,140,000	214	-	-	-	-
Common stock issued for prepaid services	-	-	-	-	-	-	-	-	-	-
Common stock issued for intellectual property	-	-	-	-	-	-	-	-	-	-
Common stock issued for settlement of debt	-	-	-	-	-	-	-	-	-	-
Stock-based compensation in connection with options granted and common stock	-	-	-	-	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-	-	-	-	-
Preferred stock conversions to common	(20,000)	(2)					(326,990)	(33)	(124,411)	(12)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

Balance, December 31, 2015	-	-	6,666	1.00	3,337,442	334	4,673,010	467	8,621,589	863

Common stock issued for prepaid services	-	-	-	-	-	-	-	-	-	-
Preferred stock conversions to common	-	-	-	-	(347,077)	(35)	(1,244,026)	(124)	(691,938)	(69)
Preferred stock issued upon the conversion of convertible notes	-	-	-	-	-	-	-	-	-	-
Stock-based compensation in connection with options granted	-	-	-	-	-	-	-	-	-	-
Common stock issued for accounts payable	-	-	-	-	-	-	-	-	-	-
Sale of Preferred stock Series H	-	-	-	-	-	-	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	-	-	-	-	550,000	55	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-	-	-	-	-
Change in fair value of derivative	-	-	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

Balance, December 31, 2016	-	$-	6,666	$1	3,540,365	$354	3,428,984	$343	7,929,651	$793

Orbital Tracking Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Two Years Ended December 31, 2016-(Continued)

(Audited)

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive	Total Stockholders’
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Capital	Deficit	Income (Loss)	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2015	-	$-	-	$-	-	$-	-	$-	2,540,000	$254	$1,363	$52,728	$(849)	$54,370

Recapitalization of the Company	-	-	-	-	-	-	-	-	5,383,172	538	1,495,304	-	-	1,496,465
			-	-	-	-	-	-
Sale of common stock and preferred stock	1,099,998	110	-	-	-	-	-	-	600,000	60	1,647,117	-	-	1,647,501
Common stock issued for prepaid services	-	-	-	-	-	-	-	-	650,000	65	455,935	-	-	456,000
Common stock issued for intellectual property	-	-	-	-	-	-	-	-	1,000,000	100	49,900	-	-	50,000
Common stock issued for settlement of debt	-	-	-	-	-	-	-	-	175,000	18	174,982	-	-	175,000
Stock-based compensation in connection with options granted and common stock	-	-	-	-	-	-	-	-	1,100,000	110	1,072,390	-	-	1,072,500
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-	-	-	-	-	5,581	-	-	5,581
Preferred stock conversions to common	-	-	-	-	-	-	-	-	7,803,910	780	(734)	-	-	(0)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-		(11,414)	(11,414)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,064,211)	-	(2,064,211)
			-	-	-	-	-	-
Balance, December 31, 2015	1,099,998	110	-	-	-	-	-	-	19,252,082	1,925	4,901,838	(2,011,483)	(12,263)	2,881,792

Common stock issued for prepaid services	-	-	-	-	-	-	-	-	136,612	14	99,986	-	-	100,000
Preferred stock conversions to common							(22,000)	(2)	37,470,670	3,747	(3,517)	-	-	0
Preferred stock issued upon the conversion of convertible notes	-	-	10,083,351	1,008	-	-	-	-	-	-	649,662	-	-	650,670
Stock-based compensation in connection with options granted	-	-	-	-	-	-	-	-	-	-	190,000	-	-	190,000
Common stock issued for accounts payable	-	-	-	-	-	-	-	-	450,000	45	22,455	-	-	22,500
Sale of Preferred stock Series H	-	-	-	-	87,500	9	-	-	-	-	349,991	-	-	350,000
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	-	-	-	-	-	-	114,944	11	-	-	679,711	-	-	679,778
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-	-	-	-	-	1,133	-	-	1,133
Change in fair value of derivative	-	-	-	-	-	-	-	-	-	-	44,558	-	-	44,558
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	(20,678)	(20,678)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,596,469)	-	(2,596,469)

Balance, December 31, 2016	1,099,998	$110	10,083,351	$1,008	87,500	$9	92,944	$9	57,309,364	$5,731	$6,935,818	$(4,607,952)	$(32,942)	$2,303,283

Orbital Tracking Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For the Years Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(2,589,923)	$(2,064,211)
Adjustments to reconcile net loss to net cash used in operations
Imputed interest	1,133	5,581
Amortization of prepaid license fee	-	174,582
Amortization of intangible asset	25,000	25,000
Amortization of convertible notes payable discount, net	602,515	-
Amortization of transaction fees	-	2,718
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	262,500	130,656
Preferred stock-based price protection expense	679,778	-
Change in fair value of derivative liabilities	(426,093)	63,454
Depreciation expense	266,803	94,412
Stock-based compensation	190,000	1,072,500
Changes in operating assets and liabilities:
Accounts receivable	19,960	853)
Inventory	(83,749)	(27,577)
Prepaid expenses	47,981	(56,534)
Unbilled revenue	11,419	(40,150)
Other current assets	13,504	(6,358)
Accounts payable and accrued expenses	(50,827)	16,359
Deferred revenue	(14,037)	(12,230)
Net Cash Used In Operating Activities	(1,044,036)	(620,944)

Cash Flows From Investing Activities:
Cash acquired from acquisition	-	30,934
Purchase of property and equipment	(26,448)	(90,847)
Purchase of Appliques	-	(125,000)
Cash paid per Share Exchange Agreement	-	(375,000)
Net Cash Used In Investing Activities	(26,448)	(559,913)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	350,000	1,647,501
Repayments of convertible debt	(100,834)	-
Repayments (to) from related party, net	(6,598)	(107,793)
Net proceeds from convertible notes payable	-	550,000
Net Cash Provided by Financing Activities	242,568	2,089,708

Effect of exchange rate on cash	(20,678)	(11,414)

Net decrease in Cash	(848,596)	(897,437)

Cash at Beginning of Year	963,329	65,892
Cash at End of Year	$114,733	$963,329

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$3,898	$-

Non Cash Financing and Investing Activity
Notes payable issued per Share Exchange Agreement	$-	$122,536
Issuance of common stock for intellectual property	$-	$50,000
Issuance of common stock for prepaid services	$100,000	$456,000
Issuance of common stock for settlement of debt	$-	$175,000
Issuance of common stock for accounts payable	$22,500	$-
Issuance of preferred stock for conversion of debt	$650,670	$-

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

A wholly-owned subsidiary, Orbital Satcom Corp. (“Orbital Satcom”), a Nevada corporation was formed on November 14, 2014.

On March 28, 2014, the Company merged with and into a wholly-owned subsidiary of the Company (“Great West”) solely for the purpose of changing its state of incorporation to Nevada from Delaware (the “Reincorporation”), effecting a 1:150 reverse split of its common stock, and changing its name to Great West Resources, Inc. in connection with the plans to enter into the business of potash mining and exploration. During late 2014 the Company abandoned its efforts to enter the potash mining and exploration business. All references in the audited consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split of 1:150.

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

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining liabilities for discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016	December 31, 2015
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$(112,397)	$(112,397)

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2016 and 2015, there is an allowance for doubtful accounts of $7,258 and $0, respectively.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, GTCL, is maintained using the appropriate local currency, Great British Pound, as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the year ended December 31, 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$: GBP and for the year ended 2015 closing rate at 1.47373 US$: GBP, average rate at 1.52855 US$: GBP.

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost of Product Sales and Services

Cost of sales consists primarily of materials, airtime and overhead costs incurred internally and amounts incurred to contract manufacturers to produce our products, airtime and other implementation costs incurred to install our products and train customer personnel, and customer service and third party original equipment manufacturer costs to provide continuing support to our customers.

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

Prepaid expenses

Prepaid expenses amounted to $171,164 and $381,645 at December 31, 2016 and 2015, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements. The current portion consists primarily of costs paid for future services which will occur within a year. Prepaid expense current portion and long-term portion were $171,164 and $0, as of December 31, 2016. Prepaid expense current portion and long-term portion were $191,677 and $189,968, as of December 31, 2015.

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

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Factors the Company considers to be important which could trigger an impairment review include the following:

●	Significant underperformance relative to expected historical or projected future operating results;
●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
●	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2016 and 2015 respectively.

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

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to December 31, 2016:

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2016	$614,035	$4,356	$618,391
Change in fair value included in earnings	(422,974)	(3,119)	(426,093)
Net effect on additional paid in capital	(191,061)	-	(191,062)
Balance at December 31, 2016	$-	$1,237	$1,237

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

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 1,000,000 of its common stock, par value $0.0001, at $0.05 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. We spent $0 and $50,000, respectively, in the fiscal years ending December 31, 2016 and December 31, 2015 on research and development.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders’ equity. For the Company, comprehensive loss for the years ended December 31, 2016 and 2015 included net loss and unrealized losses from foreign currency translation adjustments.

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

The following are dilutive common stock equivalents during the year ended:

	December 31, 2016	December 31, 2015
Convertible preferred stock	212,514,255	214,157,174
Stock Options	12,850,000	2,850,000
Stock Warrants	5,000	5,000
Total	225,369,255	217,012,174

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. These reclassifications had no effect on previously reported results of operations. The Company reclassified certain expense accounts to conform to the currents year’s treatment.

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

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this Update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Therefore the amendments in ASU 2015-11 will become effective for us as of the beginning of our 2018 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2016, the Company had an accumulated deficit of approximately $4,601,406, working capital of approximately $81,490 and net loss of approximately $2,589,923 during the year ended December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

At December 31, 2016 and 2015, inventories consisted of the following:

	December 31, 2016	December 31, 2015
Finished goods	$335,267	$251,518

Less reserve for obsolete inventory	-	-
Total	$335,267	$251,518

For the years ended December 31, 2016 and 2015, the Company did not make any change for reserve for obsolete inventory.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses amounted to $171,164 and $381,645 at December 31, 2016 and 2015, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements. The current portion consists primarily of costs paid for future services which will occur within a year. Prepaid expense current portion and long-term portion were $171,164 and $0, as of December 31, 2016. Prepaid expense current portion and long-term portion were $191,677 and $189,968, as of December 31, 2015.

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

For the years ended December 31, 2016 and 2015, the Company recorded amortization relating to the licenses of $0 and $174,582, respectively. The amortization is included in depreciation and amortization expenses as reflected in the accompanying consolidated statements of operations. As of December 31, 2016, the amount of prepaid expense relating to the license fees is $0.

Prepaid Stock Based Compensation

On February 19, 2015, the Company issued an aggregate of 500,000 shares of its common stock, $0.001 par value, at $0.05 per share, as compensation for consulting services in the amount of $12,500, amortized over the length of service, six months; and 250,000 shares as compensation to an employee, which is amortized over twelve months. The amortization is included in professional fees and stock based compensation, as reflected in the accompanying consolidated statements of operations.

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

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 11, 2016, the Company issued an aggregate of 136,612 shares of common stock valued at $0.73 per share, or $100,000 to a consultant as compensation for services. The amortization is included in professional fees, as reflected in the accompanying consolidated statements of operations.

The following table represents the amounts included in the accompanying consolidated financial statements, as summarized:

	December 31, 2016	December 31, 2015
Prepaid Expense
Compensation for services	$403,212	$25,000
Placement fees and transaction costs	379,932	381,500
Less accumulated amortization	(621,980)	(24,855)
Total	$161,164	$381,645

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

Property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Office furniture and fixtures	$90,728	$95,434
Computer equipment	29,066	24,766
Appliques	2,160,096	2,160,096
Website development	100,436	92,399

Less accumulated depreciation	(401,989)	(154,002)

Total	$1,978,338	$2,218,693

Depreciation expense was $266,803 and $154,002 for the years ended December 31, 2016 and 2015, respectively.

NOTE 7 – INTANGIBLE ASSETS

On December 10, 2014, the Company entered the satellite voice and data equipment sales and service business through the purchase of certain contracts from Gobal Telesat Corp., (“GTC”). These contracts permit the Company to utilize the Globalstar, Inc. and Globalstar LLC (collectively, “Globalstar”) mobile satellite voice and data network. The purchase price for the contracts of $250,000 was paid by the Company under an asset purchase agreement by and among the Company, its wholly-owned subsidiary Orbital Satcom, GTC and World Surveillance Group, Inc.

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

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of customer contracts are included in depreciation and amortization. For the year ended December 31, 2016, the Company amortized $25,000. Future amortization of intangible assets is as follows:

2017	$25,000
2018	25,000
2019	25,000
2020	25,000
Total	$200,000

On February 19, 2015, the Company issued 1,000,000 of its common stock, par value $0.0001, at $0.05 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Accounts payable	$373,288	$409,995
Rental deposits	12,307	18,937
Accrued wages	-	9,887
Payroll liabilities	4,908	5,439
Sales tax payable	1,769	1,861
VAT liability	27,399	28,063
Pre-merger accrued other liabilities	65,948	77,948
Accrued other liabilities	51,286	58,102
Total	$536,906	$610,232

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

Total amortization of debt discounts for the convertible debentures amounted to $0 and $2,486 for the years ended December 31, 2016 and 2015, respectively, and was included as amortization.

At December 31, 2016 and 2015, outstanding balance of convertible debentures was $0 and $605,000, respectively.

NOTE 10 – DERIVATIVE LIABILITIES

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

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. On May 17, 2016, the Company entered into exchange agreements with holders of the Company’s outstanding $504,168 convertible notes originally issued on December 28, 2015 pursuant to which the Notes were cancelled and the exchanging holders were issued an aggregate of 10,083,351 shares of newly designated Series G Convertible Preferred. Upon the conversion, additional paid in capital increased $649,662 from the decrease in convertible notes payable of $504,168, decrease in derivative liabilities of $146,502 and increase in Series G Convertible Preferred Stock of $1,008.

The convertible notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company recorded amortization for the discount to the convertible notes of $602,515 at December 31, 2016. As of December 31, 2016 and December 31, 2015, the Company has unamortized discount balance of $0 and $602,515, respectively. The Company has recognized derivative liabilities of $0 and $614,036 at December 31, 2016 and December 31, 2015, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $422,974 and ($64,035) for the year ended December 31, 2016 and the year ended December 31, 2015, respectively. The Company has recognized derivative liabilities for related warrants of $1,237 and $4,356 at December 31, 2016 and December 31, 2015, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $2,815 and $580 for the year ended December 31, 2016 and the year ended December 31, 2015, respectively. Weighted average term is 0.35 years.

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2015	$-	$-	$-
Recapitalization on February 19, 2015	-	4,936	4,936
Convertible notes payable – December 28, 2015	550,001	-	550,001
Change in fair value recorded in earnings	64,035	(581)	63,454
Balance at December 31, 2015	614,035	4,356	618,391

Change in fair value included in earnings	(422,974)	(3,119)	(426,093)
Net effect on additional paid in capital	(191,062)	-	(191,062)
Balance at December 31, 2016	$-	$1,237	$1,237

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	December 31, 2016	December 31, 2015
Expected volatility	263.35%	318%
Expected term - years	0.35	1.36
Risk-free interest rate	1.22%	1.06%
Expected dividend yield	-%	-%

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY

Capital Structure

On March 28, 2014, in connection with the Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reincorporation.

The authorized capital of the Company consists of 750,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share, as of December 31, 2016,. On March 5, 2016, the Company shareholders voted in favor of an amendment to its Articles of Incorporation to increase the total number of shares of authorized capital stock to 800,000,000 shares consisting of (i) 750,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock from 220,000,000 shares consisting of (i) 200,000,000 shares of common stock and (ii) 20,000,000 shares of preferred stock.

Preferred Stock

As of December 31, 2016, there were 50,000,000 shares of Preferred Stock authorized. On March 6, 2016, the Company’s shareholders increased the authorized shares of its preferred stock to 50,000,000 from 20,000,000.

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

As of December 31, 2016, and 2015, 20,000 shares of Series A Convertible Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

Series B Convertible Preferred Stock

On March 28, 2014, in connection with the merger with and into the Company’s former subsidiary Great West Resources, Inc., each issued and outstanding share of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share, was converted into 1/150th shares of Series B Convertible Preferred Stock, par value $0.0001 per share, for a total of 6,666 issued and outstanding shares of Series B Convertible Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 30,000 shares of its blank check preferred stock as Series B Convertible Preferred. Each share of Series B Convertible Preferred Stock has a stated value of $0.0001 per share.

In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series B Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series B Convertible Preferred Stock’s preferential payment and over our common stock. The Series B Convertible Preferred Stock is convertible into five (5) shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series B Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series B Convertible Preferred Stock entitles the holder to cast one (1) votes per share of Series B Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

As of December 31, 2016, and 2015, 30,000 shares of Series B Convertible Preferred Stock, $0.0001 par value were authorized with 6,666 issued and outstanding, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As per the Certificate of Designation, for Convertible Preferred Series C Stock, other than in connection with Excepted Issuances, if at any time during the period beginning on the Closing Date of the Convertible Preferred Series C Stock subscription and ending two (2) years thereafter, the Company shall issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share or conversion or exercise price per share which shall be less than $0.05 per share (the “Lower Price Issuance”), then the Company shall issue such additional Units such that the Subscriber shall hold that number of Units, in total, had such Subscriber purchased the Units with a Purchase Price equal to the Lower Price Issuance. On October 28, 2016, the Company entered into separate subscription with accredited investors relating to the issuance and sale of $350,000, of shares of Series H convertible preferred stock at a purchase price of $4.00 per share and the initial conversion price is $0.04 per share. The Company is required to issue to certain prior investors an aggregate of 550,000 shares of Series C Convertible Preferred Stock, which is convertible into an aggregate of 5,500,000 shares of the Company’s common stock.

As of December 31, 2016, and 2015, 4,000,000 shares of Series C Convertible Preferred Stock, $0.0001 par value were authorized; with 3,540,365 and 3,337,442 issued and outstanding, respectively.

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

As of December 31, 2016 and 2015, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized; 3,428,984 and 4,673,010 shares issued and outstanding, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series E Convertible Preferred Stock

On February 19, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series E Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series E Convertible Preferred Stock. Pursuant to the Series E Certificate of Designation, the Company designated 8,746,000 shares of its blank check preferred stock as Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share. In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series E Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series E Convertible Preferred Stock’s preferential payment and over our common stock. The Series E Convertible Preferred Stock is convertible into ten (10) shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series E Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series E Convertible Preferred Stock entitles the holder to cast ten (10) votes per share of Series E Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

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

As of December 31, 2016, and 2015, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized; 7,929,651 and 8,621,589 shares issued and outstanding, respectively.

Series F Convertible Preferred Stock

On December 28, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series F Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series F Convertible Preferred Stock. Pursuant to the Series F Certificate of Designation, the Series F Convertible Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series F Convertible Preferred Stock divided by the conversion price. The stated value of each Series F Convertible Preferred Stock is $0.50 and the initial conversion price is $0.50 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Series F Convertible Preferred Stock Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Series F Convertible Preferred Stock. Each Series F Convertible Preferred Stock Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each Series F Convertible Preferred Stock Share entitles the holder to cast one (1) vote per share of Series F Convertible Preferred Stock owned at the time of such vote subject to the 4.99% beneficial ownership limitation. Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price for a period of two years from the closing, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Series F Convertible Preferred Stock with a conversion price equal to the lower price issuance.

On December 28, 2015, the Company entered into separate subscription agreements with accredited investors relating to the issuance and sale of $550,000 of 1,099,998 shares of Series F Convertible Preferred Stock at a purchase price of $0.50 per share.

On October 28, 2016, issued to certain prior investors of Series F Convertible Preferred Stock an aggregate of 91,944 shares of Series I Convertible Preferred stock which is convertible into an aggregate of 9,194,400 shares of the Company’s common stock in relation to the subscription of the issuance and sale of $350,000, of shares of Series H convertible preferred stock at a purchase price of $4.00 per share and the initial conversion price is $0.04 per share. The price per share or conversion or exercise price per share which is less than $0.50 per share then the Company shall issue such additional Units such that the Subscriber shall hold that number of Units, in total, had such Subscriber purchased the Units with a Purchase Price equal to the Lower Price Issuance.

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, there were 1,100,000 shares of Series F Convertible Preferred Stock authorized and 1,099,998 shares issued and outstanding, respectively. As of December 31, 2015, no shares of Series F Convertible Preferred Stock were authorized or issued.

Series G Preferred Stock

On May 17, 2016, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series G Preferred Stock, setting forth the rights, powers, and preferences of the Series G Preferred Stock. Pursuant to the Series G Certificate of Designation, the Company designated 10,090,000 shares of its blank check preferred stock as Series G Preferred Stock (the “Preferred G Shares”), which are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred G Share divided by the conversion price. The stated value of each Preferred G Share is $0.05 and the initial conversion price is $0.05 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred G Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred G Shares. Each Preferred G Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each Preferred G Share entitles the holder to cast one vote per share of Series G Preferred Stock owned at the time of such vote subject to the 4.99% beneficial ownership limitation.

On October 28, 2016, the Company issued to certain prior investors of Series G Preferred Convertible Shares an aggregate of 23,000 shares convertible preferred Series I, which is convertible into an aggregate of 2,300,000 shares of the Company’s common stock in relation to the subscription of the issuance and sale of $350,000, of shares of Series H Convertible Preferred Stock at a purchase price of $4.00 per share and the initial conversion price is $0.04 per share. The price per share or conversion or exercise price per share which is less than $0.50 per share then the Company shall issue such additional Units such that the Subscriber shall hold that number of Units, in total, had such Subscriber purchased the Units with a Purchase Price equal to the Lower Price Issuance.

As of December 31, 2016, there were 10,083,351 shares of Series G Convertible Preferred Stock issued and outstanding convertible into up to 10,083,351 shares of common stock without regard to the beneficial ownership limitation.

As of December 31, 2015, no shares of Series G Convertible Preferred Stock were authorized or issued.

Series H Preferred Stock

On October 13, 2016, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series H Preferred Stock, setting forth the rights, powers, and preferences of the Series H Preferred Stock. Pursuant to the Series H Certificate of Designation, the Company designated 200,000 shares of its blank check preferred stock as Series H Preferred Stock (the “Preferred H Shares”), which are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series H Preferred Stock divided by the conversion price. The stated value of each Series H Preferred Stock is $4.00 and the initial conversion price is $0.04 per share, subject to adjustment as set forth in the Series H Certificate of Designation. The Company is prohibited from effecting a conversion of the Series H Preferred Shares to the extent that, as a result of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred Stock. Each Preferred H Share entitles the holder to cast one vote per share of Series H Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation.

As of December 31, 2016, there were 87,500 shares of Series H Preferred Stock issued and outstanding convertible into up to 8,750,000 shares of common stock without regard to the beneficial ownership limitation.

As of December 31, 2015, no shares of Series H Convertible Preferred Stock were authorized or issued.

Series I Preferred Stock

On October 13, 2016, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series I Preferred Stock, setting forth the rights, powers, and preferences of the Series I Preferred Stock. Pursuant to the Series I Certificate of Designation, the Company designated 114,944 shares of its blank check preferred stock as Series I Preferred Stock (the “Preferred I Shares”), each of which is convertible into 100 shares of common stock. The stated value of each Series I Preferred Stock is $0.25. The Company is prohibited from effecting a conversion of the Series I Preferred Shares to the extent that, as a result of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series I Preferred Stock. Each Preferred I Share entitles the holder to cast one vote per share of Series I Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation.

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, no shares of Series H Convertible Preferred Stock were authorized or issued.

As of December 31, 2016, there were 92,944 shares of Series I Preferred Stock issued and outstanding convertible into up to 9,294,400 shares of common stock without regard to the beneficial ownership limitation.

Common Stock

As of December 31, 2016, there were 750,000,000 shares of Common Stock authorized and 57,309,364 shares issued and outstanding. On March 28, 2016, the Company’s shareholders increased the authorized shares of its common stock to 750,000,000 from 200,000,000.

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

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, 850,000 shares of the Company’s common stock and a seven-year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The Company valued these common shares at the fair value of $0.05 per common share based on the sale of common stock in a private placement at $0.05 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $42,500. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for year ended December 31, 2016 of $107,500.

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

On December 23, 2015, the Company issued an aggregate of 1,875,000 shares of common stock upon the conversion of 87,500 shares of Series D Preferred Stock and 12,500 shares of Series E Preferred Stock.

On December 24, 2015, the Company issued an aggregate of 1,681,120 shares of common stock upon the conversion of 84,056 shares of Series D Preferred Stock.

On December 28, 2015, the Company issued an aggregate of 250,000 shares of common stock valued at $1.30 per share, or $325,000 to a consultant as a placement fee as compensation for services, which is amortized over the period of service. The Company issued in a private placement to certain accredited investors an aggregate of 1,099,998 shares of Series F Preferred Stock, par value $0.0001, at $0.50 per share for gross proceeds to the Company of $550,001.

On December 29, 2015, the Company issued 678,860 shares of common stock upon the conversion of 33,934 shares of Series D Preferred Stock and issued 462,230 shares of its common stock upon the conversion of 46,223 shares of Series E Preferred Stock, by David Phipps, its Chief Executive Officer.

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

On May 18, 2016, the Company issued an aggregate of 2,420,770 shares of common stock upon the conversion of 62,077 shares of Series C Preferred Stock and 90,000 shares of Series D Preferred Stock. Also, on May 18, 2016 the Company issued an aggregate of 10,083,351 shares of Series G Preferred Stock upon the conversion of convertible notes of $504,168. Upon the conversion, additional paid in capital increased $649,662 from the decrease in convertible notes payable of $504,168, decrease in derivative liabilities of $146,502 and increase in Series G Preferred Stock of $1,008.

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

On August 12, 2016, the Company issued an aggregate of 450,000 shares of common stock for payment of accounts payable of $22,500.

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

On October 26, 2016, the Company entered separate subscription agreements with accredited investors relating to the issuance and sale of $350,000, out of a maximum of $800,000, of shares of Series H Preferred Stock at a purchase price of $4.00 per share. The initial conversion price is $0.04 per share, subject to adjustment as set forth in the Series H certificate of designation. The Company is prohibited from effecting a conversion of the Series H Preferred Stock to the extent that, because of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred Stock. Each share of Series H Preferred Stock entitles the holder to cast one vote per share of Series H Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation. The Company received the necessary consents as required from prior subscription agreements, Series C Preferred Stock , Series G Preferred Stock and Preferred Series H Preferred Stock, as well as antidilution rights. Certain shareholders have waived their right to adjustment, equal treatment, most favored nations and other rights to which they were entitled pursuant to the Prior Offerings, including without limitation, certain rights granted to holders of our Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. The Company was required to issue 550,000 shares of its Series C Preferred Stock, which is convertible into 5,500,000 shares of the Company’s common stock and 114,944 shares of Series I Preferred Stock , which is convertible into 11,494,400 shares of the Company’s common stock. Series I Preferred Stock was issued to certain holders in lieu of Series G Preferred Stock and Series H Preferred Stock, this resulted in the recording of other expense of $679,778 to account for the issuance of the additional preferred shares to additional paid in capital.

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 2, 2016, the Company, upon notice from the holder, rescinded and reissued 40,000 shares of Series D Preferred for an aggregate of 800,000 shares of common stock.

On November 2, 2016, the Company issued an aggregate of 500,000 shares of common stock upon the conversion of 50,000 shares of Series E Preferred Stock.

On November 4, 2016, the Company issued an aggregate of 1,000,000 shares of common stock upon the conversion of 100,000 shares of Series C Preferred Stock.

On November 23, 2016, the Company issued an aggregate of 2,000,000 shares of common stock upon the conversion of 100,000 shares of Series D Preferred Stock.

On December 1, 2016, the Company issued an aggregate of 623,010 shares of common stock upon the conversion of 62,301 shares of Series E Preferred Stock.

On December 22, 2016, the Company issued an aggregate of 1,000,000 shares of common stock upon the conversion of 100,000 shares of Series E Preferred Stock.

On December 28, 2016, the Company issued an aggregate of 5,000,000 shares of common stock upon the conversion of 125,000 shares of Series D Preferred Stock and the conversion of 22,000 shares of Series I Preferred Stock.

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

Unless earlier terminated by the Board, the 2014 Plan shall terminate at the close of business on January 21, 2024. Up to 226,667 shares of the Company’s common stock are reserved for issuance under the 2014 Plan as awards to employees, directors, consultants, advisors and other service providers.

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, a seven-year option to purchase 2,150,000 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in February 2022. The 2,150,000 options were valued on the grant date at approximately $0.05 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.05 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock based compensation for the year ended December 31, 2016 of $107,500, respectively.

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 500,000 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 500,000 options were valued on the grant date at approximately $1.30 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the year ended December 31, 2016 of $650,000, respectively.

Also on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 200,000 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 200,000 options were valued on the grant date at approximately $1.30 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk-free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the year ended December 31, 2016 of $260,000, respectively.

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 10,000,000 shares of common stock. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $0.01 per share, vest immediately, and have a term of ten years. The 10,000,000 options were valued on the grant date at approximately $0.019 per option or a total of $190,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.019 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 872%, expected term of 10 years, and a risk-free interest rate of 1.0500%. In connection with the stock option grant, the Company recorded stock based compensation for the year ended December 31, 2016 of $190,000, respectively

Stock options outstanding at December 31, 2016 as disclosed in the below table have approximately $550,000 of intrinsic value at the end of the period.

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options and changes during the year ended December 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2015	60,000	$0.015	3.06
Recapitalization February 19, 2015	2,150,000	0.05	6.14
Granted	700,000	0.05	9.98
Exercised	-	-	-
Forfeited	(60,000)	0.015	-
Cancelled	-	-	-
Balance outstanding at December 31, 2015	2,850,000	$0.05	7.08
Options exercisable at December 31, 2015	2,850,000	$0.05
Weighted average fair value of options granted during the period		$0.05

Balance at January 1, 2016	2,850,000	$0.05	7.08
Granted	10,000,000	0.01	9.96
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2016	12,850,000	$0.02	9.10
Options exercisable at December 31, 2016	12,850,000	$0.02	9.10
Weighted average fair value of options granted during the period		$0.02

A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2015	-	$-	-
Recapitalization at February 19, 2015	171,666	3.77	1.36
Granted	-	-	-
Exercised	-	-	-
Forfeited	(166,666)	3.75	-
Cancelled	-	-	-
Balance at December 31, 2015	5,000	$4.50	1.36

Balance at January 1, 2016	5,000	$4.50	1.36
Granted	-	-	-
Exercised	-	-	-
Forfeited		-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2016	5,000	$4.50	0.35

The following table summarizes the Company’s stock warrants outstanding at December 31, 2016:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
$4.50	5,000	0.35 Years	$4.50	5,000	$4.50

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $0.8 million at December 31, 2016, expiring through the year 2036.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code. The Company has also, not completed its review of NOL’s pertaining to years the Company was known as “Silver Horn Mining Ltd.” and “Great West Resources, Inc.”, which may not be available due to IRC Section 382 and because of a change in business line that may eliminate NOL’s associated with ““Silver Horn Mining Ltd.” and “Great West Resources, Inc.”

The table below summarizes the differences between the Company’s effective tax rate of 39% and the statutory federal rate as follows for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Tax expense (benefit) computed at “expected” statutory rate	$(880,547)	$(701,382)
State income taxes, net of benefit	-	-
Permanent differences :
Stock based compensation and consulting	384,974	364,067
Loss (gain) from change in fair value of derivative liability	(144,872)	21,575
Other	550,549	128,408
Valuation allowance	89,895	187,332
Net income tax expense/(benefit)	$-	$-

The Company’s wholly owned subsidiary, GTCL, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Its estimated tax liability for December 31, 2016 and 2015 is approximately $0 and $0, respectively.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforward	$277,227	$187,332

Total deferred tax assets	$277,227	$187,332

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$-
Total deferred tax liabilities	$-	$-

Net deferred tax asset before valuation allowance	$277,227	$187,332
Less: valuation allowance	(277,227)	(187,332)
Net deferred tax asset	$-	$-

The net operating losses were increased from $187,332 at December 31, 2015 to $277,227 at December 31, 2016. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2016 and 2015, due to the uncertainty of realizing the deferred income tax assets.

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On October 1, 2015, the Company entered into a three-year property lease for its headquarters, located in Poole, UK for £22,000 per annum, or $2,486 a month at the yearly average conversion rate of 1.35585. The following is a schedule, by year, using the yearly average conversion rate of 1.35585, of future minimum rental payments under office space leases:

For the years ended December 31,
2017	$29,829
2018	22,374
2019	-
2020	-
2021	-
$52,203

Rent expense for year ended December 31, 2016 and 2015 is $29,829 and $33,628, respectively.

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

On March 3, 2016, the Company entered into a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016. Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President, and receive an annual base salary equal to the sum of $144,000 and £48,000, or $65,078 at the yearly conversion rate of 1.3558. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. Also on March 3, 2016 and effective January 1, 2016, the Company’s wholly owned subsidiary Orbital Satcom Corp. and Mr. Phipps, terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000. The other terms of this agreement with the Company are identical to the terms of Mr. Phipps’ employment agreement with Orbital Satcom described above.

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

On January 15, 2016, the Company engaged IRTH Communications LLC. (“IRTH”), for a term of 12 months to provide investor relations, public relations, internet development, communication and consulting services. As consideration for its services, IRTH will receive from the Company a monthly fee of $7,500 and as a single one-time retainer payment, $100,000 worth of shares of the Company’s common stock; calculated by the average closing price of the Company’s common stock on its principal exchange for the 10 (ten) trading days immediately prior to the execution of this agreement; which shares shall be restricted securities, pursuant to the provisions of Rule 144. As additional compensation, in the event the Company, during or within two (2) years after the term of the agreement, receives investment monies (debt, equity or a combination thereof) from investor(s) introduced to the Company by IRTH as described herein, the Company agrees to pay IRTH a finder’s fee equal to three percent (3%) of all gross monies invested by investor(s) and received by Company.

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 16, 2016, the company entered into a consulting agreement with David Fisher Media, to provide financial and social media communication services for ninety days for consideration of $50,000.

On March 31, 2016, the Company entered into a two-month contract with a consultant, Reformation Services LLC for advertising, branding strategy and public awareness marketing for consideration of $10,000.

On April 25, 2016, the Company entered into an agreement with a marketing and investor relations’ consultant, MIDAM Ventures, LLC, for fifteen months, ending on July 25, 2017. As for consideration of services the Company paid a one-time payment of $72,000.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2016. On February 19, 2016, the note was extended an additional year to February 19, 2017 and on January 9, 2017 the note was extended another additional year to February 19, 2018. The balance of the related party note payable was $16,864 as of December 31, 2016. The accounts payable due to related party includes advances for inventory due to David Phipps of $46,500 and wages of $4,089. Total payments due to David Phipps as of December 31, 2016 and December 31, 2015 are $67,453 and $74,051, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaling $64,058 and three individuals earned $96,751, for the years ended December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, the Company paid consulting fees of $0 and $24,000, respectively, to an affiliated company. The President of the affiliated company is the former CFO of the Company.

NOTE 15 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the years ended December 31, 2016 and 2015.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015

Network Innovations	676,789	27.5%	553,345	25.7%
Delorme	322,566	13.1%	442,022	21.1%
IEC Telecom Europe	126,973	5.2%	270,698	12.9%
Globalstar Europe	260,392	10.6%	232,014	11.0%
Satcom Global	265,645	10.8%	26,235	0.8%
Cygnus Telecom	421,472	17.1%	208,087	9.9%

ORBITAL TRACKING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

On January 3, 2017, the Company issued an aggregate of 816,810 shares of common stock upon the conversion of 35,000 shares of Series D Preferred Stock and 11,681 shares of Series E Preferred Stock.

On January 4, 2017, the Company issued an aggregate of 1,000,000 shares of common stock upon the conversion of 100,000 shares of Series E Preferred Stock.

On January 6, 2017, the Company issued an aggregate of 6,140 shares of common stock upon the conversion of 614 shares of Series E Preferred Stock.

On January 9, 2017, the related party note payable due to David Phipps of $16,864, was extended an additional year, through February 19, 2018.

On January 11, 2017, the Company issued an aggregate of 1,200,000 shares of common stock upon the conversion of 60,000 shares of Series D Preferred Stock.

On January 31, 2017, the Company issued an aggregate of 2,500,000 shares of common stock upon the conversion of 125,000 shares of Series D Preferred Stock.

On March 2, 2017, the Company issued an aggregate of 1,000,000 shares of common stock upon the conversion of 50,000 shares of Series D Preferred Stock.

On March 7, 2017, the Company issued an aggregate of 1,000,000 shares of common stock upon the conversion of 100,000 shares of Series E Preferred Stock.

