Form 10-Q
period 2017-03-31
Orbital Tracking Corp.
filed 2017-05-15
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares of the Registrant’s Common Stock outstanding as of May 15, 2017 was 65,832,314.

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2017 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$214,990	$114,733
Accounts receivable, net	149,877	96,758
Inventory	369,189	335,267
Unbilled revenue	56,553	54,344
Prepaid expenses	121,096	171,164
Other current assets	59,639	29,841
Total current assets	970,844	802,107

Property and equipment, net	1,917,544	1,978,338
Intangible assets, net	243,750	250,000

Total assets	$3,132,138	$3,030,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$808,390	$536,906
Deferred revenue	1,424	2,624
Related party payable	113,428	67,453
Derivative liabilities	123	1,237
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,035,762	720,617

Total Liabilities	1,035,762	720,617

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 6,666 and 6,666 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,540,365 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	354	354
Series D ($0.0001 par value; 5,000,000 shares authorized, 3,158,984 and 3,428,984 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	316	343
Series E ($0.0001 par value; 8,746,000 shares authorized, 7,717,356 and 7,929,651 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	772	793
Series F ($0.0001 par value; 1,100,000 shares authorized, 1,099,998 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	110	110
Series G ($0.0001 par value; 10,090,000 shares authorized, 10,083,351 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	1,008	1,008
Series H ($0.0001 par value; 200,000 shares authorized, 87,500 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	9	9
Series I ($0.0001 par value; 114,944 shares authorized, 92,944 issued	9	9
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 64,832,314 and 57,309,364 outstanding as of March 31, 2017 and December 31, 2016, respectively	6,483	5,731
Additional paid-in capital	6,935,331	6,935,817
Accumulated (deficit)	(4,820,668)	(4,601,406)
Accumulated other comprehensive loss	(27,349)	(32,941)
Total stockholder equity	2,096,376	2,309,828

Total liabilities and stockholders’ equity	$3,132,138	$3,030,445

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Net sales	$1,382,330	$1,295,264

Cost of sales	1,067,752	856,920

Gross profit	314,578	438,344

Operating expenses:
Selling, general and administrative	155,254	184,775
Salaries, wages and payroll taxes	152,951	173,855
Professional fees	148,859	300,568
Depreciation and amortization	75,978	82,822
Total operating expenses	533,042	742,020

(Loss) before other expenses and income taxes	(218,464)	(303,676)

Other (income) expense
Change in fair value of derivative instruments, net	(1,114)	(464,505)
Interest expense	218	75,878
Foreign currency exchange rate variance	1,694	25,005
Total other (income) expense	798	(363,622)

Net income (loss)	$(219,262)	$59,946

Comprehensive Income:
Net income (loss)	$(219,262)	$59,946
Foreign currency translation adjustments	5,592	2,039
Comprehensive income (loss)	$(213,670)	$61,985

Weighted average number of common shares outstanding- basic	62,203,378	20,714,532
Weighted average number of common shares outstanding- diluted	62,203,378	23,102,865
Basic net income (loss) per share	$(0.00)	$0.00
Diluted net income (loss) per share	$(0.00)	$0.00)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(219,262)	$59,946
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	(1,114)	(464,505)
Depreciation expense	69,728	69,529
Amortization of intangible asset	6,250	6,250
Amortization of notes payable discount	-	75,626
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	-	74,091
Imputed interest	218	252
Change in operating assets and liabilities:
Accounts receivable	(53,119)	(118,924)
Inventory	(33,922)	(61,142)
Unbilled revenue	(2,209)	9,398
Prepaid expense	50,068	(130,582)
Other current assets	(29,798)	(2,676)
Accounts payable and accrued liabilities	301,484	7,272
Deferred revenue	(1,200)	5,996
Net cash provided by (used in) operating activities	87,124	(469,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,934)	(3,318)
Net (cash used) in investing activities	(8,934)	(3,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(75,626)
Proceeds (repayments) of note payable, related party, net	15,975	(25,632)
Net cash provided by (used in) financing activities	15,975	(101,259)

Effect of exchange rate on cash	5,592	2,039

Net increase (decrease) in cash	99,757	(572,007)
Cash beginning of period	114,733	963,329
Cash end of period	$214,490	$391,322

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

NON CASH FINANCE AND INVESTING ACTIVITY

Common stock issued for prepaid services	$-	$100,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2016 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2016, which are contained in Form 10-K as filed with the Securities and Exchange Commission on April 7, 2017. The consolidated balance sheet as of December 31, 2016 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017 have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2017, and December 31, 2016, there is an allowance for doubtful accounts of $7,678 and $6,720.

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries, GTCL, is maintained using the appropriate local currency, (Great British Pound) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the three months ended March 31, 2017 closing rate at 1.2555 US$: GBP, average rate at 1.23801 US$: GBP, for the three months ended March 31, 2016 closing rate at 1.438034 US$: GBP, average rate at 1.43284 US$: GBP, for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$ GBP.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2017 and December 31, 2016 respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2017 to March 31, 2017:

	Conversion Feature Derivative Liability	Warrant Liability	Total
Balance at January 1, 2017	$-	$1,237	$1,237
Change in fair value included in earnings	-	(1,114)	(1,114)
Balance March 31, 2017	$-	$123	$123

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

Earnings per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. For the three months ended March 31, 2017, the Company had net income, therefore weighted average number of shares dilutive are noted. For the three months ended March 31, 2016, periods where the Company has a net loss, all dilutive securities are excluded.

The following are dilutive common stock equivalents during the period ended:

	March 31, 2017	March 31, 2016
Convertible preferred stock	204,991,305	211,426,518
Stock options	12,850,000	2,850,000
Stock warrants	5,000	5,000
Total	217,846,305	214,281,518

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2017, the Company had an accumulated deficit of approximately $4,820,668, working capital of approximately ($64,918) and net loss of approximately $219,262 during the three months ended March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The condensed consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2017, there were 50,000,000 shares of Preferred Stock authorized.

As of March 31, 2017, there were 20,000 shares of Series A Convertible Preferred Stock authorized and 0 shares issued and outstanding, due to the conversion of 20,000 shares of Series A into 20,000 shares of common stock.

As of March 31, 2017, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 6,666 shares issued and outstanding.

As of March 31, 2017, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 3,540,365 shares issued and outstanding.

As of March 31, 2017, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 3,158,984 shares issued and outstanding.

As of March 31, 2017, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 7,717,356 shares issued and outstanding.

As of March 31, 2017, there were 1,100,000 shares of Series F shares authorized and 1,099,998 shares issued and outstanding.

As of March 31, 2017, there were 10,090,000 shares of Series G shares authorized and 10,083,351 shares issued and outstanding.

As of March 31, 2017, there were 200,000 shares of Series H shares authorized and 87,500 shares issued and outstanding.

As of March 31, 2017, there were 114,944 shares of Series I shares authorized and 92,944 shares issued and outstanding.

Common Stock

As of March 31, 2017, there were 750,000,000 shares of Common Stock authorized and 64,832,314 shares issued and outstanding.

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

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 500,000 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 500,000 options were valued on the grant date at approximately $1.30 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended March 31, 2017 and for the year ended December 31, 2016 of $0 and $0, respectively.

Also on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 200,000 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 200,000 options were valued on the grant date at approximately $1.30 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended March 31, 2017 and for the year ended December 31, 2016 of $0 and $0, respectively.

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 10,000,000 shares of common stock. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $0.01 per share, vest immediately, and have a term of ten years. The 10,000,000 options were valued on the grant date at approximately $0.019 per option or a total of $190,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.019 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 872%, expected term of 10 years, and a risk-free interest rate of 1.0500%. In connection with the stock option grant, the Company recorded stock based compensation for the year ended December 31, 2016 of $190,000, respectively.

Stock options outstanding at March 31, 2017 as disclosed in the table below have approximately $57,000 of intrinsic value at the end of the period.

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2017	12,850,000	$0.02	9.10
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding and exercisable at March 31, 2017	12,850,000	$0.02	8.85
Weighted average fair value of options granted during the period		$0.02

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2017	5,000	$4.50	0.35
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at March 31, 2017	5,000	$4.50	0.11

The following table summarizes the Company’s stock warrants outstanding at March 31, 2017:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at March 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2017	Weighted Average Exercise Price
4.50	5,000	0.11 Years	4.50	5,000	4.50
$4.50	5,000	0.11 Years	$4.50	5,000	$4.50

NOTE 5 – PREPAID STOCK BASED COMPENSATION

Prepaid expenses amounted to $121,096 at March 31, 2017 and $171,164 at December 31, 2016. Prepaid expenses include prepayments in cash for professional fees, prepayments in equity instruments which are being amortized over the terms of their respective agreements. Amortization of the prepaid expense is included professional fees. For the three months ended March 31, 2017 and 2016, amortization expense was $40,068 and $173,009, respectively. The current portion consists primarily of costs paid for future services which will occur within a year. Prepaid expense current portion and long-term portion were $121,096 and $0, as of March 31, 2017. For the year ended December 31, 2016, prepaid expense current portion and long-term portion were $171,164 and $0, respectively.

NOTE 6 – INTANGIBLE ASSETS

On February 19, 2015, the Company purchased an intangible asset valued at $250,000 for 1,000,000 shares of common stock. Amortization of customer contracts will be included in general and administrative expenses. The Company began amortizing the customer contracts in January 2015. Amortization expense for the three months ended March 31, 2017 and 2016 was $6,250 and $6,250, respectively. Future amortization of intangible assets is as follows:

2017	18,750
2018	25,000
2019	25,000
2020	25,000
2021 and thereafter	100,000
Total	$193,750

On February 19, 2015, the Company issued 1,000,000 of its common stock, par value $0.0001, at $0.05 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Office furniture and fixtures	$93,244	$90,728
Computer equipment	29,370	29,066
Appliques	2,160,096	2,160,096
Website development	108,451	100,436

Less accumulated depreciation	(473,617)	(401989)

Total	$1,917,544	$1,978,338

Depreciation expense was $69,728 for the three months ended March 31, 2017. For the three months ended March 31, 2016 depreciation expense was $69,529.

NOTE 8 - INVENTORIES

At March 31, 2017 and December 31, 2016, inventories consisted of the following:

	March 31, 2017	December 31, 2016
Finished goods	$369,189	$335,267
Less reserve for obsolete inventory	-	-
Total	$369,189	$335,267

For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company did not make any change for reserve for obsolete inventory.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2016. On February 19, 2016, the note was extended an additional year to February 19, 2017 and on January 9, 2017 the note was extended another additional year to February 19, 2018. The balance of the related party note payable was $16,864 as of March 31, 2017. The accounts payable due to related party includes advances for inventory due to David Phipps of $66,563 and wages of $30,000. Total payments due to David Phipps as of March 31, 2017 and December 31, 2016 are $113,428 and $67,453, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaled $15,006 for the three months ended March 31, 2017. For the three months ended March 31, 2016, the Company employed three individuals who were related to Mr. Phipps of which earned gross wages of $15,299.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11– DERIVATIVE LIABILITY

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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. On May 17, 2016, the Company entered into exchange agreements with holders of the Company’s outstanding convertible notes in the amount of $504,168 originally issued on December 28, 2015 (the “Notes”) pursuant to which the Notes were cancelled and the exchanging holders were issued an aggregate of 10,083,351 shares of newly designated Series G Convertible Preferred Stock. Upon the conversion of the Series G Convertible Preferred Stock, additional paid in capital increased by $649,662 from the decrease in the Notes payable of $504,168, decrease in derivative liabilities of $146,502 and increase in Series G Convertible Preferred Stock of $1,008.

The Notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company recorded amortization for the discount to the Notes of $0 and $602,515 at March 31, 2017 and December 31, 2016. As of March 31, 2017, and December 31, 2016, the Company has an unamortized discount balance of $0. The Company has recognized derivative liabilities of $0 at March 31, 2017 and December 31, 2016, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $422,974 for the year ended December 31, 2016. The Company has recognized derivative liabilities for related warrants of $123 and $1,237 at March 31, 2017 and December 31, 2016, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $1,114 and $3,119 for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. Weighted average term is 0.11 years.

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2016	614,035	4,356	618,391

Change in fair value included in earnings	(422,974)	(3,119)	(426,093)
Net effect on additional paid in capital	(191,062)	-	(191,062)
Balance at December 31, 2016	$-	$1,237	$1,237
Change in fair value included in earnings	-	(1,114)	(1,114)
Balance at March 31, 2017	$-	$123	$123

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2017
Expected volatility	257.1%
Expected term - years	0.11
Risk-free interest rate	1.27%
Expected dividend yield	0%

NOTE 12 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2017 and 2016.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2017 and 2016.

	March 31, 2017		March 31, 2016

Globalstar Europe	$179,312	17.9%	$190,814	19.2%

Network Innovations	$302,616	30.2%	$349,496	35.1%

Satcom Global	$182,467	18.2%	$72,609	7.3%

NOTE 13 - SUBSEQUENT EVENTS

On April 21, 2017, the Company issued an aggregate of 1,000,000 shares of common stock upon the conversion of 100,000 shares of Series E Convertible Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Statements made in this Item 2, “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this 10-Q that do not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company’s products, as well as other factors, many or all of which may be beyond the Company’s control. Consequently, investors should not place undue reliance upon forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s Edgar database, including the annual report on Form 10-K filed for the year ended December 31, 2016, filed on April 7, 2017.

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

On December 28, 2015, the Company and Theresa Carlise, its Chief Financial Officer, amended her employment agreement, dated June 9, 2015. Pursuant to the Amendment, which is effective December 1, 2015, the term of Ms. Carlise’s employment was extended to December 1, 2016 from June 9, 2016, her annual salary was increased to $140,000 from $72,000 and she agreed to devote her full business time to the Company. The term of the Original Agreement, as amended by the Amendment, shall automatically extend for additional terms of one year each, unless either party gives prior written notice of non-renewal to the other party no later than 60 days prior to the expiration of the initial term or the then current renewal term, as applicable.

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

Results of Operations for the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Revenue. Sales for the three months ended March 31, 2017 consisted primarily of sales of satellite phones, accessories and airtime plans. For the three months ended March 31, 2017, revenues generated were approximately $1,382,330 compared to approximately $1,295,264 of revenues for the three months ended March 31, 2016, an increase in total revenues of $87,066 or 6.7%. Factors relative to the increase in revenue are; an increase in comparable revenue of 5.95% and 10.2% for its wholly owned subsidiaries, Global Telesat Communication Ltd and Orbital Satcom Corp., for the three months ended March 31, 2017. Total sales for Global Telestat Communications Ltd. were $977,141 for the three months ended March 31, 2017 as compared to $927,493 for the three months ended March 31, 2016, an increase of $49,648 or 5.4%. Total sales for Orbital Satcom Corp. were $405,189 for the three months ended March 31, 2017 as compared to $367,771 for the three months ended March 31, 2016, an increase of $37,418 or 10.2%. The Company attributes the increases in revenue to the addition of online marketplaces, offset by exchange rate variances as described above.

For the three months ended March 31, 2017, Global Telesat Communications LTD, (GTCL) represents 70.7% of total company sales and as such, currency rate variances have an impact on results. For the three months ended March 31, 2017 the net effect on revenues were impacted by the differences in exchange rate from quarterly average exchange of 1.43284 to 1.23801. Had the yearly average rate remained, sales would have been higher by $153,776. GTCL comparable sales in GBP, its home currency, increased 22.6% or £145,651, from £643,633 to £789,283 for the three months ended March 31, 2017 as compared to March 31, 2016.

Cost of Sales. During the three months ended March 31, 2017, cost of revenues increased to $1,067,752 compared to $856,920 for the three months ended March 31, 2016, an increase of $210,832 or 24.6%. We expect our cost of revenues to continue to increase during fiscal 2017 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross profit margins during the three months ended March 31, 2017 were 22.8% as compared to 33.8% for the comparable period in the prior year. GBP depreciated significantly against US$ following BREXIT vote but we had to maintain product pricing at the same level to remain competitive. Additionally, we picked up new reseller customers who buy in larger quantities at lower margins.

Operating Expenses. Total operating expenses for the three months ended March 31, 2017 were $533,042, a decrease of $208,978, or 28.2%, from total operating expenses for the three months ended March 31, 2016 of $742,020. Factors contributing to the increase are described below.

Selling, general and administrative expenses were $155,254 and $184,775 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $29,521 or 16.0%. The decrease for the three months ended March 31, 2017, was due to lower exchange rates in the current period offset by variable expenses which increase as revenue increases.

Salaries, wages and payroll taxes were $152,951 and $173,855, for the three months ended March 31, 2017 and 2016, respectively, a decrease of $20,904, or 12.0%. The decrease in the exchange rate was the primary reason for the reduction.

Professional fees were $148,859 and $300,568 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $151,709, or 50.5%. The decrease during the three months ended March 31, 2017 as compared to the same period in 2016 was attributable to the Company’s decrease of $152,142 for investor relation fees from the same period in the prior year.

Depreciation and amortization expenses were $75,978 and $82,822 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $6,844 or 8.3%. The decrease during the 2017 period was primarily attributable the decrease in the exchange rate, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2017 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other (income) expenses were $798 compared to ($363,622) during the three months ended March 31, 2017 and 2016 respectively, a decrease of $364,420. The decrease is primarily attributed to changes in the fair value of derivative instruments and interest expense related to the December 2015 private placement offering of convertible preferred stock and convertible debt.

Net Income (Loss)

We recorded net loss before income tax of ($219,262), for the three months ended March 31, 2017 as compared to a net income of $59,946, for the three months ended March 31, 2016. The increase in income is a result of the factors as described above.

Comprehensive (Loss) Income

We recorded a gain for foreign currency translation adjustments for the three months ended March 31, 2017 and 2016, of $5,592 and $2,039, respectively. The fluctuations of the increase/decrease are primarily attributed to the increase recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2017, we had a cash balance of $214,490. Our working capital is ($64,918) at March 31, 2017.

Our current assets at March 31, 2017 increased by approximately 21.0% from December 31, 2016 and included cash, accounts receivable, unbilled revenue, inventory, prepaid and other current assets.

Our current liabilities at March 31, 2017 increased by 43.7% from December 31, 2016 and included our accounts payable, derivative liabilities, due to related party and deferred revenue and other liabilities in the ordinary course of our business.

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2017 amounted to $87,124 and were primarily attributable to our net loss of $219,262, total amortization expense of $6,250, depreciation of $69,728, and offset by change in fair value of derivative liabilities of $1,114 and net change in assets and liabilities of $231,304, primarily attributable to an increase in accounts receivable of $53,119, increase in inventory of $33,922, increase in unbilled revenue of $2,209, decrease in prepaid expense of $50,068, increase in other current assets of $29,978, increase in accounts payable of $301,484 and an decrease in deferred revenue of $1,200.

Net cash flows used in operating activities for the three months ended March 31, 2016 amounted to $469,469 and were primarily attributable to our net income of $59,946, total amortization expense of $155,967, depreciation of $69,529, and offset by change in fair value of derivative liabilities of $464,505 and net change in asset and liabilities of $290,658, primarily attributable to an increase in accounts receivable of $118,924, increase in inventory of $61,142, decrease in unbilled revenue of $9,398, increase in prepaid expense of $130,582, increase in other current assets of $2,676, increase in accounts payable of $7,272 and an increase in deferred revenue of $5,996.

Investing Activities

Net cash flows used in investing activities were ($8,934) and ($3,318) for the three months ended March 31, 2017 and 2016, respectively. We purchased property and equipment of $8,934 during the three months ended March 31, 2017. During the three months ended March 31, 2016, we purchased property and equipment of $3,318.

Financing Activities

Net cash flows provided by (used in) financing activities were $15,975 and ($101,259) for the three months ended March 31, 2017 and 2016, respectively. Net cash flows provided by financing activities were $15,975 for the three months ended March 31, 2017 and were for amounts owed to a related party. During the three months ended March 31, 2016, net cash used in financing activities were repayments of related party payable and convertible notes payable of $25,632 and $75,626, respectively.

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

The relevant translation rates are as follows: for the three months ended March 31, 2017 closing rate at 1.2555 US$: GBP, average rate at 1.23801 US$: GBP, for the three months ended March 31, 2016 closing rate at 1.438034 US$: GBP, average rate at 1.43284 US$: GBP, for the three months ended March 31, 2016 and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$.

Global Telesat Communications LTD, (GTCL) represents 70.7% of total company sales for the three months ended March 31, 2017 and as such, currency rate variances have an impact on results. For the three months ended March 31, 2017 the net effect on revenues were impacted by the differences in exchange rate from quarterly average exchange of 1.43284 to 1.23801. Had the yearly average rate remained, sales would have been higher by $153,776. GTCL comparable sales in GBP, its home currency, increased 22.6% or £145,651, from £643,633 to £789,283 for the three months ended March 31, 2017 as compared to March 31, 2016.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017 have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of March 31, 2017, and December 31, 2016, there is an allowance for doubtful accounts of $7,678 and $6,720.

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

Research and Development (“R&D”) expenses are charged to expense when incurred. The Company has consulting arrangements which are typically based upon a fee paid monthly or quarterly. Samples are purchased that are used in testing, and are expensed when purchased. R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

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

The relevant translation rates are as follows: for the three months ended March 31, 2017 closing rate at 1.2555 US$: GBP, average rate at 1.23801 US$: GBP, for the three months ended March 31, 2016 closing rate at 1.438034 US$: GBP, average rate at 1.43284 US$: GBP, for the three months ended March 31, 2016 and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$: GBP.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2017 and December 31, 2016.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to March 31, 2017:

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2016	614,035	4,356	618,391

Change in fair value included in earnings	(422,974)	(3,119)	(426,093)
Net effect on additional paid in capital	(191,062)	-	(191,062)
Balance at December 31, 2016	$-	$1,237	$1,237
Change in fair value included in earnings	-	(1,114)	(1,114)
Balance at March 31, 2017	$-	$123	$123

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

With respect to the fiscal quarter ending March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal quarter ended March 31, 2017, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the quarter ended March 31, 2017 that were not otherwise disclosed by us in a Current Report on Form 8-K.

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

Dated: May 15, 2017	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

