Form 10-Q
period 2017-06-30
Orbital Tracking Corp.
filed 2017-08-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2017 was 72,977,104.

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2017 and for comparable periods in the prior year are included below. The condensed consolidated financial statements should be read in conjunction with the notes to condensed consolidated financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$501,689	$114,733
Accounts receivable, net	212,604	96,758
Inventory	427,570	335,267
Unbilled revenue	88,333	54,344
Prepaid expenses	80,582	171,164
Other current assets	85,097	29,841
Total current assets	1,395,875	802,107

Property and equipment, net	1,860,716	1,978,338
Intangible assets, net	237,500	250,000

Total assets	$3,494,091	$3,030,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$879,229	$536,906
Deferred revenue	21,723	2,624
Related party payable	60,434	67,453
Derivative liabilities – current portion	-	1,237
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,073,783	720,617

Derivative liabilities – long term portion	-	-
Total Liabilities	1,073,783	720,617

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 6,666 and 6,666 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,540,365 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	354	354
Series D ($0.0001 par value; 5,000,000 shares authorized, 3,008,984 and 3,428,984 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	301	343
Series E ($0.0001 par value; 8,746,000 shares authorized, 7,402,877 and 7,929,651 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	740	793
Series F ($0.0001 par value; 1,100,000 shares authorized, 1,099,998 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	110	110
Series G ($0.0001 par value; 10,090,000 shares authorized, 10,083,351 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	1,008	1,008
Series H ($0.0001 par value; 200,000 shares authorized, 87,500 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	9	9
Series I ($0.0001 par value; 114,944 shares authorized, 92,944 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	9	9
Series J ($0.0001 par value; shares authorized, 54,669 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	5
Series K ($0.0001 par value; 1,250,000 shares authorized, 1,166,652 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	117
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 70,977,104 and 57,309,364 outstanding as of June 30, 2017 and December 31, 2016, respectively	7,098	5,731
Additional paid-in capital	10,390,534	6,935,817
Accumulated (deficit)	(7,961,679)	(4,601,406)
Accumulated other comprehensive loss	(18,299)	(32,941)
Total stockholder equity	2,420,308	2,309,828

Total liabilities and stockholders’ equity	$3,494,091	$3,030,445

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net sales	$1,567,191	$1,188,593	$2,938,881	$2,483,857

Cost of sales	1,272,551	1,004,891	2,344,325	1,892,323

Gross profit	296,640	183,702	594,556	591,534

Operating expenses:
Selling and general administrative	144,160	160,624	298,616	314,887
Salaries, wages and payroll taxes	181,870	170,981	334,594	344,836
Stock based compensation	600,000	-	600,000	-
Professional fees	119,809	387,916	268,655	688,484
Depreciation and amortization	74,086	63,334	150,158	146,156
Total operating expenses	1,119,925	782,855	1,652,023	1,494,363

(Loss) before other expenses and income taxes	(825,287)	(599,153)	(1,057,467)	(902,829)

Other (income) expense
Change in fair value of derivative instruments, net	(123)	39,659	(1,237)	(424,846)
Interest expense	218	527,108	436	602,986
Other expense – Subscription Holders Preferred	2,308,981		2,308,981
Foreign currency exchange rate variance	(3,847)	7,817	(5,374)	32,822
Total other expense	2,305,229	574,584	2,302,806	210,962

Net loss	$(3,130,516)	$(1,173,737)	$(3,360,273)	$(1,113,791)

Comprehensive Income:
Net loss	(3,130,516)	(1,173,737)	(3,360,273)	(1,113,791)
Foreign currency translation adjustments	9,050	4,413	14,642	(2,375)
Comprehensive loss	(3,121,466)	(1,169,324)	(3,345,631)	(1,116,166)

NET INCOME LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding - basic	67,052,540	27,667,167	43,645,916	24,190,850
Weighted number of common shares outstanding - diluted	67,052,540	27,667,167	43,645,916	24,190,850
Basic net (loss) per share	$(0.05)	$(0.04)	$(0.08)	$(0.06)
Diluted net (loss) per share	$(0.05)	$(0.04)	$(0.08)	$(0.06)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,360,273)	$(1,113,791)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	(1,237)	(424,846)
Depreciation expense	137,658	133,656
Amortization of intangible asset	12,500	12,500
Preferred stock-based price protection expense	2,308,981	-
Amortization of notes payable discount	-	602,515
Stock based compensation	600,000	-
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	80,582	164,608
Imputed interest	436	471
Change in operating assets and liabilities:
Accounts receivable	(115,846)	(63,198)
Inventory	(92,303)	(38,004)
Unbilled revenue	(33,989)	5,705
Prepaid expense	10,000	(1,237)
Other current assets	(55,256)	1,047
Accounts payable and accrued liabilities	389,017	31,342
Deferred revenue	19,099	(16,662)
Net (used in) operating activities	(100,631)	(705,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,964)	(30,654)
Net (cash used) in investing activities	(16,964)	(30,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of convertible notes payable	-	(100,834)
Proceeds from sale of preferred stock	500,000	-
Proceeds (repayments) of note payable, related party, net	(7,019)	11,571
Net cash provided by (used in) financing activities	492,981	(89,263)

Effect of exchange rate on cash	11,570	(2,375)

Net increase (decrease) in cash	386,956	(828,187)
Cash beginning of period	114,733	963,329
Cash end of period	$501,689	$135,142

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

NON CASH FINANCE AND INVESTING ACTIVITY
Common stock issued for prepaid services	$-	$100,000
Preferred stock issued for accounts payable	$46,694	$-
Preferred stock issued for conversion of debt	$-	$650,670

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2017, and the results of operations and cash flows for the six months ended June 30, 2017 have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2017, and December 31, 2016, there is an allowance for doubtful accounts of $415 and $6,720.

Foreign Currency Translation

The Company’s reporting currency is US Dollars. The accounts of one of the Company’s subsidiaries, GTCL, is maintained using the appropriate local currency, (Great British Pound) as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency is included in the statements of operations.

The relevant translation rates are as follows: for the three and six months ended June 30, 2017 closing rate at 1.30240 US$: GBP, average rate at 1.27779 US$: GBP and 1.25801 US$: GBP. For the three and six months ended June 30, 2016 closing rate at 1.3311 US$: GBP, average rate at 1.43544 US$: GBP and 1.43414 US$: GBP and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$ GBP.

Global Telesat Communications LTD, (GTCL) represents 70.6% of total company sales for the six months ended June 30, 2017 and as such, currency rate variances have an impact on results. For the six months ended June 30, 2017 the net effect on revenues were impacted by the differences in exchange rate from quarterly average exchange of 1.43414 to 1.25801. Had the yearly average rate remained, sales for the six months would have been higher by $290,606. GTCL comparable sales in GBP, its home currency, increased 31.3% or £412,574, from £1,237,379 to £1,649,954, for the six months ended June 30, 2017 as compared to June 30, 2016.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2017 and December 31, 2016, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2017 to June 30, 2017:

	Conversion Feature Derivative Liability	Warrant Liability	Total
Balance at January 1, 2017	$-	$1,237	$1,237
Change in fair value included in earnings	-	(1,237)	(1,237)
Balance June 30, 2017	$-	$-	$-

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

Earnings per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. For the three months and six months ended June 30, 2017 and June 30, 2016, respectively, the Company had net loss, therefore all dilutive securities are excluded.

The following are dilutive common stock equivalents during the period ended:

	June 30, 2017	June 30, 2016
Convertible preferred stock	370,180,815	209,416,215
Stock options	42,850,000	2,850,000
Stock warrants	-	5,000
Total	413,030,815	212,271,215

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP, including the revenue recognition requirements in ASC Topic 605, “Revenue Recognition.”- The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers; Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company is currently assessing the impact of ASU 2014-09 on our consolidated financial statements to be completed by the end of 2017.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2017, the Company had an accumulated deficit of approximately $7,961,679, working capital of approximately $322,092 and net loss of approximately $3,360,273 during the six months ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The condensed consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2017, there were 50,000,000 shares of Preferred Stock authorized.

As of June 30, 2017, there were 20,000 shares of Series A Convertible Preferred Stock authorized and 0 shares issued and outstanding, due to the conversion of 20,000 shares of Series A into 20,000 shares of common stock.

As of June 30, 2017, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 6,666 shares issued and outstanding.

As of June 30, 2017, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 3,540,365 shares issued and outstanding.

As of June 30, 2017, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 3,008,984 shares issued and outstanding.

As of June 30, 2017, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 7,402,877 shares issued and outstanding.

As of June 30, 2017, there were 1,100,000 shares of Series F shares authorized and 1,099,998 shares issued and outstanding.

As of June 30, 2017, there were 10,090,000 shares of Series G shares authorized and 10,083,351 shares issued and outstanding.

As of June 30, 2017, there were 200,000 shares of Series H shares authorized and 87,500 shares issued and outstanding.

As of June 30, 2017, there were 114,944 shares of Series I shares authorized and 92,944 shares issued and outstanding.

As of June 30, 2017, there were 125,000 shares of Series J shares authorized and 54,669 issued and outstanding.

As of June 30, 2017, there were 1,250,000 shares of Series K shares authorized and 1,166,652 issued and outstanding

Common Stock

As of June 30, 2017, there were 750,000,000 shares of Common Stock authorized and 70,977,104 shares issued and outstanding.

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

On May 31, 2017, the Company entered separate subscription agreements with accredited investors relating to the issuance and sale of 50,000 of shares of Series J Preferred Stock at a purchase price of $10.00 per share, as well as, the issuance of 4,669 shares of Series J Preferred Stock for accounts payable of $46,694. The initial conversion price is $0.01 per share, subject to adjustment as set forth in the Series J certificate of designation. The Company is prohibited from effecting a conversion of the Series J Preferred Stock to the extent that, because of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series J Preferred Stock. Each share of Series J Preferred Stock entitles the holder to cast one vote per share of Series J Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation. The Company received the necessary consents as required from prior subscription agreements, Series F Preferred Stock, Series G Preferred Stock and Preferred Series H Preferred Stock, as well as antidilution rights. The Company was required to issue 1,089,389 shares of Series K Preferred Stock, which is convertible into 108,938,900 shares of the Company’s common stock, to the certain holders for the consent and anti-dilution rights. In addition, the Company issued to a vendor as settlement of Preferred Series C Stock issued for services, 76,763 shares of Series K Preferred Stock, convertible into 7,676,300 shares of common stock, in lieu of Series C Preferred Stock. The additional issuances for the consent, anti-dilution rights and settlement, resulted in the recording of other expense and additional paid in capital of $2,308,981.

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

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 500,000 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 500,000 options were valued on the grant date at approximately $1.30 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended June 30, 2017 and for the year ended December 31, 2016 of $0 and $0, respectively.

Also on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 200,000 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 200,000 options were valued on the grant date at approximately $1.30 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended June 30, 2017 and for the year ended December 31, 2016 of $0 and $0, respectively.

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

On May 26, 2017, the Company issued 5,000,000 options to Mr. Phipps, 3,750,000 options to Theresa Carlise, 1,250,000 options to Hector Delgado, its Director and 20,000,000 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $0.01 per share, vest immediately, and have a term of ten years. The 30,000,000 options were valued on the grant date at approximately $0.02 per option or a total of $600,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.02 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, the Company recorded stock based compensation for the six months ended June 30, 2017 of $600,000, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2017	12,850,000	$0.02	9.10
Granted	30,000,000	0.01	9.91
Exercised	—	—	—
Forfeited	—	—	—
Cancelled		—	—
Balance outstanding and exercisable at June 30, 2017	42,850,000	$0.01	9.52

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2017	5,000	$4.50	0.35
Granted	—	—	—
Exercised	—	—	—
Forfeited (expired May 19, 2017)	5,000	4.50	—
Cancelled	—	—	—
Balance outstanding at June 30, 2017	—	$—	—

NOTE 5 – PREPAID STOCK BASED COMPENSATION

Prepaid expenses amounted to $80,582 at June 30, 2017 and $171,164 at December 31, 2016. Prepaid expenses include prepayments in cash for professional fees and prepayments made with equity instruments which are being amortized over the terms of their respective agreements. Amortization of the prepaid expense is included professional fees. For the six months ended June 30, 2017 and 2016, amortization expense was $80,582 and $173,009, respectively. The current portion consists primarily of costs paid for future services which will occur within a year.

NOTE 6 – INTANGIBLE ASSETS

On February 19, 2015, the Company purchased an intangible asset valued at $250,000 for 1,000,000 shares of common stock. Amortization of customer contracts will be included in general and administrative expenses. The Company began amortizing the customer contracts in January 2015. Amortization expense for the three and six months ended June 30, 2017 and 2016 was $6,250 and $6,250, respectively, and $12,500 and $12,500, respectively. Future amortization of intangible assets is as follows:

2017	12,500
2018	25,000
2019	25,000
2020	25,000
2021 and thereafter	100,000
Total	$187,500

On February 19, 2015, the Company issued 1,000,000 of its common stock, par value $0.0001, at $0.05 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Office furniture and fixtures	$95,369	$90,728
Computer equipment	38,915	29,066
Appliques	2,160,096	2,160,096
Website development	112,942	100,436

Less accumulated depreciation	(546,606)	(401,989)

Total	$1,860,716	$1,978,337

Depreciation expense was $137,658 for the six months ended June 30, 2017. For the six months ended June 30, 2016 depreciation expense was $133,656.

NOTE 8 - INVENTORIES

At June 30, 2017 and December 31, 2016, inventories consisted of the following:

	June 30, 2017	December 31, 2016
Finished goods	$427,570	$335,267
Less reserve for obsolete inventory	-	-
Total	$427,570	$335,267

For the six months ended June 30, 2017 and the year ended December 31, 2016, the Company did not make any change for reserve for obsolete inventory.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2016. On February 19, 2016, the note was extended an additional year to February 19, 2017 and on January 9, 2017 the note was extended another additional year to February 19, 2018. The balance of the related party note payable was $15,004 as of June 30, 2017. The accounts payable due to related party includes advances for inventory due to David Phipps of $41,669 and wages of $3,761. Total payments due to David Phipps as of June 30, 2017 and December 31, 2016 are $60,434 and $67,453, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaled $32,679 for the six months ended June 30, 2017. For the six months ended June 30, 2016, the Company employed two individuals who were related to Mr. Phipps of which earned gross wages of $25,210.

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

NOTE 11– DERIVATIVE LIABILITY

In June 2008 a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions are no longer recorded in equity and are reclassified as a liability.

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

The Notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company recorded amortization for the discount to the Notes of $0 and $602,515 at June 30, 2017 and December 31, 2016. As of June 30, 2017, and December 31, 2016, the Company has an unamortized discount balance of $0. The Company has recognized derivative liabilities of $0 at June 30, 2017 and December 31, 2016, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $422,974 for the year ended December 31, 2016. The Company has recognized derivative liabilities for related warrants of $0 and $1,237 at June 30, 2017 and December 31, 2016, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $1,237 and $3,119 for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. On May 19, 2017, the related warrant expired.

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2016	$614,035	$4,356	$618,391

Change in fair value included in earnings	(422,974)	(3,119)	(426,093)
Net effect on additional paid in capital	(191,062)	-	(191,062)
Balance at December 31, 2016	$-	$1,237	$1,237
Change in fair value included in earnings	-	(1,237)	(1,237)
Balance at June 30, 2017	$-	$-	$-

NOTE 12 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the three months ended June 30, 2017 and 2016.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended June 30, 2017 and 2016.

	June 30, 2017		June 30, 2016

Globalstar Europe	$359,525	14.6%	$252,991	14.9%
Network Innovations	$843,516	34.1%	$613,598	36.0%

NOTE 13 - SUBSEQUENT EVENTS

On July 18, 2017, the Company issued an aggregate of 2,000,000 shares of common stock upon the conversion of 200,000 shares of Series E Convertible Preferred Stock.

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

The Company is a distributor, developer and reseller of satellite enabled communications hardware and provides products, airtime and related services to customers located both in the United States and internationally through its subsidiaries, US based Orbital Satcom Corp. (“Orbital Satcom”) and UK based Global Telesat Communications Limited (“GTCL”). We sell equipment and airtime for use on all major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya. We specialize in offering a range of satellite enabled personal and asset tracking products and provide an advanced mapping portal for customers using our range of GSM and satellite based GPS tracking devices. Additionally, we operate a short-term rental service for customers who require use of our equipment for a limited time without the up-front expense of purchasing hardware.

Our acquisition of GTCL in February 2015 expanded our global satellite based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts which entitle us to transmit GPS tracking coordinates and other information at preferential rates through one of the world’s largest commercial satellite networks.

We now have a physical presence in the UK and Miami, as well as our online storefront presence in more than 10 countries, and have in excess of 20,000 customers located in almost 80 countries across every continent in the world. Our customers include businesses, U.S. and foreign governments, non-governmental and charitable organizations, military users and private individuals located all over the world.

Recent Transactions

Acquisition of Global Telesat and Related Transactions

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

GlobalStar License Acquisition

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

December 2015 Financings

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

The terms of the shares of Series G Preferred Stock are set forth in the Certificate of Designation of Series G Preferred Stock as filed with the Secretary of State of the State of Nevada. The Series G COD authorizes 10,090,000 Preferred G Shares. The Preferred G Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred G Share divided by the conversion price. The stated value of each Preferred G Share is $0.05 and the initial conversion price is $0.05 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred G Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred G Shares. Each Preferred G Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. with respect to any such vote, each Preferred G Share entitles the holder to cast one vote per share of Series G Preferred Stock owned at the time of such vote subject to the 4.99% beneficial ownership limitation. Subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price prior to December 28, 2016, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Preferred G Shares with a conversion price equal to the lower price issuance.

The exchanging holders, GRQ Consultants Inc. 401K, Michael Brauser and Intracoastal Capital LLC, are each holders of over 5% of a class of the Company’s voting securities.

Key Compensation Arrangements

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

On May 26, 2017, the Company issued 5,000,000 options to Mr. Phipps, 3,750,000 options to Theresa Carlise, 1,250,000 options to Hector Delgado, its Director and 20,000,000 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. All of the options are fully vested and have an exercise price of $0.01 per share and a term of 10 years.

Series H Preferred Stock Financing

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

Series J Preferred Stock Financing

On May 31, 2017, the Company entered into separate subscription agreements with accredited investors relating to the issuance of shares of Series J Preferred Stock at a purchase price of $10.00 per share for sale of $500,000 proceeds and settlement of $46,694 accounts payable. The Series J Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to (i) multiplying the number of shares to be converted by the stated value thereof, and then (ii) dividing the result by the conversion price in effect immediately prior to such conversion. The stated value of each Series J Preferred Stock is $10.00 and the initial conversion price is $0.01 per share, subject to adjustment as set forth in the Series J COD. The Company is prohibited from effecting a conversion of the Series J Preferred Stock to the extent that, as a result of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series J Preferred Stock. Each Series J Preferred Stock entitles the holder to cast one vote per share of Series J Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation.

In connection with the Series J Offering, the Company obtained the consent of certain shareholders, as required under the agreements entered into by the Company and issued shares pursuant to applicable anti-dilution obligations. The Company is required to issue to certain prior investors of Series G Preferred Stock additional shares of Series G Preferred Stock, which would be convertible into an aggregate of 38,805,668 shares of the Company’s common stock. However, in lieu of issuing such additional shares of Series G Preferred Stock, the Company will create a new series of preferred stock, to be designated as “Series K Preferred Stock” and will issue to such holders of Series G Preferred Stock an aggregate of 388,057 shares of Series K Preferred Stock, each of which shall be convertible into 100 shares of the Company’s common stock. In addition, in order to proceed with the Series J Offering, the Company agreed to issue additional shares of Series F Preferred Stock and Series H Preferred Stock to certain prior investors. However, in lieu of issuing such additional shares of Series F Preferred Stock and Series H Preferred Stock, the Company issued to such holders of Series F Preferred Stock and Series H Preferred Stock an aggregate of 701,832 shares of Series K Preferred Stock, each of which are convertible into 100 shares of the Company’s common stock, or 70,183,243 shares. In addition, certain creditors of the Company were also entitled to anti-dilution protection from issuances and as a result such creditors were, at the closing of the Series J Offering, issued an aggregate of 76,762 shares of Series K Preferred Stock convertible into 7,676,241 shares of common stock in full satisfaction of payments owed to them.

The following table describes the capital raised for the periods as described above:

	Date	Units	Stated Value	Total Proceeds	Common Equivalents	Anti-Dilution Issuances	Total Common Equivalents

Preferred Series C	2/19/2015	550,000	$2.00	$1,100,000	22,000,000	5,500,000	27,500,000
Preferred Series F	12/28/2015	1,099,998	$0.50	$550,000	1,099,998	53,899,902	54,999,900
Preferred Series G	5/17/2016	10,083,351	$0.05	$504,168	10,083,351	40,333,449	50,416,800
Preferred Series H	10/31/2016	87,500	$4.00	$350,000	8,750,000	26,250,000	35,000,000
Preferred Series J	5/31/2017	50,000	$10.00	$500,000	5,000,000	-	5,000,000
				$3,004,168	46,933,349	125,983,351	172,916,700

Results of Operations for the Three and Six Months Ended June 30, 2017 compared to the Three and Six Months Ended June 30, 2016

Revenue. Sales for the three and six months ended June 30, 2017 consisted primarily of sales of satellite phones, accessories and airtime plans. For the three months ended June 30, 2017, revenues generated were approximately $1,567,191 compared to approximately $1,188,593 of revenues for the three months ended June 30, 2016, an increase in total revenues of $378,598 or 31.9%. Sales for the six months ended June 30, 2017 were $2,938,881 compared to approximately $2,483,857 of revenues during the six months ended June 30, 2016, a $455,024 increase in total revenues or 18.3%. The Company attributes the increases in revenue to an increase in recurring revenue related customer and the introduction of new product lines, offset by exchange rate variances as described above.

Cost of Sales. During the three months ended June 30, 2017, cost of revenues increased to $1,272,551 compared to $1,004,891 for the three months ended June 30, 2016, an increase of $267,660 or 26.6%. For the six months ended June 30, 2017, cost of revenues increased to $2,344,325 compared to $1,892,323 for the three months ended June 30, 2016, an increase of $452,002 or 23.9%. Gross profit margins during the three months ended June 30, 2017 were 18.8% as compared to 15.5% for the comparable period in the prior year. During the six months ended June 30, 2017, gross profit margins were 20.2% as compared to 23.8%. We expect our cost of revenues to continue to increase during fiscal 2017 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross margins reacted negatively with the devaluation of GBP against US$ following the BREXIT vote and in order to remain competitive we had to maintain product pricing. In addition, we attracted new reseller customers who buy in larger quantities at lower margins.

Operating Expenses. Total operating expenses for the three months ended June 30, 2017 were $1,119,925, an increase of $337,070, or 43.1%, from total operating expenses for the three months ended June 30, 2016 of $782,855. For the six months ended June 30, 2017 total operating expenses were $1,652,023, as compared to $1,494,363, for the same period in 2016, an increase of $157,660 or 10.6%. Factors contributing to the increase are described below.

Selling, general and administrative expenses were $144,160 and $160,624 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $16,464 or 10.3%. For the six months ended June 30, 2017, selling, general and administrative expenses were $298,616 as compared to $314,887, a decrease of $16,271 or 5.2%. The decrease for the three and six months ended June 30, 2017, was due to lower exchange rates in the current period offset by variable expenses which increase as revenue increases.

Salaries, wages and payroll taxes were $181,870 and $170,981, for the three months ended June 30, 2017 and 2016, respectively, an increase of $10,889, or 6.4%. For the six months ended June 30, 2017, salaries, wages and payroll taxes were $334,594 as compared to $344,836, a decrease of $10,242, or 3.0%, for the same period in the prior year. For the three months ended June 30, 2017, the increase is attributable to an increase in compensation as a result of additional employees, offset by the decrease in the exchange rate. For the six months ended June 30, 2017, the decrease is related to changes in personnel from the prior year.

Stock based compensation was $600,000 for the three and six months ended June 30, 2017, as compared to $0 for the three and six months ended June 30, 2016. On May 26, 2017, the Company issued 5,000,000 options to Mr. Phipps, 3,750,000 options to Theresa Carlise and 20,000,000 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. All of the options are fully vested and have an exercise price of $0.01 per share and a term of 10 years.

Professional fees were $119,809 and $387,916 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $268,107, or 69.1%. For the six months ended June 30, 2017, professional fees were $268,655 as compared to $688,484, a decrease of $419,829 or 61.0% from the six months ended June 30, 2016. The decrease was primarily attributable to the Company’s decrease of investor relation fees from the same period in the prior year.

Depreciation and amortization expenses were $74,086 and $63,334 for the three months ended June 30, 2017 and 2016, respectively, an increase of $10,752 or 17.0%. For the six months ended June 30, 2017 depreciation and amortization expenses were $150,158 as compared to $146,156, an increase of $4,002, or 2.7% from the same period in the prior year. For the three and six months, the increase in depreciation is proportionately related to an increased in website development, which has a shorter useful life and an increase in computer equipment, respectively.

We expect our expenses in each of these areas to continue to increase during fiscal 2017 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other (income) expenses were $2,305,229 compared to $574,584 during the three months ended June 30, 2017 and 2016 respectively, an increase of $1,730,645. Our total other (income) expenses were $2,302,806 compared to $210,962 during the six months ended June 30, 2017 and 2016 respectively, an increase of $2,091,844. The increase is primarily attributable to the expense of $2,308,981 related to the Series J Preferred stock issuance, for price protection to certain Subscribers of Preferred Series F, Preferred Series G and Preferred Series H. The additional issuance for price protection, while expensed as other expense, also results as an increase to additional paid in capital.

Net Income (Loss)

We recorded net loss before income tax of $3,130,516, for the three months ended June 30, 2017 as compared to a net loss of $1,173,737, for the three months ended June 30, 2016. We recorded net loss before income tax of $3,360,273, for the six months ended June 30, 2017 as compared to a net loss of $1,113,791, for the six months ended June 30, 2016. The increase in net loss is a result of the factors as described above.

Comprehensive (Loss) Income

We recorded a gain for foreign currency translation adjustments for the three months ended June 30, 2017 and 2016, of $9,050 and $4,413, respectively. For the six months ended June 30, 2017, we recorded a gain of $14,642 and for the six months ended June 30, 2016, a loss of $2,375. The fluctuations of the increase/decrease are primarily attributed to the increase recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2017, we had a cash balance of $501,689. Our working capital is $322,092 at June 30, 2017.

Our current assets at June 30, 2017 increased by approximately 74.0% from December 31, 2016 and included cash, accounts receivable, unbilled revenue, inventory, prepaid and other current assets.

Our current liabilities at June 30, 2017 increased by 49.0% from December 31, 2016 and included our accounts payable, derivative liabilities, due to related party and deferred revenue and other liabilities in the ordinary course of our business.

Our recent sources of financing are discussed in more detail under “Recent Transactions,” above. Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products.

Operating Activities

Net cash flows used in by operating activities for the six months ended June 30, 2017 amounted to $100,631 and were primarily attributable to our net loss of $3,360,273, total amortization expense of $12,500, depreciation of $137,658, imputed interest of $436, stock based compensation of $600,000, preferred price based stock protection expense of $2,308,981, amortization of prepaid expense for stock based compensation for services of $80,582 offset by change in fair value of derivative liabilities of $1,237 and net change in assets and liabilities of $120,722, primarily attributable to an increase in accounts receivable of $115,846, increase in inventory of $92,303, increase in unbilled revenue of $33,989, decrease in prepaid expense of $10,000, increase in other current assets of $55,256, increase in accounts payable of $389,017 and an increase in deferred revenue of $19,099.

Net cash flows used in operating activities for the six months ended June 30, 2016 amounted to $705,892 and were primarily attributable to our net loss of $1,113,791, total amortization expense of $615,015, depreciation of $133,656, imputed interest of $471, issuance of common stock for prepaid services of $164,608 and offset by change in fair value of derivative liabilities of $424,846 and net change in asset and liabilities of $81,005, primarily attributable to an increase in accounts receivable of $63,198, increase in inventory of $38,004, decrease in unbilled revenue of $5,705, increase in prepaid expense of $1,237, decrease in other current assets of $1,047, increase in accounts payable of $31,342 and an decrease in deferred revenue of $16,662.

Investing Activities

Net cash flows used in investing activities were $16,964 and $30,654 for the six months ended June 30, 2017 and 2016, respectively. We purchased property and equipment of $16,964 during the six months ended June 30, 2017. We purchased property and equipment of $30,654 during the six months ended June 30, 2016.

Financing Activities

Net cash flows provided by (used in) financing activities were $492,981 and ($89,263) for the six months ended June 30, 2017 and 2016, respectively. Net cash flows provided by financing activities were $492,981 for the six months ended June 30, 2017 and were for proceeds from sale of preferred stock for $500,000 and amounts owed to a related party of $7,019. During the six months ended June 30, 2016, net cash used in financing activities were repayments of convertible notes payable of $100,834 and proceeds from related party payable of $11,571.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2017 closing rate at 1.30240 US$: GBP, average rate at 1.27779 US$: GBP and 1.25801 US$: GBP. For the three and six months ended June 30, 2016 closing rate at 1.3311 US$: GBP, average rate at 1.43544 US$: GBP and 1.43414 US$: GBP and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$ GBP.

Global Telesat Communications LTD, (GTCL) represents 70.6% of total company sales for the six months ended June 30, 2017 and as such, currency rate variances have an impact on results. For the six months ended June 30, 2017 the net effect on revenues were impacted by the differences in exchange rate from quarterly average exchange of 1.43414 to 1.25801. Had the yearly average rate remained, sales for the six months would have been higher by $290,606. GTCL comparable sales in GBP, its home currency, increased 31.3% or £412,574, from £1,237,379 to £1,649,954, for the six months ended June 30, 2017 as compared to June 30, 2016.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2017, and the results of operations and cash flows for the six months ended June 30, 2017 have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of June 30, 2017, and December 31, 2016, there is an allowance for doubtful accounts of $415 and $6,720.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2017 closing rate at 1.30240 US$: GBP, average rate at 1.27779 US$: GBP and 1.25801 US$: GBP. For the three and six months ended June 30, 2016 closing rate at 1.3311 US$: GBP, average rate at 1.43544 US$: GBP and 1.43414 US$: GBP and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$ GBP.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2017 and December 31, 2016, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to June 30, 2017:

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2016	$614,035	$4,356	$618,391

Change in fair value included in earnings	(422,974)	(3,119)	(426,093)
Net effect on additional paid in capital	(191,062)	-	(191,062)
Balance at December 31, 2016	$-	$1,237	$1,237
Change in fair value included in earnings	-	(1,237)	(1,237)
Balance at June 30, 2017	$-	$-	$-

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

With respect to the six months ending June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal quarter ended June 30, 2017, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the quarter ended June 30, 2017, that were not otherwise disclosed by us in a Current Report on Form 8-K.

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

Dated: August 14, 2017	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

