Form 10-Q
period 2017-09-30
Orbital Tracking Corp.
filed 2017-11-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant’s Common Stock outstanding as of November 14, 2017 was 74,977,104.

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2017 and for comparable periods in the prior year are included below. The condensed consolidated financial statements should be read in conjunction with the notes to condensed consolidated financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$268,216	$114,733
Accounts receivable, net	508,256	96,758
Inventory	397,988	335,267
Unbilled revenue	65,690	54,344
Prepaid expenses	151,102	171,164
Other current assets	59,668	29,841
Total current assets	1,450,920	802,107

Property and equipment, net	1,796,517	1,978,338
Intangible assets, net	231,250	250,000

Total assets	$3,478,687	$3,030,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$982,128	$536,906
Deferred revenue	126,735	2,624
Related party payable	67,891	67,453
Derivative liabilities – current portion	-	1,237
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,289,151	720,617

Total Liabilities	-	720,617

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 6,666 and 6,666 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 3,540,365 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	354	354
Series D ($0.0001 par value; 5,000,000 shares authorized, 3,008,984 and 3,428,984 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	301	343
Series E ($0.0001 par value; 8,746,000 shares authorized, 7,002,877 and 7,929,651 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	700	793
Series F ($0.0001 par value; 1,100,000 shares authorized, 1,099,998 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	110	110
Series G ($0.0001 par value; 10,090,000 shares authorized, 10,083,351 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	1,008	1,008
Series H ($0.0001 par value; 200,000 shares authorized, 87,500 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	9	9
Series I ($0.0001 par value; 114,944 shares authorized, 92,944 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	9	9
Series J ($0.0001 par value; 125,000 shares authorized, 54,669 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	5
Series K ($0.0001 par value; 1,250,000 shares authorized, 1,166,652 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	117
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 74,977,104 and 57,309,364 outstanding as of September 30, 2017 and December 31, 2016, respectively	7,498	5,731
Additional paid-in capital	10,390,184	6,935,817
Accumulated (deficit)	(8,210,745)	(4,601,406)
Accumulated other comprehensive loss	(15)	(32,941)
Total stockholder equity	2,189,536	2,309,828

Total liabilities and stockholders’ equity	$3,478,687	$3,030,445

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
Net sales	$1,588,466	$1,299,373	$4,547,491	$3,783,230

Cost of sales	1,240,654	1,035,278	3,589,537	2,935,631

Gross profit	347,812	264,095	957,954	847,599

Operating expenses:
Selling and general administrative	158,312	150,024	456,935	456,881
Salaries, wages and payroll taxes	178,762	158,720	513,349	503,556
Stock based compensation	-	-	600,000	-
Professional fees	163,754	192,834	432,320	881,318
Depreciation and amortization	74,143	70,219	224,319	216,375
Total operating expenses	574,971	571,797	2,226,923	2,058,130

(Loss) before other expenses and income taxes	(227,159)	(307,702)	(1,268,969)	(1,210,531)

Other (income) expense
Change in fair value of derivative instruments, net	-	(944)	(1,237)	(425,790)
Interest expense	10	441	446	603,427
Other expense – Subscription Holders Preferred	-	-	2,308,981
Foreign currency exchange rate variance	38,530	31,473	32,180	64,295
Total other expense	38,540	30,970	2,340,370	241,932

Net loss	$(265,699)	$(338,672)	$(3,609,339)	$(1,452,463)

Comprehensive Loss:
Net loss	(265,699)	(338,672)	(3,609,339)	(1,452,463)
Foreign currency translation adjustments	18,485	19,888	32,926	17,513
Comprehensive loss	(247,214)	(318,874)	(3,576,413)	(1,434,950)

NET INCOME LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding - basic	72,669,412	39,545,787	44,087,590	29,272,457
Weighted number of common shares outstanding - diluted	72,669,412	39,545,787	44,087,590	29,272,457
Basic net (loss) per share	$(0.00)	$(0.01)	$(0.08)	$(0.05)
Diluted net (loss) per share	$(0.00)	$(0.01)	$(0.08)	$(0.05)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

(Unaudited)

	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,609,339)	$(1,452,463)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	(1,237)	(425,790)
Depreciation expense	205,569	197,625
Amortization of intangible asset	18,750	18,750
Preferred stock-based price protection expense	2,308,981	-
Amortization of notes payable discount	-	602,515
Stock based compensation	600,000	-
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	121,096	164,608
Imputed interest	446	912
Change in operating assets and liabilities:
Accounts receivable	(411,498)	(28,139)
Inventory	(62,721)	(99,202)
Unbilled revenue	(11,346)	17,415
Prepaid expense	(101,034)	115,359
Other current assets	(29,827)	(1,909)
Accounts payable and accrued liabilities	491,916	131,321
Deferred revenue	124,111	(13,937)
Net (used in) operating activities	(356,133)	(772,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,676)	(34,967)
Net (cash used) in investing activities	(20,676)	(34,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of convertible notes payable		(100,834)
Proceeds from sale of preferred stock	500,000	-
Proceeds (repayments) of note payable, related party, net	438	57,807
Net cash provided by (used in) financing activities	500,438	(43,027)

Effect of exchange rate on cash	29,854	5,849

Net increase (decrease) in cash	153,482	(845,081)
Cash beginning of period	114,733	963,329
Cash end of period	$268,216	$118,248

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$3,898

NON CASH FINANCE AND INVESTING ACTIVITY
Common stock issued for prepaid services	$-	$100,000
Preferred stock issued for accounts payable	$46,694	$22,500
Preferred stock issued for conversion of debt	$-	$650,670

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of operations and cash flows for the nine and three months ended September 30, 2017 have been included. The results of operations for the nine and three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2017, and December 31, 2016, there is an allowance for doubtful accounts of $427 and $6,720.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2017 closing rate at 1.3399 US$: GBP, average rate at 1.30842 US$: GBP and 1.27500 US$: GBP. For the three and nine months ended September 30, 2016 closing rate at 1.29820 US$: GBP, average rate at 1.31320 US$: GBP and 1.39353 US$: GBP and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$ GBP.

Global Telesat Communications LTD, (GTCL) represents 67.4% of total company sales for the nine months ended September 30, 2017 and as such, currency rate variances have an impact on results. For the nine months ended September 30, 2017 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.39353 to 1.27500. Had the yearly average rate remained, sales for the nine months would have been higher by $287,576. GTCL comparable sales in GBP, its home currency, increased 21% or £425,714, from £2,000,471 to £2,426,185, for the nine months ended September 30, 2017 as compared to September 30, 2016.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2017 and December 31, 2016, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2017 to September 30, 2017:

	Conversion Feature Derivative Liability	Warrant Liability	Total
Balance at January 1, 2017	$-	$1,237	$1,237
Change in fair value included in earnings	-	(1,237)	(1,237)
Balance September 30, 2017	$-	$-	$-

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

Earnings per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. For the three months and nine months ended September 30, 2017 and September 30, 2016, respectively, the Company had net loss, therefore all dilutive securities are excluded.

The following are dilutive common stock equivalents during the period ended:

	September 30, 2017	September 30, 2016
Convertible preferred stock	366,207,379	209,416,215
Stock options	42,850,000	2,850,000
Stock warrants	-	5,000
Total	409,057,379	212,271,215

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2017, the Company had an accumulated deficit of approximately $8,210,745, working capital of approximately $161,768 and net loss of approximately $3,609,339 during the nine months ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The unaudited condensed consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2017, there were 50,000,000 shares of Preferred Stock authorized.

As of September 30, 2017, there were 20,000 shares of Series A Convertible Preferred Stock authorized and 0 shares issued and outstanding, due to the conversion of 20,000 shares of Series A into 20,000 shares of common stock.

As of September 30, 2017, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 6,666 shares issued and outstanding.

As of September 30, 2017, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 3,540,365 shares issued and outstanding.

As of September 30, 2017, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 3,008,984 shares issued and outstanding.

As of September 30, 2017, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 7,002,877 shares issued and outstanding.

As of September 30, 2017, there were 1,100,000 shares of Series F shares authorized and 1,099,998 shares issued and outstanding.

As of September 30, 2017, there were 10,090,000 shares of Series G shares authorized and 10,083,351 shares issued and outstanding.

As of September 30, 2017, there were 200,000 shares of Series H shares authorized and 87,500 shares issued and outstanding.

As of September 30, 2017, there were 114,944 shares of Series I shares authorized and 92,944 shares issued and outstanding.

As of September 30, 2017, there were 125,000 shares of Series J shares authorized and 54,669 issued and outstanding.

As of September 30, 2017, there were 1,250,000 shares of Series K shares authorized and 1,166,652 issued and outstanding

Common Stock

As of September 30, 2017, there were 750,000,000 shares of Common Stock authorized and 74,977,104 shares issued and outstanding.

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

On September 27, 2017, the Company issued an aggregate of 2,000,000 shares of common stock upon the conversion of 200,000 shares of Series E Convertible Preferred Stock.

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

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 500,000 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 500,000 options were valued on the grant date at approximately $1.30 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended September 30, 2017 and for the year ended December 31, 2016 of $0 and $0, respectively.

Also on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 200,000 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $0.05 per share, were fully vested on the date of grant and shall expire in December 2025. The 200,000 options were valued on the grant date at approximately $1.30 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock based compensation for the three months ended September 30, 2017 and for the year ended December 31, 2016 of $0 and $0, respectively.

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

On May 26, 2017, the Company issued 5,000,000 options to Mr. Phipps, 3,750,000 options to Theresa Carlise, 1,250,000 options to Hector Delgado, its Director and 20,000,000 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $0.01 per share, vest immediately, and have a term of ten years. The 30,000,000 options were valued on the grant date at approximately $0.02 per option or a total of $600,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.02 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, the Company recorded stock based compensation for the nine months ended September 30, 2017 of $600,000, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2017	12,850,000	$0.02	9.10
Granted	30,000,000	0.01	9.65
Exercised	—	—	—
Forfeited	—	—	—
Cancelled		—	—
Balance outstanding and exercisable at September 30, 2017	42,850,000	$0.01	9.26

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2017	5,000	$4.50	0.35
Granted	—	—	—
Exercised	—	—	—
Forfeited (expired May 19, 2017)	5,000	4.50	—
Cancelled	—	—	—
Balance outstanding at September 30, 2017	—	$—	—

NOTE 5 – PREPAID STOCK BASED COMPENSATION

Prepaid expenses amounted to $151,102 at September 30, 2017 and $171,164 at December 31, 2016. Prepaid expenses include prepayments in cash for professional fees and prepayments made with equity instruments which are being amortized over the terms of their respective agreements. Amortization of the prepaid expense is included in professional fees. For the nine months ended September 30, 2017 and 2016, amortization expense was $121,096 and $173,009, respectively. The current portion consists primarily of costs paid for future services which will occur within a year.

NOTE 6 – INTANGIBLE ASSETS

On February 19, 2015, the Company purchased an intangible asset valued at $250,000 for 1,000,000 shares of common stock. Amortization of customer contracts will be included in general and administrative expenses. The Company began amortizing the customer contracts in January 2015. Amortization expense for the three and nine months ended September 30, 2017 and 2016 was $6,250 and $6,250, respectively, and $18,750 and $18,750, respectively. Future amortization of intangible assets is as follows:

2017	6,250
2018	25,000
2019	25,000
2020	25,000
2021 and thereafter	100,000
Total	$181,250

On February 19, 2015, the Company issued 1,000,000 of its common stock, par value $0.0001, at $0.05 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Office furniture and fixtures	$98,115	$90,729
Computer equipment	42,180	29,066
Appliques	2,160,096	2,160,096
Website development	114,985	100,436

Less accumulated depreciation	(618,859)	(401,989)

Total	$1,796,517	$1,978,338

Depreciation expense was $67,893 and $205,569 for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016 depreciation expense was $63,969 and $197,625, respectively.

NOTE 8 - INVENTORIES

At September 30, 2017 and December 31, 2016, inventories consisted of the following:

	September 30, 2017	December 31, 2016
Finished goods	$397,988	$335,267
Less reserve for obsolete inventory	-	-
Total	$397,988	$335,267

For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company did not make any change for reserve for obsolete inventory.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2016. On February 19, 2016, the note was extended an additional year to February 19, 2017 and on January 9, 2017 the note was extended another additional year to February 19, 2018. The balance of the related party note payable was $15,004 as of September 30, 2017. The accounts payable due to related party includes advances for inventory due to David Phipps of $52,887. Total payments due to David Phipps as of September 30, 2017 and December 31, 2016 are $67,891 and $67,453, respectively.

Also, as part of the Share Exchange Agreement entered into on February 19, 2015, Mr. Phipps received a payment of $25,000 as compensation for transition services that he provided.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaled $50,406 for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, the Company employed two individuals who were related to Mr. Phipps of which earned gross wages of $45,164.

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

On March 3, 2016, the Company entered into a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016. Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President, and receive an annual base salary equal to the sum of $144,000 and £48,000, or $61,200 at the yearly conversion rate of 1.27500. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. Also on March 3, 2016 and effective January 1, 2016, the Company’s wholly owned subsidiary Orbital Satcom Corp. and Mr. Phipps, terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000. The other terms of this agreement with the Company are identical to the terms of Mr. Phipps’ employment agreement with Orbital Satcom described above.

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

The Notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company recorded amortization for the discount to the Notes of $0 and $602,515 at September 30, 2017 and December 31, 2016. As of September 30, 2017, and December 31, 2016, the Company has an unamortized discount balance of $0. The Company has recognized derivative liabilities of $0 at September 30, 2017 and December 31, 2016, respectively. The gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $422,974 for the year ended December 31, 2016. The Company has recognized derivative liabilities for related warrants of $0 and $1,237 at September 30, 2017 and December 31, 2016, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $1,237 and $3,119 for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. On May 19, 2017, the related warrant expired.

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2016	$614,035	$4,356	$618,391

Change in fair value included in earnings	(422,974)	(3,119)	(426,093)
Net effect on additional paid in capital	(191,061)	-	(191,061)
Balance at December 31, 2016	$-	$1,237	$1,237
Change in fair value included in earnings	-	(1,237)	(1,237)
Balance at September 30, 2017	$-	$-	$-

NOTE 12 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the three months ended September 30, 2017 and 2016.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended September 30, 2017 and 2016.

	September 30, 2017		September 30, 2016

Cygnus Telecom	$357,846	9.7%	$383,922	13.6%
Delorme	$204,253	5.5%	$299,113	10.6%
Globalstar Europe	$489,026	13.3%	$412,621	14.6%
Network Innovations	$1,468,253	39.8%	$1,139,080	40.4%

NOTE 13 - SUBSEQUENT EVENTS

On November 3, 2017, we held a special meeting of our shareholders in Miami, Florida. At the special meeting, our shareholders voted to approve a reverse split of our common stock at a ratio of not less than 1 for 300 and not more than 1 for 800, within the discretion of the Board of Directors, at any time prior to December 31, 2017. 61,517,335 votes, or 61.78% of the shareholder voting power, voted to approve the proposal. 16,123,364 votes were cast against the proposal, with 482,540 votes abstaining.

The date of the reverse split, as well as the specific split ratio, will be announced when determined and approved by our Board of Directors.

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

Reverse Stock Split

On November 3, 2017, we held a special meeting of our shareholders in Miami, Florida. At the special meeting, our shareholders voted to approve a reverse split of our common stock at a ratio of not less than 1 for 300 and not more than 1 for 800, within the discretion of the Board of Directors, at any time prior to December 31, 2017. 61,517,335 votes, or 61.78% of the shareholder voting power, voted to approve the proposal. 16,123,364 votes were cast against the proposal, with 482,540 votes abstaining.

The date of the reverse split, as well as the specific split ratio, will be announced when determined and approved by our Board of Directors.

Results of Operations for the Three and Nine Months Ended September 30, 2017 compared to the Three and Nine Months Ended September 30, 2016

Revenue. Sales for the three and nine months ended September 30, 2017 consisted primarily of sales of satellite phones, accessories and airtime plans. For the three months ended September 30, 2017, revenues generated were approximately $1,588,466 compared to approximately $1,299,373 of revenues for the three months ended September 30, 2016, an increase in total revenues of $289,093 or 22.3%. Sales for the nine months ended September 30, 2017 were $4,547,491 compared to approximately $3,783,230 of revenues during the nine months ended September 30, 2016, a $764,261 increase in total revenues or 20.2%. The Company attributes the increases in revenue to an increase in recurring revenue related customer and the introduction of new product lines, offset by exchange rate variances as described above.

Cost of Sales. During the three months ended September 30, 2017, cost of revenues increased to $1,240,654 compared to $1,035,278 for the three months ended September 30, 2016, an increase of $205,376 or 19.8%. For the nine months ended September 30, 2017, cost of revenues increased to $3,589,537 compared to $2,935,631 for the nine months ended September 30, 2016, an increase of $653,906 or 22.3%. Gross profit margins during the three months ended September 30, 2017 were 21.9% as compared to 20.3% for the comparable period in the prior year. During the nine months ended September 30, 2017, gross profit margins were 21.1% as compared to 22.4%. We expect our cost of revenues to continue to increase during fiscal 2017 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross margins reacted negatively with the devaluation of GBP against US$ following the BREXIT vote and in order to remain competitive we had to maintain product pricing. In addition, we attracted new reseller customers who buy in larger quantities at lower margins.

Operating Expenses. Total operating expenses for the three months ended September 30, 2017 were $574,971, an increase of $3,174, or 0.6%, from total operating expenses for the three months ended September 30, 2016 of $571,797. For the nine months ended September 30, 2017 total operating expenses were $2,226,923, as compared to $2,058,131, for the same period in 2016, an increase of $168,792 or 8.2%. Factors contributing to the increase are described below.

Selling, general and administrative expenses were $158,312 and $150,024 for the three months ended September 30, 2017 and 2016, respectively, an increase of $8,288 or 5.5%. For the nine months ended September 30, 2017, selling, general and administrative expenses were $456,935 as compared to $456,881, an increase of $54 or 0.01%. The increase for the three and nine months ended September 30, 2017, was due to lower exchange rates in the current period offset by variable expenses which increase as revenue increases.

Salaries, wages and payroll taxes were $178,762 and $158,720, for the three months ended September 30, 2017 and 2016, respectively, an increase of $20,042, or 12.6%. For the nine months ended September 30, 2017, salaries, wages and payroll taxes were $513,349 as compared to $503,556, an increase of $9,793, or 1.9%, for the same period in the prior year. For the three and nine months ended September 30, 2017, the increase is attributable to an increase in compensation as a result of additional employees, offset by the decrease in the exchange rate.

Stock based compensation was $0 and $600,000 for the three and nine months ended September 30, 2017, as compared to $0 for the three and nine months ended September 30, 2016. On May 26, 2017, the Company issued 5,000,000 options to Mr. Phipps, 3,750,000 options to Theresa Carlise and 20,000,000 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. All of the options are fully vested and have an exercise price of $0.01 per share and a term of 10 years.

Professional fees were $163,754 and $192,834 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $29,080, or 15.1%. For the nine months ended September 30, 2017, professional fees were $432,320 as compared to $881,318, a decrease of $448,998 or 51.0% from the nine months ended September 30, 2016. The decrease was primarily attributable to the Company’s decrease of investor relation fees from the same period in the prior year.

Depreciation and amortization expenses were $74,143 and $70,219 for the three months ended September 30, 2017 and 2016, respectively, an increase of $3,924 or 5.6%. For the nine months ended September 30, 2017 depreciation and amortization expenses were $224,319 as compared to $216,375, an increase of $7,944, or 3.7% from the same period in the prior year. For the three and nine months, the increase in depreciation is proportionately related to an increased in website development, which has a shorter useful life and an increase in computer equipment, respectively.

We expect our expenses in each of these areas to continue to increase during fiscal 2017 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other (income) expenses were $38,540 compared to $30,970 during the three months ended September 30, 2017 and 2016 respectively, an increase of $7,570. Our total other (income) expenses were $2,340,370 compared to $241,932 during the nine months ended September 30, 2017 and 2016 respectively, an increase of $2,098,438. The increase is primarily attributable to the expense of $2,308,981 related to the Series J Preferred stock issuance, for price protection to certain Subscribers of Preferred Series F, Preferred Series G and Preferred Series H. The additional issuance for price protection, while expensed as other expense, also results as an increase to additional paid in capital.

Net Income (Loss)

We recorded net loss before income tax of $265,699, for the three months ended September 30, 2017 as compared to a net loss of $338,672, for the three months ended September 30, 2016. We recorded net loss before income tax of $3,609,339, for the nine months ended September 30, 2017 as compared to a net loss of $1,452,463, for the nine months ended September 30, 2016. The increase in net loss is a result of the factors as described above.

Comprehensive (Loss) Income

We recorded a gain for foreign currency translation adjustments for the three months ended September 30, 2017 and 2016, of $18,485 and $19,888, respectively. For the nine months ended September 30, 2017 and 2016, we recorded a gain of $32,926 and $17,513, respectively. The fluctuations of the increase are primarily attributed to the increase recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2017, we had a cash balance of $268,216. Our working capital is $161,769 at September 30, 2017.

Our current assets at September 30, 2017 increased by approximately 80.9% from December 31, 2016 and included cash, accounts receivable, unbilled revenue, inventory, prepaid and other current assets.

Our current liabilities at September 30, 2017 increased by 78.9% from December 31, 2016 and included our accounts payable, derivative liabilities, due to related party and deferred revenue and other liabilities in the ordinary course of our business.

Our recent sources of financing are discussed in more detail under “Recent Transactions,” above. Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products.

Operating Activities

Net cash flows used in by operating activities for the nine months ended September 30, 2017 amounted to $356,133 and were primarily attributable to our net loss of $3,609,339, total amortization expense of $18,750, depreciation of $205,569, imputed interest of $446, stock based compensation of $600,000, preferred price based stock protection expense of $2,308,981, amortization of prepaid expense for stock based compensation for services of $121,096 offset by change in fair value of derivative liabilities of $1,237 and net change in assets and liabilities of $399, primarily attributable to an increase in accounts receivable of $411,498, increase in inventory of $62,721, increase in unbilled revenue of $11,346, an increase in prepaid expense of $101,034, increase in other current assets of $29,827, increase in accounts payable of $491,916 and an increase in deferred revenue of $124,111.

Net cash flows used in operating activities for the nine months ended September 30, 2016 amounted to $772,935 and were primarily attributable to our net loss of $1,452,463, amortization expense of $18,750, amortization of dept discount $602,515, depreciation of $197,625, imputed interest of $912, issuance of common stock for prepaid services of $164,608 and offset by change in fair value of derivative liabilities of $425,790 and net change in asset and liabilities of $120,908, primarily attributable to an increase in accounts receivable of $28,139, increase in inventory of $99,202, decrease in unbilled revenue of $17,415, decrease in prepaid expense of $115,359, increase in other current assets of $1,909, increase in accounts payable of $131,321 and an decrease in deferred revenue of $13,937.

Investing Activities

Net cash flows used in investing activities were $20,676 and $34,967 for the nine months ended September 30, 2017 and 2016, respectively. We purchased property and equipment of $20,676 during the nine months ended September 30, 2017. We purchased property and equipment of $34,967 during the nine months ended September 30, 2016.

Financing Activities

Net cash flows provided by (used in) financing activities were $500,438 and ($43,027) for the nine months ended September 30, 2017 and 2016, respectively. Net cash flows provided by financing activities were $500,438 for the nine months ended September 30, 2017 and were for proceeds from sale of preferred stock for $500,000 and proceeds from to a related party of $438. Net cash used in financing activities were repayments of convertible notes payable of $100,834 and proceeds from related party payable of $57,807, respectively

Off-Balance Sheet Arrangements

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2017 closing rate at 1.30240 US$: GBP, average rate at 1.27779 US$: GBP and 1.25801 US$: GBP. For the three and nine months ended September 30, 2016 closing rate at 1.3311 US$: GBP, average rate at 1.43544 US$: GBP and 1.43414 US$: GBP and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$ GBP.

Global Telesat Communications LTD, (GTCL) represents 67.4% of total company sales for the nine months ended September 30, 2017 and as such, currency rate variances have an impact on results. For the nine months ended September 30, 2017 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.39353 to 1.27500. Had the yearly average rate remained, sales for the nine months would have been higher by $287,576. GTCL comparable sales in GBP, its home currency, increased 21% or £425,714, from £2,000,471 to £2,426,185, for the nine months ended September 30, 2017 as compared to September 30, 2016.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of operations and cash flows for the nine months ended September 30, 2017 have been included. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of September 30, 2017, and December 31, 2016, there is an allowance for doubtful accounts of $427 and $6,720.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2017 closing rate at 1.3399 US$: GBP, average rate at 1.30842 US$: GBP and 1.27500 US$: GBP. For the three and nine months ended September 30, 2016 closing rate at 1.29820 US$: GBP, average rate at 1.31320 US$: GBP and 1.39353 US$: GBP and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$ GBP.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2017 and December 31, 2016, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to September 30, 2017:

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2016	$614,035	$4,356	$618,391

Change in fair value included in earnings	(422,974)	(3,119)	(426,093)
Net effect on additional paid in capital	(191,061)	-	(191,061)
Balance at December 31, 2016	$-	$1,237	$1,237
Change in fair value included in earnings	-	(1,237)	(1,237)
Balance at September 30, 2017	$-	$-	$-

The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

Share-Based Payments

Compensation cost relating to share based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

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

With respect to the nine months ending September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal quarter ended September 30, 2017, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the quarter ended September 30, 2017, that were not otherwise disclosed by us in a Current Report on Form 8-K.

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

Dated: November 14, 2017	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

