Form 10-K
period 2017-12-31
Orbital Tracking Corp.
filed 2018-04-02
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed first fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date was approximately $3,015,704. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2018 (post-split 1:150)
Common Stock, $0.0001 par value	936,519

ORBITAL TRACKING CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2017

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

For accounting purposes, this transaction was accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with GTCL considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Company was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTCL and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

On February 28, 2018, a majority of our shareholders gave their written consent approving a reverse split of our common stock at a ratio of 1 for 150. Effective March 8, 2018, our trading symbol will be changed to “TRKKD” for a period of twenty business days, after which it will revert to “TRKK.” As a result of the reverse split, our common stock will have the following new CUSIP number: 68558X209. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

Our Current Business

The Company is a distributor, developer and reseller of satellite enabled communications hardware and provides products, airtime and related services to customers located both in the United States and internationally through its subsidiaries, US based Orbital Satcom Corp. (“Orbital Satcom”) and UK based GTCL. We sell equipment and airtime for use on all major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya. We specialize in offering a range of satellite enabled personal and asset tracking products and provide an advanced mapping portal for customers using our range of GSM and satellite-based GPS tracking devices. Additionally, we operate a short-term rental service for customers who require use of our equipment for a limited time without the up-front expense of purchasing hardware.

Our acquisition of GTCL in February 2015 expanded our global satellite-based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts which entitle us to transmit GPS tracking coordinates and other information at preferential rates through one of the world’s largest commercial satellite networks.

We now have a physical presence in the U.K and Miami, as well as our online storefront presence in more than 10 countries and have in excess of 25,000 customers located in more than 125 countries across every continent in the world. Our customers include businesses, U.S. and foreign governments, non-governmental and charitable organizations, military users, resellers and private individuals located all over the world.

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

Our MSS products rely on satellite networks for voice, data and tracking connectivity and thus are not reliant on cell towers or other local infrastructure. As a result, our MSS solutions are suitable for recreational travelers and adventurers, government and military users, and corporations and individuals wishing to communicate from remote locations, or in the event of an emergency such as a power outage, hurricane or other natural disaster during which regular cell phone, telephone and internet service may not be available. We purchase these products directly from the manufacturers or distribution partners and sell them directly to end users and a growing base of resellers that we have around the world.

Our principal focus is on growing our existing satellite-based hardware, airtime and related services, specifically services attracting recurring revenue for the Company. Additionally, we have been developing our own dual mode tracking device for use by retail, corporate and governmental customers worldwide, however its development has been slow due to lack of sufficient funding.

Satellite Communications Services

As a result of the purchase of contracts and assets from Global Telesat Corp. (“GTC”) in December 2014, we commenced providing satellite communications services globally via satellite over Globalstar’s satellite based simplex data network. We provide this service through our Orbital Satcom and GTC subsidiaries. Our rights under the purchased contracts allow us to have preferred pricing arrangements with Globalstar for each account used during the term of contracts. We then offer our customers a range of prepaid and monthly fee satellite communications airtime options.

The simplex service is a one-way burst data transmission from a commercial simplex device over the Globalstar network that can be used to track and monitor assets. We can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. At the heart of the simplex service is a demodulator and RF interface, called an applique, which is located at a Globalstar gateway. The gateways equipped with appliques, many of which are owned by us, provide coverage for simplex tracking devices over vast areas of the globe. The applique receives and collates messages from all simplex tracking devices transmitting over the Globalstar network. Simplex tracking devices consist of a telemetry unit, an application specific sensor, a battery and optional global positioning functionality. The small size of the devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security together with lone worker or recreational user safety.

Aside from providing services over Globalstar’s simplex data network, we are, through GTCL and Orbital Satcom, an authorized reseller of Globalstar’s two-way voice and data transmissions service, called the duplex service, and simplex and duplex satellite telecommunications services offered by other leading networks such as Iridium, Inmarsat and Thuraya. We offer a range of prepaid and monthly contract satellite communications airtime options from these network providers. We typically pay the network providers a monthly access fee per subscriber, as well as usage fees for airtime minutes used by our subscribers. This is a rapidly growing market and we believe we are well positioned to take advantage of this growth. Our customers are in industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities as well as recreational users. We are focused on growing and diversifying our customer base, increasing our product range and making maximum use of our preferred pricing arrangements with Globalstar, which are long term contracts that currently generate approximately 5% of our annual revenue.

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

In addition to our two main e-commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third-party e-commerce storefronts offered by Amazon, eBay and Walmart. We currently have storefronts in the UK, US, Germany, France, Spain, Italy, Mexico, Japan Canada and Australia. We have invested in personnel to translate our listings correctly in the different countries we are represented in and are regularly improving and increasing our listings on all Amazon sites. We currently have more than 2,000 separate product listings on all third-party sites and invest in inventory to hold at Amazon’s various warehouses around the world to ensure that orders are shipped and received by customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high-speed broadband terminals, and satellite Wi-Fi hotspots.

Mapping and Tracking Portal

Our advanced mapping and tracking portals, www.orbitaltrack.com offered by Orbital Satcom, and www.gtctrack.com offered by GTCL, are available for use by registered customers who pay a monthly subscription to access them. OrbitalTrack and GTCTrack display real-time worldwide asset location reports including position, speed, altitude and heading and also provides past location and movement history reports on a wide range of tracking devices. These mapping portals are available to all of our customers to monitor their assets and we intend to aggressively pursue new customers for this application.

Proprietary Satellite Tracking Products

We are hoping to continue development of our first own brand global tracking product, a dual-mode asset tracker, of which we hope to make available in the marketplace in 2019, subject to sufficient capital raising and following final testing and receipt of necessary regulatory and compatibility certifications. The Company’s dual-mode asset tracker is designed to address the current technical and service cost challenges facing the global Asset Management Systems market. The first product designed and developed by the Company, the dual-mode tracker utilizes both cellular and satellite technology to provide truly global tracking, automatically switching between the cellular and satellite links making it an ideal solution for use in both populated and remote areas, including trans-oceanic routes. For commercial users in transportation, shipping, logistics, fleet management and construction, it features detailing reporting alerts, status and GPS location data allowing cargo and vehicles to be tracked nearly anywhere in the world while lowering operating costs by utilizing cellular when available and satellite in remote areas, optimizing roaming charges and delivering significant cost savings, by easily locating lost or stolen assets.

We anticipate that we will be able to finalize development and certification of the new dual-mode tracker for approximately $50,000 to $75,000 and believe there is strong customer demand based on existing customer requests.

We also intend to develop additional personal and asset tracking products suitable for government and recreational users. Users of these devices will be able to see the location and movements of their devices through our OrbitalTrack or GTCTrack portals. Anticipated costs for completion are approximately $75,000 to $100,000. These products may operate on the Iridium, Inmarsat, Globalstar or Thuraya satellite networks.

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

There is an existing, and we believe significantly growing, multi-billion-dollar global market for a small and cost effective solution for receiving and processing mobile voice and data communications from remote locations used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. Over the past two decades, the global mobile satellite services market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the devices, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. We believe our solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities, as well as recreational users. We do not tailor our products and services to different types of customers as in our experience military, non-profit, government and recreational users tend to purchase the same types of products and services.

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

Intellectual Property

Our success and ability to compete depends in part on our ability to maintain our trade secrets. All of our employees and consultants are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. In connection with the purchase of the contracts from GTC and related agreements, GTC and its parent World Surveillance Group, Inc. agreed to keep confidential certain information. In February 2015, we purchased certain software, including electronic files required for the development of dual mode trackers. On October 13, 2015, we purchased appliques, which are demodulator and RF interfaces located at various ground stations for gateways.

Research and Development

On February 19, 2015, the Company issued 1,000,000 shares of common stock (6,667 post-split shares of common stock), at $0.05 per share ($7.50 per share post-split), or $50,000, to a consultant as compensation for the design and delivery of dual mode GSM/Globalstar Simplex tracking devices and related hardware and intellectual property. For the fiscal years ending December 31, 2017 and December 31, 2016 there were no expenditures on research and development.

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

Employees

We currently have nine full time and one part time employee, not including David Phipps, our Chief Executive Officer and President, and Theresa Carlise, our Chief Financial Officer. Mr. Phipps and Ms. Carlise work for us full time.

Item 1A. Risk Factors

Risks Related to Our Business

We have a history of net losses and we are uncertain about our future profitability.

We have incurred significant net losses since our inception. For the years ended December 31, 2017, 2016 and 2015, we have incurred net losses of $3.9 million, $2.6 million in 2016 and $2.1 million, respectively. As of December 31, 2017, we had an accumulated deficit of $8,540,715. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products.

If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would significantly reduce the value of our common stock.

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2017 and December 31, 2016 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. At December 31, 2017, we had an accumulated deficit of $8,540,715 and negative working capital of $122,634, and a net loss of $3,939,309 during the year ended December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our common stock might lose their entire investment.

We plan to attempt to raise additional equity capital through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Our dependence on key suppliers puts us at risk of interruptions in the availability of our products, which could reduce our revenue and adversely affect our results of operations. In addition, increases in prices for components used in our products could adversely affect our results of operations.

We require the timely delivery of sufficient amounts of materials and components, some of which are custom made, to manufacture our products. For reasons of quality assurance, cost effectiveness or availability, we procure certain materials and components from a single or limited number of suppliers. We generally acquire such materials and components through purchase orders placed in the ordinary course of business, and as a result we may not have a significant inventory of these materials and components and generally do not have any guaranteed or contractual supply arrangements with many of these suppliers. Our reliance on these supplier’s subjects us to risks that could harm our business, including, but not limited to, difficulty locating and qualifying alternative suppliers.

Our dependence on third-party suppliers involves several other risks, including limited control over pricing, availability, quality and delivery schedules. Suppliers of materials and components may decide, or be required, for reasons beyond our control, to cease supplying materials and components to us or to raise their prices. Shortages of materials, quality control problems, production capacity constraints or delays by our suppliers could negatively affect our ability to meet our production requirements and result in increased prices for affected materials or components. We may also face delays, yield issues and quality control problems if we are required to locate and secure new sources of supply. While we have not experienced any to date, any material shortage, constraint or delay may result in delays in shipments of our products, which could materially adversely affect our results of operations. Increases in prices for materials and components used in our products could also materially adversely affect our results of operations.

We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2017, we had cash on hand of $233,326. If cash on hand and cash generated from operations are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financings. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

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

We do not believe that we infringe the proprietary rights of any third party but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The decision by British voters to exit the European Union may negatively impact our operations.

The June 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. As the U.K. negotiates its exit from the European Union, volatility in exchange rates and in U.K. interest rates may continue. In the near term, a weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations to be translated into fewer U.S. dollars; a weaker British pound compared to other currencies increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations; and a higher U.K. interest rate may have a dampening effect on the U.K. economy. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

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

Our sales may be impacted should there be a disruption of service to our Amazon online storefronts

The Company’s Amazon online marketplaces represented approximately 35.8% and 40.9% of total sales for the years ended December 31, 2017 and 2016, respectively and we anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Should there be a disruption of Amazon services this may impact our sales adversely.

We are heavily reliant on David Phipps, our Chairman and Chief Executive Officer, and the departure or loss of David Phipps could disrupt our business.

The Company depends heavily on the continued efforts of David Phipps, Chairman, Chief Executive Officer and a director. Mr. Phipps is the founder of GTCL and is essential to the Company’s strategic vision and day-to-day operations and would be difficult to replace. Mr. Phipps’ two-year employment contract was automatically renewed at the end of its term, January 1, 2018, for another year and we cannot be certain that he will desire to continue with us for the duration of the employment term. The departure or loss of Mr. Phipps, or the inability to timely hire and retain a qualified replacement, could negatively impact the Company’s ability to manage its business.

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

The control deficiencies in our internal control over financial reporting may, until remedied, cause errors in our financial statements or cause our filings with the SEC to not be timely.

We believe our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review in our internal control over financial reporting as of December 31, 2017, including those related to (i) a lack of segregation of duties within accounting functions, and (ii) the need for a new accounting system to effectively manage our increased volume of transactions. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead to investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related to Our Organization and Our Common Stock

Certain shareholders will be able to exert significant influence over us to the detriment of minority stockholders.

Our ten largest shareholders beneficially own approximately 51.1% of our outstanding common stock as of March 30, 2018, as calculated according to voting power. These stockholders, if they act together, will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

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

The conversion of some or all of our outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock and Series K Preferred Stock will dilute the ownership interests of existing stockholders. On December 5, 2017, by consent of a majority of the preferred holders in each class the beneficial ownership conversion limitation was increased from 4.99% to 9.99% of then outstanding common. We have authorized 20,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and currently have no Series A Preferred Stock outstanding. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the preferred stock may encourage short selling by market participants because the conversion of the preferred stock could be used to satisfy short positions, or anticipated conversion of the preferred stock into shares of our common stock could depress the price of our common stock.

The total number of shares of preferred stock authorized, preferred stock issued and outstanding as of March 30, 2018 and common stock that may be issued upon conversion of each class of preferred stock as of March 30, 2018 is set forth below as affected by the reverse split of 1 for 150 on March 8, 2018:

Class	Authorized Shares of Preferred Stock	Issued and Outstanding March 30, 2018	Underlying Shares of Common Stock Issuable March 30, 2018 (1)	Beneficial Ownership Limitation
Series A Preferred Stock	20,000	-	-	-
Series B Preferred Stock	30,000	3,333	111	9.99%
Series C Preferred Stock	4,000,000	1,913,676	127,578	9.99%
Series D Preferred Stock	5,000,000	2,892,109	385,615	9.99%
Series E Preferred Stock	8,746,000	5,174,200	344,947	9.99%
Series F Preferred Stock	1,100,000	349,999	2,333	9.99%
Series G Preferred Stock	10,090,000	5,202,602	34,684	9.99%
Series H Preferred Stock	200,000	13,741	9,160	9.99%
Series I Preferred Stock	114,944	49,110	32,739	9.99%
Series J Preferred Stock	125,000	44,698	297,986	9.99%
Series K Preferred Stock	1,250,000	1,156,866	771,243	9.99%
			2,006,396

(1)	Not accounting for any applicable limitations on beneficial ownership.

Even though the holders of the convertible preferred stock may not convert these securities if they would own more than 9.99% of the then-outstanding common stock, this restriction does not prevent these holders from selling some of their holdings and then converting additional shares. In this way, the holders could sell more than these limits while never holding more than those limits.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management and increases our expenses. We estimate the Company will incur approximately $200,000 to $300,000 annually in connection with being a public company.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2018 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

Effects of the Reverse Stock Split

On March 8, 2018, our then-outstanding 140,224,577 shares of common stock outstanding were reduced by a reversed split for a ratio of 1 for 150. As of March 30, 2018, we have 936,519 shares of common stock issued and outstanding post-split.

The number of authorized shares of our common stock will not be reduced by the reverse stock split. Accordingly, the reverse Stock split will have the effect of creating additional unissued and unreserved shares of our common stock. We have no current arrangements or understandings providing for the issuance of any of the additional authorized and unreserved shares of our common stock that would be available as a result of the proposed reverse stock split. However, these additional shares may be used by us for various purposes in the future without further stockholder approval (subject to applicable Nasdaq Marketplace Rules, if applicable), including, among other things: (i) raising capital necessary to fund our future operations, (ii) providing equity incentives to our employees, executive officers, directors and consultants, (iii) entering into collaborations and other strategic relationships and (iv) expanding our business through the acquisition of other businesses or products.

Although the Board expects that the reduction in outstanding shares of common stock will result in an increase in the per share price of the Company’s common stock, there is no assurance that such a result will occur. Similarly, there is no assurance that if the per share price of the Company’s common stock increases as a result of the reverse stock split, such increase in the per share price will be permanent, which will be dependent on several factors:

●	Should the per share price of our common stock decline after implementation of the reverse stock split, the percentage decline may be greater than would occur in the absence of the reverse stock split.

●	The anticipated resulting increase in per share price of the Company’s common stock due to the reverse stock split is expected to encourage interest in the Company’s common stock and possibly promote greater liquidity for our stockholders. However, such liquidity could also be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

●	The reverse stock split could be viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization. It is often the case that the reverse-split adjusted stock price and market capitalization of companies that effect a reverse stock split decline.

●	One of the purposes for the proposed reverse stock split is to achieve compliance with the Minimum Bid Price Rule for initial listing on the Nasdaq Capital Market. However, there can be no assurance that, even after the reverse stock split, we will achieve initial listing of our common stock on the Nasdaq Capital Market.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property.

We rent our office space at 18851 N.E. 29th Ave, Suite 700, Aventura, Florida 33180 for $175 per month and our facilities in Poole, England for £1,833 per month, or $2,361 per month at the yearly average conversation rate of 1.288190.

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

On February 28, 2018, a majority of our shareholders gave their written consent approving a reverse split of our common stock at a ratio of 1 for 150. We have been notified by FINRA that the market effective date for the reverse split will be March 8, 2018. Effective March 8, 2018, our trading symbol will be changed to “TRKKD” for a period of twenty business days, after which it will revert to “TRKK.” As a result of the reverse split, our common stock will have the following new CUSIP number: 68558X209. All share and per share, information in the Form 10K and accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets, as adjusted for our 150:1 reverse split approved by FINRA April 21, 2014 and our further 150:1 reverse split approved by FINRA March 8, 2018. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. The last reported sales price of our common stock on the OTC Markets on March 29, 2018 was $2.90 per share

	High	Low
Year ended December 31, 2016
First Quarter	$157.4213	$26.9865
Second Quarter	53.6731	6.9865
Third Quarter	15.7421	2.9985
Fourth Quarter	9.2954	2.099
Year ended December 31, 2017
First Quarter	$11.919	$2.9985
Second Quarter	3.7181	2.024
Third Quarter	3.3733	1.5142
Fourth Quarter	3.1484	1.3643

Equity Compensation Plan Information

As of December 31, 2017, we had issued and outstanding options to purchase 1,511 shares of common stock. The weighted average exercise price of the options was $1.95. The foregoing securities were not issued under any equity compensation plan.

The following table provides pre-split information about our equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	1,511
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,511

Holders

As of March 30, 2018, we had 936,519 shares of our common stock issued and outstanding held by approximately 447 stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including those relating to our liquidity, our belief that we will not have sufficient cash and borrowing capacity to meet our working capital needs for the next 12 months without further financing, our expectations regarding acquisitions and new lines of business, gross profit, gross margins and capital expenditures. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

We are a provider of satellite-based hardware, airtime and related services both in the United States and internationally. We sell equipment and airtime for use on all of the major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya and operate a short-term rental service for customers who desire to use our equipment for a limited time period. Our acquisition of Global Telesat Communications Limited in February 2015 expanded our global satellite-based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts.

Recent Events

On July 7, 2017, the Company entered into an agreement for two years, with an underwriter, Viewtrade Securities Inc. “Representative”, to assist in effectuating a securities offering of $5,000,000 to $7,000,000. Viewtrade will act as the representative of a number of broker-dealers that will act as principal in purchasing the Securities Being Offered from the Company and to offer the Securities Being Offered in a public offering on a “Firm Commitment” basis. The Representative shall receive a gross discount equal to eight percent (8%) of the Public Offering Price on each Securities Being Offered sold in the Offering, with the exception of Securities Being Offered sold in the Offering, which are purchased by current shareholders of the Company, in which case the Representative shall receive a discount equal to three percent (3%) of the Public Offering Price. The Representative shall also have the right to reoffer all or any part of the Securities Being Offered to broker- dealers who are members of FINRA (“Selected Dealers”) and may allow a concession, to be determined by the Representative, to such Selected Dealers in accordance with the Conduct Rules of FINRA. For the purpose of covering over-allotments, the Company shall grant to the Representative an option to purchase a number of Securities Being Offered equal to fifteen percent (15%) of Securities Being Offered at the Public Offering Price, in whole or in part, from time to time, only during a period of forty-five (45) days from the Effective Date. Viewtrade shall be entitled to an expense allowance equal to one percent (1%) of the aggregate gross proceeds of the offering (the “Expense Allowance”). Said Expense Allowance is intended to cover the internal expenses of the Representative incurred by it in connection with the offering. At the closing of the proposed offering, the Company shall sell to the Representative and/or its designees (the “Holders”), the Representative Warrants. The Representative’s Warrants shall be for that number of Securities Being Offered equal to eight percent (8%) of the total number of Securities Being Offered sold in the public offering and the Representative Warrants shall have a cashless exercise provision. The warrants to be sold by the Company to the Representative and/or persons related to the Representative for nominal consideration of $0.0001, each such warrant evidencing the right to purchase one share of the Securities Being Offered at an exercise price equal to 110% of the Public Offering Price and which shall be exercisable for a period of five years. The number of Representative Warrants shall be equal to 8% of the total number of Securities sold in the offering.

Effective March 8, 2018, we conducted a reverse split of our common stock at a ratio of 1 for 150. Beginning March 8, 2018, our trading symbol was changed to “TRKKD” for a period of twenty business days, after which it will revert to “TRKK.” As a result of the reverse split, our common stock has the following new CUSIP number: 68558X209. See Note 10 Stockholders Equity, in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

We had net cash used in operations of approximately $315,245 during the year ended December 31, 2017. At December 31, 2017, we had negative working capital of approximately $122,634. Additionally, at December 31, 2017, we had an accumulated deficit of approximately $8,540,715 and stockholder’s equity of $1,859,566. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include accounting for derivative liabilities and stock-based compensation.

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

The relevant translation rates are as follows: for the year ended December 31, 2017 closing rate at 1.350291 US$: GBP, average rate at 1.288190 US$: GBP and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$: GBP.

Global Telesat Communications LTD, (GTCL) represents 66.5% of total company sales and as such, currency rate variances have an impact on results. For the year ended December 31, 2017 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.35585 to 1.288190. Had the yearly average rate remained, sales would have been higher by $209,615. GTCL comparable sales in GBP, its home currency, increased 22.5% or £569,628, from £2,528,484 to £3,098,112 for the year ended December 31, 2017 as compared to December 31, 2016.

Results of Operations

Net Revenue. For the years ended December 31, 2017 and 2016, revenues generated were approximately $6,004,955 and $4,698,638, an increase of $1,306,317 or 27.8%. Revenues were derived primarily from the sales of satellite phones, locator beacons, GPS trackers, terminals, accessories and additional and recurring airtime plans. Comparable sales for Orbital Satcom Corp increased 58.5% or $743,603, from $1,270,392 to $2,013,995. Comparable sales for Global Telesat Communications LTD increased 16.4% or $562,714, from $3,428,246 to $3,990,960. The sales increase is attributable to additional product lines being introduced by the company, the adding of additional marketplaces for its online presence, offset by exchange rate variances as described above.

Cost of Sales. During the years ended December 31, 2017, cost of revenues increased to $4,854,216 compared to $3,623,516 for the year ended December 31, 2016, an increase of $1,230,700 or 34.0%. We expect our cost of revenues to continue to increase during fiscal 2018 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross profit margins during the year ended December 31, 2017 and 2016 were 19.2% and 22.9% respectively. The decline in margin was attributable to an increase in sales to resellers which have a lower profit margin and increased competition in US marketplaces, such as Amazon.com.

Operating Expenses. Total operating expenses for the year ended December 31, 2017 were $2,708,345, an increase of $2,699, or 0.1%, from total operating expenses for the year ended December 31, 2016, of $2,705,646.

Selling, general and administrative expenses were $583,900 and $566,186 for the years ended December 31, 2017 and 2016, respectively, an increase of $17,714 or 3.1%. The increase is attributable to increases variable costs, which increase with revenue, such as credit card processing fees, online service fees, bank charges, advertising and marketing.

Salaries, wages and payroll taxes were $688,589 and $664,705 for the year ended December 31, 2017 and 2016, respectively, an increase of $23,884, or 3.6%. The increase was attributable to costs associated with personnel; to support the requirements for public companies, to support revenue goals and build the Company’s infrastructure for future growth and opportunities.

Stock based compensation were non-cash expenses, for fully vested options to purchase 200,000 shares of the Company’s stock at an exercise price of $1.50 to management and a director, for the year ended December 31, 2017 and 66,667 shares of Company’s stock at an exercise price of $1.50 per share, to the Company’s CEO. For the year ended December 31, 2016, stock-based compensation was $190,000.

Professional fees were $551,470 and $992,952 for the years ended December 31, 2017 and 2016, respectively, a decrease of $441,482 or 44.5%. The decrease during the year ended December 31, 2017 as compared to the prior year in 2016, was attributable to the Company’s decreased investor relations costs of $538,370 offset by expenses related to the Company’s positioning for a NASDAQ up-listing and the engagement of an underwriter for a future offering.

Depreciation and amortization expenses were $284,386 and $291,803 for the years ended December 31, 2017 and 2016, respectively, a decrease of $7,417, or 2.5%. The decrease was attributable to exchange rate variances and fully depreciated assets, primarily for website development, which had a two-year useful life.

We expect our expenses in each of these areas to continue to increase during fiscal 2018 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $2,358,244 compared to $959,399 during the years ended December 31, 2017 and 2016 respectively, an increase of $1,398,845 or 145.8%. The increase is primarily attributed to expense related to Series J Preferred stock issuance for price protection to certain Subscribers of Preferred Series C, Preferred Series F, Preferred Series G and Preferred Series H, in the amount of $2,308,981 as compared to price protection expense of $679,778, from the same period in 2016, and offset by a decrease of interest expense of $602,329 as well as a decrease in exchange rate variances of $52,885.

Net Loss before Income Taxes. We recorded net loss before income tax of $3,915,850 for the year ended December 31, 2017 as compared to a net loss of $2,589,923, for the year ended December 31, 2016. The increase is a result of the factors as described above.

Provision for Income Taxes and Income Tax Expense. The Company recorded income tax expense of $10,998 and a provision for income taxes of $12,461 for UK Taxes related to its subsidiary, Global Telesat Communications LTD.

Net Loss. We recorded net loss after income tax of $3,939,309 for the year ended December 31, 2017 as compared to a net loss of $2,589,923, for the year ended December 31, 2016. The increase is a result of the factors as described above.

Comprehensive Loss. We recorded a gain (loss) for foreign currency translation adjustments for the year ended December 31, 2017 and 2016, of $32,541 and $(20,678), respectively. The fluctuations of the increase/decrease are primarily attributed to the increase recognized due to exchange rate variances. Comprehensive loss was $3,906,678 as compared to loss of $2,610,601 for the year ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2017, we had a cash balance of $233,326 and negative working capital is approximately $122,634 at December 31, 2017.

Our current assets at December 31, 2017 increased to $278,791, or 34.8%, to $1,080,898 from $802,107, from December 31, 2016. The increase included cash, accounts receivable, unbilled revenue and other current assets, relating to an increase in revenue, offset by a decrease in prepaid expenses and inventory. Prepaid expenses primarily represent services to consultants, which are amortized over the length of the contract and have been fully amortized.

Our current liabilities at December 31, 2017 increased to $1,203,532 from $720,617 or an increase of $482,915, or 67.0% from December 31, 2016. The increase is comprised of; our accounts payable, accrued expenses, deferred revenue, provision for income taxes, offset by a decrease in due to related party of $60,455 and derivative liability decrease of $1,237. As of December 31, 2017, and 2016, the Company had a derivative liability balance from a warrant which expired May 19, 2017, of $0 and $1,237, respectively.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2017 amounted to $315,245 and were primarily attributable to our net loss of $3,939,309 and change in fair value of derivative liabilities of $1,237,offset by; stock based compensation of $600,000, depreciation and amortization expense of $284,386, amortization of prepaid expense for stock based compensation for services of $161,164, preferred stock-based price protection expense of $2,308,981 and imputed interest of $831 . Changes in operating assets and liabilities were reflected by increases in; accounts receivable of $197,737, unbilled revenue of $35,171, prepaid and other current assets of $90,826, deferred revenue of $213,365, provision for income taxes of $12,461 and accounts payable and accrued expenses of $365,475; and decreases in inventory of $2,372.

Net cash flows used in operating activities for the year ended December 31, 2016 amounted to $1,044,036 and were primarily attributable to our net loss of $2,589,923 offset by; stock based compensation of $190,000, depreciation and amortization expense of $291,803, amortization of notes payable discount of $602,515, amortization of prepaid expense for stock based compensation for services of $262,500, change in fair value of derivative liabilities, net $426,093, preferred stock-based price protection expense of $679,778 and imputed interest of $1,133. Changes in operating assets and liabilities were reflected by decreases in; accounts receivable of $19,960, unbilled revenue of $11,419 and prepaid and other current assets of $61,485, deferred revenue of $14,037, and accounts payable and accrued expenses of $50,827; and increases in inventory of $83,749.

Investing Activities

Net cash flows used in investing activities were $33,193 and $26,448 for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, we purchased property and equipment of $33,193. For the year ended December 31, 2016, purchase of property and equipment of $26,448.

Financing Activities

Net cash flows provided by financing activities were $439,545 and $242,568 for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, we had repayments of due to related party for $60,455 and proceeds from the sale of our Convertible Preferred Series J stock of $500,000. During the year ended December 31, 2016, we had repayments of convertible notes payable of $100,834 and repayments of related party payable of $6,598, offset by proceeds of the sale of our Convertible Preferred Series H stock of $350,000.

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

See pages F-1 through F-41.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2017, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2017, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2017.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our officers, directors and significant employees as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

David Phipps	52	February 19, 2015	Chief Executive Officer, President and Chairman

Hector Delgado	49	May 27, 2015	Director

Theresa Carlise	59	June 9, 2015	Chief Financial Officer, Treasurer and Secretary

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

David Phipps, Chief Executive Officer and Chairman, 52, has served as the Managing Director of GTCL since 2008 and as the President of GTC, a competitor of the Company, from 2003 through 2014. He has served as the President of Orbital Satcom since February 19, 2015, as Chairman of the Board of Directors of the Company since February 24, 2015 and Chief Executive Officer since February 25, 2015. Mr. Phipps was chosen as a director of the Company based on his knowledge of and relationships in the global satellite communications business.

Hector Delgado, Director, 49, was appointed to the Board of Directors on May 27, 2015. Mr. Delgado is currently the Executive Officer of the Naval Reserve Special Operations Command South (SOCSOUTH) Detachment 108. He has also served as a Special Agent in the United States Department of Homeland Security since 1995 and as the Managing Member of ISR Strategies, LLC, a full-service security consulting company, since 2010. He is a United States Navy SEAL with active and reserve service for over twenty-eight years. In 2006, he was mobilized and served a combat tour in Ramadi, Iraq with SEAL Team THREE receiving a Navy Commendation Medal with Combat “V”. He has served with SEAL Teams TWO, THREE, FOUR, EIGHTEEN and Special Operations Command Central and South. Mr. Delgado has participated in tours of duty in the Middle East, Europe, Africa and South America. He has also served as an adjunct instructor at the United States Merchant Marine Academy teaching maritime security and conducting International Ship Security Code (ISPS) training and assessments. His managerial expertise has been refined not only in a military environment, but also extensively in the governmental sector, where he has been responsible for the budgets, training, and logistics of thousands of people. Mr. Delgado was chosen as a director of the Company based on his leadership and entrepreneurial experience and particular familiarity with the military and governmental agencies.

Theresa Carlise, Chief Financial Officer, Treasurer and Secretary, 59, was appointed Chief Financial Officer, Treasurer and Secretary on June 9, 2015. She joined the Company from FTE Networks (OTCQX FTNW), a leading provider of infrastructure services for the telecommunications and wireless sector, where she served as a financial advisor from May 2014 through March 2015. Chief Financial Officer and director from September 2011 through May 2014. Prior to FTE Networks, she served as the Chief Executive Officer, Chief Financial Officer and a director of Control System & Instrumentation (CSI) Consultants, which provided information technology consulting and system design to the industrial and manufacturing sectors, from July 2010 to September 2011 and as Chief Financial Officer and a director of Las Vegas Railway Express, Inc. (OTCBB LVRE), a developer of passenger rail transportation and related ancillary services, from December 2009 through July 2010. Ms. Carlise also served as the Chief Financial Officer of Shearson Financial Network, Inc. (OTCBB SFNN), and as Chief Financial Officer, senior vice president and a director of National Record Mart, Inc., (NASDAQ NRMI). From October 2006 to November 2007 Ms. Carlise served as Chief Financial Officer of Shearson Financial Network, Inc., a direct to consumer mortgage banking company. Declining market conditions in the mortgage banking industry in 2007, contributed to the Company filing a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June of 2008. Ms. Carlise holds a Bachelor of Science in Finance from Indiana University of Pennsylvania.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2017 and December 31, 3016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Phipps Chief Executive	2017	$210,086	-	-	$100,000	-	-	$36,000	$346,086
Officer, President and Chairman (2)	2016	$203,657	-	-	$90,000	-	-	$36,000	$329,657

Theresa Carlise Chief Financial	2017	$140,000	-	-	$75,000	-	-	6,000	$221,000
Officer, Secretary and Treasurer (3)	2016	$140,000	-	-	-	-	-	-	$140,000

(1)	Reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. All stock awards have been adjusted for our 1:150 reverse stock split effective March 28, 2014 and our further 1:150 reverse stock split effective March 8, 2018.
(2)	Mr. Phipps was appointed as our Chief Executive Officer, President, Chief Financial Officer and Treasurer on February 19, 2015. He resigned on June 9, 2015, from his positions as Chief Financial Officer and Treasurer. On December 16, 2016, Mr. Phipps was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 66,667 shares of common stock at a purchase price of $1.50 per share. On May 26, 2017, Mr. Phipps was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 33,333 shares of common stock at a purchase price of $1.50 per share
(3)	Ms. Carlise was appointed as our Chief Financial Officer, Secretary and Treasurer on June 9, 2015. On December 28, 2015, Ms. Carlise was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 3,333 shares of common stock at a purchase price of $7.50 per share. On May 26, 2017, Ms. Carlise was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 25,000 shares of common stock at a purchase price of $1.50 per share.

Narrative Disclosure to the Summary Compensation Table

For the years ending December 31, 2017 and 2016, respectively, the Company has a one-year agreement for Ms. Carlise, as its Chief Financial Officer, Treasurer and Secretary. The agreement is effective December 1, 2016 and has an automatic renewal clause whereby the agreement renews itself for another year, if not cancelled by the Company previously. The agreement has been automatically extended for an additional term of one year each. In addition to the base salary of $140,000 annually, Ms. Carlise shall be eligible to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors and shall be eligible for grants of awards under stock option or other equity incentive plans of the Company.

On March 3, 2016, the Company entered into a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016 (the “Employment Agreement”). Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and receive an annual base salary equal to the sum of $144,000 and £48,000, or $65,078 at the yearly conversion rate of 1.3558. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. Also, on March 3, 2016 and effective January 1, 2016, the Corporation’s wholly owned subsidiary Orbital Satcom and Mr. Phipps, terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000. The other terms of this agreement with the Company are identical to the terms of Mr. Phipps’ employment agreement with Orbital Satcom described above.

On May 26, 2017, the Company issued 33,333 options to Mr. Phipps, 25,000 options to Theresa Carlise, 8,333 options to Hector Delgado, its Director and 133,333 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The options were valued on the grant date at approximately $3.00 per option or a total of $200,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the closing price of the Company’s common stock of the date of issuance post-split), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2017 of $600,000, respectively.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Phipps	-	-	-	-	-	-	-	-	-
Theresa Carlise	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Phipps	$36,000	-	$100,000	-	-	-	$136,000
Hector Delgado	$20,000	-	$25,000	-	-	-	$45,000

Narrative Disclosure to the Director Compensation Table

The Company pays David Phipps a monthly fee of $3,000 for his services as a director of the company, in addition to his compensation as Chief Executive Officer and President.

On December 29, 2016, the Board of Directors approved increasing its quarterly payments from $3,500 to $5,000, to its independent director, Hector Delgado.

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 66,667 shares of common stock. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The options were valued on the grant date at approximately $3.00 per option. The amount is disclosed in the executive compensation table as well as, with the director compensation.

On May 26, 2017, the Company issued 8,333 options to Hector Delgado, its Director and 33,333 options to Mr. Phipps. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The options were valued on the grant date at approximately $3.00 per option or a total of $200,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the closing price of the Company’s common stock of the date of issuance post-split), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. Additionally, on May 26, 2017, the Company issued another 133,000 options to certain employees of the Company. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The options were valued on the grant date at approximately $3.00 per option. In connection with the stock option grant, as described above, the Company recorded stock-based compensation for the year ended December 31, 2017 of $600,000, respectively.

Mr. Phipps and Mr. Delgado receive no compensation from the Company except as described above.

Employment Agreements with Current Management

Other than as described above, there are no additional agreements with current management, for the two years ended December 31, 2017 and 2016, respectively,

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

1,511 shares, of our common stock are reserved for issuance under the 2014 Equity Incentive Plan as awards to employees, directors, consultants, advisors and other service providers. There are no outstanding equity awards as of December 31, 2017 as reserved under the 2014 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables sets forth, as of March 30, 2018, the number of and percent of the Company’s common stock beneficially owned by: (1) all directors and nominees, naming them; (2) our executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 30, 2018 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 30, 2018 have been exercised and converted.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

	Total Voting Power (1)			Common Stock (2)			Series B Preferred Stock (3)
Name and Address of Beneficial Owner (13)	Number of Shares		Percent	Number of Shares		Percent	Number of Shares		Percent
Directors and Executive Officers									-
David Phipps	93,558	(14)	7.30%	189,443	(15)	12.13%	-		-
Hector Delgado	-		-	9,667	(16)	0.62%	-		-
Theresa Carlise	-		-	28,333	(17)	1.81%	-		-
Directors and Executive Officers as a Group (3 persons)	93,558		7.30%	227,443		14.57%	-		-

Certain Persons
Michael Brauser (18)	93,558	(19)	7.30%	93,558	(19)	5.98%	-		-
Frost Gamma Investments Trust (20)	93,558		7.30%	93,558	(21)	5.98%	-		-
Barry Honig GRQ Consulting Inc 401K (22)	93,558	(23)	7.30%	93,558	(23)	5.98%	3,333	(23)	100%
Sandor Capital Master Fund LP (24)	93,558		7.30%	93,558	(25)	5.98%	-		-
Sichenzia Ross Ference Kesner LLP (26)	93,558		7.30%	93,558	(27)	5.98%	-		-
Oban Investments LLC (28)	93,558		7.30%	93,558	(29)	5.98%	-		-

Total Voting Capital and Shares Outstanding	1,281,849			1,563,400			3,333

	Series C Preferred Stock (4)			Series D Preferred Stock (5)			Series E Preferred Stock (6)
Name and Address of Beneficial Owner (13)	Number of Shares		Percent	Number of Shares		Percent	Number of Shares		Percent
Directors and Executive Officers									-
David Phipps	-		-	-		-	5,140,360	(14)	99.35%
Hector Delgado	-		-	-		-	-		-
Theresa Carlise	-		-	-		-	-		-
Directors and Executive Officers as a Group (3 persons)	-		-	-		-	5,140,360		99.35%

Certain Persons
Michael Brauser (18)	-		-	1,522,566	(19)	52.65%	-		-
Frost Gamma Investments Trust (20)	1,852,894	(21)	96.82%	-		-	-
Barry Honig GRQ Consulting Inc 401K (22)	-		-	691,094	(23)	23.90%	-		-
Sandor Capital Master Fund LP (24)	60,782	(25)	3.18%	655,000	(25)	22.65%	-		-
Sichenzia Ross Ference Kesner LLP (26)	-		-	-		-	-		-
Oban Investments LLC (28)	-		-	-		-	-		-

Total Voting Capital and Shares Outstanding	1,913,676			2,892,109			5,174,200

	Series F Preferred Stock (7)			Series G Preferred Stock (8)			Series H Preferred Stock (9)
Name and Address of Beneficial Owner (13)	Number of Shares		Percent	Number of Shares		Percent	Number of Shares		Percent
Directors and Executive Officers
David Phipps	-		-	-		-	-		-
Hector Delgado	-		-	-		-	-		-
Theresa Carlise	-		-	-		-	-		-
Directors and Executive Officers as a Group (3 persons)	-		-	-		-	-		-

Certain Persons
Michael Brauser (18)	-		-	1,077,594	(19)	20.71%	168	(19)	1.22%
Frost Gamma Investments Trust (20)	-		-	-		-	1,073	(21)	7.81%
Barry Honig GRQ Consulting Inc 401K (22)	349,999	(23)	100%	4,125,008	(23)	79.29%	12,500	(23)	90.97%
Sandor Capital Master Fund LP (24)	-		-	-		-	-
Sichenzia Ross Ference Kesner LLP (26)	-		-	-		-	-
Oban Investments LLC (28)	-		-	-		-	-

Total Voting Capital and Shares Outstanding	349,999			5,202,602			13,741

	Series I Preferred Stock (10)			Series J Preferred Stock (11)			Series K Preferred Stock (12)
Name and Address of Beneficial Owner (13)	Number of Shares		Percent	Number of Shares		Percent	Number of Shares		Percent
Directors and Executive Officers
David Phipps	-		-	-		-	-		-
Hector Delgado	-		-	-		-	-		-
Theresa Carlise	-		-	-		-	-		-
Directors and Executive Officers as a Group (3 persons)	-		-	-		-	-		-

Certain Persons
Michael Brauser (18)	24,305	(19)	1.22%	5,000	(19)	11.19%	341,819	(19)	29.55%
Frost Gamma Investments Trust (20)	-		-	30,000	(21)	67.12%	187,500	(21)	16.21%
Barry Honig GRQ Consulting Inc 401K (22)	24,305	(23)	49.49%	5,000	(23)	11.19%	341,820	(23)	29.55%
Sandor Capital Master Fund LP (24)	-		-	-		-	75,000	(25)	6.48%
Sichenzia Ross Ference Kesner LLP (26)	-		-	595	(27)	1.33%	66,977	(27)	5.79%
Oban Investments LLC (28)	-		-	4,103	(29)	9.18%	143,750	(29)	12.43%

Total Voting Capital and Shares Outstanding	49,110			44,698			1,156,866

(1) In determining the voting power held by a person or entity, the percentage of total voting power represents voting power with respect to all shares of our common stock and preferred stock, as a single class. The holders of our common stock are entitled to one vote per share, or 936,519 votes as of March 30, 2018 , holders of our Series B Preferred Stock are entitled to one vote per 1/150th or 0.0333 a share, holders of our Series C Preferred Stock are entitled to one vote per 10/150th or 0.0667 a share, holders of our Series D Preferred Stock are entitled to one vote per 20/150th or 0.1333 a share, holders of our Series E Preferred Stock are entitled to one vote per 10/150th or 0.0667 a share, holders of our Series F Preferred Stock are entitled to one vote per 1/150th or 0.0067 a share, holders of our Series G Preferred Stock are entitled to one vote per 1/150th or 0.0067 a share, holders of our Series H Preferred Stock are entitled to one vote per 100/150th or 0.6667 a share, holders of our Series I Preferred Stock are entitled to one vote per 100/150th or 0.6667 a share, holders of our Series J Preferred Stock are entitled to one vote per 1,000,/150th or 6.6667 a share and holders of our Series K Preferred Stock are entitled to one vote per 100/150th or 0.6667 a share.

In determining the percent of voting power by a person or entity, (a) the numerator is the number of common shares outstanding as of March 30, 2018, (936,519), and common shares available to acquire upon conversion, subject to 9.99% ownership limitations, whereby the owner would not exceed 9.99% of the outstanding shares of common stock (345,330) and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2018 (936,519) and (ii) conversion of preferred stock, (345,330), subject to ownership limitations on conversion and exercise as more fully described in the notes below, which is an aggregate of 1,281,849 shares Not included in calculating voting power are (i) shares of common stock which may be acquired within 60 days upon exercise of warrants or options and (ii) preferred shares of common stock which exceed the beneficial ownership limitations on the voting rights and conversion of convertible preferred shares.

(2) In determining the percent of common stock beneficially owned by a person or entity, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options (285,667) and common shares available to acquire upon conversion, subject to 9.99% ownership limitations, whereby the owner would not exceed 9.99% of the outstanding shares of common stock (341,214) and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2018, (936,519) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of options, (285,667) and (iii) conversion of preferred stock, (341,214), subject to ownership limitations on conversion and exercise as more fully described in the notes below, which is an aggregate of 1,563,400 shares.

(3) The holders of our Series B Preferred Stock are entitled to one vote for each 1/150th or 0.0333 per share of Series B Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken, or any written consent of shareholders is solicited, as effectuated by the 1:150 reverse split on March 8, 2018.. Each share of Series B Preferred Stock is convertible into 5/150th or 0.0333 a share of common stock. Pursuant to the terms of the Series B Preferred Stock, a holder cannot convert any of the Series B Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series B Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits.

(4) Each share of Series C Preferred Stock is convertible into 10/150th or 0.0667 per share of common stock as effectuated by the 1:150 reverse split on March 8, 2018. Pursuant to the terms of the Series C Preferred Stock, a holder cannot convert any of the Series C Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series C Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 10/150th or 0.0667 per share of Series C Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken, or any written consent of shareholders is solicited.

(5) Each share of Series D Preferred Stock is convertible into 20/150th or 0.1333 per share of common stock, as effectuated by the 1:150 reverse split on March 8, 2018. Pursuant to the terms of the Series D Preferred Stock, a holder cannot convert any of the Series D Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series D Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 20/150th or 0.1333 per share of Series D Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken, or any written consent of shareholders is solicited.

(6) Each share of Series E Preferred Stock is convertible into 10/150th or 0.0667 per share of common stock as effectuated by the 1:150 reverse split on March 8, 2018. Pursuant to the terms of the Series E Preferred Stock, a holder cannot convert any of the Series E Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series E Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 10/150th or 0.0667 per share of Series E Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken, or any written consent of shareholders is solicited

(7) Each share of Series F Preferred Stock is convertible into 1/150th or 0.0067 per share of common stock as effectuated by the 1:150 reverse split on March 8, 2018. Pursuant to the terms of the Series F Preferred Stock, a holder cannot convert any of the Series F Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series F Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 1/150th or 0.0067 per share of Series F Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken, or any written consent of shareholders is solicited.

(8) Each share of Series G Preferred Stock is convertible into 1/150th or 0.0067 per share of common stock as effectuated by the 1:150 reverse split on March 8, 2018. Pursuant to the terms of the Series G Preferred Stock, a holder cannot convert any of the Series G Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series G Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 1/150th or 0.0067 per share of Series G Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken, or any written consent of shareholders is solicited.

(9) Each share of Series H Preferred Stock is convertible into 100/150th or 0.6667 per share of common stock as effectuated by the 1:150 reverse split on March 8, 2018. Pursuant to the terms of the Series H Preferred Stock, a holder cannot convert any of the Series H Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series H Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 100/150th or 0.6667 per share of Series H Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken, or any written consent of shareholders is solicited.

(10) Each share of Series I Preferred Stock is convertible into 100/150th or 0.6667 per share of common stock as effectuated by the 1:150 reverse split on March 8, 2018. Pursuant to the terms of the Series I Preferred Stock, a holder cannot convert any of the Series I Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series I Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 100/150th or 0.6667 per share of Series I Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken, or any written consent of shareholders is solicited.

(11) Each share of Series J Preferred Stock is convertible into 1000/150th or 6.6667 per share of common stock as effectuated by the 1:150 reverse split on March 8, 2018. Pursuant to the terms of the Series J Preferred Stock, a holder cannot convert any of the Series J Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series J Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 1000/150th or 6.6667 per share of Series J Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken, or any written consent of shareholders is solicited.

(12) Each share of Series K Preferred Stock is convertible into 100/150th or 0.6667 per share of common stock as effectuated by the 1:150 reverse split on March 8, 2018. Pursuant to the terms of the Series K Preferred Stock, a holder cannot convert any of the Series K Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series K Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 100/150th or 0.6667 per share of Series K Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken, or any written consent of shareholders is solicited.

(13) Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o Orbital Tracking Corp., 18851 N.E. 29th Ave., Suite 700, Aventura, Florida 33180.

(14) Includes (i) one vote for each 89,443 shares of common stock and (ii) 4,115 votes or 10/150th or 0.0667 votes per share, of 4,115 shares of common stock, issuable upon conversion of 61,729 shares of Series E Preferred Stock. Does not include 338,575 votes and common shares issuable upon the conversion of 5,078,631 shares of Series E Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series E Preferred Stock.

(15) Includes (i) one vote for each 89,443 shares of common stock and (ii) 100,000 shares of common stock issuable upon exercise of options. Does not include 342,691 votes and 342,691 shares of common stock issuable upon the conversion of 5,140,360 shares of Series E Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series E Preferred Stock.

(16) Includes 9,667 shares of common stock issuable upon exercise of options.

(17) Includes 28,333 shares of common stock issuable upon exercise of options.

(18) The address of this beneficial owner is 4400 Biscayne Blvd., #850, Miami Florida 33137.

(19) Includes (i) one vote per share for 21,584 shares of common stock held in the name of Michael Brauser and one vote per share for 25,019 shares of common stock held in the name of Grander Holdings Inc. 401K, (ii) one vote per share of 46,955 shares of common stock, issuable upon conversion of 352,164 shares of Series D Preferred Stock, held in the name of Michael Brauser. One share of Series D Preferred Stock is convertible into 20/150th or 0.1333 of common. Does not include (i) 156,054 votes, or 20/150th or 0.1333 votes per share of 1,170,402 shares of Series D Preferred Stock, due to the beneficial ownership limitations on the voting rights of the Series D Preferred Stock, held in the name of Michael Brauser and (ii) 7,184 votes or 1/150th or 0.0067 votes per share of 7,184 shares of common stock issuable upon conversion of 1,077,594 shares of Series G Preferred stock, due to the beneficial ownership limitations on the voting rights of the Series G Preferred Stock, held by Grander Holdings Inc. 401K., Mr. Brauser is the trustee of Grander Holdings Inc., 401K and holds voting and dispositive power over the securities of the Company held by Grander Holdings Inc., 401K and (iii) 112 votes or 100/150th or 0.6667 votes per share of 112 shares of common stock issuable upon conversion of 168 shares Series H Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock held by Grander Holdings Inc. 401K., and (iv) 16,203 votes or 100/150th or 0.6667 votes per share of 16,203 shares of common stock issuable upon conversion of 24,305 shares Series I Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series I Preferred Stock held by Grander Holdings Inc. 401K, (v) 33,333 votes or 1,000/150th or 6.6667 votes per share of 33,333 shares of common stock issuable upon conversion of 5,000 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of Grander Holdings Inc., 401k, (vi) 136,805 votes, or 100/150th or 0.6667 votes per share, of 136,805 shares of common stock issuable upon conversion of 205,208 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Grander Holdings Inc., 401k, and (vii ) 91,074 votes, or 100/150th or 0.6667 votes per share of 91,074 shares of common stock issuable upon conversion of 136,611 shares of Series K Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock.

(20) The address of this beneficial owner is 4400 Biscayne Blvd., 15th Fl. Miami Florida 33137

(21) Includes (i) one vote per share of 4,712 shares of common stock held by Phillip and Patricia Frost Philanthropic Frost Gamma Trust, (ii) one vote per share of 63,426 shares of common stock held by Frost Gamma Investments Trust, (iii) 134 shares of common stock held by Dr. Philip Frost and (iv) 25,286 votes or 10/150th or 0.0667 votes per share, of 25,158 shares of common stock, issuable upon conversion of 379,294 shares of Series C Preferred Stock, held in the name of Frost Gamma Investments Trust. Dr. Frost is the trustee of Frost Gamma Investments Trust and Phillip and Patricia Frost Philanthropic and holds voting and dispositive power over the securities of the Company held by both. Does not include: (i) 98,240 votes, or 10/150th or 0.0667 votes per share of 98,240 shares of common stock issuable upon conversion of 1,473,600 shares of Series C Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series C Preferred Stock held by Frost Gamma Investments Trust and (ii) 715 votes or 100/150th or 0.6667 votes per share of 715 shares of common stock issuable upon conversion of 1,073 shares Series H Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock held in the name of Frost Gamma Investments Trust, (iii) 200,000 votes or 1,000/150th or 6.6667 votes per share of 200,000 shares of common stock issuable upon conversion of 30,000 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of Frost Gamma Investments Trust and (iv) 125,000 votes, or 100/150th or 0.6667 votes per share of 125,000 shares of common stock issuable upon conversion of 187,500 shares of Series K Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock held by Frost Gamma Investments Trust.

(22) The address of this beneficial owner is 555 South Federal Highway #450, Boca Raton, Florida 33432

(23) Includes (i) one vote per share for 210 shares of common stock held by Barry Honig, (ii) one vote per share for 10,984 shares of common stock held by GRQ Consultants, Inc.,401K, (iii) one vote per share for 14 shares of common stock held by GRQ Consultants, Inc., and (iv) 82,350 votes, or 20/150th or 0.1333 votes per share, of 82,350 shares of common stock, issuable upon conversion of 617,627 shares of Series D Preferred Stock, held in the name of GRQ Consultants, Inc.,401K. Mr. Honig is the trustee of GRQ Consultants, Inc. 401K, and holds voting and dispositive power over the securities of the Company held by GRQ Consultants, Inc. 401K. Mr. Honig is the president of GRQ Consultants, Inc. and holds voting and dispositive power over the securities of the company held by GRQ Consultants, Inc. Does not include (i) 9,796 votes, or 20/150th or 0.1333 votes per share of 9,796 shares of common stock issuable upon conversion of 73,467 shares of Series D Preferred Stock, due to the beneficial ownership limitations on the voting rights of the Series D Preferred Stock, held in the name of GRQ Consultants, Inc.,401K and (ii) 2,333 votes or 1/150th or 0.0067 votes per share of 2,333 shares of common stock issuable upon conversion of 349,999 shares of Series F Preferred Stock, due to the beneficial ownership limitations on the voting rights of the Series F Preferred Stock, held GRQ Consultants, Inc.,401K, (iii) 27,500 votes or 1/150th or 0.0067 votes per share of 27,500 shares of common stock issuable upon conversion of 4,125,008 shares of Series G Preferred Stock, due to the beneficial ownership limitations on the voting rights of the Series G Preferred Stock, held by GRQ Consultants, Inc.,401K, (iv) 8,333 votes or 100/150th or 0.6667 votes per share of 8,333 shares of common stock issuable upon conversion of 12,500 shares Series H Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock held by GRQ Consultants, Inc.,401K, (v) 16,203 votes or 100/150th or 0.6667 votes per share of 16,203 shares of common stock issuable upon conversion of 24,305 shares Series I Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series I Preferred Stock held by GRQ Consultants, Inc.,401K, (vi) 33,333 votes or 1,000/150th or 6.6667 votes per share of 33,333 shares of common stock issuable upon conversion of 5,000 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of GRQ Consultants, Inc.,401K, (vii) 227,880 votes, or 100/150th or 0.6667 votes per share, of 227,880 shares of common stock issuable upon conversion of 341,820 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of GRQ Consultants, Inc.,401K and (viii) 111 votes or 1/150th or 0.0333 of 111 shares of common stock issuable upon the conversion of 3,333 shares of Series B Preferred Stock due to beneficial ownership limitations on voting rights held in the name of Barry Honig.

(24) The address of this beneficial owner is 2828 Routh Street, Suite 500, Dallas, Texas 75201.

(25) Includes (i) one vote per share of 667 shares of common stock held in the name of Sandor Master Capital Fund, (ii) one vote per share of 8,334 shares of common stock held in the name JSL Kids Partners, of which Mr. Lemak is the control person, (iii) 4,052 votes or 10/150th or 0.0667 votes per share, of 4,052 shares of common stock, issuable upon conversion of 60,782 shares of Series C Preferred Stock, held in the name of Sandor Capital Master Fund LP, (iv) 80,505 votes or 10/150th or 0.1333 votes per share, of 80,505 shares of common stock, issuable upon conversion of 603,789 shares of Series D Preferred Stock, held in the name of Sandor Capital Master Fund LP. John Lemak is the manager of Sandor Capital Master Fund LP and holds voting and dispositive power over the securities of the Company held by Sandor Capital Master Fund LP. Does not include: (i) 6,828 votes, or 20/150th or 0.1333 votes per share of 51,211 shares of Series D Preferred Stock, due to the beneficial ownership limitations on the voting rights of the Series D Preferred Stock, held in the name or Sandor Capital Master Fund, and (ii) 50,000 votes, or 100/150th or 0.6667 votes per share, of 50,000 shares of common stock issuable upon conversion of 75,000 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock held by Sandor Capital Master Fund LP.

(26) The address of this beneficial owner is 61 Broadway FL 32, New York, NY 10006-2701.

(27) Includes (i) one vote per share of 40,094 shares of common stock held by Sichenzia Ross Ference Kesner LLP, (ii) one vote per share of 9,830 shares of common stock held by Paradox Capital Partners LLC, (iii) one vote per share of 10 shares of common stock held by Aurcana LLC, (iv) 595 votes or 1,000/150th or 6.6667 votes per share of 595 shares of common stock issuable upon conversion of 3,967 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of Sichenzia Ross Ference Kesner LLP, (vii) 39,667 votes, or 100/150th or 0.6667 votes per share, of 39,667 shares of common stock issuable upon conversion of 59,501 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Paradox Capital Partners LLC. Does not include (i) 4,984 votes, or 100/150th or 0.6667 votes per share, of 4,984 shares of common stock issuable upon conversion of 7,476 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Paradox Capital Partners LLC. Harvey Kesner partner of Sichenzia Ross Ference Kesner LLP has voting control and investment discretion over the securities reported herein that are held by Sichenzia Ross Ference Kesner LLP. Mr. Kesner principal of Paradox Capital Partners LLC and Aurcana LLC has voting control and investment discretion over the securities reported herein that are held by same.

(28) The address of this beneficial owner is 68 Fiesta Way, Fort Lauderdale, FL 33301.

(29) Includes (i) one vote per share of one share of common stock held by John Stetson and (ii) one vote per share of 40,842 shares of common stock held by Oban Investments LLC, (iii) 27,353 votes or 1,000/150th or 6.6667 votes per share of 27,353 shares of common stock issuable upon conversion of 4,103 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of Oban Investments LLC and (iv) 25,362 votes, or 100/150th or 0.6667 votes per share, of 25,362 shares of common stock issuable upon conversion of 38,043 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Oban Investments LLC. Does not include (i) 70,471 votes, or 100/150th or 0.6667 votes per share, of 70,471 shares of common stock issuable upon conversion of 105,707 shares of Series K Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Oban Investments LLC. John Stetson is the manager of Oban Investments LLC and holds voting and dispositive power over the securities of the Company held by Oban Investments LLC.

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

For the years ended December 31, 2017 and 2016, Orbital Satcom purchased an aggregate of approximately $881,151 and $499,245 of inventory from GTCL. For the years ended December 31, 2017 and 2016, GTCL purchased an aggregate of approximately $5,774 and $38,578 of inventory from Orbital Satcom.

On March 3, 2016, the Company entered into a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016 (The “Employment Agreement”). Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and receive an annual base salary equal to the sum of $144,000 and £48,000, or $65,078 at the yearly conversion rate of 1.3558. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. Also, on March 3, 2016 and effective January 1, 2016, the Corporation’s wholly owned subsidiary Orbital Satcom Corp. and Mr. Phipps, terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000. The other terms of this agreement with the Company are identical to the terms of Mr. Phipps’ employment agreement with Orbital Satcom described above.

On May 17, 2016, the Company entered into exchange agreements with holders of the Company’s outstanding $504,168 of Notes pursuant to which the Notes were cancelled, and the exchanging holders were issued an aggregate of 10,083,351 shares of newly designated Series G Preferred Stock. The terms of the shares of Series G Preferred Stock (the “Preferred G Shares”) are set forth in the Certificate of Designation of Series G Preferred Stock (the “Series G COD”) filed with the Secretary of State of the State of Nevada. The Series G COD authorizes 10,090,000 Preferred G Shares. The Preferred G Shares are convertible into 1/150th or 0.0067 shares of common stock, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred G Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred G Shares. Each Preferred G Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each Preferred G Share entitles the holder to cast 1/150th or 0.0067 vote per share of Series G Preferred Stock owned at the time of such vote subject to the 4.99% beneficial ownership limitation. On December 5, 2017, pursuant to the approval of our board of directors and a majority of the shareholders in each class, we increased the maximum conversion limit from 4.99% to 9.99%. Prior to December 28, 2016, subject to certain specified exceptions, in the event the Company issues securities at a per share price less than the conversion price, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Preferred G Shares with a conversion price equal to the lower price issuance.

On October 28, 2016, the Company entered into separate subscription agreements with Barry Honig, Michael Brauser and Frost Gamma Investments Trust relating to the issuance and sale of $350,000, out of a maximum of $800,000, of shares of Series H Preferred Stock at a purchase price of $4.00 per share (the “Series H Offering”). The terms of the Series H Preferred Stock are set forth in the Certificate of Designation of Series H Preferred Stock (the “Series H COD”) filed with the Secretary of State of the State of Nevada. The Series H Preferred Stock are convertible into to 1/150th or 0.0067, shares of common stock. The Company is prohibited from effecting a conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred Stock. Each Series H Preferred Stock entitles the holder to cast 100/150th or 0.6667 vote per share of Series H Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation. On December 5, 2017, pursuant to the approval of our board of directors and a majority of the shareholders in each class, we increased the maximum conversion limit from 4.99% to 9.99%. In order to conduct the Series H Offering, the Company has solicited the consent of certain shareholders, as required under the agreements entered into by the Company during prior offerings, whereby such shareholders were granted certain notification, consent and anti-dilution rights (“Prior Offerings”). Certain shareholders have waived their right to adjustment, equal treatment, most favored nations and other rights to which they were entitled pursuant to the Prior Offerings, including without limitation, certain rights granted to holders of our Series C Preferred Stock, Series F Preferred Stock and G Preferred Stock. However, the Company is required to issue to certain prior investors an aggregate of 550,000 shares of Series C Preferred Stock, which is convertible into an aggregate of 36,667 shares of the Company’s common stock. These investors are: Frost Gamma Investments Trust, ADH Capital Ventures LLC and JSL Kids Partners LLC, an affiliate of Sandor Capital Master Fund LP. Further, in order to proceed with the Series H Offering, the Company had agreed to issue additional shares of Series F Preferred Stock and Series G Preferred Stock to Intracoastal Capital LLC and Sandor Capital Master Fund LP. However, in lieu of issuing such additional shares of Series F Preferred Stock and Series G Preferred Stock, the Company agreed, pursuant to that certain Series I Issuance Agreement, to create a new series of preferred stock, to be designated as “Series I Preferred Stock” and will issue to such holders of Series F Preferred Stock and Series G Preferred Stock an aggregate of 114,944 shares of Series I Preferred Stock, each of which shall be convertible 100/150th or 0.6667 shares of the Company’s common stock. Intracoastal Capital LLC was issued 91,944 shares of Series I and Sandor Master Capital Fund LP was issued 23,000 shares of Series I Preferred Stock. The terms of the Series I Preferred Stock are set forth in the Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of the State of Nevada.

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 66,667 shares of common stock. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years.

On May 26, 2017, the Company issued 33,333 options to Mr. Phipps, 25,000 options to Theresa Carlise, 8,333 options to Hector Delgado, its Director and 133,333 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The 200,000 options were valued on the grant date at approximately $3.00 per option or a total of $600,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the closing price of the Company’s common stock of the date of issuance, volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2017 of $600,000, respectively.

Item 14. Principal Accounting Fees and Services

During the fiscal years ending December 31, 2017 and 2016, RBSM LLP was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2017 and 2016.

RBSM LLP	2017	2016
Audit Fees (1)	$87,500	$82,500
Tax Fees	-	-
All Other Fees	8,500	-
Total Fees	$96,000	$82,500

	2017	2016
Tax Fees (2)	$6,250	$16,820
		-
Total Fees	$6,250	$16,820

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.

(2)	Tax fees were paid to the Company’s third-party tax accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated March 28, 2014 (Incorporated by reference to Exhibit 2.1to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

2.2	Asset Purchase Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014) (1)

2.3	Articles of Merger (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2015)

2.4	Share Exchange Agreement by and among Orbital Tracking Corp., Global Telesat Communications Ltd. and the Shareholders of Global Telesat Communications Ltd. dated February 19, 2015 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (2)

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2016)

3.5	Bylaws (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

Exhibit No.	Description
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015)

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2015)

3.12	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016)

3.13	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

3.14	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

3.15	Certificate of Correction to Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2017)

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014)

10.2	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)+

10.3	Securities Purchase Agreement by and between the Company and Auracana LLC dated January 21, 2014 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)

10.4	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.5	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.6	Form of Exchange Agreement (Note) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

Exhibit No.	Description
10.7	Form of Exchange Agreement (Unconverted Interest) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.8	License Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.9	Consulting Agreement dated December 16, 2014 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.10	Price & Delivery Quote for the acceleration of Remote Telemetry capability and Simplex Data Services dated June 30, 2003 and Globalstar Response to GTCL’s Letter of Acceptance dated August 07, 2003 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.11	Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.12	Assignment and Assumption Agreement by and between Globalstar LLC, Globalnet Corporation and Global Telesat Corp. dated July 28, 2005 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.13	Amendment to the Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005, dated August 16, 2006 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.14	Contract No. GINC-C-11-0520 by and between Global Telesat Corp. and Globalstar, Inc., dated February 10, 2011 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.15	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.16	$122,536 Note issued February 19, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.17	Executive Employment Agreement by and between David Phipps and Orbital Satcom, dated February 19, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)+

10.18	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.19	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.20	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

Exhibit No.	Description
10.21	Consulting Agreement by and between SpaceTao LLC and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.22	Purchase and Transfer Agreement by and between Concentric Engineering LLC and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.23	Mutual Release Agreement by and between MJI Resources Corp. and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.24	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.25	Employment Agreement by and between Theresa Carlise and the Company, dated June 9, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2015) +

10.26	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.27	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.28	Form of Note (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.29	Placement Agent Agreement by and between the Company and Chardan Capital Markets LLC (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.30	Form of Lockup Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.31	Amendment No. 1 to Employment Agreement by and between the Company and Theresa Carlise dated December 28, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015) +

10.32	Form of Option Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015) +

10.33	Executive Employment Agreement by and between Orbital Tracking Corp. and David Phipps (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2016) +

10.34	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016)

10.35	Form of Series I Issuance Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

10.36	Form of Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2017) +

10.37	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 13, 2017)

10.39	Letter of Intent with Viewtrade Securities, Inc. dated July 7, 2017

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

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

Dated: April 2, 2018	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Theresa Carlise
Theresa Carlise
Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Phipps	Chief Executive Officer and Chairman (Principal Executive Officer)	April 2, 2018
David Phipps

/s/ Theresa Carlise	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 2, 2018
Theresa Carlise

/s/ Hector Delgado	Director	April 2, 2018
Hector Delgado

ORBITAL TRACKING CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orbital Tracking Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orbital Tracking Corp and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the each of years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

Henderson, NV

April 2, 2018

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$233,326	$114,733
Accounts receivable, net	294,495	96,758
Inventory	332,895	335,267
Unbilled revenue	89,515	54,344
Prepaid expenses	82,454	171,164
Other current assets	48,213	29,841
Total Current Assets	1,080,898	802,107

Property and equipment, net	1,757,200	1,978,338
Intangible assets, net	225,000	250,000

Total Assets	$3,063,098	$3,030,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$855,687	$536,906
Deferred revenue	215,989	2,624
Due to related party	6,998	67,453
Derivative liability - current portion	-	1,237
Provision for income taxes	12,461	-
Liabilities of discontinued operations	112,397	112,397
Total Current Liabilities	1,203,532	720,617

Total Liabilities	1,203,532	720,617

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, no shares issued and none outstanding as of December 31, 2017, and 2016)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 3,333 and 6,666 shares issued and outstanding as of December 31, 2017, and 2016, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 1,913,676 and 3,540,365 issued and outstanding as of December 31, 2017, and 2016, respectively)	191	354
Series D ($0.0001 par value; 5,000,000 shares authorized, 2,892,109 and 3,428,984 shares issued and outstanding as of December 31, 2017, and 2015, respectively)	289	343
Series E ($0.0001 par value; 8,746,000 shares authorized, 5,174,200 and 7,929,651 shares issued and outstanding as of December 31, 2017, and 2016, respectively)	517	793
Series F ($0.0001 par value; 1,100,000 shares authorized, 349,999 and 1,099,998 shares issued and outstanding as of December 31, 2017, and 2016, respectively)	35	110
Series G ($0.0001 par value; 10,090,000 shares authorized, 5,202,602 and 10,083,351 shares issued and outstanding as of December 31, 2017, and December 31, 2016, respectively)	520	1,008
Series H ($0.0001 par value; 200,000 shares authorized, 13,741 and 87,500 shares issued and outstanding as of December 31, 2017, and December 31, 2016, respectively)	1	9
Series I ($0.0001 par value; 114,944 shares authorized, 49,110 and 92,944 issued and outstanding as of December 31, 2017, and December 31, 2016, respectively)	5	9
Series J ($0.0001 par value; 125,000 shares authorized, 44,698 and none issued and outstanding as of December 31, 2017, and December 31, 2016, respectively)	4	-
Series K ($0.0001 par value; 1,250,000 shares authorized, 1,156,866 and none issued and outstanding as of December 31, 2017, and December 31, 2016, respectively)	116	-
Common stock, ($0.0001 par value; 750,000,000 shares authorized, 936,519 and 383,751 shares issued and outstanding as of December 31, 2017, and 2016, respectively)	94	38
Additional paid-in capital	10,398,908	6,941,510

Accumulated deficit	(8,540,715)	(4,601,406)
Accumulated other comprehensive loss	(400)	(32,941)
Total Stockholders’ Equity	1,859,566	2,309,828

Total Liabilities and Stockholders’ Equity	$3,603,098	$3,030,445

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Audited)

	For the Years Ended December 31,
	2017	2016

Net sales	$6,004,955	$4,698,638
Cost of sales	4,854,216	3,623,516

Gross profit	1,150,739	1,075,122

Operating Expenses
Selling, general and administrative	583,900	566,186
Salaries, wages and payroll taxes	688,589	664,705
Stock-based compensation	600,000	190,000
Professional fees	551,470	992,952
Depreciation and amortization	284,386	291,803
Total Operating Expenses	2,708,345	2,705,646

Loss from Operations	(1,577,606)	(1,630,524)

Other Expense
Interest expense	831	603,160
Foreign currency exchange rate variance	49,669	102,554
Change in fair value of derivative instruments, net	(1,237)	(426,093)
Other expense	2,308,981	679,778
Total Other Expense	2,358,244	959,399

Loss before provision for income taxes	(3,915,850)	(2,589,923)

Provision for income taxes	23,459	-

Net loss	(3,939,309)	(2,589,923)

Comprehensive loss:
Net loss	(3,939,309)	(2,589,923)
Foreign currency translation adjustments	32,541	(20,678)
Net loss available to common stockholders	$(3,906,768)	$(2,610,601)

Net loss Per Share - Basic	$(8.10)	$(11.42)
Net loss Per Share - Diluted	$(8.10)	$(11.42)
Weighted average common shares outstanding
Basic	482,531	228,518
Diluted	482,531	228,518

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2017

(Audited)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2016			6,666	1.00	3,337,442	334

Post-split retroactive effect on shares 1:150

Common stock issued for prepaid services	-	-	-	-	-	-
Preferred stock conversions to common	-	-	-	-	(347,077)	(35)
Preferred stock issued upon the conversion of convertible notes	-	-	-	-	-	-
Stock-based compensation in connection with options granted	-	-	-	-	-	-
Common stock issued for accounts payable	-	-	-	-	-	-
Sale of Series H Preferred Stock	-	-	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	-	-	-	-	550,000	55
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Change in fair value of derivative	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2016	-	$-	6,666	$1	3,540,365	$354

Preferred stock conversions to common	-	-	(3,333)	(0.33)	(1,626,689)	(163)
Sale of Preferred stock Series J	-	-	-	-	-	-
Preferred stock issued for settlement of Accounts Payable	-	-	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series F, G and H Subscribers	-	-	-	-	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2017	-	$-	3,333	$1	1,913,676	$191

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2017

(Audited)

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2016	4,673,010	467	8,621,589	863	1,099,998	110

Post-split retroactive effect on shares 1:150

Common stock issued for prepaid services	-	-	-	-	-	-
Preferred stock conversions to common	(1,244,026)	(124)	(691,938)	(69)
Preferred stock issued upon the conversion of convertible notes	-	-	-	-	-	-
Stock-based compensation in connection with options granted	-	-	-	-	-	-
Common stock issued for accounts payable	-	-	-	-	-	-
Sale of Series H Preferred Stock	-	-	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Change in fair value of derivative	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2016	3,428,984	$343	7,929,651	$793	1,099,998	$110

Preferred stock conversions to common	(536,875)	(54)	(2,755,451)	(276)	(749,999)	(75.00)
Sale of Preferred stock Series J	-	-	-	-	-	-
Preferred stock issued for settlement of Accounts Payable	-	-	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series F, G and H Subscribers	-	-	-	-	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2017	2,892,109	$289	5,174,200	$517	349,999	$35

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2017

(Audited)

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2016	-	-	-	-	-	-

Post-split retroactive effect on shares 1:150

Common stock issued for prepaid services	-	-	-	-	-	-
Preferred stock conversions to common					(22,000)	(2)
Preferred stock issued upon the conversion of convertible notes	10,083,351	1,008	-	-	-	-
Stock-based compensation in connection with options granted	-	-	-	-	-	-
Common stock issued for accounts payable	-	-	-	-	-	-
Sale of Series H Preferred Stock	-	-	87,500	9	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	-	-	-	-	114,944	11
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Change in fair value of derivative	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2016	10,083,351	$1,008	87,500	$9	92,944	$9

Preferred stock conversions to common	(4,880,749)	(488)	(73,759)	(7)	(43,834)	(4.38)
Sale of Preferred stock Series J	-	-	-	-	-	-
Preferred stock issued for settlement of Accounts Payable	-	-	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series F, G and H Subscribers	-	-	-	-	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2017	5,202,602	$520	13,741	$1	49,110	$5

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2017

(Audited)

	Preferred Stock - Series J		Preferred Stock - Series K		Common Stock
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2016	-	-	-	-	19,252,082	$1,925

Post-split retroactive effect on shares 1:150					(19,122,046)	(1,912)

Common stock issued for prepaid services	-	-	-	-	911	-
Preferred stock conversions to common	-	-	-	-	249,804	25
Preferred stock issued upon the conversion of convertible notes	-	-	-	-	-	-
Stock-based compensation in connection with options granted	-	-	-	-	-	-
Common stock issued for accounts payable	-	-	-	-	3,000	0.30
Sale of Series H Preferred Stock	-	-	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Change in fair value of derivative	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2016	-	$-	-	$-	383,751	$38

Preferred stock conversions to common	(9,971)	(1)	(9,786)	(0.98)	552,768	55
Sale of Preferred stock Series J	50,000	5	-	-	-	-
Preferred stock issued for settlement of Accounts Payable	4,669	0.47	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series F, G and H Subscribers	-	-	1,166,652	117	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2017	44,698	$4	1,156,866	$116	936,519	$94

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2017

(Audited)

	Additional	Accumulated	Comprehensive	Stockholders’
	Paid in Capital	Deficit	Income (Loss)	Equity

Balance January 1, 2016	$4,901,838	$(2,011,483)	$(12,263)	$2,881,792

Post-split retroactive effect on shares 1:150	1,912	-	-	-

Common stock issued for prepaid services	99,999	-	-	99,999
Preferred stock conversions to common	205	-	-	-
Preferred stock issued upon the conversion of convertible notes	649,662	-	-	650,670
Stock-based compensation in connection with options granted	190,000	-	-	190,000
Common stock issued for accounts payable	22,500	-	-	22,500
Sale of Series H Preferred Stock	349,991	-	-	350,000
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	679,711	-	-	679,778
Imputed interest expense related to related party note payable issued for recapitalization	1,133	-	-	1,133
Change in fair value of derivative	44,558	-	-	44,558
Comprehensive loss		-	(20,678)	(20,678)
Net loss	-	(2,589,923)	-	(2,589,923)

Balance, December 31, 2016	$6,941,510	$(4,601,406)	$(32,941)	$2,309,828

Preferred stock conversions to common	1,014	-	-	-
Sale of Preferred stock Series J	499,995	-	-	500,000
Preferred stock issued for settlement of Accounts Payable	46,694	-	-	46,694
Preferred stock issued due to antidilution clauses of the Preferred Series F, G and H Subscribers	2,308,864	-	-	2,308,981
Stock based compensation for options granted	600,000	-	-	600,000
Imputed interest expense related to related party note payable issued for recapitalization	831	-	-	831
Comprehensive income (loss)	-		32,541	32,541
Net loss	-	(3,939,309)	-	(3,939,309)
				-
Balance, December 31, 2017	$10,398,908	$(8,540,715)	$(400)	$1,859,566

See accompanying notes to consolidated financial statements

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(3,939,309)	$(2,589,923)
Adjustments to reconcile net loss to net cash used in operations
Imputed interest	831	1,133
Amortization of intangible asset	25,000	25,000
Amortization of convertible notes payable discount, net	-	602,515
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	161,164	262,500
Preferred stock-based price protection expense	2,308,981	679,778
Change in fair value of derivative liabilities	(1,237)	(426,093)
Depreciation expense	259,386	266,803
Stock-based compensation	600,000	190,000
Changes in operating assets and liabilities:
Accounts receivable	(197,737)	19,960
Inventory	2,372	(83,749)
Prepaid expenses	(72,454)	47,981
Unbilled revenue	(35,171)	11,419
Other current assets	(18,372)	13,504
Accounts payable and accrued expenses	365,475	(50,827)
Provision for income taxes	12,461	-
Deferred revenue	213,365	(14,037)
Net Cash Used In Operating Activities	(315,245)	(1,044,036)

Cash Flows From Investing Activities:
Purchase of property and equipment	(33,193)	(26,448)
Net Cash Used In Investing Activities	(33,193)	(26,448)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	500,000	350,000
Repayments of convertible debt	-	(100,834)
Repayments (to) from related party, net	(60,455)	(6,598)
Net Cash Provided by Financing Activities	439,545	242,568

Effect of exchange rate on cash	27,486	(20,678)

Net decrease in Cash	118,593	(848,596)

Cash at Beginning of Year	114,733	963,329
Cash at End of Year	$233,326	$114,733

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$6,413	$3,898

Non Cash Financing and Investing Activity
Issuance of preferred stock for price protection expense	$2,308,981	$-
Issuance of common stock for prepaid services	$-	$100,000
Issuance of common and preferred stock for accounts payable	$46,694	$22,500
Issuance of preferred stock for conversion of debt	$-	$650,670

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Orbital Tracking Corp. (the “Company”) was formerly Great West Resources, Inc., a Nevada corporation. The Company is a provider of satellite-based hardware, airtime and related services both in the United States and internationally. The Company’s principal focus is on growing the Company’s existing satellite-based hardware, airtime and related services business line and developing the Company’s own tracking devices for use by retail customers worldwide.

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

A wholly-owned subsidiary, Orbital Satcom Corp. (“Orbital Satcom”), a Nevada corporation was formed on November 14, 2014.

On March 28, 2014, the Company merged with and into a wholly-owned subsidiary of the Company (“Great West”) solely for the purpose of changing its state of incorporation to Nevada from Delaware (the “Reincorporation”), effecting a 1:150 reverse split of its common stock, and changing its name to Great West Resources, Inc. in connection with the plans to enter into the business of potash mining and exploration. During late 2014, the Company abandoned its efforts to enter the potash mining and exploration business. All references in the audited consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split of 1:150.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For accounting purposes, this transaction was accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with GTCL considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Company was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTCL and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. See Note 10 - Stockholders Equity.

On March 8, 2018, our then-outstanding 140,224,577 shares of common stock outstanding were reduced by a reversed split for a ratio of 1 for 150. As of March 30, 2018, we have 936,519 shares of common stock issued and outstanding post-split. The number of authorized shares of our common stock will not be reduced by the reverse stock split. Accordingly, the reverse Stock split will have the effect of creating additional unissued and unreserved shares of our common stock. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split. See Note 10 - Stockholders Equity.

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

The remaining liabilities for discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel-efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017	December 31, 2016
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$(112,397)	$(112,397)

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, Orbital Satcom Corp. and Global Telesat Communcations Ltd. All material intercompany balances and transactions have been eliminated in consolidation.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2017, and 2016, there is an allowance for doubtful accounts of $431 and $7,258, respectively.

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

The relevant translation rates are as follows: for the year ended December 31, 2017 closing rate at 1.350291 US$: GBP, average rate at 1.288190 US$: GBP and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$: GBP.

Revenue Recognition

The Company recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty. Historically, the Company has not incurred significant expenses for warranties. Equipment sales which have been prepaid, before the goods are shipped are recorded as deferred revenue and once shipped is recognized as revenue. The Company also records as deferred revenue, certain annual plans for airtime, which are paid in advance. Once airtime services are incurred they are recognized as revenue. Unbilled revenue is recognized for airtime plans whereby the customer is invoiced for its data usage the following month after services are incurred.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost of Product Sales and Services

Cost of sales consists primarily of materials, airtime and overhead costs incurred internally and amounts incurred to contract manufacturers to produce our products, airtime and other implementation costs incurred to install our products and train customer personnel, and customer service and third party original equipment manufacturer costs to provide continuing support to our customers. There are certain costs which are deferred and recorded as prepaids, until such revenue is recognized. Refer to revenue recognition above as to what constitutes deferred revenue.

Shipping and handling costs are included as a component of costs of product sales in the Company’s consolidated statements of operations because the Company includes in revenue the related costs that the Company bills its customers.

Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in first-out cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analysis and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded to cost of goods sold.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this Update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This guidance is not expected to have a material impact upon our financial condition or results of operations

Prepaid expenses

Prepaid expenses amounted to $82,454 and $171,164 at December 31, 2017 and 2016, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements and product costs associated with deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

Intangible assets

Intangible assets include customer contracts purchased and recorded based on the cost to acquire them. These assets are amortized over 10 years. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2017 and 2016 respectively.

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

The estimated useful lives of property and equipment are generally as follows:

Years
Office furniture and fixtures	4
Computer equipment	4
Rental equipment	4
Appliques	10
Website development	2

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2016 to December 31, 2017:

Warrant liability
Balance at January 1, 2016	$4,356

Change in fair value included in earnings	(3,119)
Balance at December 31, 2016	1,237
Change in fair value included in earnings	(1,237)
Balance at December 31, 2017	$-

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

Tax positions that meet the more likely than not recognition threshold is measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 6,667 of its common stock, par value $0.0001, at $7.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. We spent $0 in the fiscal years ending December 31, 2017 and December 31, 2016 on research and development.

Presentation of Financial Statements—Going Concern

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity. For the Company, comprehensive loss for the years ended December 31, 2017 and 2016 included net loss and unrealized losses from foreign currency translation adjustments.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are dilutive common stock equivalents during the year ended:

	December 31, 2017	December 31, 2016
Convertible preferred stock	2,006,399	1,416,762
Stock Options	285,667	85,667
Stock Warrants	-	33
Total	2,292,066	1,502,462

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. These reclassifications had no effect on previously reported results of operations. The Company reclassified certain expense accounts to conform to the currents year’s treatment.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers — Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014-09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard but provide clarity and implementation guidance. The Company will adopt this standard on January 1, 2018 and selected the modified retrospective transition method. The Company will modify its accounting policies to reflect the requirements of this standard however, the planned adoption will not affect the Company’s financial statements and related disclosures for these periods.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new guidance on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The Company is currently evaluating the requirements of this new guidance and has not yet determined its impact on the Company’s financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA). SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statements.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2017, the Company had an accumulated deficit of approximately $8,540,715, negative working capital of approximately $122,634 and net loss of approximately $3,939,309 during the year ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORIES

At December 31, 2017 and 2016, inventories consisted of the following:

	December 31, 2017	December 31, 2016
Finished goods	$332,895	$335,267

Less reserve for obsolete inventory		-
Total	$332,895	$335,267

For the years ended December 31, 2017 and 2016, the Company did not make any change for reserve for obsolete inventory and deemed unnecessary.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $82,454 and $171,164 at December 31, 2017 and 2016, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements, as well as cost associated with certain deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Stock Based Compensation

On February 11, 2016, the Company issued an aggregate of 911 shares of common stock valued at $110 per share, or $100,000 to a consultant as compensation for services. The amortization is included in professional fees, as reflected in the accompanying consolidated statements of operations.

The following table represents the amounts included in the accompanying consolidated financial statements, as summarized:

	December 31, 2017	December 31, 2016
Compensation for services	$-	$403,212
Placement fees and transaction costs	161,164	379,932
Less accumulated amortization	(161,164)	(621,980)
Total	$-	$161,164

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2017	December 31, 2016
Office furniture and fixtures	$81,467	$64,712
Computer equipment	29,894	29,066
Rental equipment	40,298	26,017
Appliques	2,160,096	2,160,096
Website development	23,776	100,436

Less accumulated depreciation	(578,331)	(401,989)

Total	$1,757,200	$1,978,338

Depreciation expense was $259,386 and $266,803 for the years ended December 31, 2017 and 2016, respectively. The Company recognized fully amortized assets of $95,097, as a reduction in its gross assets offset against accumulated depreciation.

NOTE 6 – INTANGIBLE ASSETS

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of customer contracts are included in depreciation and amortization. For the year ended December 31, 2017, the Company amortized $25,000. Future amortization of intangible assets is as follows:

2018	$25,000
2019	25,000
2020	25,000
2021	25,000
2022 and thereafter	75,000
Total	$175,000

On February 19, 2015, the Company issued 6,667 of its common stock, par value $0.0001, at $7.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Accounts payable	$659,285	$373,288
Rental deposits	22,303	12,307
Customer deposits payable	27,792	10,518
Accrued wages	10,302	-
Payroll liabilities	5,600	4,908
Sales tax payable	2,017	1,769
VAT liability	34,520	27,399
Pre-merger accrued other liabilities	65,948	65,948
Accrued other liabilities	27,920	40,769
Total	$855,687	$536,906

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

On May 17, 2016, the Company entered into exchange agreements with holders of the Company’s outstanding $504,168 convertible notes originally issued on December 28, 2015 pursuant to which the Notes were cancelled, and the exchanging holders were issued an aggregate of 10,083,351 shares of newly designated Series G Convertible Preferred

At December 31, 2017 and 2016, the outstanding balance of convertible debentures and amortization of debt discounts for the convertible debentures was $0, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the issuance of its 6% convertible debentures and related warrants, the Company has determined that the terms of the convertible warrants include down-round provisions under which the exercise price could be affected by future equity offerings. Accordingly, the warrants are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. On May 17, 2016, the Company entered into exchange agreements with holders of the Company’s outstanding $504,168 convertible notes originally issued on December 28, 2015 pursuant to which the Notes were cancelled, and the exchanging holders were issued an aggregate of 10,083,351 shares of newly designated Series G Convertible Preferred. Upon the conversion, additional paid in capital increased $649,662 from the decrease in convertible notes payable of $504,168, decrease in derivative liabilities of $146,502 and increase in Series G Convertible Preferred Stock of $1,008.

The convertible notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company fully recorded amortization for the discount to the convertible notes of $602,515 at December 31, 2016. As the liabilities were fully amortized for the period ended December 31, 2016, the amount of derivative liability recorded for the year ended December 31, 2017 and 2016 was $0. The gain resulting from the decrease in fair value of this convertible instrument was $0 and $422,974 for the years ended December 31, 2017 and 2016, respectively. The Company has recognized derivative liabilities for related warrants of $0 and $1,237 at December 31, 2017 and December 31, 2016, respectively. The warrants expired in May of 2017. The gain resulting from the decrease in fair value of this convertible instrument was $1,237 and $2,815 for the years ended December 31, 2017 and 2016, respectively.

	Conversion feature derivative liability	Warrant liability	Total
Balance at January 1, 2016	$614,035	$4,356	$618,391

Change in fair value included in earnings	(422,974)	(3,119)	(426,093)
Net effect on additional paid in capital	(191,062)	-	(191,062)
Balance at December 31, 2016	-	1,237	1,237
Change in fair value included in earnings	-	(1,237)	(1,237)
Balance at December 31, 2017	$-	$-	$-

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	December 31, 2017	December 31, 2016
Expected volatility	-	263.35%
Expected term - years	-	0.35
Risk-free interest rate	-	1.22%
Expected dividend yield	-	-

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY

Capital Structure

On March 28, 2014, in connection with the Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reincorporation.

The authorized capital of the Company consists of 750,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share, as of December 31, 2017. On March 5, 2016, the Company shareholders voted in favor of an amendment to its Articles of Incorporation to increase the total number of shares of authorized capital stock to 800,000,000 shares consisting of (i) 750,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock from 220,000,000 shares consisting of (i) 200,000,000 shares of common stock and (ii) 20,000,000 shares of preferred stock.

Effective March 8, 2018, we conducted a reverse split of our common stock at a ratio of 1 for 150. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

Preferred Stock

As of December 31, 2017, there were 50,000,000 shares of Preferred Stock authorized. On March 6, 2016, the Company’s shareholders increased the authorized shares of its preferred stock to 50,000,000 from 20,000,000.

On December 5, 2017, pursuant to the approval of our board of directors and a majority of the shareholders in each class, we amended the Certificates of Designation for our Series C, D, E, H, I, J, and K Preferred Stock. The amendments changed the conversion rights of these classes of preferred stock such that the Maximum Conversion as defined in each such Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

Series A Convertible Preferred Stock

On March 28, 2014, in connection with the merger with and into the Company’s former subsidiary Great West Resources, Inc., each issued and outstanding share of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, was converted into 1/150th shares of Series A Convertible Preferred Stock, par value $0.0001 per share, for a total of 20,000 issued and outstanding shares of Series A Convertible Preferred Stock. Pursuant to the Series A Certificate of Designation, the Company designated 20,000 shares of its blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 1/150th share each of our common stock, subject to equitable adjustments after such events as stock dividends, stock splits or fundamental corporate transactions. The holders of our Series A Convertible Preferred Stock are entitled to 250 votes for each share of Series A Convertible Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record date is established, at the date such vote is taken, or any written consent of shareholders is solicited. In the event of a liquidation, dissolution or winding up of our business, the holder of the Series A Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series A Convertible Preferred Stock’s preferential payment and over our common stock.

As of December 31, 2017, and 2016, 20,000 shares of Series A Convertible Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series B Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series B Convertible Preferred Stock’s preferential payment and over our common stock. The Series B Convertible Preferred Stock is convertible into 5/150th shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series B Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series B Convertible Preferred Stock entitles the holder to cast 1/150th votes per share of Series B Convertible Preferred Stock owned at the time of such vote, subject to the 9.99% beneficial ownership limitation.

As of December 31, 2017, 30,000 shares of Series B Convertible Preferred Stock, $0.0001 par value were authorized with 3,333 issued, outstanding and convertible into 111 shares of common stock, without regard to beneficial ownership limitations.

As of December 31, 2016, there were 6,666 shares of Series B Convertible Preferred Stock issued, outstanding and convertible into 222 shares of common stock, without regard to beneficial ownership limitations.

Series C Convertible Preferred Stock

On October 10, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series C Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series C Convertible Preferred Stock. Pursuant to the Series C Certificate of Designation, as amended on February 19, 2015, the Company designated 4,000,000 shares of its blank check preferred stock as Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share. In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series C Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series C Convertible Preferred Stock’s preferential payment and over our common stock. The Series C Convertible Preferred is convertible into 10/150th shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series C Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series C Convertible Preferred. Each share of Series C Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series C Convertible Preferred entitles the holder to cast 10/150th votes per share of Series C Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation. On December 5, 2017, pursuant to the approval of our board of directors and a majority of the shareholders in each class, we increased the maximum conversion limit from 4.99% to 9.99%.

On February 19, 2015, the Company filed an amendment to the Certificate of Designation of Rights and Preferences of its Series C Convertible Preferred Stock, increasing the authorized shares of Series C Convertible Preferred Stock to 4,000,000 from 3,000,000.

As per the Certificate of Designation, for Convertible Preferred Series C Stock, other than in connection with Excepted Issuances, if at any time during the period beginning on the Closing Date of the Convertible Preferred Series C Stock subscription and ending two (2) years thereafter, the Company shall issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at conversion ratio per share which shall be less than 10/150th or 0.0667 per share, as of February 19, 2015, (the “Lower Price Issuance”), then the Company shall issue such additional Units such that the Subscriber shall hold that number of Units, in total, had such Subscriber purchased the Units with the same conversion ratio to the Lower Price Issuance. On October 28, 2016, the Company entered into separate subscription with accredited investors relating to the issuance and sale of $350,000, of shares of Series H convertible preferred stock at a conversion ratio of 100/150th or 0.6667 per share. The Company is required to issue to certain prior investors an aggregate of 550,000 shares of Series C Convertible Preferred Stock, which is convertible into an aggregate of 36,667 shares of the Company’s common stock.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 31, 2017, the Company issued to a vendor as settlement of Preferred Series C Stock issued for services, 76,763 shares of Series K Preferred Stock, convertible into 51,175 shares of common stock, in lieu of Series C Preferred Stock.

On December 5, 2017, the board of directors and a majority of the shareholders for the respective class of preferred shares, amended the Certificates of Designation for Series C Preferred Stock. The amendments changed the conversion rights of the class of preferred stock such that the Maximum Conversion as defined in the Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

As of December 31, 2017, 4,000,000 shares of Series C Convertible Preferred Stock, $0.0001 par value were authorized; with 1,913,676 and issued, outstanding, and convertible into 127,578 shares of common stock, without respect to beneficial ownership conversion limitations.

As of December 31, 2016, there were 3,540,365 shares of Series C Convertible Preferred Stock issued, outstanding and convertible into 236,024 shares of common stock, without regard to beneficial ownership conversion limitations.

Series D Convertible Preferred Stock

On October 15, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series D Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series D Convertible Preferred Stock. Pursuant to the Series D Certificate of Designation, the Company designated 5,000,000 shares of its blank check preferred stock as Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share. In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series D Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series D Convertible Preferred Stock’s preferential payment and over our common stock. The Series D Convertible Preferred is convertible into 20/150th shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series D Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series D Convertible Preferred Stock.

Each share of Series D Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series D Convertible Preferred Stock entitles the holder to cast 20/150th votes per share of Series D Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

On December 5, 2017, the board of directors and a majority of the shareholders for the respective class of preferred shares, amended the Certificates of Designation for Series D Preferred Stock. The amendments changed the conversion rights of the class of preferred stock such that the Maximum Conversion as defined in the Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

As of December 31, 2017, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized; 2,892,109 issued, outstanding and convertible into 385,615 shares of common stock, without regard to beneficial ownership conversion limitations.

As of December 31, 2016, there were 3,428,984 shares of Series D Convertible Preferred Stock issued, outstanding and convertible into 457,198 shares of common stock, without regard to beneficial ownership conversion limitations.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series E Convertible Preferred Stock

On February 19, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series E Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series E Convertible Preferred Stock. Pursuant to the Series E Certificate of Designation, the Company designated 8,746,000 shares of its blank check preferred stock as Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock has a stated value equal to its par value of $0.0001 per share. In the event of a liquidation, dissolution or winding up of the Company, the holder of the Series E Convertible Preferred Stock would have preferential payment and distribution rights over any other class or series of capital stock that provide for Series E Convertible Preferred Stock’s preferential payment and over our common stock. The Series E Convertible Preferred Stock is convertible into 10/150th shares of the Company’s common stock. The Company is prohibited from effecting the conversion of the Series E Convertible Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series E Convertible Preferred Stock entitles the holder to cast 10/150th votes per share of Series E Convertible Preferred Stock owned at the time of such vote, subject to the 4.99% beneficial ownership limitation.

On February 19, 2015, the Company entered into a share exchange agreement with Global Telesat Communications Limited, a Private Limited Company formed under the laws of England and Wales (“GTCL”) and all of the holders of the outstanding equity of GTCL (the “GTCL Shareholders”). Upon closing of the transactions contemplated under the share exchange agreement, the GTCL Shareholders transferred all of the issued and outstanding equity of GTCL to the Company in exchange for (i) an aggregate of 16,933 shares of the common stock of the Company and 8,746,000 shares of the newly issued Series E Preferred Stock of the Company with each share of Series E Preferred Stock convertible into 10/150th shares of common stock, (ii) a cash payment of $375,000 and (iii) a one-year promissory note in the amount of $122,536. Such exchange caused GTCL to become a wholly owned subsidiary of the Company.

On December 5, 2017, the board of directors and a majority of the shareholders for the respective class of preferred shares, amended the Certificates of Designation for Series E Preferred Stock. The amendments changed the conversion rights of the class of preferred stock such that the Maximum Conversion as defined in the Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

As of December 31, 2017, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized; 5,174,200 issued, outstanding and convertible into 344,947 shares of common stock, without regard to beneficial ownership conversion limitations.

As of December 31, 2016, there were 7,929,651 shares issued, outstanding and convertible into 528,643 shares of common stock, without regard to beneficial ownership conversion limitations.

Series F Convertible Preferred Stock

On December 28, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series F Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series F Convertible Preferred Stock. Pursuant to the Series F Certificate of Designation, each Series F Convertible Preferred Stock are convertible into 1/150th or 0.0067, shares of common stock. The stated value of each Series F Convertible Preferred Stock is $0.50, the conversion ratio is subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Series F Convertible Preferred Stock Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Series F Convertible Preferred Stock. On December 5, 2017, pursuant to the approval of our board of directors and a majority of the shareholders in each class, we increased the maximum conversion limit from 4.99% to 9.99%. Each Series F Convertible Preferred Stock Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each Series F Convertible Preferred Stock Share entitles the holder to cast 1/150th or 0.0067 vote per share of Series F Convertible Preferred Stock, owned at the time of such vote subject to the 4.99% beneficial ownership limitation. Prior to December 31, 2017, in the event the Company issues securities at a per share price less than the conversion price for a period of two years from the closing, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Series F Convertible Preferred Stock with a conversion price equal to the lower price issuance.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2015, the Company entered into separate subscription agreements with accredited investors relating to the issuance and sale of $550,000 of 1,099,998 shares of Series F Convertible Preferred Stock at a purchase price of $0.50 per share.

On October 28, 2016, issued to certain prior investors of Series F Convertible Preferred Stock an aggregate of 91,944 shares of Series I Convertible Preferred stock which is convertible into an aggregate of 61,296 shares of the Company’s common stock in relation to the subscription of the issuance and sale of $350,000, of shares of Series H convertible preferred stock at a purchase price of $4.00 per share and the initial conversion ratio of 1/150th or 0.0667 a share each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The conversion ratio which is less than 1/150th or 0.0667, a share then the Company shall issue such additional Units such that the Subscriber shall hold that number of Units, in total, had such Subscriber purchased the Units with the same conversion ratio equal to the Lower Price Issuance. As of December 31, 2017, all such price protection obligations have expired.

On December 5, 2017, the board of directors and a majority of the shareholders for the respective class of preferred shares, amended the Certificates of Designation for Series F Preferred Stock. The amendments changed the conversion rights of the class of preferred stock such that the Maximum Conversion as defined in the Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

As of December 31, 2017, 1,100,000 Series F Convertible Preferred Stock shares were authorized; 349,999 shares of Series F Convertible Preferred Stock were issued, outstanding and convertible into 2,333 shares of common stock, without regard to beneficial ownership limitations.

As of December 31, 2016, there were 1,099,998 shares of Series G Convertible Preferred Stock issued, outstanding and convertible into 7,333 shares of common stock, without regard to the beneficial ownership limitations.

Series G Preferred Stock

On May 17, 2016, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series G Preferred Stock, setting forth the rights, powers, and preferences of the Series G Preferred Stock. Pursuant to the Series G Certificate of Designation, the Company designated 10,090,000 shares of its blank check preferred stock as Series G Preferred Stock (the “Preferred G Shares”), which are convertible into 1/150th or 0.0067 shares, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred G Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred G Shares. Each Preferred G Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each Preferred G Share entitles the holder to cast one vote per share of Series G Preferred Stock owned at the time of such vote subject to the 4.99% beneficial ownership limitation.

On October 28, 2016, the Company issued to certain prior investors of Series G Preferred Convertible Shares an aggregate of 23,000 shares convertible Series I Preferred, which is convertible into an aggregate of 15,333 shares of the Company’s common stock in relation to the subscription of the issuance and sale of Series H Convertible Preferred Stock $350,000, of shares of at a purchase price of $0.05 per share. Each share of Series H Preferred is convertible into 1/150th or 0.0067 a share. The conversion ratio per share which is less than 0.0067 of a share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, then the Company shall issue such additional Units such that the Subscriber shall hold that number of Units, in total, had such Subscriber purchased the Units with the same conversion ratio to the Lower Price Issuance. As of December 31, 2017, there are no longer any Lower Price Issuance price protection in effect.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 5, 2017, the board of directors and a majority of the shareholders for the respective class of preferred shares, amended the Certificates of Designation for Series G Preferred Stock. The amendments changed the conversion rights of the class of preferred stock such that the Maximum Conversion as defined in the Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

As of December 31, 2017, there were 10,090,000 shares authorized and 5,202,602 shares of Series G Convertible Preferred Stock issued, outstanding and convertible into 34,684 shares of common stock, without regard to the beneficial ownership limitations.

As of December 31, 2016, there were 10,083,351 shares of Series G Convertible Preferred Stock issued, outstanding and convertible into 67,222 shares of common stock, without regard to the beneficial ownership limitations.

Series H Preferred Stock

On October 13, 2016, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series H Preferred Stock, setting forth the rights, powers, and preferences of the Series H Preferred Stock. Pursuant to the Series H Certificate of Designation, the Company designated 200,000 shares of its blank check preferred stock as Series H Preferred Stock (the “Preferred H Shares”), each share of Series H Preferred is convertible into 100/150th or 0.6667 shares of common stock, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, as subject to adjustment as set forth in the Preferred Series H Certificate of Designation. The Company is prohibited from effecting a conversion of the Series H Preferred Shares to the extent that, as a result of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding, immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred Stock. Each Preferred Series H Share entitles the holder to cast 100/150th vote per share of Series H Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation.

On December 5, 2017, the board of directors and a majority of the shareholders for the respective class of preferred shares, amended the Certificates of Designation for Series H Preferred Stock. The amendments changed the conversion rights of the class of preferred stock such that the Maximum Conversion as defined in the Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

As of December 31, 2017, there were 200,000 shares authorized; par value $0.0001, and 13,741 shares of Series H Preferred Stock issued and outstanding convertible into up to 9,161 shares of common stock without regard to the beneficial ownership limitation.

As of December 31, 2016, there were 200,000 shares authorized; par value $0.0001, and there were 87,500 shares of Series H Preferred Stock issued and outstanding convertible into up to 58,333 shares of common stock without regard to the beneficial ownership limitation.

Series I Preferred Stock

On October 13, 2016, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series I Preferred Stock, setting forth the rights, powers, and preferences of the Series I Preferred Stock. Pursuant to the Series I Certificate of Designation, the Company designated 114,944 shares of its blank check preferred stock as Series I Preferred Stock, each of which is convertible into 100/150th shares of common stock. The Company is prohibited from effecting a conversion of the Series I Preferred Shares to the extent that, as a result of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series I Preferred Stock. Each Preferred I Share entitles the holder to cast 100/150th vote per share of Series I Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 5, 2017, the board of directors and a majority of the shareholders for the respective class of preferred shares, amended the Certificates of Designation for Series I Preferred Stock. The amendments changed the conversion rights of the class of preferred stock such that the Maximum Conversion as defined in the Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

As of December 31, 2017, there were 114,944 shares authorized and 49,110 shares of Series I Convertible Preferred Stock issued and outstanding, convertible into up to 32,740 shares of common stock without regard to the beneficial ownership limitation.

As of December 31, 2016, there were 92,944 shares of Series I Convertible Preferred Stock issued, outstanding, and convertible into 61,963 shares of common stock without regard to the beneficial ownership limitation.

Series J Preferred Stock

On May 31, 2017, the Company entered separate subscription agreements with accredited investors relating to the issuance and sale of 50,000 of shares of Series J Preferred Stock at a purchase price of $10.00 per share, as well as, the issuance of 4,669 shares of Series J Preferred Stock for accounts payable of $46,694. Each share of Preferred Series J is convertible into 6.6667 shares of the company’s common stock, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, as subject to adjustment as set forth in the Series J certificate of designation. The Company is prohibited from effecting a conversion of the Series J Preferred Stock to the extent that, because of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series J Preferred Stock. Each share of Series J Preferred Stock entitles the holder to cast 1/150th vote per share of Series J Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation. The Company received the necessary consents as required from prior subscription agreements, Series F Preferred Stock, Series G Preferred Stock and Preferred Series H Preferred Stock, as well as antidilution rights. The Company was required to issue 1,089,389 shares of Series K Preferred Stock, which is convertible into 726,259 shares of the Company’s common stock, to the certain holders for the consent and anti-dilution rights. In addition, the Company issued to a vendor as settlement of Preferred Series C Stock issued for services, 76,763 shares of Series K Preferred Stock, convertible into 51,175 shares of common stock, in lieu of Series C Preferred Stock. The additional issuances for the consent, anti-dilution rights and settlement, resulted in the recording of other expense and additional paid in capital of $2,308,981. As of December 31, 2017, there are no longer any Lower Price Issuance protection in effect.

On December 5, 2017, the board of directors and a majority of the shareholders for the respective class of preferred shares, amended the Certificates of Designation for Series J Preferred Stock. The amendments changed the conversion rights of the class of preferred stock such that the Maximum Conversion as defined in the Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

As of December 31, 2017, there were 125,000 shares authorized and 44,698 shares of Series J Convertible Preferred Stock issued, outstanding and convertible into 297,987 shares of common stock without regard to the beneficial ownership limitation.

As of December 31, 2016, there were no shares issued and outstanding of Series J Convertible Preferred Stock.

Series K Preferred Stock

On May 31, 2017, the Company was required to issue 1,089,389 shares of Series K Preferred Stock, which is convertible into 726,259 shares of the Company’s common stock, to the certain holders for the consent and anti-dilution rights from the Series J Preferred Stock issuance. In addition, the Company issued to a vendor as settlement of Preferred Series C Stock issued for services, 76,763 shares of Series K Preferred Stock, convertible into 51,175 shares of common stock, in lieu of Series C Preferred Stock. Each share of Series K Preferred Stock is convertible into 100/150th or 0.6667 a share of common stock. Pursuant to the terms of the Series K Preferred Stock, a holder cannot convert any of the Series K Preferred Stock if such holder would beneficially own, after any such conversion, more than 4.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series K Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 100/150th or 0.6667 a share of Series K Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken, or any written consent of shareholders is solicited.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 5, 2017, the board of directors and a majority of the shareholders for the respective class of preferred shares, amended the Certificates of Designation for Series K Preferred Stock. The amendments changed the conversion rights of the class of preferred stock such that the Maximum Conversion as defined in the Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

As of December 31, 2017, there were 1,250,000 shares authorized; 1,156,866 of Series K Preferred Stock issued, outstanding and convertible into 771,244 shares of common stock, respectively without regard to the beneficial ownership limitation.

As of December 31, 2016, no shares of Series K Convertible Preferred Stock were authorized or issued.

Common Stock

As of December 31, 2017 and 2016, there were 750,000,000 shares of Common Stock authorized; 936,519 and 383,751 shares issued and outstanding, respectively. On March 28, 2016, the Company’s shareholders increased the authorized shares of its common stock to 750,000,000 from 200,000,000.

On January 4, 2016, the Company issued an aggregate of 500 shares of common stock upon the conversion of 7,500 shares of Series E Preferred Stock.

On January 29, 2016, the Company issued an aggregate of 5,667 shares of common stock upon the conversion of 42,500 shares of Series D Preferred Stock.

On February 1, 2016, the Company issued an aggregate of 656 shares of common stock upon the conversion of 9,840 shares of Series E Preferred Stock.

On February 2, 2016, the Company issued an aggregate of 6,000 shares of common stock upon the conversion of 45,000 shares of Series D Preferred Stock.

On February 5, 2016, the Company issued an aggregate of 11 shares of common stock upon the conversion of 160 shares of Series E Preferred Stock.

On February 11, 2016, the Company issued an aggregate of 911 shares of common stock calculated by the average closing price of the Company’s common stock on its principal exchange for the 10 (ten) trading days immediately prior to the execution of the Agreement, or $100,000, to an investor relations consultant as compensation for services, which is amortized over the period of service.

On February 16, 2016, the Company issued an aggregate of 667 shares of common stock upon the conversion of 10,000 shares of Series E Preferred Stock.

On March 1, 2016, the Company issued an aggregate of 656 shares of common stock upon the conversion of 9,840 shares of Series E Preferred Stock.

On March 8, 2016, the Company issued an aggregate of 489 shares of common stock upon the conversion of 3,666 shares of Series D Preferred Stock.

On March 11, 2016, the Company issued an aggregate of 11 shares of common stock upon the conversion of 160 shares of Series E Preferred Stock.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2016, the Company issued an aggregate of 656 shares of common stock upon the conversion of 9,840 shares of Series E Preferred Stock.

On April 5, 2016, the Company issued an aggregate of 1,390 shares of common stock upon the conversion of 20,853 shares of Series C Preferred Stock.

On April 12, 2016, the Company issued an aggregate of 833 shares of common stock upon the conversion of 6,250 shares of Series D Preferred Stock.

On April 18, 2016, the Company issued an aggregate of 4,333 shares of common stock upon the conversion of 32,500 shares of Series D Preferred Stock.

On April 21, 2016, the Company issued an aggregate of 2,667 shares of common stock upon the conversion of 20,000 shares of Series D Preferred Stock.

On April 22, 2016, the Company issued an aggregate of 6,000 shares of common stock upon the conversion of 45,000 shares of Series D Preferred Stock.

On April 27, 2016, the Company issued an aggregate of 1,333 shares of common stock upon the conversion of 10,000 shares of Series D Preferred Stock.

On May 2, 2016, the Company issued an aggregate of 619 shares of common stock upon the conversion of 9,284 shares of Series E Preferred Stock.

On May 4, 2016, the Company issued an aggregate of 37 shares of common stock upon the conversion of 556 shares of Series E Preferred Stock.

On May 17, 2016, the Company issued an aggregate of 9,176 shares of common stock upon the conversion of 64,147 shares of Series C Preferred Stock and 36,750 shares of Series D Preferred Stock.

On May 18, 2016, the Company issued an aggregate of 16,138 shares of common stock upon the conversion of 62,077 shares of Series C Preferred Stock and 90,000 shares of Series D Preferred Stock. Also, on May 18, 2016 the Company issued an aggregate of 10,083,351 shares of Series G Preferred Stock upon the conversion of convertible notes of $504,168. Upon the conversion, additional paid in capital increased $649,662 from the decrease in convertible notes payable of $504,168, decrease in derivative liabilities of $146,502 and increase in Series G Preferred Stock of $1,008.

On May 20, 2016, the Company issued an aggregate of 5,067 shares of common stock upon the conversion of 38,000 shares of Series D Preferred Stock.

On May 23, 2016, the Company issued an aggregate of 1,667 shares of common stock upon the conversion of 12,500 shares of Series D Preferred Stock.

On May 25, 2016, the Company issued an aggregate of 6,333 shares of common stock upon the conversion of 47,500 shares of Series D Preferred Stock.

On June 1, 2016, the Company issued an aggregate of 656 shares of common stock upon the conversion of 9,840 shares of Series E Preferred Stock.

On June 6, 2016, the Company issued an aggregate of 10,207 shares of common stock upon the conversion of 76,551 shares of Series D Preferred Stock.

On June 8, 2016, the Company issued an aggregate of 6,667 shares of common stock upon the conversion of 50,000 shares of Series D Preferred Stock.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 13, 2016, the Company issued an aggregate of 3,333 shares of common stock upon the conversion of 25,000 shares of Series D Preferred Stock.

On June 30, 2016, the Company issued an aggregate of 3,333 shares of common stock upon the conversion of 50,000 shares of Series E Preferred Stock.

On July 5, 2016, the Company issued an aggregate of 7,056 shares of common stock upon the conversion of 48,000 shares of Series D Preferred Stock and 9,840 shares of Series E Preferred Stock.

On July 12, 2016, the Company issued an aggregate of 5,000 shares of common stock upon the conversion of 37,500 shares of Series D Preferred Stock.

On August 1, 2016, the Company issued an aggregate of 820 shares of common stock upon the conversion of 12,301 shares of Series E Preferred Stock.

On August 10, 2016, the Company issued an aggregate of 31,915 shares of common stock upon the conversion of 239,359 shares of Series D Preferred Stock.

On August 11, 2016, the Company issued an aggregate of 3,333 shares of common stock upon the conversion of 50,000 shares of Series E Preferred Stock.

On August 12, 2016, the Company issued an aggregate of 3,000 shares of common stock for payment of accounts payable of $22,500.

On August 22, 2016, the Company issued an aggregate of 6,667 shares of common stock upon the conversion of 50,000 shares of Series D Preferred Stock.

On September 1, 2016, the Company issued an aggregate of 820 shares of common stock upon the conversion of 12,301 shares of Series E Preferred Stock.

On September 21, 2016, the Company issued an aggregate of 3,333 shares of common stock upon the conversion of 50,000 shares of Series E Preferred Stock.

On September 23, 2016, the Company issued an aggregate of 10,000 shares of common stock upon the conversion of 75,000 shares of Series D Preferred Stock.

On September 26, 2016, the Company issued an aggregate of 6,667 shares of common stock upon the conversion of 100,000 shares of Series C Preferred Stock.

On October 1, 2016, the Company issued an aggregate of 820 shares of common stock upon the conversion of 12,301 shares of Series E Preferred Stock.

On October 26, 2016, the Company entered separate subscription agreements with accredited investors relating to the issuance and sale of $350,000 of shares of Series H Preferred Stock at a purchase price of $4.00 per share. For each share of Series H Preferred the holder would receive 100/150th or 0.6667, of a share, subject to adjustment as set forth in the Series H certificate of designation. The Company is prohibited from effecting a conversion of the Series H Preferred Stock to the extent that, because of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred Stock. Each share of Series H Preferred Stock entitles the holder to cast 1/150th or 0.6667, vote per share of Series H Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation. The Company received the necessary consents as required from prior subscription agreements, Series C Preferred Stock, Series G Preferred Stock and Preferred Series H Preferred Stock, as well as antidilution rights. Certain shareholders have waived their right to adjustment, equal treatment, most favored nations and other rights to which they were entitled pursuant to the Prior Offerings, including without limitation, certain rights granted to holders of our Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. The Company was required to issue 550,000 shares of its Series C Preferred Stock, which is convertible into 36,667 shares of the Company’s common stock and 114,944 shares of Series I Preferred Stock, which is convertible into 76,629 shares of the Company’s common stock. Series I Preferred Stock was issued to certain holders in lieu of Series G Preferred Stock and Series H Preferred Stock, this resulted in the recording of other expense of $679,778 to account for the issuance of the additional preferred shares to additional paid in capital.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 31, 2016, the Company issued an aggregate of 4,267 shares of common stock upon the conversion of 64,000 shares of Series E Preferred Stock.

On October 31, 2016, the Company issued an aggregate of 583 shares of Preferred Series H, upon execution of a subscription agreement for proceeds of $350,000.

On October 31, 2016, the Company issued an aggregate of 550,000 shares of Preferred Series C, and 114,944 shares of Preferred Series I, upon the execution of the subscription agreement for Preferred Series H, in accordance with their anti-dilution rights under their prior subscriptions. The Preferred Series C and Preferred Series I is convertible into 36,667 and 76,629 shares of the Company’s common stock, respectively, subject to the 4.99% beneficial ownership limitation.

On November 1, 2016, the Company issued an aggregate of 820 shares of common stock upon the conversion of 12,301 shares of Series E Preferred Stock.

On November 2, 2016, the Company issued an aggregate of 9,305 shares of common stock upon the conversion of 139,573 shares of Series E Preferred Stock.

On November 2, 2016, the Company, upon notice from the holder, rescinded and reissued 40,000 shares of Series D Preferred for an aggregate of 5,333 shares of common stock.

On November 2, 2016, the Company issued an aggregate of 3,333 shares of common stock upon the conversion of 50,000 shares of Series E Preferred Stock.

On November 4, 2016, the Company issued an aggregate of 6,667 shares of common stock upon the conversion of 100,000 shares of Series C Preferred Stock.

On November 23, 2016, the Company issued an aggregate of 13,333 shares of common stock upon the conversion of 100,000 shares of Series D Preferred Stock.

On December 1, 2016, the Company issued an aggregate of 4,153 shares of common stock upon the conversion of 62,301 shares of Series E Preferred Stock.

On December 22, 2016, the Company issued an aggregate of 6,667 shares of common stock upon the conversion of 100,000 shares of Series E Preferred Stock.

On December 28, 2016, the Company issued an aggregate of 33,333 shares of common stock upon the conversion of 125,000 shares of Series D Preferred Stock and the conversion of 22,000 shares of Series I Preferred Stock.

On January 3, 2017, the Company issued an aggregate of 5,445 shares of common stock upon the conversion of 35,000 shares of Series D Preferred Stock and 11,681 shares of Series E Preferred Stock.

On January 4, 2017, the Company issued an aggregate of 6,667 shares of common stock upon the conversion of 100,000 shares of Series E Preferred Stock.

On January 6, 2017, the Company issued an aggregate of 41 shares of common stock upon the conversion of 614 shares of Series E Preferred Stock.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 11, 2017, the Company issued an aggregate of 8,000 shares of common stock upon the conversion of 60,000 shares of Series D Preferred Stock.

On January 31, 2017, the Company issued an aggregate of 16,667 shares of common stock upon the conversion of 125,000 shares of Series D Preferred Stock

On March 2, 2017, the Company issued an aggregate of 6,667 shares of common stock upon the conversion of 50,000 shares of Series D Preferred Stock.

On March 7, 2017, the Company issued an aggregate of 6,667 shares of common stock upon the conversion of 100,000 shares of Series E Preferred Stock.

On April 21, 2017, the Company issued an aggregate of 6,667 shares of common stock upon the conversion of 100,000 shares of Series E Convertible Preferred Stock.

On May 31, 2017, the Company entered separate subscription agreements with accredited investors relating to the issuance and sale of 50,000 of shares of Series J Preferred Stock at a purchase price of $10.00 per share, as well as, the issuance of 4,669 shares of Series J Preferred Stock for accounts payable of $46,694. The initial conversion ratio is each share of preferred is convertible into 6.6667 shares of common, subject to adjustment as set forth in the Series J certificate of designation. The Company is prohibited from effecting a conversion of the Series J Preferred Stock to the extent that, because of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series J Preferred Stock. Each share of Series J Preferred Stock entitles the holder to cast 6.6667 votes per share of Series J Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation. The Company received the necessary consents as required from prior subscription agreements, Series F Preferred Stock, Series G Preferred Stock and Preferred Series H Preferred Stock, as well as antidilution rights. The Company was required to issue 1,089,389 shares of Series K Preferred Stock, which is convertible into 726,259 shares of the Company’s common stock, to the certain holders for the consent and anti-dilution rights. In addition, the Company issued to a vendor as settlement of Preferred Series C Stock issued for services, 76,763 shares of Series K Preferred Stock, convertible into 51,175 shares of common stock, in lieu of Series C Preferred Stock. The additional issuances for the consent, anti-dilution rights and settlement, resulted in the recording of other expense and additional paid in capital of $2,308,981.

On July 18, 2017, the Company issued an aggregate of 13,333 shares of common stock upon the conversion of 200,000 shares of Series E Convertible Preferred Stock.

On September 27, 2017, the Company issued an aggregate of 13,333 shares of common stock upon the conversion of 200,000 shares of Series E Convertible Preferred Stock.

On December 6, 2017, the Company issued an aggregate of 111 shares of common stock upon the conversion of 3,333 shares of Series B Convertible Preferred Stock.

On December 11, 2017, the Company issued an aggregate of 156,901 shares of common stock upon the conversion of; 812,867 shares of Series C Convertible Preferred Stock, 61,250 shares of Series D Convertible Preferred Stock, 450,558 shares of Series E Convertible Preferred Stock, 73,759 shares of Series H Convertible Preferred Stock and 23,000 shares of Series I Convertible Preferred Stock.

On December 12, 2017, the Company issued an aggregate of 104,386 shares of common stock upon the conversion of; 275,029 shares of Series C Convertible Preferred Stock, 785,500 shares of Series E Convertible Preferred Stock, 4,074 shares of Series J Convertible Preferred Stock and 9,786 shares of Series K Convertible Preferred Stock.

On December 14, 2017, the Company issued an aggregate of 57,316 shares of common stock upon the conversion of; 549,999 shares of Series F Convertible Preferred Stock, 3,047,414 shares of Series G Convertible Preferred Stock and 5,000 shares of Series J Convertible Preferred Stock.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2017, the Company issued an aggregate of 40,842 shares of common stock upon the conversion of; 55,625 shares of Series D Convertible Preferred Stock, 200,000 shares of Series F Convertible Preferred Stock, 1,833,335 shares of Series G Convertible Preferred Stock, 20,834 shares of Series I Convertible Preferred Stock and 897 shares of Series J Convertible Preferred Stock.

On December 19, 2017, the Company issued an aggregate of 35,920 shares of common stock upon the conversion of 538,792 shares of Series C Convertible Preferred Stock.

On December 20, 2017, the Company issued an aggregate of 39,508 shares of common stock upon the conversion of 592,619 shares of Series E Convertible Preferred Stock.

Stock Options

2014 Equity Incentive Plan

On January 21, 2014, the Board approved the adoption of a 2014 Equity Incentive Plan (the “2014 Plan”). The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Unless earlier terminated by the Board, the Plan shall terminate at the close of business on January 21, 2024. Up to 1,511 shares of the Company’s common stock are reserved for issuance under the 2014 Plan as awards to employees, directors, consultants, advisors and other service providers.

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, a seven-year option to purchase 14,333 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $7.50 per share, were fully vested on the date of grant and shall expire in February 2022. The 14,333 options were valued on the grant date at approximately $7.50 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $7.50 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk-free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2017 of $107,500, respectively.

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 3,333 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $7.50 per share, were fully vested on the date of grant and shall expire in December 2025. The 3,333 options were valued on the grant date at approximately $195.02 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $195.00 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2017 of $650,000, respectively.

Also, on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 1,333 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $7.50 per share, were fully vested on the date of grant and shall expire in December 2025. The 1,333 options were valued on the grant date at approximately $195.02 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $195.02 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk-free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2017 of $260,000, respectively.

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 66,667 shares of common stock. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The 66,667 options were valued on the grant date at approximately $2.85 per option or a total of $190,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $2.85 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 872%, expected term of 10 years, and a risk-free interest rate of 1.0500%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2016 of $190,000, respectively

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 26, 2017, the Company issued 33,333 options to Mr. Phipps, 25,000 options to Theresa Carlise, 8,333 options to Hector Delgado, its Director and 133,333 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The 200,000 options were valued on the grant date at approximately $3.00 per option or a total of $600,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2017 of $600,000, respectively.

Stock options outstanding at December 31, 2017 as disclosed in the below table have approximately $770,930 of intrinsic value at the end of the period.

A summary of the status of the Company’s outstanding stock options and changes during the years ended December 31, 2017 and 2016, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2016	19,000	$7.50	7.08
Granted	66,667	1.50	9.96
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2016	85,667	$3.00	9.10
Options exercisable at December 31, 2016	85,667	$3.00	9.10
Weighted average fair value of options granted during the period		$3.00

Balance at January 1, 2017	85,667	$3.00	9.10
Granted	200,000	1.50	9.40
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2017	285,667	$1.95	9.01
Options exercisable at December 31, 2017	285,667	$1.95	9.01
Weighted average fair value of options granted during the period		$1.95

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock warrants and changes during the years ended December 31, 2017 and 2016, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2016	33	$675	1.36
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance at December 31, 2016	33	$675	0.35

Balance at January 1, 2017	33	$675	0.35
Granted	-	-	-
Exercised	-	-	-
Forfeited (expired May 19, 2017)	(33)	(675)	-
Cancelled	-	-	-
Balance outstanding at December 31, 2017	-	$-	-

As of December 31, 2017, there were no stock warrants outstanding.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $1.3 million at December 31, 2017, expiring through the year 2036.

The tax reform bill that Congress voted to approve Dec. 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. The Company has not reviewed the all of the changes the “Tax Cuts and Jobs Act” that will apply to the Company, but is reviewing such changes. Due to the continuing loss position of the Company, such changes should not be material.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code. The Company has also, not completed its review of NOL’s pertaining to years the Company was known as “Silver Horn Mining Ltd.” and “Great West Resources, Inc.”, which may not be available due to IRC Section 382 and because of a change in business line that may eliminate NOL’s associated with ““Silver Horn Mining Ltd.” and “Great West Resources, Inc.” The company has also not reviewed the impact relating to “Recent Events” for its IRC Section 382 possible NOL’s limitation.

The table below summarizes the differences between the Company’s effective tax rate of 39% and the statutory federal rate as follows for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Tax expense (benefit) computed at “expected” statutory rate	$(1,331,927)	$(880,547)
State income taxes, net of benefit	-	-
Permanent differences:
Stock based compensation and consulting	839,849	384,974
Loss (gain) from change in fair value of derivative liability	(421)	(144,872)
Other	370,079	550,549
Valuation allowance	122,420	89,895
Net income tax expense/(benefit)	$-	$-

The Company’s wholly owned subsidiary, GTCL, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Its estimated tax liability for December 31, 2017 and 2016 is approximately $23,459 and $0, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforward	$501,397	$277,227

Total deferred tax assets	$501,397	$277,227

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$-
Total deferred tax liabilities	$-	$-

Net deferred tax asset before valuation allowance	$501,397	$277,227
Less: valuation allowance	(501,397)	(277,227)
Net deferred tax asset	$-	$-

The net operating loss carryforward increased from $277,227 at December 31, 2016 to $224,170 at December 31, 2017. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2017 and 2016, due to the uncertainty of realizing the deferred income tax assets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On October 1, 2015, the Company entered into a three-year property lease for its headquarters, located in Poole, UK for £22,000 per annum, or $2,362 a month at the yearly average conversion rate of 1.288190. The lease expires October 1, 2018. The following is a schedule, by year, using the yearly average conversion rate of 1.288190, of future minimum rental payments under office space leases for the nine months ended September 30, 2018 (expiration of lease term):

For the years ended December 31,
2018	$21,258
2019
2020	-
2021	-
2022	-
$21,258

Rent expense for year ended December 31, 2017 and 2016 is $31,456 and $29,829, respectively.

Employment Agreements

The Company has a one-year agreement for Ms. Carlise, as its Chief Financial Officer, Treasurer and Secretary. The agreement provides for an annual compensation of $140,000 as well as medical benefits. The agreement is effective December 1, 2016 and has an automatic renewal clause whereby the agreement renews itself for another year, if not cancelled by the Company previously. The agreement has been automatically extended for an additional term of one year on December 1, 2017. In addition to the base salary of $140,000 annually, Ms. Carlise shall be eligible to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors and shall be eligible for grants of awards under stock option or other equity incentive plans of the Company

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2016, the Company entered into a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016. Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and will receive an annual base salary equal to the sum of $144,000 and £48,000, or $61,833 at the yearly conversion rate of 1.288190. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. On January 1, 2018, the agreement automatically renewed for another year. Also, on March 3, 2016 and effective January 1, 2016, the Company’s wholly owned subsidiary Orbital Satcom Corp. and Mr. Phipps, terminated an employment agreement between them dated February 19, 2015 pursuant to which Mr. Phipps was employed as President of Orbital Satcom for an annual base salary of $180,000. The other terms of this agreement with the Company are identical to the terms of Mr. Phipps’ employment agreement with Orbital Satcom described above.

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

On July 7, 2017, the Company entered into an agreement for two years, with an underwriter, Viewtrade Securities Inc. “Representative”, to assist in effectuating a securities offering of $5,000,000 to $7,000,000. Viewtrade will act as the representative of a number of broker-dealers that will act as principal in purchasing the Securities Being Offered from the Company and to offer the Securities Being Offered in a public offering on a “Firm Commitment” basis. The Representative shall receive a gross discount equal to eight percent (8%) of the Public Offering Price on each Securities Being Offered sold in the Offering, with the exception of Securities Being Offered sold in the Offering, which are purchased by current shareholders of the Company, in which case the Representative shall receive a discount equal to three percent (3%) of the Public Offering Price. The Representative shall also have the right to reoffer all or any part of the Securities Being Offered to broker- dealers who are members of FINRA (“Selected Dealers”) and may allow a concession, to be determined by the Representative, to such Selected Dealers in accordance with the Conduct Rules of FINRA. For the purpose of covering over-allotments, the Company shall grant to the Representative an option to purchase a number of Securities Being Offered equal to fifteen percent (15%) of Securities Being Offered at the Public Offering Price, in whole or in part, from time to time, only during a period of forty-five (45) days from the Effective Date. Viewtrade shall be entitled to an expense allowance equal one percent (1%) of the aggregate gross proceeds of the offering (the “Expense Allowance”). Said Expense Allowance is intended to cover the internal expenses of the Representative incurred by it in connection with the offering. At the closing of the proposed offering, the Company shall sell to the Representative and/or its designees (the “Holders”), the Representative Warrants. The Representative’s Warrants shall be for that number of Securities Being Offered equal to eight percent (8%) of the total number of Securities Being Offered sold in the public offering and the Representative Warrants shall have a cashless exercise provision. The warrants to be sold by the Company to the Representative and/or persons related to the Representative for nominal consideration of $0.0001, each such warrant evidencing the right to purchase one share of the Securities Being Offered at an exercise price equal to 110% of the Public Offering Price and which shall be exercisable for a period of five years. The number of Representative Warrants shall be equal to 8% of the total number of Securities sold in the offering.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a note with David Phipps where the stockholder loans bear no interest and are due February 19, 2019. On February 19, 2016, the note was extended an additional year to February 19, 2017, on January 9, 2017 the note was extended another additional year to February 19, 2018 and on January 29, 2018 the note was extended another year to February 19, 2019. The balance of the related party note payable was $5,768 as of December 31, 2017. The accounts payable due to related party includes advances for inventory due to David Phipps of $1,230. Total payments due to David Phipps as of December 31, 2017 and December 31, 2016 are $6,998 and $67,453, respectively.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaled $75,643 and $64,058, for the years ended December 31, 2017 and 2016, respectively.

NOTE 14 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the years ended December 31, 2017 and 2016.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016

Network Innovations	2,002,733	42.8%	1,367,898	40.8%
Garmin	589,529	12.2%	340,786	10.2%
Globalstar Europe	610,933	12.7%	460,989	13.8%
Cygnus Telecom	457,871	9.5%	438,825	13.10%

NOTE 15 – SUBSEQUENT EVENTS

On February 28, 2018, a majority of our shareholders gave their written consent approving a reverse split of our common stock at a ratio of 1 for 150. 127,287,211 votes, or 70.8% of the shareholder voting power, consented to the proposal. 15,897,670 votes were cast against the proposal, with 80,744 votes abstaining. We have been notified by FINRA that the market effective date for the reverse split will be March 8, 2018. Beginning March 8, 2018, our trading symbol will be changed to “TRKKD” for a period of twenty business days, after which it will revert to “TRKK.” Historical information will be retroactively adjusted for the post-split effect of shares outstanding and market prices. As a result of the reverse split, our common stock will have the following new CUSIP number: 68558X209.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Post-Split effect on capital structure

The total number of shares of common and preferred stock authorized, common and preferred stock issued and outstanding as of March 30, 2018 and common stock that may be issued upon conversion of each class of preferred stock as of March 30, 2018 is set forth below.

Post-Split Capitalization (effective March 8, 2018)
Class	Authorized Shares of Preferred Stock	Issued and Outstanding March 30, 2018	Underlying Shares of Common Stock Issuable March 30, 2018 (1)	Beneficial Ownership Limitation
Common Stock	750,000,000	936,519	-
Series A Preferred Stock	20,000	-	-	-
Series B Preferred Stock	30,000	3,333	111	9.99%
Series C Preferred Stock	4,000,000	1,913,676	127,578	9.99%
Series D Preferred Stock	5,000,000	2,892,109	385,615	9.99%
Series E Preferred Stock	8,746,000	5,174,200	344,947	9.99%
Series F Preferred Stock	1,100,000	349,999	2,333	9.99%
Series G Preferred Stock	10,090,000	5,202,602	34,684	9.99%
Series H Preferred Stock	200,000	13,741	9,160	9.99%
Series I Preferred Stock	114,944	49,110	32,739	9.99%
Series J Preferred Stock	125,000	44,698	297,986	9.99%
Series K Preferred Stock	1,250,000	1,156,866	771,243	9.99%
			2,006,396

(1)	Not accounting for any applicable limitations on beneficial ownership.

Even though the holders of the convertible preferred stock may not convert these securities if they would own more than 9.99% of the then-outstanding common stock, this restriction does not prevent these holders from selling some of their holdings and then converting additional shares. In this way, the holders could sell more than these limits while never holding more than those limits.

On March 20, 2018, the Company issued 1,688 shares of its common stock, for rounding adjustments in regard to the 1 for 150 reverse split.

