Form 10-Q
period 2018-03-31
Orbital Tracking Corp.
filed 2018-05-15
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [  ] No [X]

The number of shares of the Registrant’s Common Stock outstanding as of May 15, 2018 was 936,519.

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2018 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$216,532	$233,326
Accounts receivable, net	211,596	294,495
Inventory	395,301	332,895
Unbilled revenue	79,785	89,515
Prepaid expenses	50,445	82,454
Other current assets	49,161	48,213
Total current assets	1,002,820	1,080,898

Property and equipment, net	1,696,323	1,757,200
Intangible assets, net	218,750	225,000

Total assets	$2,917,893	$3,063,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$997,834	$855,687
Deferred revenue	54,211	215,989
Related party payable	21,333	6,998
Provision for income taxes	12,934	12,461
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,198,709	1,203,532

Total Liabilities	1,198,709	1,203,532

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 3,333 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 1,913,676 shares issued and outstanding as of March 31, 2018 and December 31, 2018, respectively)	191	191
Series D ($0.0001 par value; 5,000,000 shares authorized, 2,892,109 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	289	289
Series E ($0.0001 par value; 8,746,000 shares authorized, 5,174,200 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	517	517
Series F ($0.0001 par value; 1,100,000 shares authorized, 349,999 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	35	35
Series G ($0.0001 par value; 10,090,000 shares authorized, 5,202,602 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	520	520
Series H ($0.0001 par value; 200,000 shares authorized, 13,741 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	1	1
Series I ($0.0001 par value; 114,944 shares authorized, 49,110 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	5	5
Series J ($0.0001 par value; 125,000 shares authorized, 44,698 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	4	4
Series K ($0.0001 par value; 1,250,000 shares authorized, 1,156,866 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	116	116
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 936,519 outstanding as of March 31, 2018 and December 31, 2017, respectively	94	94
Additional paid-in capital	10,398,984	10,398,908
Accumulated (deficit)	(8,686,173)	(8,540,715)
Accumulated other comprehensive (income) loss	4,600	(400)
Total stockholder equity	1,719,184	1,859,566

Total liabilities and stockholders’ equity	$2,917,893	$3,063,098

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Net sales	$1,667,938	$1,382,330

Cost of sales	1,288,842	1,067,752

Gross profit	379,096	314,578

Operating expenses:
Selling, general and administrative	154,992	155,254
Salaries, wages and payroll taxes	180,720	152,951
Professional fees	109,192	148,859
Depreciation and amortization	75,273	75,978
Total operating expenses	520,177	533,042

(Loss) before other expenses and income taxes	(141,081)	(218,464)

Change in fair value of derivative instruments, net	-	(1,114)
Interest expense	76	218
Foreign currency exchange rate variance	4,301	1,694
Total other (income) expense	4,377	798

Net loss	$(145,458)	$(219,262)

Comprehensive Income:
Net loss	$(145,458)	$(219,262)
Foreign currency translation adjustments	5,000	5,592
Comprehensive loss	$(140,458)	$(213,670)

Weighted average number of common shares outstanding- basic	936,519	416,928
Weighted average number of common shares outstanding- diluted	936,519	416,928
Basic net loss per share	$(0.15)	$(0.51)
Diluted net loss per share	$(0.15)	$(0.51)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,458)	$(219,262)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	-	(1,114)
Depreciation expense	69,023	69,728
Amortization of intangible asset	6,250	6,250
Imputed interest	76	218
Change in operating assets and liabilities:
Accounts receivable	82,899	(53,119)
Inventory	(62,406)	(33,922)
Unbilled revenue	9,730	(2,209)
Prepaid expense	32,010	50,068
Other current assets	(949)	(29,798)
Accounts payable and accrued liabilities	142,147	301,484
Deferred revenue	(161,778)	(1,200)
Net cash (used in) provided by operating activities	(28,456)	87,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,558)	(8,934)
Net cash used in investing activities	(5,558)	(8,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of note payable, related party, net	14,335	15,975
Net cash provided by financing activities	14,335	15,975

Effect of exchange rate on cash	2,885	5,592

Net increase (decrease) in cash	(16,794)	99,757
Cash beginning of period	233,326	114,733
Cash end of period	$216,532	$214,490

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2017 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2017, which are contained in Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018. The consolidated balance sheet as of December 31, 2017 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018 have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Description of Business

Orbital Tracking Corp. (the “Company”) was formerly Great West Resources, Inc., a Nevada corporation. The Company, through its wholly owned subsidiaries, Global Telesat Communications Limited (“GTCL”) and Orbital Satcom Corp. (“Orbital Satcom”) is a provider of satellite-based hardware, airtime and related services both in the United States and internationally. The Company’s principal focus is on growing the Company’s existing satellite-based hardware, airtime and related services business line and developing the Company’s own tracking devices for use by retail customers worldwide.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For accounting purposes, this transaction was accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with GTCL considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Company was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTCL and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. See Note 8 - Stockholders Equity.

On March 8, 2018, our then-outstanding 140,224,577 shares of common stock outstanding were reduced by a reversed split for a ratio of 1 for 150. As of March 30, 2018, we have 936,519 shares of common stock issued and outstanding post-split. The number of authorized shares of our common stock will not be reduced by the reverse stock split. Accordingly, the reverse Stock split will have the effect of creating additional unissued and unreserved shares of our common stock. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split. See Note 8 - Stockholders Equity.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2018, and December 31, 2017, there is an allowance for doubtful accounts of $448 and $431.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The relevant translation rates are as follows: for the three months ended March 31, 2018 closing rate at 1.4015 US$: GBP, average rate at 1.39059 US$: GBP, for the three months ended March 31, 2017 closing rate at 1.2555 US$: GBP, average rate at 1.23801 US$: GBP, for the year ended 2017 closing rate at 1.350291 US$: GBP, average rate at 1.28819 US$ GBP.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers. Services include mobile telecommunication services, such as airtime usage, messaging, mapping services and customer support (technical support), installations and consulting. A contract may include both product and services. Rarely, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

The Company provides product warranties with varying lengths of time and terms. The product warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. The Company has historically experienced a low rate of product returns under the warranty program.

A variety of technical services can be contracted by our customers for a designated period of time. The service contracts allow customers to call the Company for technical support, replace defective parts and to have onsite service provided by the Company’s third-party contract service provider. The Company records revenues for contract services at the amount of the service contract, but such amount is deferred at the beginning of the service term and amortized ratably over the life of the contract.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets as current liabilities. At March 31, 2018, we had deferred revenue of approximately $54,211. At December 31, 2017, we had deferred revenue of approximately $215,989.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2018 and December 31, 2017, respectively.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following are dilutive common stock equivalents during the period ended:

	March 31, 2018	March 31, 2017
Convertible preferred stock	2,006,399	1,366,609
Stock options	285,667	85,667
Stock warrants	-	33
Total	2,292,066	1,452,309

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was effective for the Company on January 1, 2018. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment was effective for the Company on December 15, 2017. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA). SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statement

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2018, the Company had an accumulated deficit of approximately $8,686,173, negative working capital of approximately $195,889 and net loss of approximately $145,458 during the three months ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The condensed consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31, 2018	December 31, 2017
Finished goods	$395,301	$332,895
Less reserve for obsolete inventory	-	-
Total	$395,301	$332,895

For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $50,445 at March 31, 2018 and $82,454 at December 31, 2017, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as costs associated with certain deferred revenue. For the three months ended March 31, 2018 and 2017, amortization expense as related to stock-based compensation was $0 and $40,068, respectively. The amortization for prepayment of equity instruments are included in professional fees, as reflected in the accompanying consolidated statements of operations. As of March 31, 2018, and December 31, 2017, all stock-based payments have been fully amortized. Prepaid expenses consist primarily of costs paid for future services which will occur within a year. The amortization of prepayments for deferred revenue are included in cost of sales as incurred.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Office furniture and fixtures	$84,557	$81,467
Computer equipment	30,910	29,894
Rental equipment	47,384	40,298
Appliques	2,160,096	2,160,096
Website development	24,259	23,776

Less accumulated depreciation	(650,883)	(578,331)

Total	$1,696,323	$1,757,200

Depreciation expense was $69,023 and $69,728 for the three months ended March 31, 2018 and 2017, respectively. For the year ended December 31, 2017 depreciation expense was $259,386.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization of customer contracts are included in depreciation and amortization. For the three months ended March 31, 2018 and 2017, the Company amortized $6,250, respectively. Future amortization of intangible assets is as follows:

2018	18,750
2019	25,000
2020	25,000
2021	25,000
2022 and thereafter	75,000
Total	$168,750

On February 19, 2015, the Company issued 6,667 of its common stock, par value $0.0001, at $7.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$799,671	$659,285
Rental deposits	30,419	22,303
Customer deposits payable	26,750	27,792
Accrued wages	11,604	10,302
Payroll liabilities	2,260	5,600
Sales tax payable	907	2,017
VAT liability	36,457	34,520
Pre-merger accrued other liabilities	65,948	65,948
Accrued other liabilities	23,818	27,920
Total	$997,834	$855,687

NOTE 8 - STOCKHOLDERS’ EQUITY

Capital Structure

On March 28, 2014, in connection with the Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the Reincorporation.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective March 8, 2018, we conducted a reverse split of our common stock at a ratio of 1 for 150. All share and per share, information in the accompanying condensed consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

Preferred Stock

As of March 31, 2018, there were 50,000,000 shares of Preferred Stock authorized.

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

As of March 31, 2018, there were 20,000 shares of Series A Convertible Preferred Stock authorized and no shares issued and outstanding.

As of March 31, 2018, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 3,333 shares issued and outstanding.

As of March 31, 2018, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 1,913,676 shares issued and outstanding.

As of March 31, 2018, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 2,892,109 shares issued and outstanding.

As of March 31, 2018, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 5,174,200 shares issued and outstanding.

As of March 31, 2018, there were 1,100,000 shares of Series F shares authorized and 349,999 shares issued and outstanding.

As of March 31, 2018, there were 10,090,000 shares of Series G shares authorized and 5,202,602 shares issued and outstanding.

As of March 31, 2018, there were 200,000 shares of Series H shares authorized and 13,741 shares issued and outstanding.

As of March 31, 2018, there were 114,944 shares of Series I shares authorized and 49,110 shares issued and outstanding.

As of March 31, 2018, there were 125,000 shares of Series J shares authorized and 44,698 shares issued and outstanding.

As of March 31, 2018, there were 1,250,000 shares of Series K shares authorized and 1,156,866 shares issued and outstanding.

Common Stock

As of March 31, 2018, there were 750,000,000 shares of Common Stock authorized and 936,519 shares issued and outstanding.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding at March 31, 2018 as disclosed in the below table have approximately $285,667 of intrinsic value at the end of the period.

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2018	285,667	$1.90	9.01
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at March 31, 2018	285,667	$1.90	8.77
Weighted average fair value of options granted during the period	-	$-	-

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a one-year term note with David Phipps where the stockholder loans bear no interest. The note has been extended annually, with the most recent extension dated January 29, 2018, for an additional year to February 19, 2019. The balance of the related party note payable was $5,768, as of March 31, 2018. The accounts payable due to related party includes advances for inventory due to David Phipps of $564 and wages of $15,000. Total payments due to David Phipps as of March 31, 2018 and December 31, 2017 are $21,333 and $6,998, respectively.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaled $19,121 for the three months ended March 31, 2018. For the three months ended March 31, 2017, the Company employed three individuals who were related to Mr. Phipps of which earned gross wages of $15,006.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement

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

NOTE 11 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2018 and 2017.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2018 and 2017.

	March 31, 2018		March 31, 2017

Globalstar Europe	$184,603	22.7%	$179,312	17.9%
Garmin	$166,877	20.5%	$69,353	6.9%
Network Innovations	$463,760	57.1%	$302,616	30.2%
Cygnus Telecom	$120,796	14.9%	$86,567	8.6%
Satcom Global	$66,913	8.2%	$182,467	18.2%

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the reporting period, on May 10, 2018, we issued 20,000 shares of our Series J Preferred Stock at their stated value of $10.00 per share to one investor, for total proceeds of $200,000. Our Series J Preferred Stock is currently convertible to common stock at a price of $1.50 per share and votes on an as-converted basis, subject to certain conversion limitations.

Also subsequent to the reporting period, on May 11, 2018, we designated a new series of Preferred Stock entitled “Series L Preferred Stock.” Our Series L Preferred Stock consists of 100,000 shares with a stated value of $10.00 per share. Series L Preferred Stock is convertible to common stock at a price of $4.00 per share, and votes together with our common stock on an as-converted basis.

In addition, on May 14, 2018, we issued a total of 30,000 Units to 3 investors at a price of $10.00 per Unit, for total proceeds of $300,000. Each Unit consists of one (1) share of Series L Preferred Stock and warrants to purchase two (2) shares of common stock at a price of $4.00, exercisable for three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Statements made in this Item 2, “Management’s Discussion and Analysis and Plan of Operation,” and elsewhere in this 10-Q that do not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company’s products, as well as other factors, many or all of which may be beyond the Company’s control. Consequently, investors should not place undue reliance upon forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s Edgar database, including the annual report on Form 10-K filed for the year ended December 31, 2017, filed on April 2, 2018.

Corporate Information

The Company is a distributor, developer and reseller of satellite enabled communications hardware and provides products, airtime and related services to customers located both in the United States and internationally through its subsidiaries, US based Orbital Satcom Corp. (“Orbital Satcom”) and UK based GTCL. We sell equipment and airtime for use on all major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya. We specialize in offering a range of satellite enabled personal and asset tracking products and provide an advanced mapping portal for customers using our range of GSM and satellite-based GPS tracking devices. Additionally, we operate a short-term rental service for customers who require use of our equipment for a limited time without the up-front expense of purchasing hardware. Our acquisition of GTCL in February 2015 expanded our global satellite-based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts which entitle us to transmit GPS tracking coordinates and other information at preferential rates through one of the world’s largest commercial satellite networks. We now have a physical or storefront presence in more than 10 countries and have in excess of 25,000 customers located in almost 125 countries across every continent in the world. Our customers include businesses, U.S. and foreign governments, non-governmental and charitable organizations, military users, resellers and private individuals located all over the world.

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

On February 28, 2018, a majority of our shareholders gave their written consent approving a reverse split of our common stock at a ratio of 1 for 150. Effective March 8, 2018, we conducted a reverse split of our common stock at a ratio of 1 for 150. Beginning March 8, 2018, our trading symbol was changed to “TRKKD” for a period of twenty business days, after which it will revert to “TRKK.” As a result of the reverse split, our common stock has the following new CUSIP number: 68558X209. See Note 8 Stockholders Equity, in the accompanying condensed consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

We had net cash used in operations of approximately $28,456 during the three months ended March 31, 2018. At March 31, 2018, we had negative working capital of approximately $195,889. Additionally, at March 31, 2018, we had an accumulated deficit of approximately $8,686,173 and stockholder’s equity of $1,719,184. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Revenue. Sales for the three months ended March 31, 2018 consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the three months ended March 31, 2018, revenues generated were approximately $1,667,938 compared to approximately $1,382,332 of revenues for the three months ended March 31, 2017, an increase in total revenues of $285,606 or 20.7%. Factors relative to the increase in revenue are; an increase in comparable revenue of 20.7% and 20.6% for its wholly owned subsidiaries, Global Telesat Communication Ltd and Orbital Satcom Corp., for the three months ended March 31, 2018. Total sales for Global Telestat Communications Ltd. were $1,136,716 for the three months ended March 31, 2018 as compared to $941,681 for the three months ended March 31, 2017, an increase of $195,035 or 20.7%. Total sales for Orbital Satcom Corp. were $531,222 for the three months ended March 31, 2018 as compared to $440,651 for the three months ended March 31, 2017, an increase of $90,571 or 20.6%. The Company attributes the increases in revenue to; increases in airtime revenue due to an increase in recurring customers, increase in tracking devices offset by a decrease in phone and accessory sales, as well as an increase in the exchange rate.

Cost of Sales. During the three months ended March 31, 2018, cost of revenues increased to $1,288,842 compared to $1,067,752 for the three months ended March 31, 2017, an increase of $221,090 or 20.7%. We expect our cost of revenues to continue to increase during fiscal 2018 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross profit margins during the three months ended March 31, 2018 were 22.7% as compared to 22.8% for the comparable period in the prior year. The company had a decrease in phone sales which is a lower profit margin item offset by increases in higher margin product sales.

Operating Expenses. Total operating expenses for the three months ended March 31, 2018 were $520,177, a decrease of $12,865 or 2.4%, from total operating expenses for the three months ended March 31, 2017 of $533,042. Factors contributing to the increase are described below.

Selling, general and administrative expenses were $154,992 and $155,254 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $262 or 0.2%. The decrease for the three months ended March 31, 2018, was actually much larger as certain SG&A expenses fluctuate with sales volatility. Travel and administrative expenses decreased while being offset by an increase in ecommerce fees, which increase as a percentage of sales.

Salaries, wages and payroll taxes were $180,720 and $152,951, for the three months ended March 31, 2018 and 2017, respectively, an increase of $27,769, or 18.2%. Exchange rate increases were the primary reason for the increase.

Professional fees were $109,192 and $148,859 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $39,667, or 26.7%. The decrease during the three months ended March 31, 2018 as compared to the same period in 2017, was attributable to a decrease in fees related to investor relations from the same period in the prior year.

Depreciation and amortization expenses were $75,273 and $75,978 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $705 or 1.0%. The decrease during the 2018 period was primarily attributable to certain fixed assets being fully amortized, offset by an increase in the exchange rate, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2018 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expenses were $4,377 compared to $798 during the three months ended March 31, 2018 and 2017 respectively, an increase of $3,579. The increase is primarily attributed to an increase in foreign currency exchange rates.

Net Loss. We recorded net loss before income tax of $145,458 for the three months ended March 31, 2018 as compared to a net loss of $219,262, for the three months ended March 31, 2017. The decrease in the loss is a result of the factors as described above.

Comprehensive (Loss) Income. We recorded a gain for foreign currency translation adjustments for the three months ended March 31, 2018 and 2017, of $5,000 and $5,592, respectively. The fluctuations of the increase/decrease are primarily attributed to the decrease recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2018, we had a cash balance of $216,532. Our working capital is a negative $195,889 at March 31, 2018.

Our current assets at March 31, 2018 decreased by approximately 7.2% from December 31, 2017 and included cash, accounts receivable, unbilled revenue, inventory, prepaid and other current assets.

Our current liabilities at March 31, 2018 decreased by 0.4% from December 31, 2017 and included our accounts payable, due to related party and deferred revenue and other liabilities in the ordinary course of our business.

For the year ended December 31, 2017, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit of approximately $8,540,715, working deficit of approximately $(122,634) and net loss of approximately $3,939,309. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. We may need or want to raise additional funds in the future; however, these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2018 amounted to $28,456 and were primarily attributable to our net loss of $145,458, total amortization expense of $6,250, depreciation of $69,023, interest of $76 and net change in assets and liabilities of $41,653, primarily attributable to a decrease in accounts receivable of $82,899, an increase in inventory of $62,406, decrease in unbilled revenue of $9,730, decrease in prepaid expense of $32,010, an increase in other current assets of $949, increase in accounts payable of $142,147 and a decrease in deferred revenue of $161,778.

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

Investing Activities

Net cash flows used in investing activities were $5,558 and $8,934 for the three months ended March 31, 2018 and 2017, respectively. We purchased property and equipment of $5,558 during the three months ended March 31, 2018. During the three months ended March 31, 2017, we purchased property and equipment of $8,934.

Financing Activities

Net cash flows provided by financing activities were $14,335 and $15,975 for the three months ended March 31, 2018 and 2017, respectively. Net cash flows provided by financing activities were $14,335 for the three months ended March 31, 2018 and were for amounts owed to a related party. During the three months ended March 31, 2017, net cash flows provided by financing activities were $15,975 and were for amounts owed to a related party.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock-based charges, the valuation of derivatives and the valuation of inventory reserves.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018 have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of March 31, 2018, and December 31, 2017, there is an allowance for doubtful accounts of $448 and $431.

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

Accounting for Derivative Instruments

Derivatives are required to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates

Research and Development

Research and Development (“R&D”) expenses are charged to expense when incurred. The Company has consulting arrangements which are typically based upon a fee paid monthly or quarterly. Samples are purchased that are used in testing and are expensed when purchased. R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

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

The relevant translation rates are as follows: for the three months ended March 31, 2018 closing rate at 1.4015 US$: GBP, average rate at 1.39059 US$: GBP, for the three months ended March 31, 2017 closing rate at 1.2555 US$: GBP, average rate at 1.23801 US$: GBP, for the year ended 2017 closing rate at 1.350291 US$: GBP, average rate at 1.28819 US$ GBP.

For the three months ended March 31, 2018, Global Telesat Communications LTD, (GTCL) represented 68.2% of total company sales and as such, currency rate variances have an impact on results. For the three months ended March 31, 2018 the net effect on revenues were impacted positively by the differences in exchange rate from quarterly average exchange rate of 1.23801 to 1.39059. Had the yearly average rate remained, sales would have been lower by $319,282. GTCL comparable sales in GBP, its home currency, increased 7.5% or £56,793, from £760,641 to £817,434 for the three months ended March 31, 2018 as compared to March 31, 2017.

For the three months ended March 31, 2017, Global Telesat Communications LTD, (GTCL) represented 70.7% of total company sales and as such, currency rate variances have an impact on results. For the three months ended March 31, 2017 the net effect on revenues were impacted by the differences in exchange rate from quarterly average exchange of 1.43284 to 1.23801. Had the yearly average rate remained, sales would have been higher by $124,332. GTCL comparable sales in GBP, its home currency, increased 19.2% or £122,487, from £638,154 to £760,641 for the three months ended March 31, 2017 as compared to March 31, 2016.

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

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred, or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers. Services include mobile telecommunication services, such as airtime usage, messaging, mapping services and customer support (technical support), installations and consulting. A contract may include both product and services. Rarely, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

The Company provides product warranties with varying lengths of time and terms. The product warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. The Company has historically experienced a low rate of product returns under the warranty program.

A variety of technical services can be contracted by our customers for a designated period of time. The service contracts allow customers to call the Company for technical support, replace defective parts and to have onsite service provided by the Company’s third-party contract service provider. The Company records revenues for contract services at the amount of the service contract, but such amount is deferred at the beginning of the service term and amortized ratably over the life of the contract.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets as current liabilities. At March 31, 2018, we had deferred revenue of approximately $54,211. At December 31, 2017, we had deferred revenue of approximately $215,989.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2018 and December 31, 2017, respectively.

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

Share-Based Payments

Compensation cost relating to share-based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Recent Accounting Pronouncements

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was effective for the Company on January 1, 2018. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment was effective for the Company on December 15, 2017. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA). SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statement

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

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

With respect to the fiscal quarter ending March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal quarter ended March 31, 2018, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the quarter ended March 31, 2018 that were not otherwise disclosed by us in a Current Report on Form 8-K.

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

Dated: May 15, 2018	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

