Form 10-Q
period 2018-06-30
Orbital Tracking Corp.
filed 2018-08-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [  ] No [X]

The number of shares of the Registrant’s Common Stock outstanding as of August 14, 2018 was 936,519.

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three and six months ended June 30, 2018 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$452,125	$233,326
Accounts receivable, net	251,081	294,495
Inventory	436,135	332,895
Unbilled revenue	81,104	89,515
Prepaid expenses	20,847	82,454
Other current assets	68,595	48,213
Total current assets	1,309,887	1,080,898

Property and equipment, net	1,647,381	1,757,200
Intangible assets, net	212,500	225,000

Total assets	$3,169,768	$3,063,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$940,289	$855,687
Deferred revenue	15,902	215,989
Related party payable	5,520	6,998
Provision for income taxes	12,189	12,461
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,086,297	1,203,532

Total Liabilities	1,086,297	1,203,532

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 3,333 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 1,913,676 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	191	191
Series D ($0.0001 par value; 5,000,000 shares authorized, 2,892,109 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	289	289
Series E ($0.0001 par value; 8,746,000 shares authorized, 5,174,200 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	517	517
Series F ($0.0001 par value; 1,100,000 shares authorized, 349,999 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	35	35
Series G ($0.0001 par value; 10,090,000 shares authorized, 5,202,602 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	520	520
Series H ($0.0001 par value; 200,000 shares authorized, 13,741 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	1	1
Series I ($0.0001 par value; 114,944 shares authorized, 49,110 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	5	5
Series J ($0.0001 par value; 125,000 shares authorized, 64,698 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	6	4
Series K ($0.0001 par value; 1,250,000 shares authorized, 1,156,866 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	116	116
Series L ($0.0001 par value; 100,000 shares authorized, 30,000 and 0, issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	3	-
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 936,519 outstanding as of June 30, 2018 and December 31, 2017, respectively	94	94
Additional paid-in capital	10,899,013	10,398,908
Accumulated deficit	(8,809,793)	(8,540,715)
Accumulated other comprehensive loss	(7,527)	(400)
Total stockholder equity	2,083,471	1,859,566

Total liabilities and stockholders’ equity	$3,169,768	$3,063,098

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net sales	$1,599,642	$1,567,191	$3,267,580	$2,938,881

Cost of sales	1,243,569	1,272,551	2,532,411	2,344,325

Gross profit	356,073	296,640	735,169	594,556

Operating expenses:
Selling and general administrative	160,668	146,162	315,660	298,616
Salaries, wages and payroll taxes	185,231	181,870	365,951	334,594
Stock based compensation	-	600,000	-	600,000
Professional fees	51,776	119,809	160,968	268,655
Depreciation and amortization	71,440	74,086	146,713	150,158
Total operating expenses	469,115	1,121,927	989,292	1,652,023

Loss before other expenses and income taxes	(113,042)	(825,287)	(254,123)	(1,057,467)

Other (income) expense
Change in fair value of derivative instruments, net	-	(123)	-	(1,237)
Interest expense	34	218	110	436
Other expense – Subscription Holders Preferred	-	2,308,981	-	2,308,981
Foreign currency exchange rate variance	10,544	(3,847)	14,845	(5,374)
Total other expense	10,578	2,305,229	14,955	2,302,806

Net loss	$(123,620)	$(3,130,516)	$(269,078)	$(3,360,273)

Comprehensive Income:
Net loss	(123,620)	(3,130,516)	(269,078)	(3,360,273)
Foreign currency translation adjustments	(12,127)	9,050	(7,127)	(14,642)
Comprehensive loss	(135,747)	(3,121,466)	(276,205)	(3,345,631)

NET INCOME LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding - basic	936,519	447,017	733,865	290,973
Weighted number of common shares outstanding - diluted	936,519	447,017	733,865	290,973
Basic net (loss) per share	$(0.14)	$(6.98)	$(0.36)	$(11.50)
Diluted net (loss) per share	$(0.14)	$(6.98)	$(0.36)	$(11.50)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(269,078)	$(3,360,273)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities		(1,237)
Depreciation expense	134,213	137,658
Amortization of intangible asset	12,500	12,500
Preferred stock-based price protection expense	-	2,308,981
Stock based compensation	-	600,000
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	-	80,582
Imputed interest	110	436
Change in operating assets and liabilities:
Accounts receivable	43,414	(115,846)
Inventory	(103,240)	(92,303)
Unbilled revenue	8,411	(33,989)
Prepaid expense	61,607	10,000
Other current assets	(20,382)	(55,256)
Accounts payable and accrued liabilities	84,602	389,017
Deferred revenue	(200,087)	19,099
Net cash used in operating activities	(247,930)	(100,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,805)	(16,964)
Net cash used in investing activities	(21,805)	(16,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of note payable, related party, net	(1,478)	(7,019)
Proceeds from sale of preferred stock	500,000	500,000
Net cash provided by financing activities	498,522	492,981

Effect of exchange rate on cash	(9,988)	11,570

Net increase in cash	218,719	386,956
Cash beginning of period	233,326	114,733
Cash end of period	$452,125	$501,689

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

NON CASH FINANCE AND INVESTING ACTIVITY
Preferred stock issued for accounts payable	$-	$46,694

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2018, and the results of operations and cash flows for the six months ended June 30, 2018 have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

On March 8, 2018, our then-outstanding 140,224,577 shares of common stock outstanding were reduced by a reversed split for a ratio of 1 for 150. As of June 30, 2018, we have 936,519 shares of common stock issued and outstanding post-split. The number of authorized shares of our common stock will not be reduced by the reverse stock split. Accordingly, the reverse Stock split will have the effect of creating additional unissued and unreserved shares of our common stock. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split. See Note 8 - Stockholders Equity.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2018, and December 31, 2017, there is an allowance for doubtful accounts of $421 and $431.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this Update be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This guidance did not have a material impact upon our financial condition or results of operations.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2018 closing rate at 1.32080 US$: GBP, quarter average rate at 1.3203 US$: GBP and yearly average rate at 1.37595 US$: GBP. For the three and six months ended June 30, 2017 closing rate at 1.30240 US$: GBP, quarter average rate at 1.27779 US$: GBP and yearly average rate at 1.25801 US$: GBP and, for the year ended 2017 closing rate at 1.350291 US$: GBP, average rate at 1.28819 US$ GBP.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets as current liabilities. At June 30, 2018, we had deferred revenue of approximately $15,902. At December 31, 2017, we had deferred revenue of approximately $215,989.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2018 and December 31, 2017, respectively.

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

The following are dilutive common stock equivalents during the period ended:

	June 30, 2018	June 30, 2017
Convertible preferred stock	2,214,729	2,467,872
Stock options exercisable within 60 days	345,667	285,667
Stock warrants	60,000	-
Total	2,620,396	2,753,539

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. There is not expected to be an impact as a result of adopting this ASU on the financial statements and related disclosures.

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

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA). SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its financial statement.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2018, the Company had an accumulated deficit of approximately $8,809,793, working capital of approximately $223,590 and net loss of approximately $269,078 during the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The condensed consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At June 30, 2018 and December 31, 2017, inventories consisted of the following:

	June 30, 2018	December 31, 2017
Finished goods	$436,135	$332,895
Less reserve for obsolete inventory	-	-
Total	$436,135	$332,895

For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $20,847 at June 30, 2018 and $82,454 at December 31, 2017, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as costs associated with certain deferred revenue. For the six months ended June 30, 2018 and 2017, amortization expense as related to stock-based compensation was $0 and $40,068, respectively. The amortization for prepayment of equity instruments are included in professional fees, as reflected in the accompanying consolidated statements of operations. As of June 30, 2018, and December 31, 2017, all stock-based payments have been fully amortized. Prepaid expenses consist primarily of costs paid for future services which will occur within a year. The amortization of prepayments for deferred revenue are included in cost of sales as incurred.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Office furniture and fixtures	$79,688	$81,467
Computer equipment	29,309	29,894
Rental equipment	64,418	40,298
Appliques	2,160,096	2,160,096
Website development	23,497	23,776

Less accumulated depreciation	(709,627)	(578,331)

Total	$1,647,381	$1,757,200

Depreciation expense was $134,213 and $137,658 for the six months ended June 30, 2018 and 2017, respectively. For the year ended December 31, 2017 depreciation expense was $259,386.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

On December 10, 2014, the Company entered the satellite voice and data equipment sales and service business through the purchase of certain contracts from Global Telesat Corp., (“GTC”). These contracts permit the Company to utilize the Globalstar, Inc. and Globalstar LLC (collectively, “Globalstar”) mobile satellite voice and data network. The purchase price for the contracts of $250,000 was paid by the Company under an asset purchase agreement by and among the Company, its wholly-owned subsidiary Orbital Satcom, GTC and World Surveillance Group, Inc.

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

Amortization of customer contracts are included in depreciation and amortization. For the six months ended June 30, 2018 and 2017, the Company amortized $12,500, respectively. Future amortization of intangible assets is as follows:

2018	12,500
2019	25,000
2020	25,000
2021	25,000
2022 and thereafter	75,000
Total	$162,500

On February 19, 2015, the Company issued 6,667 of its common stock, par value $0.0001, at $7.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accounts payable	$683,532	$659,285
Rental deposits	55,325	22,303
Customer deposits payable	30,815	27,792
Accrued wages	3,926	10,302
Payroll liabilities	4,147	5,600
Sales tax payable	781	2,017
VAT liability	72,575	34,520
Pre-merger accrued other liabilities	65,948	65,948
Accrued other liabilities	23,240	27,920
Total	$940,289	$855,687

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

Preferred Stock

As of June 30, 2018, there were 50,000,000 shares of Preferred Stock authorized.

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

On May 11, 2018, we designated a new series of Preferred Stock entitled “Series L Preferred Stock.” Our Series L Preferred Stock consists of 100,000 shares with a stated value of $10.00 per share. Series L Preferred Stock is convertible to common stock at a price of $4.00 per share and votes together with our common stock on an as-converted basis.

In addition, on May 14, 2018, we issued a total of 30,000 Units to 3 investors at a price of $10.00 per Unit, for total proceeds of $300,000. Each Unit consists of one (1) share of Series L Preferred Stock and warrants to purchase two (2) shares of common stock at a price of $4.00, exercisable for three years.

As of June 30, 2018, there were 20,000 shares of Series A Convertible Preferred Stock authorized and no shares issued and outstanding.

As of June 30, 2018, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 3,333 shares issued and outstanding.

As of June 30, 2018, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 1,913,676 shares issued and outstanding.

As of June 30, 2018, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 2,892,109 shares issued and outstanding.

As of June 30, 2018, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 5,174,200 shares issued and outstanding.

As of June 30, 2018, there were 1,100,000 shares of Series F shares authorized and 349,999 shares issued and outstanding.

As of June 30, 2018, there were 10,090,000 shares of Series G shares authorized and 5,202,602 shares issued and outstanding.

As of June 30, 2018, there were 200,000 shares of Series H shares authorized and 13,741 shares issued and outstanding.

As of June 30, 2018, there were 114,944 shares of Series I shares authorized and 49,110 shares issued and outstanding.

As of June 30, 2018, there were 125,000 shares of Series J shares authorized and 64,698 shares issued and outstanding.

As of June 30, 2018, there were 1,250,000 shares of Series K shares authorized and 1,156,866 shares issued and outstanding.

As of June 30, 2018, there were 100,000 shares of Series L shares authorized and 30,000 shares issued and outstanding.

Common Stock

As of June 30, 2018, there were 750,000,000 shares of Common Stock authorized and 936,519 shares issued and outstanding.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

2018 Incentive Plan

On June 14, 2018, our Board of Directors approved the Orbital Tracking Corp. 2018 Incentive Plan (the “Plan”). The 2014 Equity Incentive Plan was closed and superseded by the 2018 Incentive Plan. The purpose of the Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. An Award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any Related Company that; are not in connection with the offer and sale of the Company’s securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s securities. The Plan shall be administered by the Board or its Compensation Committee and may grant Options designated as Incentive Stock Options or Nonqualified Stock Options. The Plan provides that up to a maximum of 1,000,000 shares of the Company’s common stock (subject to adjustment) are available for issuance under the Plan. Subject to earlier termination in accordance with the terms of the Plan and the instrument evidencing the Option, the maximum term of an Incentive Stock Option shall not exceed ten years, and in the case of an Incentive Stock Option granted to a Ten Percent Stockholder, shall not exceed five years. Any portion of an Option that is not vested and exercisable on the date of a Participant’s Termination of Service shall expire on such date. In the event of a Change in Control; all outstanding Awards, other than Performance Shares and Performance Units, shall become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions shall lapse, immediately prior to the Change in Control and shall terminate at the effective time of the Change in Control; provided, however, that with respect to a Change in Control that is a Company Transaction, such Awards shall become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions shall lapse, only if and to the extent such Awards are not converted, assumed or replaced by the Successor Company.

The exercise price of an Incentive Stock Option shall be at least 100% of the Fair Market Value of the Common Stock on the Grant Date, and in the case of an Incentive Stock Option granted to a Participant who owns more than 10% of the total combined voting power of all classes of the stock of the Company or of its parent or subsidiary corporations (a “Ten Percent Stockholder”), shall not be less than 110% of the Fair Market Value of the Common Stock on the Grant Date. As of June 30, 2018, Mr. David Phipps, is a Ten Percent Stockholder. The determination of more than 10% ownership shall be made in accordance with Section 422 of the Code. To the extent the aggregate Fair Market Value (determined as of the Grant Date) of Common Stock with respect to which a Participant’s Incentive Stock Options become exercisable for the first time during any calendar year (under the Plan and all other stock option plans of the Company and its parent and subsidiary corporations) exceeds $100,000, such portion in excess of $100,000 shall be treated as a Nonqualified Stock Option.

On June 14, 2018, we issued 275,000 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $1.50 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $1.60, vest in equal quarterly installments starting July 1, 2018 over the next two years and expire on July 1, 2021. For the years ended December 31, 2018, 2019 and 2020, the amount of vested options is 68,750, 137,500 and 68,750, respectively. For the six months ended June 30, 2018, stock-based compensation was not recorded, as the options will not start vesting until July 1, 2018. After such time the options will be expensed each quarter of the vesting period using the Black-Scholes option pricing model.

The number of options issued to our officers and directors were as follows:

Options
David Phipps, President, CEO, and Director	100,000
Theresa Carlise, CFO	50,000
Hector Delgado, Director	25,000

In addition, we issued options to purchase a total of 100,000 shares to two key employees. These options have the same terms as those awarded to our officers and directors.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options Issued Outside of Plan

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding at June 30, 2018 as disclosed in the below table have approximately $841,001 of intrinsic value at the end of the period.

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2018	285,667	$1.90	8.52
Granted	275,000	1.54	3.01
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at June 30, 2018	560,667	$1.72	5.81
Balance exercisable at June 30, 2018	285,667	1.90	8.52
Weighted average fair value of options granted during the period	275,000	$1.54	3.01

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a one-year term note with David Phipps where the stockholder loans bear no interest. The note has been extended annually, with the most recent extension dated January 29, 2018, for an additional year to February 19, 2019. The balance of the related party note payable was $0, as of June 30, 2018. The accounts payable due to related party includes advances for inventory due to David Phipps of $5,520. Total payments due to David Phipps as of June 30, 2018 and December 31, 2017 are $5,520 and $6,998, respectively.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaled $37,839 for the six months ended June 30, 2018. For the six months ended June 30, 2017, the Company employed two individuals who were related to Mr. Phipps of which earned gross wages of $32,679.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 14, 2018, the Company entered into a two (2) year Employment Agreement (“Agreement”) with Mr. Phipps, with an automatic one (1) year extension. Under the Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and will receive an annual base salary equal to the sum of $170,000 and £48,000 to be paid through our operating subsidiary, Global Telesat Communications, Ltd. For the six months ended June 30, 2018, the £48,000 equivalent to USD is $66,046 at the yearly conversion rate is 1.37595. The agreement provides for a performance bonus based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provide for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreement), Mr. Phipps will be entitled to a severance equal to twice his base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018.

Also, on June 14, 2018, we entered into a new Employment Agreement, (“Agreement”) with our Chief Financial Officer, Theresa Carlise. The Agreement is for a period of two (2) years, with an automatic one (1) year extension. Ms. Carlise’s base salary is $150,000 per year. The Agreement provides for performance bonuses based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreements), Ms. Carlise will be entitled to a severance equal to twice her base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018.

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

NOTE 11 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the six months ended June 30, 2018 and 2017.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2018 and 2017.

	June 30, 2018		June 30, 2017

Globalstar Europe	$271,250	11.7%	$359,525	14.6%
Garmin	$317,492	13.7%	$322,378	13.0%
Network Innovations	$922,218	39.8%	$843,516	34.1%

NOTE 12 - SUBSEQUENT EVENTS

The Company does not have any subsequent events to be disclosed prior to this filing.

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

On February 28, 2018, a majority of our shareholders gave their written consent approving a reverse split of our common stock at a ratio of 1 for 150. Effective March 8, 2018, we conducted a reverse split of our common stock at a ratio of 1 for 150. Beginning March 8, 2018, our trading symbol was changed to “TRKKD” for a period of twenty business days, after which it reverted to “TRKK.” As a result of the reverse split, our common stock has the following new CUSIP number: 68558X209. See Note 8 Stockholders Equity, in the accompanying condensed consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

On May 10, 2018, we issued 20,000 shares of our Series J Preferred Stock at their stated value of $10.00 per share to one investor, for total proceeds of $200,000. Our Series J Preferred Stock is currently convertible to common stock at a price of $1.50 per share and votes on an as-converted basis, subject to certain conversion limitations.

On May 11, 2018, we designated a new series of Preferred Stock entitled “Series L Preferred Stock.” Our Series L Preferred Stock consists of 100,000 shares with a stated value of $10.00 per share. Series L Preferred Stock is convertible to common stock at a price of $4.00 per share and votes together with our common stock on an as-converted basis.

In addition, on May 14, 2018, we issued a total of 30,000 Units to 3 investors at a price of $10.00 per Unit, for total proceeds of $300,000. Each Unit consists of one (1) share of Series L Preferred Stock and warrants to purchase two (2) shares of common stock at a price of $4.00, exercisable for three years.

The following table describes the capital raised for the periods as described above:

	Date	Units	Stated Value	Total Proceeds	Common Equivalents	Warrants	Total Common Equivalents

Preferred Series J	5/10/2018	20,000	$10.00	$200,000	133,333	-	133,333
Preferred Series L	5/14/2018	30,000	$10.00	$300,000	75,000	60,000	135,000
				500,000	208,333	60,000	268,333

On June 14, 2018, we issued 275,000 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $1.50 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $1.60, vest in equal quarterly installments starting July 1, 2018 over the next two years and expire on July 1, 2021. The number of options issued to our officers and directors were as follows:

Options
David Phipps, President, CEO, and Director	100,000
Theresa Carlise, CFO	50,000
Hector Delgado, Director	25,000

In addition, we issued options to purchase a total of 100,000 shares to two key employees. These options have the same terms as those awarded to our officers and directors.

Key Compensation Agreements

On June 14, 2018, the Company entered into a two (2) year Employment Agreement (“Agreement”) with Mr. Phipps, with an automatic one (1) year extension. Under the Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and will receive an annual base salary equal to the sum of $170,000 and £48,000 to be paid through our operating subsidiary, Global Telesat Communications, Ltd. For the six months ended June 30, 2018, the £48,000 equivalent to USD is $66,046 at the yearly conversion rate is 1.37595. The agreement provides for a performance bonus based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provide for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreement), Mr. Phipps will be entitled to a severance equal to twice his base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018.

Also, on June 14, 2018, we entered into a new Employment Agreement, (“Agreement”) with our Chief Financial Officer, Theresa Carlise. The Agreement is for a period of two (2) years, with an automatic one (1) year extension. Ms. Carlise’s base salary is $150,000 per year. The Agreement provides for performance bonuses based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreements), Ms. Carlise will be entitled to a severance equal to twice her base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018.

We had net cash used in operations of approximately $247,930 during the six months ended June 30, 2018. At June 30, 2018, we had working capital of approximately $223,590. Additionally, at June 30, 2018, we had an accumulated deficit of approximately $8,809,793 and stockholder’s equity of $2,083,471. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Results of Operations for the Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended June 30, 2017

Revenue. Sales for the three and six months ended June 30, 2018 consisted primarily of sales of satellite phones, accessories, locator beacons, tracking devices and airtime plans. For the three months ended June 30, 2018, revenues generated were approximately $1,599,642 compared to approximately $1,567,191 of revenues for the three months ended June 30, 2017, an increase in total revenues of $32,451 or 2.1%. Sales for the six months ended June 30, 2018 were $3,267,580 compared to approximately $2,938,881 of revenues during the six months ended June 30, 2017, a $328,699 increase in total revenues or 11.2%.

Factors relative to the fluctuations in revenue by subsidiary are; for the three months ended June 30, 2018 and 2017, Global Telesat Communications Ltd. comparable revenue decreased $45,264 or 3.9% to $1,109,333 from $1,154,597, respectively; for the six months ended June 30, 2018 and 2017, comparable revenue increased $160,390 or 7.7% to $2,252,866; for the three months ended June 30, 2018 and 2017, Orbital Satcom Corp. revenue increased $77,716 or 18.8% to $490,309, respectively; for the six months ended June 30, 2018 and 2017, comparable revenue increased $168,310 or 19.9% to $1,014,714, respectively. The Company attributes the increases in revenue to; increases in airtime revenue due to an increase in recurring customers, increase in terminals, accessories and locator beacons, offset by a decrease in phone and tracking devices, as well the effect of the increase in the exchange rate.

Cost of Sales. During the three months ended June 30, 2018, cost of revenues decreased to $1,243,569 compared to $1,272,551 for the three months ended June 30, 2017, a decrease of $28,982 or 2.3%. For the six months ended June 30, 2018, cost of revenues increased to $2,532,411 compared to $2,344,325 for the six months ended June 30, 2017, an increase of $188,086 or 8.0%. Gross profit margins during the three months ended June 30, 2018 were 22.3% as compared to 18.8% for the comparable period in the prior year. During the six months ended June 30, 2018, gross profit margins were 22.5% as compared to 20.2%. We expect our cost of revenues to continue to increase during fiscal 2018 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended June 30, 2018 were $469,115, a decrease of $652,812, or 58.2%, from total operating expenses for the three months ended June 30, 2017 of $1,121,927. For the six months ended June 30, 2018 total operating expenses were $989,292, as compared to $1,652,023, for the same period in 2017, a decrease of $662,731 or 40.1%. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $160,668 and $146,162 for the three months ended June 30, 2018 and 2017, respectively, an increase of $14,506 or 9.9%. For the six months ended June 30, 2018, selling, general and administrative expenses were $315,660 as compared to $298,616, an increase of $17,044 or 5.7%. The increase for the three and six months ended June 30, 2018, was due to higher exchange rates in the current period offset by variable expenses which increase as revenue increases was actually much larger as certain SG&A expenses fluctuate with sales volatility. Travel, advertising and administrative expenses decreased while being offset by an increase in ecommerce fees, which increase as a percentage of sales.

Salaries, wages and payroll taxes were $185,231 and $181,870, for the three months ended June 30, 2018 and 2017, respectively, an increase of $3,361, or 1.8%. For the six months ended June 30, 2018, salaries, wages and payroll taxes were $365,951 as compared to $334,594, an increase of $31,357, or 9.4%, for the same period in the prior year. For the three and six months ended June 30, 2018, the increase is attributable to an increase in compensation as a result of additional employees and an increase in the exchange rate, as compared to the same period in the prior year.

Stock based compensation was $0 and $600,000, for the three and six months ended June 30, 2018 and June 30, 2017, respectively. On June 14, 2018, the Company issued 250,000 options under its 2018 Incentive Plan, to Officers, Directors and certain key employees. See Footnote 8, Stockholders’ Equity. For the six months ended June 30, 2018, stock-based compensation was not recorded, as the options will not start vesting until July 1, 2018. After such time the options will be expensed each quarter of the vesting period using the Black-Scholes option pricing mode. On May 26, 2017, the Company issued 5,000,000 options to Mr. Phipps, 3,750,000 options to Theresa Carlise and 20,000,000 options to certain key employees of the Company. All of the options are fully vested and have an exercise price of $0.01 per share and a term of 10 years.

Professional fees were $51,776 and $119,809 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $68,033, or 56.8%. For the six months ended June 30, 2018, professional fees were $160,968 as compared to $268,655, a decrease of $107,687 or 40.1% from the six months ended June 30, 2017. The decrease was primarily attributable to the Company’s decrease of investor relation fees, offset by an increase fees related to public company expense, from the same period in the prior year.

Depreciation and amortization expenses were $71,440 and $74,086 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $2,646 or 3.6%. For the six months ended June 30, 2018 depreciation and amortization expenses were $146,713 as compared to $150,158, a decrease of $3,445, or 2.3% from the same period in the prior year. For the three and six months, the decrease in depreciation is attributable to the disposal of fully amortized assets for the year ended December 31, 2017.

We expect our expenses in each of these areas to continue to increase during fiscal 2018 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expenses were $10,578 compared to $2,305,229 during the three months ended June 30, 2018 and 2017 respectively, a decrease of $2,294,651 or 99.5%. Our total other expenses were $14,955 compared to $2,302,806 during the six months ended June 30, 2018 and 2017 respectively, a decrease of $2,287,851 or 99.4%. The decrease is primarily attributable to the expense for the six months ended June 30, 2017, of $2,308,981 related to the Series J Preferred stock issuance, for price protection to certain Subscribers of Preferred Series F, Preferred Series G and Preferred Series H.

Net Loss. We recorded net loss of $123,620, for the three months ended June 30, 2018 as compared to a net loss of $3,130,516, for the three months ended June 30, 2017. We recorded net loss of $269,078, for the six months ended June 30, 2018 as compared to a net loss of $3,360,273, for the six months ended June 30, 2017. The increase in net loss is a result of the factors as described above.

Comprehensive (Loss) Income. We recorded a (loss) gain for foreign currency translation adjustments for the three months ended June 30, 2018 and 2017, of ($12,127) and $9,050, respectively. For the six months ended June 30, 2018 and 2017, we recorded a loss of $7,127 and $14,642, respectively. The fluctuations of the increase/decrease are primarily attributed to the increase recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2018, we had a cash balance of $452,125. Our working capital is $223,590 at June 30, 2018.

Our current assets at June 30, 2018 increased by approximately 21.2% from December 31, 2017 and included cash, accounts receivable, unbilled revenue, inventory, prepaid and other current assets.

Our current liabilities at June 30, 2018 decreased by 9.7% from December 31, 2017 and included our accounts payable, due to related party and deferred revenue and other liabilities in the ordinary course of our business.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2018 amounted to $247,930 and were primarily attributable to our net loss of $269,078, total amortization expense of $12,500, depreciation of $134,213, interest of $110 and net change in assets and liabilities of $125,675, primarily attributable to a decrease in accounts receivable of $43,414, an increase in inventory of $103,240, decrease in unbilled revenue of $8,411, decrease in prepaid expense of $61,607, an increase in other current assets of $20,382, increase in accounts payable of $84,602 and a decrease in deferred revenue of $200,087.

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

Investing Activities

Net cash flows used in investing activities were $21,805 and $16,964 for the six months ended June 30, 2018 and 2017, respectively. We purchased property and equipment of $21,805 during the six months ended June 30, 2018. During the six months ended June 30, 2017, we purchased property and equipment of $16,964.

Financing Activities

Net cash flows provided by financing activities were $498,522 and $492,981 for the six months ended June 30, 2018 and 2017, respectively. Net cash flows provided by financing activities for the six months ended June 30, 2018, were for proceeds from sale of preferred stock for $500,000 which is offset by payments to related party of $1,478. Net cash flows provided by financing activities were $492,981 for the six months ended June 30, 2017 and were for proceeds from sale of preferred stock for $500,000 and amounts owed to a related party of $7,019.

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2018, and the results of operations and cash flows for the six months ended June 30, 2018 have been included. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of June 30, 2018, and December 31, 2017, there is an allowance for doubtful accounts of $421 and $431.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this Update be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This guidance did not have a material impact upon our financial condition or results of operations.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2018 closing rate at 1.32080 US$: GBP, quarterly average rate at 1.3203 US$: GBP and yearly average rate at 1.37595 US$: GBP. For the three and six months ended June 30, 2017 closing rate at 1.30240 US$: GBP, quarter average rate at 1.27779 US$: GBP and yearly average rate at 1.25801 US$: GBP and, for the year ended 2017 closing rate at 1.350291 US$: GBP, average rate at 1.28819 US$ GBP.

For the six months ended June 30, 2018, Global Telesat Communications LTD, (GTCL) represents 69.0% of total company sales for the six months ended June 30, 2018 and as such, currency rate variances have an impact on results. For the six months ended June 30, 2018 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.25801 to 1.37595. Had the yearly average rate remained at 1.25801, sales for the six months ended June 30, 2017 would have been lower by $462,049, resulting in an increase in the comparable loss for the period. GTCL comparable sales in GBP, its home currency, decreased 1.6% or £26,006, from £1,637,317 to £1,663,323, for the six months ended June 30, 2018 as compared to June 30, 2017.

For the six months ended June 30, 2017, Global Telesat Communications LTD, (GTCL) represents 73.6% of total company sales for the six months ended June 30, 2017 and as such, currency rate variances have an impact on results. For the six months ended June 30, 2017 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.43414 to 1.25801. Had the yearly average rate remained, sales for the six months would have been higher by $290,606. GTCL comparable sales in GBP, its home currency, increased 31.3% or £412,574, from £1,237,379 to £1,649,954, for the six months ended June 30, 2017 as compared to June 30, 2016.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets as current liabilities. At June 30, 2018, we had deferred revenue of approximately $15,902. At December 31, 2017, we had deferred revenue of approximately $215,989.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2018 and December 31, 2017, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the six months ending June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the six months ended June 30, 2018, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the quarter ended June 30, 2018 that were not otherwise disclosed by us in a Current Report on Form 8-K.

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

Dated: August 14, 2018	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

