Form 10-Q
period 2018-09-30
Orbital Tracking Corp.
filed 2018-11-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares of the Registrant’s Common Stock outstanding as of November 14, 2018 was 936,519.

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three and nine months ended September 30, 2018 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$203,449	$233,326
Accounts receivable, net	189,645	294,495
Inventory	475,129	332,895
Unbilled revenue	77,507	89,515
Prepaid expenses	-	82,454
Other current assets	83,904	48,213
Total current assets	1,029,634	1,080,898

Property and equipment, net	1,585,590	1,757,200
Intangible assets, net	206,250	225,000

Total Assets	$2,821,474	$3,063,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$878,589	$855,687
Deferred revenue	-	215,989
Related party payable	11,540	6,998
Provision for income taxes	10,939	12,461
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,013,465	1,203,532

Total Liabilities	1,013,465	1,203,532

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 3,333 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 1,913,676 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	191	191
Series D ($0.0001 par value; 5,000,000 shares authorized, 2,892,109 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	289	289
Series E ($0.0001 par value; 8,746,000 shares authorized, 5,174,200 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	517	517
Series F ($0.0001 par value; 1,100,000 shares authorized, 349,999 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	35	35
Series G ($0.0001 par value; 10,090,000 shares authorized, 5,202,602 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	520	520
Series H ($0.0001 par value; 200,000 shares authorized, 13,741 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	1	1
Series I ($0.0001 par value; 114,944 shares authorized, 49,110 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	5	5
Series J ($0.0001 par value; 125,000 shares authorized, 64,698 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	6	4
Series K ($0.0001 par value; 1,250,000 shares authorized, 1,156,866 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	116	116
Series L ($0.0001 par value; 100,000 shares authorized, 30,000 and 0, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	3	-
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 936,519 outstanding as of September 30, 2018 and December 31, 2017, respectively	94	94
Additional paid-in capital	10,946,435	10,398,908
Accumulated deficit	(9,134,180)	(8,540,715)
Accumulated other comprehensive loss	(6,024)	(400)
Total stockholders’ equity	1,808,009	1,859,566

Total liabilities and stockholders’ equity	$2,821,474	$3,063,098

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net sales	$1,386,927	$1,588,466	$4,654,507	$4,547,491

Cost of sales	1,140,717	1,240,654	3,673,128	3,589,537

Gross profit	246,210	347,812	981,379	957,954

Operating expenses:
Selling and general administrative	162,038	137,847	477,698	430,479
Salaries, wages and payroll taxes	200,675	178,762	566,626	513,349
Stock based compensation	47,422	-	47,422	600,000
Professional fees	44,309	163,754	205,277	432,320
Depreciation and amortization	74,943	74,143	221,656	224,319
Total operating expenses	529,387	554,506	1,518,679	2,200,467

Loss before other expenses and income taxes	(283,177)	(206,694)	(537,300)	(1,242,513)

Other (income) expense
Change in fair value of derivative instruments, net	-	-	-	(1,237)
Interest expense	-	10	110	446
Other expense – Subscription Holders Preferred	-	-	-	2,308,981
Foreign currency exchange rate variance	32,313	38,530	47,158	32,180
Total other expense	32,313	38,540	47,268	2,340,370

Net loss before taxes	$(315,490)	$(245,234)	$(584,568)	$(3,582,883)

Income tax expense	8,897	20,465	8,897	26,456

Net loss	$(324,387)	$(265,699)	$(593,465)	$(3,609,339)

Comprehensive Income:
Net loss	$(324,387)	$(265,699)	$(593,465)	$(3,609,339)
Foreign currency translation adjustments	(13,551)	18,485	(5,624)	32,926
Comprehensive loss	$(337,938)	$(247,214)	$(599,089)	$(3,576,413)

NET INCOME LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding - basic	936,519	484,463	847,413	293,917
Weighted number of common shares outstanding - diluted	936,519	484,463	847,413	293,917
Basic net (loss) per share	$(0.36)	$(0.51)	$(0.71)	$(12.17)
Diluted net (loss) per share	$(0.36)	$(0.51)	$(0.71)	$(12.17)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(593,465)	$(3,609,339)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	-	(1,237)
Depreciation expense	202,906	205,569
Amortization of intangible asset	18,750	18,750
Preferred stock-based price protection expense	-	2,308,981
Provision for income tax expense	(1,091)	-
Stock based compensation	47,422	600,000
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	-	121,096
Imputed interest	110	446
Change in operating assets and liabilities:
Accounts receivable	104,850	(411,498)
Inventory	(142,234)	(62,721)
Unbilled revenue	12,008	(11,346)
Prepaid expense	82,454	(101,034)
Other current assets	(35,691)	(29,827)
Accounts payable and accrued liabilities	22,902	491,916
Deferred revenue	(215,989)	124,111
Net cash used in operating activities	(497,068)	(356,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,019)	(20,676)
Net cash used in investing activities	(31,019)	(20,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of note payable, related party, net	4,542	438
Proceeds from sale of preferred stock	500,000	500,000
Net cash provided by financing activities	504,542	500,438

Effect of exchange rate on cash	(6,332)	29,854

Net increase in cash	(29,877)	153,482
Cash beginning of period	233,326	114,733
Cash end of period	$203,449	$268,216

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

NON CASH FINANCE AND INVESTING ACTIVITY
Preferred stock issued for accounts payable	$-	$46,694

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2017, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2017, which are contained in Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018. The consolidated balance sheet as of December 31, 2017 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. The unaudited condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2018, and the results of operations and cash flows for the nine months ended September 30, 2018 have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

On March 8, 2018, our then-outstanding 140,224,577 shares of common stock outstanding were reduced by a reversed split for a ratio of 1 for 150. As of September 30, 2018, we have 936,519 shares of common stock issued and outstanding post-split. The number of authorized shares of our common stock will not be reduced by the reverse stock split. Accordingly, the reverse Stock split will have the effect of creating additional unissued and unreserved shares of our common stock. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split. See Note 8 - Stockholders Equity.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation and common stock issued for services.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2018, and December 31, 2017, there is an allowance for doubtful accounts of $8,216 and $431.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2018 closing rate at 1.3036 US$: GBP, quarter average rate at 1.30281 US$: GBP and yearly average rate at 1.3513 US$: GBP. For the three and nine months ended September 30, 2017 closing rate at 1.3399 US$: GBP, average rate at 1.30842 US$: GBP and 1.27500 US$: GBP and, for the year ended 2017 closing rate at 1.350291 US$: GBP, average rate at 1.28819 US$ GBP.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets as current liabilities. At September 30, 2018, we had deferred revenue of approximately $0. At December 31, 2017, we had deferred revenue of approximately $215,989.

Cost of Product Sales and Services

Cost of sales consists primarily of materials, airtime and overhead costs incurred internally and amounts incurred to contract manufacturers to produce our products, airtime and other implementation costs incurred to install our products and train customer personnel, and customer service and third-party original equipment manufacturer costs to provide continuing support to our customers. There are certain costs which are deferred and recorded as prepaids, until such revenue is recognized. Refer to revenue recognition above as to what constitutes deferred revenue.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2018 and December 31, 2017, respectively.

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

The following are dilutive common stock equivalents during the period ended:

	September 30, 2018	September 30, 2017
Convertible preferred stock	2,214,729	2,441,383
Stock options exercisable within 60 days	320,042	285,667
Stock warrants	60,000	-
Total	2,654,771	2,727,050

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. There is not expected to be an impact as a result of adopting this ASU on the consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There was no impact as a result of adopting this ASU on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. There was no impact as a result of adopting this ASU on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was effective for the Company on January 1, 2018. There was no impact as a result of adopting this ASU on the consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment was effective for the Company on December 15, 2017. There was no impact as a result of adopting this ASU on the consolidated financial statements and related disclosures.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA). SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its consolidated financial statements.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2018, the Company had an accumulated deficit of approximately $9,134,180, working capital of approximately $16,169 and net loss of approximately $593,465 during the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The unaudited condensed consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At September 30, 2018 and December 31, 2017, inventories consisted of the following:

	September 30, 2018	December 31, 2017
Finished goods	$475,129	$332,895
Less reserve for obsolete inventory	-	-
Total	$475,129	$332,895

For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $0 at September 30, 2018 and $82,454 at December 31, 2017, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as costs associated with certain deferred revenue. For the nine months ended September 30, 2018 and 2017, amortization expense as related to stock-based compensation was $0 and $600,000, respectively. The amortization for prepayment of equity instruments are included in professional fees, as reflected in the accompanying consolidated statements of operations. As of September 30, 2018, and December 31, 2017, all stock-based payments have been fully amortized. Prepaid expenses consist primarily of costs paid for future services which will occur within a year. The amortization of prepayments for deferred revenue are included in cost of sales as incurred.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Office furniture and fixtures	$78,650	$81,467
Computer equipment	31,303	29,894
Rental equipment	67,588	40,298
Appliques	2,160,096	2,160,096
Website development	23,334	23,776

Less accumulated depreciation	(775,381)	(578,331)

Total	$1,585,590	$1,757,200

Depreciation expense was $68,693 and $202,906 for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, depreciation expense was $67,893 and $205,569, respectively. For the year ended December 31, 2017 depreciation expense was $259,386.

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

Amortization of customer contracts are included in depreciation and amortization. For the nine months ended September 30, 2018 and 2017, the Company amortized $18,750, respectively. Future amortization of intangible assets is as follows:

2018	6,250
2019	25,000
2020	25,000
2021	25,000
2022 and thereafter	75,000
Total	$156,250

On February 19, 2015, the Company issued 6,667 of its common stock, par value $0.0001, at $7.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$631,098	$659,285
Rental deposits	43,064	22,303
Customer deposits payable	32,436	27,792
Accrued wages	13,301	10,302
Payroll liabilities	2,899	5,600
Sales tax payable	541	2,017
VAT liability	45,692	34,520
UK corporate tax payable	9,674	-
Pre-merger accrued other liabilities	65,948	65,948
Accrued other liabilities	33,936	27,920
Total	$878,589	$855,687

NOTE 8 - STOCKHOLDERS’ EQUITY

Capital Structure

On March 28, 2014, in connection with the Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying unaudited condensed consolidated financial statements are retroactively restated for the effect of the Reincorporation.

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

Preferred Stock

As of September 30, 2018, there were 50,000,000 shares of Preferred Stock authorized.

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

As of September 30, 2018, there were 20,000 shares of Series A Convertible Preferred Stock authorized and no shares issued and outstanding.

As of September 30, 2018, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 3,333 shares issued and outstanding.

As of September 30, 2018, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 1,913,676 shares issued and outstanding.

As of September 30, 2018, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 2,892,109 shares issued and outstanding.

As of September 30, 2018, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 5,174,200 shares issued and outstanding.

As of September 30, 2018, there were 1,100,000 shares of Series F shares authorized and 349,999 shares issued and outstanding.

As of September 30, 2018, there were 10,090,000 shares of Series G shares authorized and 5,202,602 shares issued and outstanding.

As of September 30, 2018, there were 200,000 shares of Series H shares authorized and 13,741 shares issued and outstanding.

As of September 30, 2018, there were 114,944 shares of Series I shares authorized and 49,110 shares issued and outstanding.

As of September 30, 2018, there were 125,000 shares of Series J shares authorized and 64,698 shares issued and outstanding.

As of September 30, 2018, there were 1,250,000 shares of Series K shares authorized and 1,156,866 shares issued and outstanding.

As of September 30, 2018, there were 100,000 shares of Series L shares authorized and 30,000 shares issued and outstanding.

Common Stock

As of September 30, 2018, there were 750,000,000 shares of Common Stock authorized and 936,519 shares issued and outstanding.

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

The exercise price of an Incentive Stock Option shall be at least 100% of the Fair Market Value of the Common Stock on the Grant Date, and in the case of an Incentive Stock Option granted to a Participant who owns more than 10% of the total combined voting power of all classes of the stock of the Company or of its parent or subsidiary corporations (a “Ten Percent Stockholder”), shall not be less than 110% of the Fair Market Value of the Common Stock on the Grant Date. As of September 30, 2018, Mr. David Phipps, is a Ten Percent Stockholder. The determination of more than 10% ownership shall be made in accordance with Section 422 of the Code. To the extent the aggregate Fair Market Value (determined as of the Grant Date) of Common Stock with respect to which a Participant’s Incentive Stock Options become exercisable for the first time during any calendar year (under the Plan and all other stock option plans of the Company and its parent and subsidiary corporations) exceeds $100,000, such portion in excess of $100,000 shall be treated as a Nonqualified Stock Option.

On June 14, 2018, we issued 275,000 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $1.50 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $1.60, vest in equal quarterly installments starting July 1, 2018 over the next two years and expire on July 1, 2021. For the years ended December 31, 2018, 2019 and 2020, the amount of vested options is 68,750, 137,500 and 68,750, respectively. On July 1, 2018, 34,375 options were fully vested and valued on the vesting date at approximately $1.2816 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.50 per share (based on the market price at close on July 1, 2018) volatility of 175%, expected term of 3 years, and a risk-free interest rate of 2.81%. For the nine months ended September 30, 2018, stock-based compensation was $47,422 for the fully vested portion of the stock option grant.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding at September 30, 2018 as disclosed in the below table have approximately $560,667 of intrinsic value at the end of the period.

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2018	285,667	$1.90	8.52
Granted	275,000	1.54	2.75
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at September 30, 2018	560,667	$1.72	5.56
Balance exercisable at September 30, 2018	320,042	1.72	5.56
Weighted average fair value of options granted during the period	275,000	$1.54	2.75

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2018	-	$-	-
Granted	60,000	4.00	2.62
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at September 30, 2018	60,000	$4.00	2.62

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a one-year term note with David Phipps where the stockholder loans bear no interest. The note has been extended annually, with the most recent extension dated January 29, 2018, for an additional year to February 19, 2019. The balance of the related party note payable was $0, as of September 30, 2018. The accounts payable due to related party includes advances for inventory and services due to David Phipps of $11,540. Total payments due to David Phipps as of September 30, 2018 and December 31, 2017 are $11,540 and $6,998, respectively.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaled $54,803 for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company employed two individuals who were related to Mr. Phipps of which earned gross wages of $50,406.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 14, 2018, the Company entered into a two (2) year Employment Agreement (“Agreement”) with Mr. Phipps, with an automatic one (1) year extension. Under the Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and will receive an annual base salary equal to the sum of $170,000 and £48,000 to be paid through our operating subsidiary, Global Telesat Communications, Ltd. For the nine months ended September 30, 2018, the £48,000 equivalent to USD is $64,862 and the yearly conversion rate is 1.35130. The agreement provides for a performance bonus based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreement), Mr. Phipps will be entitled to a severance equal to twice his base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018.

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

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement

On July 7, 2017, the Company entered into an agreement with Viewtrade Securities Inc. to assist in effectuating a securities offering of $5,000,000 to $7,000,000. The agreement is now expired, and the Company’s related registration statement has been withdrawn prior to effectiveness.

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

NOTE 11 - CONCENTRATIONS

Customers:

No customer accounted for 10% or more of the Company’s revenues during the nine months ended September 30, 2018 and 2017.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2018 and 2017.

	September 30, 2018		September 30, 2017

Cyngus Telecom	$385,944	11.1%	$357,846	9.7%
Globalstar Europe	$375,148	10.8%	$489,026	13.3%
Garmin	$479,717	13.8%	$444,345	12.0%
Network Innovations	$1,452,677	41.7%	$1,468,253	39.8%

Geographic:

The following table sets forth revenue as to each geographic location, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017

Europe	$956,187	68.9%	$1,077,011	63.4%	$3,155,339	67.8%	$2,879,564	63.3%
North America	$295,239	21.3%	$468,700	29.5%	$940,375	20.2%	$1,175,554	25.9%
South America	$58,296	4.2%	$46,075	2.9%	$307,229	6.6%	$263,187	5.8%
Arab States	$4,095	0.3%	$2,511	0.2%	$10,241	0.2%	$17,701	0.4%
Asia & Pacific	$61,643	4.4%	$59,340	3.7%	$197,013	4.2%	$192,465	4.2%
Africa	$11,467	0.8%	$4,829	0.3%	$44,311	1.0%	$19,020	0.4%
	$1,386,927		$1,588,466		$4,654,507		$4,547,491

NOTE 12 - SUBSEQUENT EVENTS

The Company does not have any subsequent events to be disclosed prior to this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Statements made in this Item 2, “Management’s Discussion and Analysis and Plan of Operation,” and elsewhere in this 10-Q that do not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company’s products, as well as other factors, many or all of which may be beyond the Company’s control. Consequently, investors should not place undue reliance upon forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

Corporate Information

The Company is a distributor, developer and reseller of satellite enabled communications hardware and provides products, airtime and related services to customers located both in the United States and internationally through its subsidiaries, US based Orbital Satcom Corp. (“Orbital Satcom”) and UK based GTCL. We sell equipment and airtime for use on all major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya. We specialize in offering a range of satellite enabled personal and asset tracking products and provide an advanced mapping portal for customers using our range of GSM and satellite-based GPS tracking devices. Additionally, we operate a short-term rental service for customers who require use of our equipment for a limited time without the up-front expense of purchasing hardware. Our acquisition of GTCL in February 2015 expanded our global satellite-based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts which entitle us to transmit GPS tracking coordinates and other information at preferential rates through one of the world’s largest commercial satellite networks. We now have a physical or storefront presence in more than 10 countries and have in excess of 30,000 customers located in almost 125 countries across every continent in the world. Our customers include businesses, U.S. and foreign governments, non-governmental and charitable organizations, military users, resellers and private individuals located all over the world.

Recent Events

On July 7, 2017, the Company entered into an agreement with Viewtrade Securities Inc. to assist in effectuating a securities offering of $5,000,000 to $7,000,000. The agreement is now expired, and the Company’s related registration statement has been withdrawn prior to effectiveness.

On February 28, 2018, a majority of our shareholders gave their written consent approving a reverse split of our common stock at a ratio of 1 for 150. Effective March 8, 2018, we conducted a reverse split of our common stock at a ratio of 1 for 150. Beginning March 8, 2018, our trading symbol was changed to “TRKKD” for a period of twenty business days, after which it reverted to “TRKK.” As a result of the reverse split, our common stock has the following new CUSIP number: 68558X209. See Note 8 Stockholders Equity, in the accompanying unaudited condensed consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

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

Key Compensation Agreements

On June 14, 2018, the Company entered into a two (2) year Employment Agreement (“Agreement”) with Mr. Phipps, with an automatic one (1) year extension. Under the Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and will receive an annual base salary equal to the sum of $170,000 and £48,000 to be paid through our operating subsidiary, Global Telesat Communications, Ltd. For the nine months ended September 30, 2018, the £48,000 equivalent to USD is $64,862 at the yearly conversion rate is 1.3513. The agreement provides for a performance bonus based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreement), Mr. Phipps will be entitled to a severance equal to twice his base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018.

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

We had net cash used in operations of approximately $497,068 during the nine months ended September 30, 2018. At September 30, 2018, we had working capital of approximately $16,169. Additionally, at September 30, 2018, we had an accumulated deficit of approximately $9,134,180 and stockholder’s equity of $1,808,009. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Results of Operations for the Three and Nine Months Ended September 30, 2018 compared to the Three and Nine Months Ended September 30, 2017

Revenue. Sales for the three and nine months ended September 30, 2018 consisted primarily of sales of satellite phones, accessories, locator beacons, tracking devices and airtime plans. For the three months ended September 30, 2018, revenues generated were approximately $1,386,927 compared to approximately $1,588,466 of revenues for the three months ended September 30, 2017, a decrease in total revenues of $201,539 or 12.7%. Sales for the nine months ended September 30, 2018 were $4,654,507 compared to approximately $4,547,491 of revenues during the nine months ended September 30, 2017, a $107,016 increase in total revenues or 2.4%.

Factors relative to the fluctuations in revenue by subsidiary, for the three months ended September 30, 2018 and 2017 are; Global Telesat Communications Ltd. comparable revenue for the three months ended September 30, 2018 and 2017, decreased $17,724 or 1.8% to $949,310, respectively; for the nine months ended September 30, 2018 and 2017, Global Telesat Communications Ltd. comparable revenue increased $138,950 or 4.5% to $3,202,987 from $3,064,037; for the three months ended September 30, 2018 and 2017, Orbital Satcom Corp. revenue decreased $183,815 or 29.6% to $437,617, respectively; for the nine months ended September 30, 2018 and 2017, comparable revenue for Orbital Satcom Corp. decreased $31,964 or 2.2% to $1,451,490, respectively.

The Company sales volatility is affected by severe weather. The Company attributes the decrease in revenue for the three months ended September 30, 2018, to its increase in sales for the comparable period of 2017. The 2017 hurricane season resulted in larger than normal sales volume, as well as, the Company’s award of a substantial tracker contract to the same period. This quarterly decrease resulted in a lower than normal increase for the nine months ending September 30, 2018.

Cost of Sales. During the three months ended September 30, 2018, cost of revenues decreased to $1,140,717 compared to $1,240,654 for the three months ended September 30, 2017, a decrease of $99,937 or 8.1%. For the nine months ended September 30, 2018, cost of revenues increased to $3,673,128 compared to $3,589,537 for the nine months ended September 30, 2017, an increase of $83,591 or 2.3%. Gross profit margins during the three months ended September 30, 2018 were 17.6% as compared to 21.9% for the comparable period in the prior year. During the nine months ended September 30, 2018, gross profit margins were 21.1% as compared to 21.1%. We expect our cost of revenues to continue to increase during fiscal 2018 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended September 30, 2018 were $529,387, a decrease of $25,119, or 4.5%, from total operating expenses for the three months ended September 30, 2017 of $554,506. For the nine months ended September 30, 2018 total operating expenses were $1,518,679, as compared to $2,200,467, for the same period in 2017, a decrease of $681,788 or 31.0%. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $162,038 and $137,847 for the three months ended September 30, 2018 and 2017, respectively, an increase of $24,191 or 17.6%. For the nine months ended September 30, 2018, selling, general and administrative expenses were $477,698 as compared to $430,479, an increase of $47,219 or 11.0%. The increase for the three and nine months ended September 30, 2018, was due to an increase in ecommerce fees, which represented a rate of 4.9% of sales, as compared to 4.2% for the prior year.

Salaries, wages and payroll taxes were $200,675 and $178,762, for the three months ended September 30, 2018 and 2017, respectively, an increase of $21,913, or 12.3%. For the nine months ended September 30, 2018, salaries, wages and payroll taxes were $566,626 as compared to $513,349, an increase of $53,277, or 10.4%, for the same period in the prior year. For the three and nine months ended September 30, 2018, the increase is attributable to an increase in executive compensation, additional employees and an increase in the exchange rate, as compared to the same period in the prior year.

Stock based compensation was $47,422 and $600,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively; and $47,422 and $0 for the three months ended September 30, 2018 and September 30, 2017, respectively. On June 14, 2018, the Company issued 250,000 options under its 2018 Incentive Plan (the “Plan”), to Officers, Directors and certain key employees. See Footnote 8, Stockholders’ Equity. For the nine months ended September 30, 2018, stock-based compensation was $47,422, for the vested and exercisable options under its 2018 Incentive Plan of 34,375. The quarterly vested amount of options 34,375, will be expensed each quarter using the Black-Scholes option pricing mode. On May 26, 2017, the Company issued 5,000,000 options to Mr. Phipps, 3,750,000 options to Theresa Carlise and 20,000,000 options to certain key employees of the Company. All of the options issued outside of the Plan are fully vested and have an exercise price of $0.01 per share and a term of 10 years.

Professional fees were $44,309 and $163,754 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $119,445, or 72.9%. For the nine months ended September 30, 2018, professional fees were $205,277 as compared to $432,320, a decrease of $227,043 or 52.5% from the nine months ended September 30, 2017. The overall decrease was primarily attributable to; investor relation fees, legal expenses, and fees related to public company expense, from the same period in the prior year.

Depreciation and amortization expenses were $74,943 and $74,143 for the three months ended September 30, 2018 and 2017, respectively, an increase of $800 or 1.1%. For the nine months ended September 30, 2018 depreciation and amortization expenses were $221,656 as compared to $224,319, a decrease of $2,663, or 1.2% from the same period in the prior year. For the three and nine months, the decrease in depreciation is attributable to the disposal of fully amortized assets for the year ended December 31, 2017.

We expect our expenses in each of these areas to continue to increase during fiscal 2018 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expenses were $32,313 compared to $38,540 during the three months ended September 30, 2018 and 2017 respectively, a decrease of $6,227 or 16.2%. Our total other expenses were $47,268 compared to $2,340,370 during the nine months ended September 30, 2018 and 2017 respectively, a decrease of $2,293,102 or 98.0%. The decrease is primarily attributable to the expense for the nine months ended September 30, 2017, of $2,308,981 related to the Series J Preferred stock issuance, for price protection to certain Subscribers of Preferred Series F, Preferred Series G and Preferred Series H.

Income Tax Expense. The Company’s wholly owned subsidiary, GTCL, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Income tax expense related to GTCL, was $8,897 and $20,465 for the three months ended September 30, 2018 and 2017 respectively. For the nine months ended September 30, 2018 and 2017, income tax expense was $8,897 and $26,456, respectively.

Net Loss. We recorded net loss of $324,387, for the three months ended September 30, 2018 as compared to a net loss of $265,699, for the three months ended September 30, 2017. We recorded net loss of $593,465, for the nine months ended September 30, 2018 as compared to a net loss of $3,609,339, for the nine months ended September 30, 2017. The increase in net loss is a result of the factors as described above.

Comprehensive (Loss) Income. We recorded a (loss) gain for foreign currency translation adjustments for the three months ended September 30, 2018 and 2017, of ($13,551) and $18,485, respectively. For the nine months ended September 30, 2018 and 2017, we recorded a (loss) gain of ($5,624) and $32,926, respectively. The fluctuations of the increase/decrease are primarily attributed to the increase recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2018, we had a cash balance of $203,449. Our working capital is $16,169 at September 30, 2018.

Our current assets at September 30, 2018 decreased by approximately 4.7% from December 31, 2017 and included cash, accounts receivable, unbilled revenue, inventory, prepaid and other current assets.

Our current liabilities at September 30, 2018 decreased by 15.8% from December 31, 2017 and included our accounts payable, due to related party and deferred revenue and other liabilities in the ordinary course of our business.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2018 amounted to $497,068 and were primarily attributable to our net loss of $593,465, total amortization expense of $18,750, depreciation of $202,906, stock based compensation of $47,422, imputed interest of $110, decrease in provision for income taxes of $1,091 and net change in assets and liabilities of $171,700, primarily attributable to a decrease in accounts receivable of $104,850, an increase in inventory of $142,234, decrease in unbilled revenue of $12,008, decrease in prepaid expense of $82,454, an increase in other current assets of $35,691, increase in accounts payable of $22,902 and a decrease in deferred revenue of $215,989.

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

Investing Activities

Net cash flows used in investing activities were $31,019 and $20,676 for the nine months ended September 30, 2018 and 2017, respectively. We purchased property and equipment of $31,019 during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we purchased property and equipment of $20,676.

Financing Activities

Net cash flows provided by financing activities were $504,542 and $500,438 for the nine months ended September 30, 2018 and 2017, respectively. Net cash flows provided by financing activities for the nine months ended September 30, 2018, were for proceeds from sale of preferred stock for $500,000 and borrowings from related party of $4,542. Net cash flows provided by financing activities were $500,438 for the nine months ended September 30, 2017 and were for proceeds from sale of preferred stock for $500,000 and amounts owed to a related party of $438.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock-based charges.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2018, and the results of operations and cash flows for the nine months ended September 30, 2018 have been included. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of September 30, 2018, and December 31, 2017, there is an allowance for doubtful accounts of $8,216 and $431.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2018 closing rate at 1.3036 US$: GBP, quarter average rate at 1.30281 US$: GBP and yearly average rate at 1.3513 US$: GBP. For the three and nine months ended September 30, 2017 closing rate at 1.3399 US$: GBP, average rate at 1.30842 US$: GBP and 1.27500 US$: GBP and, for the year ended 2017 closing rate at 1.350291 US$: GBP, average rate at 1.28819 US$ GBP.

For the nine months ended September 30, 2018, Global Telesat Communications LTD, (GTCL) represents 68.5% of total company sales for the nine months ended September 30, 2018 and as such, currency rate variances have an impact on results. For the nine months ended September 30, 2018 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.275 to 1.3513. Had the yearly average rate remained at 1.275, sales for the nine months ended September 30, 2018 would have been lower by $180,854, resulting in an increase in the comparable loss for the period. GTCL comparable sales in GBP, its home currency, decreased 1.4% or £32,866, from £2,403,166 to £2,370,301, for the nine months ended September 30, 2018 as compared to September 30, 2017.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets as current liabilities. At September 30, 2018, we had deferred revenue of approximately $0. At December 31, 2017, we had deferred revenue of approximately $215,989.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2018 and December 31, 2017, respectively.

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

Recent Accounting Pronouncements

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There was no impact as a result of adopting this ASU on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. There was no impact as a result of adopting this ASU on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was effective for the Company on January 1, 2018. There was no impact as a result of adopting this ASU on the consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment was effective for the Company on December 15, 2017. There was no impact as a result of adopting this ASU on the consolidated financial statements and related disclosures.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA). SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. There was no impact as a result of adopting this ASU on the consolidated financial statements and related disclosures.

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

With respect to the nine months ending September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the nine months ended September 30, 2018, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the quarter ended September 30, 2018 that were not otherwise disclosed by us in a Current Report on Form 8-K.

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

Dated: November 14, 2018	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

