Form 10-K
period 2018-12-31
Orbital Tracking Corp.
filed 2019-03-29
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed first fiscal quarter, based on the price at which the common equity was last sold on the OTCQB on June 29, 2018 was approximately $1,270,614. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 29, 2019
Common Stock, $0.0001 par value	1,260,804

ORBITAL TRACKING CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2018

PART I

Item 1. Business

Corporate History

On January 22, 2015, the Company changed its name to “Orbital Tracking Corp.” from “Great West Resources, Inc.” pursuant to a merger with a newly formed wholly-owned subsidiary.

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

Global Telesat Communications Limited (“GTCL”) was formed under the laws of England and Wales in 2008. On February 19, 2015, the Company entered into a share exchange agreement with GTCL and all of the holders of the outstanding equity of GTCL pursuant to which GTCL became a wholly-owned subsidiary of the Company.

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

On March 8, 2018, we effected a reverse split of our common stock at a ratio of 1 for 150. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

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

We now have a physical presence in the U.K and Miami, as well as our online storefront presence in more than 10 countries and have in excess of 30,000 customers located in more than 125 countries across every continent in the world. Our customers include businesses, U.S. and foreign governments, non-governmental and charitable organizations, military users, resellers and private individuals located all over the world.

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

Aside from providing services over Globalstar’s simplex data network, we are, through GTCL and Orbital Satcom, an authorized reseller of Globalstar’s two-way voice and data transmissions service, called the duplex service, and simplex and duplex satellite telecommunications services offered by other leading networks such as Iridium, Inmarsat and Thuraya. We offer a range of prepaid and monthly contract satellite communications airtime options from these network providers. We typically pay the network providers a monthly access fee per subscriber, as well as usage fees for airtime minutes used by our subscribers. This is a rapidly growing market and we believe we are well positioned to take advantage of this growth. Our customers are in industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities as well as recreational users. We are focused on growing and diversifying our customer base, increasing our product range and making maximum use of our preferred pricing arrangements with Globalstar, which are long term contracts that historically generate approximately 5% of our annual revenue.

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

There is an existing, and we believe significantly growing, multi-billion-dollar global market for a small and cost-effective solution for receiving and processing mobile voice and data communications from remote locations used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. Over the past two decades, the global mobile satellite services market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the devices, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. We believe our solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities, as well as recreational users. We do not tailor our products and services to different types of customers as in our experience military, non-profit, government and recreational users tend to purchase the same types of products and services.

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

Research and Development

On February 19, 2015, the Company issued 6,667 shares of common stock (1,000,000 pre-split shares of common stock), at $7.50 per share ($0.05 per share pre-split), or $50,000, to a consultant as compensation for the design and delivery of dual mode GSM/Globalstar Simplex tracking devices and related hardware and intellectual property. For the fiscal years ending December 31, 2018 and December 31, 2017, there were no expenditures on research and development.

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

Sources and Availability of Components

Certain materials and equipment for our products are custom made for those products and are dependent upon either a single or limited number of suppliers. Failure of a supplier could cause delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components is inferior or unacceptable.

Employees

We currently have nine full time and three part time employee, not including David Phipps, our Chief Executive Officer and President, and Theresa Carlise, our Chief Financial Officer. Mr. Phipps and Ms. Carlise work for us full time.

Item 1A. Risk Factors

Risks Related to Our Business

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this annual report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We have a history of net losses and we are uncertain about our future profitability.

We have incurred significant net losses since our inception. For the years ended December 31, 2018, 2017 and 2016, we have incurred net losses of $1.2 million, $3.9 million, and $2.6 million, respectively. As of December 31, 2018, we had an accumulated deficit of $9,735,421. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products.

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

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2018 and December 31, 2017 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. At December 31, 2018, we had an accumulated deficit of $9,735,421 and negative working capital of $341,130, and a net loss of $1,194,706 during the year ended December 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our common stock might lose their entire investment.

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

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2018, we had cash on hand of $142,888. If cash on hand and cash generated from operations are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financings. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

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

Our sales may be impacted should there be a disruption of service to our Amazon online storefronts

The Company’s Amazon online marketplaces represented approximately 37.3% and 25.7% of total sales for the years ended December 31, 2018 and 2017, respectively and we anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Should there be a disruption of Amazon services this may impact our sales adversely.

We are heavily reliant on David Phipps, our Chairman, Chief Executive Officer and President, and the departure or loss of David Phipps could disrupt our business.

The Company depends heavily on the continued efforts of David Phipps, Chairman, Chief Executive Officer and President. Mr. Phipps is the founder of GTCL and is essential to the Company’s strategic vision and day-to-day operations and would be difficult to replace. On June 14, 2018, the Company entered into a two-year employment contract with Mr. Phipps’ and we cannot be certain that he will desire to continue with us for the duration of the employment term. The departure or loss of Mr. Phipps, or the inability to timely hire and retain a qualified replacement, could negatively impact the Company’s ability to manage its business.

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

We believe our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review in our internal control over financial reporting as of December 31, 2018, including those related to (i) a lack of segregation of duties within accounting functions, and (ii) the need for a new accounting system to effectively manage our increased volume of transactions. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead to investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related to Our Organization and Our Common Stock

Certain shareholders will be able to exert significant influence over us to the detriment of minority stockholders.

Our ten largest shareholders beneficially own approximately 64.6% of our outstanding common stock as of March 29, 2019, as calculated according to voting power. These stockholders, if they act together, will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

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

The conversion of some or all of our outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock and Series L Preferred Stock will dilute the ownership interests of existing stockholders. On December 5, 2017, by consent of a majority of the preferred holders in each class the beneficial ownership conversion limitation was increased from 4.99% to 9.99% of the then outstanding common. We have authorized 20,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and currently have no Series A Preferred Stock outstanding. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the preferred stock may encourage short selling by market participants because the conversion of the preferred stock could be used to satisfy short positions, or anticipated conversion of the preferred stock into shares of our common stock could depress the price of our common stock.

The total number of shares of preferred stock authorized, preferred stock issued and outstanding as of March 29, 2019 and common stock that may be issued upon conversion of each class of preferred stock as of March 29, 2019 is set forth below as affected by the reverse split of 1 for 150 on March 8, 2018:

Class	Authorized Shares of Preferred Stock	Issued and Outstanding March 29, 2019	Underlying Shares of Common Stock Issuable March 29, 2019 (1)	Beneficial Ownership Limitation
Series A Preferred Stock	20,000	-	-	-
Series B Preferred Stock	30,000	3,333	111	9.99%
Series C Preferred Stock	4,000,000	1,913,676	127,578	9.99%
Series D Preferred Stock	5,000,000	2,892,109	385,615	9.99%
Series E Preferred Stock	8,746,000	5,174,200	344,947	9.99%
Series F Preferred Stock	1,100,000	349,999	2,333	9.99%
Series G Preferred Stock	10,090,000	5,202,602	34,684	9.99%
Series H Preferred Stock	200,000	13,741	9,160	9.99%
Series I Preferred Stock	114,944	49,110	32,739	9.99%
Series J Preferred Stock	125,000	64,698	431,319	9.99%
Series K Preferred Stock	1,250,000	1,156,866	771,243	9.99%
Series L Preferred Stock	100,000	30,000	75,000	9.99%
			2,214,729

(1)	Not accounting for any applicable limitations on beneficial ownership.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management and increases our expenses. We estimate the Company incurs approximately $200,000 to $300,000 annually in connection with being a public company.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2019 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

There is currently no active public market for shares of our common stock, and one may never develop. Our common stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property.

We rent our office space at 18851 N.E. 29th Ave, Suite 700, Aventura, Florida 33180 for $314 per month and our facilities in Poole, England for £1,791 per month, or $2,321 per month at the yearly average conversation rate of 1.296229.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently eligible for quotation and trades on the OTCQB under the symbol “TRKK.”

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTCQB, as adjusted for our 150:1 reverse split approved by FINRA April 21, 2014 and our further 150:1 reverse split approved by FINRA March 8, 2018. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. The last reported sales price of our common stock on the OTC Markets on March 28, 2019 was $0.30 per share.

	High	Low
Year ended December 31, 2018
First Quarter	$4.50	$1.50
Second Quarter	3.00	1.38
Third Quarter	1.73	0.51
Fourth Quarter	1.00	0.15
Year ended December 31, 2017
First Quarter	$157.42	$26.99
Second Quarter	53.67	6.99
Third Quarter	15.74	3.00
Fourth Quarter	9.30	2.10

Equity Compensation Plan Information

As of December 31, 2018, we had issued and outstanding options to purchase 1,185,667 shares of common stock. The weighted average exercise price of the options was $0.66. Options totaling 285,667 were not issued under any equity compensation plan. The weighted average exercise price of the options was $1.90. There were 900,000 options outstanding pursuant to the 2018 Incentive Plan with a weighted average exercise price of $0.26.

The following table provides pre-split information about our equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans – 2018 Incentive Plan	900,000	$0.26	100,000
Equity compensation plans not issued under an equity compensation plan	285,667	$1.90	-
Total	1,185,667	-	100,000

Holders

As of March 29, 2019, we had 1,260,804 shares of our common stock issued and outstanding held by approximately 450 stockholders of record.

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

Item 6. Selected Financial Data.

We qualify as a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, and are not required to provide the information required by this Item.

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

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the Risk Factors which appear in our filings and reports made with the Securities and Exchange Commission (the “SEC”), our lack of working capital, the value of our securities, the impact of competition, the continuation or worsening of current economic conditions, technology and technological changes, a potential decrease in consumer spending and the condition of the domestic and global credit and capital markets. Additionally, these forward-looking statements are presented as of the date this Form 10-K is filed with the SEC. We do not intend to update any of these forward-looking statements.

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

We had net cash used in operations of approximately $590,185 during the year ended December 31, 2018. At December 31, 2018, we had negative working capital of approximately $341,130. Additionally, at December 31, 2018, we had an accumulated deficit of approximately $9,735,421 and stockholder’s equity of $1,378,715. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include accounting for stock-based compensation.

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

The relevant translation rates are as follows: for the year ended December 31, 2018 closing rate at 1.274700 US$: GBP, average rate at 1.296229 US$: GBP and for the year ended 2017 closing rate at 1.350291 US$: GBP, average rate at 1.288190 US$: GBP.

GTCL represents 68.5% of total company sales and as such, currency rate variances have an impact on results. For the year ended December 31, 2018 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.288190 to 1.296229. Had the yearly average rate remained, sales would have been lower by $24,320. GTCL comparable sales in GBP, its home currency, decreased 2.4% or £72,892, from £3,098,112 to £3,025,220 for the year ended December 31, 2018 as compared to December 31, 2017.

GTCL represents 66.5% of total company sales and as such, currency rate variances have an impact on results. For the year ended December 31, 2017 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.35585 to 1.288190. Had the yearly average rate remained, sales would have been higher by $209,615. GTCL comparable sales in GBP, its home currency, increased 22.5% or £569,628, from £2,528,484 to £3,098,112 for the year ended December 31, 2017 as compared to December 31, 2016.

Results of Operations

Net Revenue. For the years ended December 31, 2018 and 2017, revenues generated were approximately $5,726,572 and $6,004,955, a decrease of $278,383 or 4.6%. Revenues were derived primarily from the sales of satellite phones, locator beacons, GPS trackers, terminals, accessories and additional and recurring airtime plans. Comparable sales for Orbital Satcom Corp decreased 10.4% or $208,801, from $2,013,995 to $1,805,194. Comparable sales for GTCL decreased 1.7% or $69,582, from $3,990,960 to $3,921,378. The sales decrease is attributable to significant one-off contracts and awards during 2017, totaling $476,439, which were not repeated during 2018, and extreme weather conditions during 2017 which resulted in a significant increase in sales during August, September and October, “hurricane season”. For the 2017 hurricane season, sales were $1,635,834 for the three-month period, as compared to $1,329,549 for the same three-month period in 2017, a sales decrease of $306,285 or 18.7%.

Cost of Sales. During the years ended December 31, 2018 and 2017, cost of revenues decreased to $4,691,748 compared to $4,854,216 for the year ended December 31, 2017, a decrease of $162,468 or 3.4%. We expect our cost of revenues to continue to increase during fiscal 2019 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross profit margins during the year ended December 31, 2018 and 2017 were 18.1% and 19.2%, respectively. The decline in margin was attributable to an increase in sales to resellers which have a lower profit margin and increased competition in U.S. marketplaces, such as Amazon.com.

Operating Expenses. Total operating expenses for the year ended December 31, 2018 were $2,164,460, a decrease of $543,885, or 20.1%, from total operating expenses for the year ended December 31, 2017, of $2,708,345.

Selling, general and administrative expenses were $664,819 and $583,900 for the years ended December 31, 2018 and 2017, respectively, representing an increase of $80,919 or 13.9%. The increase is attributable to amounts due for property taxes in UK for 2017 and 2018, VAT tax reserve for Orbital Satcom, which was denied and an increase in Amazon fees.

Salaries, wages and payroll taxes were $741,584 and $688,589 for the year ended December 31, 2018 and 2017, respectively, representing an increase of $52,995, or 7.7%. The increase was attributable to costs associated with personnel, to support the requirements for public companies, to support revenue goals and build the Company’s infrastructure for future growth and opportunities and to record new employment agreements for the Company’s Chief Executive Officer and Chief Financial Officer.

Stock based compensation were non-cash expenses, for fully vested options to purchase 68,750 shares of the Company’s stock with a fair market value of $1.38 per share at an exercise price of $1.50 and $1.70 to management and a director and 831,250 shares of the Company’s stock with a fair market value of $0.15 per share at an exercise price of $0.15 and $0.17, for the year ended December 31, 2018. Stock based compensation was $219,518 for the year ended December 31, 2018. For the year ended December 31, 2017, 200,000 shares of the Company’s stock with a fair market value of $3.00 per share, an exercise price of $1.50 were granted to management and a director, stock-based compensation was $600,000.

Professional fees were $249,675 and $551,470 for the years ended December 31, 2018 and 2017, respectively, representing a decrease of $301,795 or 54.7%. The decrease was attributable to the Company’s decreased investor relations costs of $166,164, reduction of legal expenses of $67,933, reduction of public company expense and underwriter fees of $67,698. The Company incurred higher professional fees in 2017 related to the Company’s positioning for a NASDAQ up-listing and the engagement of an underwriter for a future offering.

Depreciation and amortization expenses were $288,864 and $284,386 for the years ended December 31, 2018 and 2017, respectively, representing an increase of $4,478, or 1.6%. The increase was attributable to exchange rate variances and purchases of depreciable capitalized assets of $30,331.

We expect our expenses in each of these areas to continue to increase during fiscal 2019 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $56,536 and $2,358,244 during the years ended December 31, 2018 and 2017 respectively, representing a decrease of $2,301,708 or 97.6%. The decrease is primarily attributed to expense related to Series J Preferred stock issuance for price protection to certain Subscribers of Preferred Series C, Preferred Series F, Preferred Series G and Preferred Series H, in the amount of $2,308,981, for the year ended December 31, 2017.

Net Loss before Income Taxes. We recorded net loss before income tax of $1,186,172 for the year ended December 31, 2018 as compared to a net loss of $3,915,850, for the year ended December 31, 2017. The decrease is a result of the factors as described above.

Provision for Income Taxes and Income Tax Expense. The Company recorded income tax expense of $8,534 and decrease in provision for income taxes of $1,765 to $10,696 for UK taxes related to its subsidiary, GTCL, for the year ended December 31, 2018. For the year ended December 31, 2017, the Company recorded income tax expense of $10,998 and a provision for income taxes of $12,461 for UK taxes related to its subsidiary, GTCL.

Net Loss. We recorded net loss after income tax of $1,194,706 for the year ended December 31, 2018 as compared to a net loss of $3,939,309 for the year ended December 31, 2017. The decrease is a result of the factors as described above.

Comprehensive Loss. We recorded a (loss) gain for foreign currency translation adjustments for the year ended December 31, 2018 and 2017, of $(5,772) and $32,541, respectively. The fluctuations of the increase/decrease are primarily attributable to exchange rate variances. Comprehensive loss for the year ended December 31, 2018 was $1,200,478 as compared to loss of $3,906,768 for the year ended December 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2018, we had a cash balance of $142,888 and negative working capital is approximately $341,130 at December 31, 2018.

Our current assets at December 31, 2018 decreased 33.8% to $715,157, from $1,080,898, for December 31, 2017. The decrease included cash, accounts receivable, inventory, unbilled revenue, prepaid expenses and other current assets. Prepaid expenses primarily represent services to consultants, which are amortized over the length of the contract and have been fully amortized during the year ended December 31, 2017.

Our current liabilities at December 31, 2018 decreased to $1,056,287 from $1,203,532 or a decrease of $147,245, or 12.2% from December 31, 2017. The decrease is comprised of a decrease in deferred revenue of $196,288, provision for income taxes $1,765, offset by an increase in accounts payable of $18,779 and due to related party of $32,029.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2018 amounted to $590,185 and were attributable to our net loss of $1,194,706, offset by stock-based compensation of $219,518, depreciation and amortization expense of $288,864, and imputed interest of $110. Changes in operating assets and liabilities were reflected by decreases in accounts receivable of $123,970, inventory of $63,782, unbilled revenue of $2,435, prepaid and other current assets of $85,028, deferred revenue of $196,288 and provision for income taxes of $1,765, increases in accounts payable and accrued expenses of $18,777.

Net cash flows used in operating activities for the year ended December 31, 2017 amounted to $315,245 and were primarily attributable to our net loss of $3,939,309 and change in fair value of derivative liabilities of $1,237,offset by stock based compensation of $600,000, depreciation and amortization expense of $284,386, amortization of prepaid expense for stock based compensation for services of $161,164, preferred stock-based price protection expense of $2,308,981 and imputed interest of $831. Changes in operating assets and liabilities were reflected by increases in accounts receivable of $197,737, unbilled revenue of $35,171, prepaid and other current assets of $90,826, deferred revenue of $213,365, provision for income taxes of $12,461 and accounts payable and accrued expenses of $365,475, and decreases in inventory of $2,372.

Investing Activities

Net cash flows used in investing activities were $30,331 and $26,448 for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, we purchased property and equipment of $30,331. For the year ended December 31, 2017, purchased of property and equipment of $26,448.

Financing Activities

Net cash flows provided by financing activities were $532,029 and $439,545 for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, we had proceeds from related party for $32,029 and proceeds from the sale of our Convertible Preferred Series J stock of $200,000 and Convertible Preferred Series L stock of $300,000. During the year ended December 31, 2017, we had repayments of due to related party for $60,455 and proceeds from the sale of our Convertible Preferred Series J stock of $500,000.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-38.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2018, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

With respect to the fiscal year ended December 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2018.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our executive officers, directors and significant employees as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

David Phipps	53	February 19, 2015	Chief Executive Officer, President and Chairman

Hector Delgado	50	May 27, 2015	Director

Theresa Carlise	60	June 9, 2015	Chief Financial Officer, Treasurer and Secretary

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

Background of executive officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Phipps, Chief Executive Officer and Chairman, 53, has served as the Managing Director of GTCL since 2008 and as the President of GTC, a competitor of the Company, from 2003 through 2014. He has served as the President of Orbital Satcom since February 19, 2015, as Chairman of the Board of Directors of the Company since February 24, 2015 and Chief Executive Officer since February 25, 2015. Mr. Phipps was chosen as a director of the Company based on his knowledge of and relationships in the global satellite communications business.

Hector Delgado, Director, 50, was appointed to the Board of Directors on May 27, 2015. Mr. Delgado is currently the Executive Officer of the Naval Reserve Special Operations Command South (SOCSOUTH) Detachment 108. He has also served as a Special Agent in the United States Department of Homeland Security since 1995 and as the Managing Member of ISR Strategies, LLC, a full-service security consulting company, since 2010. He is a United States Navy SEAL with active and reserve service for over twenty-eight years. In 2006, he was mobilized and served a combat tour in Ramadi, Iraq with SEAL Team THREE receiving a Navy Commendation Medal with Combat “V”. He has served with SEAL Teams TWO, THREE, FOUR, EIGHTEEN and Special Operations Command Central and South. Mr. Delgado has participated in tours of duty in the Middle East, Europe, Africa and South America. He has also served as an adjunct instructor at the United States Merchant Marine Academy teaching maritime security and conducting International Ship Security Code (ISPS) training and assessments. His managerial expertise has been refined not only in a military environment, but also extensively in the governmental sector, where he has been responsible for the budgets, training, and logistics of thousands of people. Mr. Delgado was chosen as a director of the Company based on his leadership and entrepreneurial experience and particular familiarity with the military and governmental agencies.

Theresa Carlise, Chief Financial Officer, Treasurer and Secretary, 60, was appointed Chief Financial Officer, Treasurer and Secretary on June 9, 2015. She joined the Company from FTE Networks (OTCQX FTNW), a leading provider of infrastructure services for the telecommunications and wireless sector, where she served as a financial advisor from May 2014 through March 2015. Chief Financial Officer and director from September 2011 through May 2014. Prior to FTE Networks, she served as the Chief Executive Officer, Chief Financial Officer and a director of Control System & Instrumentation (CSI) Consultants, which provided information technology consulting and system design to the industrial and manufacturing sectors, from July 2010 to September 2011 and as Chief Financial Officer and a director of Las Vegas Railway Express, Inc. (OTCBB LVRE), a developer of passenger rail transportation and related ancillary services, from December 2009 through July 2010. Ms. Carlise also served as the Chief Financial Officer of Shearson Financial Network, Inc. (OTCBB SFNN), and as Chief Financial Officer, senior vice president and a director of National Record Mart, Inc., (NASDAQ NRMI). From October 2006 to November 2007 Ms. Carlise served as Chief Financial Officer of Shearson Financial Network, Inc., a direct to consumer mortgage banking company. Declining market conditions in the mortgage banking industry in 2007, contributed to the Company filing a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June of 2008. Ms. Carlise holds a Bachelor of Science in Finance from Indiana University of Pennsylvania.

Family Relationships

There are no family relationships between any of our directors or executive officers.

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

Committees of the Board of Directors

Audit Committee. We did not during 2018, and do not currently, have an audit committee. If and when we satisfy the other initial listing standards for listing our common stock on NASDAQ or another national exchange, we intend to establish an audit committee of the Board of Directors. If we establish an audit committee in the future, we expect that it will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties would likely be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. We expect that the audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. We expect that the audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles At this time, we do not satisfy the listing requirements of NASDAQ or any other national stock exchange. There can be no assurance that the Company will meet the listing requirements of NASDAQ or any other national stock exchange in the near future, or ever, and that if such listing requirements were met, that NASDAQ or another national stock exchange would list our common stock for trading thereon.

Compensation Committee. We did not during 2018, and do not currently, have a compensation committee. If and when we satisfy the other initial listing standards for listing our common stock on NASDAQ or another national exchange, we intend to establish a compensation committee of the Board of Directors. If we establish a compensation committee in the future, we expect that the compensation committee will review and approve our salary and benefits policies, including compensation of executive officers. We anticipate that a compensation committee would also administer our stock option plans and recommend and approve grants of stock options under such plans. At this time, we do not satisfy the listing requirements of NASDAQ or any other national stock exchange. There can be no assurance that the Company will meet the listing requirements of NASDAQ or any other national stock exchange in the near future, or ever, and that if such listing requirements were met, that NASDAQ or another national stock exchange would list our common stock for trading thereon.

Nominating Committee. We did not during 2018, and do not currently, have a nominating committee. If and when we satisfy the other initial listing standards for listing our common stock on NASDAQ or another national exchange, we intend to establish a nominating committee of the Board of Directors. If we establish a nominating committee, we expect that the nominating committee would consider and make recommendations on matters related to the practices, policies and procedures of the Board and take a leadership role in shaping our corporate governance. As part of its duties, the nominating committee likely would assess the size, structure and composition of the Board and its committees, and coordinate the evaluation of Board performance. We expect that the nominating committee would also act as a screening and nominating committee for candidates considered for election to the Board. At this time, we do not satisfy the listing requirements of NASDAQ or any other national stock exchange. There can be no assurance that the Company will meet the listing requirements of NASDAQ or any other national stock exchange in the near future, or ever, and that if such listing requirements were met, that NASDAQ or another national stock exchange would list our common stock for trading thereon.

Board Leadership Structure and Role in Risk Oversight

Mr. Phipps acts as our Chairman and Chief Executive Officer. We have no policy requiring either that the positions of the Chairman of the Board and the Chief Executive Officer be separate or that they be occupied by the same individual. The Board of Directors believes that this issue is properly addressed as part of the succession planning process and that a determination on this subject should be made when it elects a new chief executive officer or at such other times as when consideration of the matter is warranted by circumstances. Currently, the Board of Directors believes that the Chief Executive Officer is best situated to serve as Chairman because he is the director most familiar with the Company’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. Mr. Delgado, our independent director, brings experience, oversight and expertise from outside the Company and from a variety of industries, while the CEO brings extensive experience and expertise specifically related to the Company’s business. The Board of Directors believes that the current combined role of Chairman and CEO promotes strategy development and execution, and facilitates information flow between management and the Board of Directors, which are essential to effective governance.

One of the key responsibilities of the Board of Directors is to develop strategic direction and hold management accountable for the execution of strategy once it is developed. The Board of Directors believes the current combined role of Chairman and Chief Executive Officer, combined with having an independent director, is in the best interest of stockholders because it provides the appropriate balance between strategy development and independent oversight of management.

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

Item 11. Executive Compensation

2018 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers (as defined in Item 402(m)(2) of Regulation S-K) for the fiscal years ended December 31, 2018 and December 31, 3017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Phipps Chief Executive	2018	$219,862	-	-	$83,233		-	-	$44,748	(3)(4)	$347,844
Officer, President and Chairman	2017	$210,086	-	-	$100,000	(2)	-	-	$36,000	(3)	$346,086

Theresa Carlise Chief Financial	2018	$145,640	$5,000	-	$41,617	(4)	-	-	$3,920	(6)	$196,177
Officer, Secretary and Treasurer	2017	$140,000	$6,000	-	$75,000	(4)	-	-	$-		$221,000

(1)	Reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. All stock awards have been adjusted for our 1:150 reverse stock split effective March 28, 2014 and our further 1:150 reverse stock split effective March 8, 2018.
(2)	On May 26, 2017, Mr. Phipps was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 33,333 shares of common stock at a purchase price of $1.50 per share. On June 14, 2018, Mr. Phipps was granted a three-year option to purchase 100,000 shares of common stock, vesting quarterly over the term at an exercise price per $1.70 per share. On December 18, 2018, the company cancelled the unvested portion of the grant or 75,000 options and reissued a separate grant of options to purchase 325,000 shares of common stock, fully vested with a term of five years at an exercise price of $0.17.
(3)	The Company pays David Phipps a monthly fee of $3,000 or $36,000 per year, for his services as a director of the company, in addition to his compensation as Chief Executive Officer and President.
(4)	On June 14, 2018, the Company entered into a new employment agreement, which entitles him to $1,200 per month auto allowance. For the year ended December 31, 2018, the auto allowance was $8,748.
(5)	On May 26, 2017, Ms. Carlise was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 25,000 shares of common stock at a purchase price of $1.50 per share. On June 14, 2018, Ms. Carlise was granted a three-year option to purchase 50,000 shares of common stock, vesting quarterly over the term at an exercise price per $1.50 per share. On December 18, 2018, the company cancelled the unvested portion of the grant or 37,500 options and reissued a separate grant of options to purchase 162,500 shares of common stock, fully vested with a term of five years at an exercise price of $0.15.
(6)	On June 14, 2018, the Company entered into a new employment agreement, which entitles her to $600 per month auto allowance. For the year ended December 31, 2018, the auto allowance was $3,920.

Narrative Disclosure to the Summary Compensation Table

On May 26, 2017, the Company issued 33,333 options to David Phipps, 25,000 options to Theresa Carlise, 8,333 options to Hector Delgado, its Director. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The options were valued on the grant date at approximately $3.00 per option or a total of $200,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the closing price of the Company’s common stock of the date of issuance post-split), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2017 of $600,000, respectively.

On June 14, 2018, we issued 100,000 stock options David Phipps, 50,000 options to Theresa Carlise, 25,000 options to Hector Delgado, its Director, pursuant to the 2018 Incentive Plan. All options issued have an exercise price of $1.50 per share, with the exception of David Phipps, our Chief Executive Officer, President and Chairman and a 10% stockholder, whose exercise price is $1.60, vest in equal quarterly installments starting July 1, 2018 over the next two years and expire on July 1, 2021. On July 1, 2018, 34,375 options were vested. valued on the vesting date at approximately $1.38 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: strike price of 1.50 and 1.60 stock price of $1.38 per share (based on the market price at close on July 1, 2018) volatility of 718%, expected term of 3 years, and a risk-free interest rate of 2.69%. On October 1, 2018, an additional 34,375 options were fully vested and valued on the vesting date at approximately $1.38 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.38 per share (based on the market price close at grant date on June 14, 2018) volatility of 607%, expected term of 3 years, and a risk-free interest rate of 2.64%.

On June 14, 2018, the Company entered into a two (2) year Employment Agreement (“Agreement”) with Mr. Phipps, with an automatic one (1) year extension. Under the Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and will receive an annual base salary equal to the sum of $170,000 and £48,000 to be paid through our operating subsidiary, GTCL. For the year ended December 31, 2018, the £48,000 equivalent to USD is $62,219 and the yearly conversion rate is 1.296229. The agreement provides for a performance bonus based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreement), Mr. Phipps will be entitled to a severance equal to twice his base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018.

Previously the Company had a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016. Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and received an annual base salary equal to the sum of $144,000 and £48,000, or $61,833 at the yearly conversion rate of 1.288190. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. On January 1, 2018, the agreement automatically renewed for another year.

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

Prior to June 14, 2018, the Company had a one-year agreement for Ms. Carlise, as its Chief Financial Officer, Treasurer and Secretary. The agreement provided for an annual compensation of $140,000 as well as medical benefits. The agreement was effective December 1, 2016 and had an automatic renewal clause whereby the agreement renews itself for another year, if not cancelled by the Company previously. The agreement had been automatically extended for an additional term of one year on December 1, 2017. In addition to the base salary of $140,000 annually, Ms. Carlise was eligible to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors and shall be eligible for grants of awards under stock option or other equity incentive plans of the Company.

On December 18, 2018, the Company cancelled the unvested options as follows; 75,000 options to David Phipps, 37,500 options to Theresa Carlise, 18,750 options to Hector Delgado, its Director and 75,000 options to certain employees of the Company. Total grants cancelled were 206,250 and were returned to the Plan.

Also, on December 18, 2018, we issued we issued 325,000 stock options David Phipps, 162,500 options to Theresa Carlise, 68,750 options to Hector Delgado, its Director and 275,000 options to certain employees of the Company, pursuant to the 2018 Incentive Plan. All options issued have an exercise price of $0.15 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $0.17, are fully vested and expire on December 17, 2023. The options were valued on the grant date at approximately $0.15 per option or a total of $124,674 using a Black-Scholes option pricing model with the following assumptions: strike price of 0.15 stock price of $0.15 per share (based on the market price at close on December 17, 2018) volatility of 773%, expected term of 5 years, and a risk-free interest rate of 2.69%.

For the year ended December 31, 2018, the Company recorded stock-based compensation of $219,518, respectively.

Outstanding Equity Awards at 2018 Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Phipps	25,000		-	-	1.60	7/01/2021	-	-	-	-
	325,000		-	-	0.15	12/17/2023	-	-	-	-
	66,667	(1)	-	-	1.50	12/15/2026	-	-	-	-
	33,333	(1)	-	-	1.50	5/25/2027	-	-	-	-
	450,000
Theresa Carlise	12,500		-	-	1.50	7/01/2021	-	-	-	-
	162,500		-	-	0.15	12/17/2023	-	-	-	-
	3,336	(1)	-	-	7.50	12/21/2025	-	-	-	-
	25,000	(1)	-	-	1.50	5/25/2027
	203,336

(1)	Options granted outside of any Stock Option Plan.

2018 Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Phipps (1)	$36,000	-	$83,233	-	-	-	$119,233
Hector Delgado	$20,000	-	$18,934	-	-	-	$38,934

(1)	Amounts are included in Summary Compensation Table.

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

On May 26, 2017, the Company issued 8,333 options to Hector Delgado, its Director and 33,333 options to David Phipps. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The options were valued on the grant date at approximately $3.00 per option or a total of $200,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the closing price of the Company’s common stock of the date of issuance post-split), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. Additionally, on May 26, 2017, the Company issued another 133,000 options to certain employees of the Company. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The options were valued on the grant date at approximately $3.00 per option. In connection with the stock option grant, as described above, the Company recorded stock-based compensation for the year ended December 31, 2017 of $600,000.

On June 14, 2018, we issued 100,000 stock options to David Phipps and 25,000 options to Hector Delgado, its Director. All options issued have an exercise price of $1.50 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $1.60, vest in equal quarterly installments starting July 1, 2018 over the next two years and expire on July 1, 2021, pursuant to the 2018 Incentive Plan. On December 18, 2018, the Company cancelled the unvested options for David Phipps of 75,000 and cancelled 18,750 options for Hector Delgado, its Director. Also, on December 18, 2018, we issued we issued 325,000 stock options Mr. Phipps and 68,750 options to Hector Delgado, its Director, pursuant to the 2018 Incentive Plan. All options issued have an exercise price of $0.15 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $0.17, are fully vested and expire on December 17, 2023.

Mr. Phipps and Mr. Delgado receive no compensation from the Company except as described above.

Employment Agreements with Current Management

Other than as described above, there are no additional agreements with current management, for the two years ended December 31, 2018 and 2017, respectively,

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

100,000 shares, of our common stock are reserved for issuance under the 2018 Incentive Plan as awards to employees, directors, consultants, advisors and other service providers.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables sets forth, as of March 29, 2019, the number of and percent of the Company’s common stock beneficially owned by: (1) all directors, naming them; (2) our executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 29, 2019 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 29, 2019 have been exercised and converted.

	Total Voting Power (1)			Common Stock (2)			Series B Preferred Stock (3)
Name and Address of Beneficial Owner (14)	Number of Shares		Percent	Number of Shares		Percent	Number of Shares		Percent
Directors and Executive Officers									-
David Phipps	256,586	(15)	14.32%	381,586	(16)	15.91%	-		-
Hector Delgado	-		-	84,666	(17)	3.53%	-		-
Theresa Carlise	-		-	203,334	(18)	8.48%	-		-
Directors and Executive Officers as a Group (3 persons)	256,586		14.32%	227,443		27.47%	-		-

Certain Persons
Michael Brauser (19)	125,954	(20)	7.03%	125,954	(21)	5.17%	-		-
Frost Gamma Investments Trust (22)	125,954	(23)	7.03%	125,594	(23)	5.17%	-		-
Barry Honig GRQ Consulting Inc 401K (24)	125,954	(25)	7.03%	125,594	(26)	5.17%	3,333	(26)	100%
Sandor Capital Master Fund LP (27)	125,954	(28)	7.03%	125,594	(28)	5.17%	-		-
Oban Investments LLC (29)	125,954	(30)	7.03%	125,594	(30)	5.17%	-		-
Jenna Foster	83,371	(31)	4.65%	162,538	(32)	6.78%	-		-
James Phipps	83,371	(33)	4.65%	162,538	(34)	6.78%	-		-

Total Voting Capital and Shares Outstanding	1,792,036			2,437,703			3,333

	Series C Preferred Stock (4)			Series D Preferred Stock (5)			Series E Preferred Stock (6)
Name and Address of Beneficial Owner (14)	Number of Shares		Percent	Number of Shares		Percent	Number of Shares		Percent
Directors and Executive Officers									-
David Phipps	-		-	-		-	5,140,360	(16)	99.35%
Hector Delgado	-		-	-		-	-		-
Theresa Carlise	-		-	-		-	-		-
Directors and Executive Officers as a Group (3 persons)	-		-	-		-	5,140,360		99.35%

Certain Persons
Michael Brauser (19)	-		-	1,522,566	(21)	52.65%	-		-
Frost Gamma Investments Trust (22)	1,852,894	(23)	96.82%	-		-	-		-
Barry Honig GRQ Consulting Inc 401K (24)	-		-	691,094	(26)	23.90%	-		-
Sandor Capital Master Fund LP (27)	60,782	(28)	3.18%	655,000	(28)	22.65%	-		-
Oban Investments LLC (29)	-		-	-		-	-		-
Jenna Foster	-		-	-		-	-		-
James Phipps	-		-	-		-	-		-

Total Voting Capital and Shares Outstanding	1,913,676			2,892,109			5,174,200

	Series F Preferred Stock (7)			Series G Preferred Stock (8)			Series H Preferred Stock (9)
Name and Address of Beneficial Owner (14)	Number of Shares		Percent	Number of Shares		Percent	Number of Shares		Percent
Directors and Executive Officers
David Phipps	-		-	-		-	-		-
Hector Delgado	-		-	-		-	-		-
Theresa Carlise	-		-	-		-	-		-
Directors and Executive Officers as a Group (3 persons)	-		-	-		-	-		-

Certain Persons
Michael Brauser (19)	-		-	1,077,594	(21)	20.71%	168	(21)	1.22%
Frost Gamma Investments Trust (22)	-		-	-		-	1,073	(23)	7.81%
Barry Honig GRQ Consulting Inc 401K (24)	349,999	(26)	100%	4,125,008	(26)	79.29%	12,500	(26)	90.97%
Sandor Capital Master Fund LP (27)	-		-	-		-	-		-
Oban Investments LLC (29)	-		-	-		-	-		-
Jenna Foster	-		-	-		-	-		-
James Phipps	-		-	-		-	-		-

Total Voting Capital and Shares Outstanding	349,999			5,202,602			13,741

	Series I Preferred Stock (10)			Series J Preferred Stock (11)			Series K Preferred Stock (12)
Name and Address of Beneficial Owner (14)	Number of Shares		Percent	Number of Shares		Percent	Number of Shares		Percent
Directors and Executive Officers
David Phipps	-		-	-		-	-		-
Hector Delgado	-		-	-		-	-		-
Theresa Carlise	-		-	-		-	-		-
Directors and Executive Officers as a Group (3 persons)	-		-	-		-	-		-

Certain Persons
Michael Brauser (19)	24,305	(21)	1.22%	5,000	(21)	7.73%	341,819	(21)	29.55%
Frost Gamma Investments Trust (22)	-		-	50,000	(23)	77.28%	187,500	(23)	16.21%
Barry Honig GRQ Consulting Inc 401K (24)	24,305	(26)	49.49%	5,000	(26)	7.73%	341,820	(26)	29.55%
Sandor Capital Master Fund LP (27)	-		-	-		-	75,000	(28)	6.48%
Oban Investments LLC (29)	-		-	4,103	(30)	6.34%	143,750	(30)	12.43%
Jenna Foster	-		-	-			-		-
James Phipps	-		-	-			-		-

Total Voting Capital and Shares Outstanding	49,110			64,698			1,156,866

Series L Preferred Stock (13)
Name and Address of Beneficial Owner (14)	Number of Shares		Percent
Directors and Executive Officers
David Phipps	-		-
Hector Delgado	-		-
Theresa Carlise	-		-
Directors and Executive Officers as a Group (3 persons)	-		-

Certain Persons
Michael Brauser (19)	10,000	(21)	33.33%
Frost Gamma Investments Trust (22)	-		-
Barry Honig GRQ Consulting Inc 401K (24)	10,000	(26)	33.33%
Sandor Capital Master Fund LP (27)	-		-
Oban Investments LLC (29)	-		-
Jenna Foster	-		-
James Phipps	-		-

Total Voting Capital and Shares Outstanding	30,000

(1) In determining the voting power held by a person or entity, the percentage of total voting power represents voting power with respect to all shares of our common stock and preferred stock, as a single class. The holders of our common stock are entitled to one vote per share, or 1,260,804 votes as of March 29, 2019, holders of our Series B Preferred Stock are entitled to one vote per 1/150th or 0.0333 a share, holders of our Series C Preferred Stock are entitled to one vote per 10/150th or 0.0667 a share, holders of our Series D Preferred Stock are entitled to one vote per 20/150th or 0.1333 a share, holders of our Series E Preferred Stock are entitled to one vote per 10/150th or 0.0667 a share, holders of our Series F Preferred Stock are entitled to one vote per 1/150th or 0.0067 a share, holders of our Series G Preferred Stock are entitled to one vote per 1/150th or 0.0067 a share, holders of our Series H Preferred Stock are entitled to one vote per 100/150th or 0.6667 a share, holders of our Series I Preferred Stock are entitled to one vote per 100/150th or 0.6667 a share, holders of our Series J Preferred Stock are entitled to one vote per 1,000,/150th or 6.6667 a share, holders of our Series K Preferred Stock are entitled to one vote per 100/150th or 0.6667 a share. holders of our Series L Preferred Stock are entitled to one vote per 2.50 a share.

In determining the percent of voting power by a person or entity, (a) the numerator is the number of common shares outstanding as of March 29, 2019, (1,260,804), and common shares available to acquire upon conversion, subject to 9.99% ownership limitations, whereby the owner would not exceed 9.99% of the outstanding shares of common stock (531,232) and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 29, 2019 (1,260,804) and (ii) conversion of preferred stock, (531,232), subject to ownership limitations on conversion and exercise as more fully described in the notes below, which is an aggregate of 1,792,036 shares. Not included in calculating voting power are (i) shares of common stock which may be acquired within 60 days upon exercise of warrants or options and (ii) preferred shares of common stock which exceed the beneficial ownership limitations on the voting rights and conversion of convertible preferred shares.

(2) In determining the percent of common stock beneficially owned by a person or entity, (a) the numerator is the number of shares of the class beneficially owned by such person or entity (1,260,804), including shares which may be acquired within 60 days on exercise of warrants or options (645,667) and common shares available to acquire upon conversion, subject to 9.99% ownership limitations, whereby the owner would not exceed 9.99% of the outstanding shares of common stock (491,231) and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 29, 2019, (1,260,804) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of options, (645,667) and (iii) conversion of preferred stock, (491,231), subject to ownership limitations on conversion and exercise as more fully described in the notes below, which is an aggregate of 2,397,703 shares.

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

(13) Each share of Series L Preferred Stock is convertible into 2.50 per share of common stock. Pursuant to the terms of the Series L Preferred Stock, a holder cannot convert any of the Series L Preferred Stock if such holder would beneficially own, after any such conversion, more than 9.99% of the outstanding shares of common stock. However, this beneficial ownership limitation does not prevent the holders from selling some of their holdings and then converting additional shares of Series L Preferred Stock into common stock. In this way, the holders could sell more than these limits while never holding more than those limits. Subject to the beneficial ownership limitation, each holder is entitled to one vote for each 2.50 per share of Series L Preferred Stock owned at the record date for the determination of shareholders entitled to vote, or, if no record, date is established, at the date, such vote is taken, or any written consent of shareholders is solicited.

(14) Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o Orbital Tracking Corp., 18851 N.E. 29th Ave., Suite 700, Aventura, Florida 33180.

(15) Includes (i) one vote for each 256,586 shares of common stock. Does not include 342,691 votes and common shares issuable upon the conversion of 5,140,360 shares of Series E Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series E Preferred Stock.

(16) Includes (i) one vote for each 256,586 shares of common stock. Does not include (i) 342,691 votes and common shares issuable upon the conversion of 5,140,360 shares of Series E Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series E Preferred Stock and (ii) 125,000 options exercisable within 60 days.

(17) Includes 84,666 shares of common stock issuable upon exercise of options.

(18) Includes 203,334 shares of common stock issuable upon exercise of options.

(19) The address of this beneficial owner is 4400 Biscayne Blvd., #850, Miami Florida 33137.

(20) Includes (i) one vote per share for 21,584 shares of common stock held in the name of Michael Brauser, (ii) one vote per share for 26,965 shares of common stock held in the name of Grander Holdings Inc., 401K, (iii) one vote per share of 77,405 shares of common stock, issuable upon conversion of 580,540 shares of Series D Preferred Stock, one share of Series D Preferred Stock is convertible into 20/150th or 0.1333 of common, held in the name of Michael Brauser. Mr. Brauser is the trustee of Grander Holdings Inc., 401K and holds voting and dispositive power over the securities of the Company held by Grander Holdings Inc., 401K. Does not include (i) 125,603 votes, or 20/150th or 0.1333 votes per share of 942,026 shares of Series D Preferred Stock, due to the beneficial ownership limitations on the voting rights of the Series D Preferred Stock, held in the name of Michael Brauser, (ii) 7,184 votes or 1/150th or 0.0067 votes per share of 7,184 shares of common stock issuable upon conversion of 1,077,594 shares of Series G Preferred stock, due to the beneficial ownership limitations on the voting rights of the Series G Preferred Stock, held by Grander Holdings Inc., 401K , (iii) 112 votes or 100/150th or 0.6667 votes per share of 112 shares of common stock issuable upon conversion of 168 shares Series H Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock held by Grander Holdings Inc., 401K, (iv) 16,203 votes or 100/150th or 0.6667 votes per share of 16,203 shares of common stock issuable upon conversion of 24,305 shares Series I Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series I Preferred Stock held by Grander Holdings Inc., 401K, (v) 33,333 votes or 1,000/150th or 6.6667 votes per share of 33,333 shares of common stock issuable upon conversion of 5,000 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of Grander Holdings Inc., 401K, (vi) 136,805 votes, or 100/150th or 0.6667 votes per share, of 136,805 shares of common stock issuable upon conversion of 205,208 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Grander Holdings Inc., 401K, (vii ) 91,074 votes, or 100/150th or 0.6667 votes per share of 91,074 shares of common stock issuable upon conversion of 136,611 shares of Series K Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Michael Brauser and (viii) 25,000 votes, or 2.50 votes per share of 25,000 shares of common stock issuable upon conversion of 10,000 shares of Series L Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series L Preferred Stock, held in the name of Grander Holdings Inc., 401K.

(21) Includes (i) one vote per share for 21,584 shares of common stock held in the name of Michael Brauser, (ii) one vote per share for 26,965 shares of common stock held in the name of Grander Holdings Inc., 401K, (iii) one vote per share of 57,405 shares of common stock, issuable upon conversion of 430,540 shares of Series D Preferred Stock, held in the name of Michael Brauser, one share of Series D Preferred Stock is convertible into 20/150th or 0.1333 of common and (iv) 20,000 shares of common stock issuable upon exercise of Series L preferred warrants exercisable within 60 days, held in the name of Grander Holdings Inc., 401K. Mr. Brauser is the trustee of Grander Holdings Inc., 401K and holds voting and dispositive power over the securities of the Company held by Grander Holdings Inc., 401K. Does not include (i) 145,603 votes, or 20/150th or 0.1333 votes per share of 1,092,026 shares of Series D Preferred Stock, due to the beneficial ownership limitations on the voting rights of the Series D Preferred Stock, held in the name of Michael Brauser, (ii) 7,184 votes or 1/150th or 0.0067 votes per share of 7,184 shares of common stock issuable upon conversion of 1,077,594 shares of Series G Preferred stock, due to the beneficial ownership limitations on the voting rights of the Series G Preferred Stock, held by Grander Holdings Inc., 401K, (iii) 112 votes or 100/150th or 0.6667 votes per share of 112 shares of common stock issuable upon conversion of 168 shares Series H Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock held by Grander Holdings Inc., 401K., (iv) 16,203 votes or 100/150th or 0.6667 votes per share of 16,203 shares of common stock issuable upon conversion of 24,305 shares Series I Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series I Preferred Stock held by Grander Holdings Inc., 401K, (v) 33,333 votes or 1,000/150th or 6.6667 votes per share of 33,333 shares of common stock issuable upon conversion of 5,000 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of Grander Holdings Inc., 401K, (vi) 136,805 votes, or 100/150th or 0.6667 votes per share, of 136,805 shares of common stock issuable upon conversion of 205,208 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Grander Holdings Inc., 401K, and (vii) 91,074 votes, or 100/150th or 0.6667 votes per share of 91,074 shares of common stock issuable upon conversion of 136,611 shares of Series K Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Michael Brauser.

(22) The address of this beneficial owner is 4400 Biscayne Blvd., 15th Fl. Miami Florida 33137

(23) Includes (i) one vote per share of 4,712 shares of common stock held by Phillip and Patricia Frost Philanthropic Frost Gamma Trust, (ii) one vote per share of 63,426 shares of common stock held by Frost Gamma Investments Trust, (iii) 134 shares of common stock held by Dr. Philip Frost and (iv) 57,682 votes or 10/150th or 0.0667 votes per share, of 57,682 shares of common stock, issuable upon conversion of 865,235 shares of Series C Preferred Stock, held in the name of Frost Gamma Investments Trust. Dr. Frost is the trustee of Frost Gamma Investments Trust and Phillip and Patricia Frost Philanthropic and holds voting and dispositive power over the securities of the Company held by both. Does not include: (i) 65,844 votes, or 10/150th or 0.0667 votes per share of 65,844 shares of common stock issuable upon conversion of 987,659 shares of Series C Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series C Preferred Stock held by Frost Gamma Investments Trust and (ii) 715 votes or 100/150th or 0.6667 votes per share of 715 shares of common stock issuable upon conversion of 1,073 shares Series H Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock held in the name of Frost Gamma Investments Trust, (iii) 333,333 votes or 1,000/150th or 6.6667 votes per share of 333,333 shares of common stock issuable upon conversion of 50,000 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of Frost Gamma Investments Trust and (iv) 125,000 votes, or 100/150th or 0.6667 votes per share of 125,000 shares of common stock issuable upon conversion of 187,500 shares of Series K Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock held by Frost Gamma Investments Trust.

(24) The address of this beneficial owner is 555 South Federal Highway #450, Boca Raton, Florida 33432

(25) Includes (i) one vote per share for 210 shares of common stock held by Barry Honig, (ii) one vote per share for 10,984 shares of common stock held by GRQ Consultants, Inc.,401K, (iii) one vote per share for 14 shares of common stock held by GRQ Consultants, Inc., and (iv) 92,146 votes, or 20/150th or 0.1333 votes per share, of 92,146 shares of common stock, issuable upon conversion of 691,094 shares of Series D Preferred Stock, held in the name of GRQ Consultants, Inc.,401K., (v) 2,333 votes, or 1/150th or 0.0067 votes per share, of 2,333 shares of common stock, issuable upon conversion of 349,999 shares of Series F Preferred Stock, held in the name of GRQ Consultants, Inc. 401K, (vi) 20,267 votes, or 1/150th or 0.0067 votes per share, of 20,267 shares of common stock, issuable upon conversion of 3,040,098 shares of Series G Preferred Stock, held in the name of GRQ Consultants, Inc. 401K. Mr. Honig is the trustee of GRQ Consultants, Inc. 401K, and holds voting and dispositive power over the securities of the Company held by GRQ Consultants, Inc. 401K. Mr. Honig is the president of GRQ Consultants, Inc. and holds voting and dispositive power over the securities of the company held by GRQ Consultants, Inc. Does not include (i) 7,233 votes or 1/150th or 0.0067 votes per share of 7,233 shares of common stock issuable upon conversion of 1,084,910 shares of Series G Preferred Stock, due to the beneficial ownership limitations on the voting rights of the Series G Preferred Stock, held by GRQ Consultants, Inc.,401K, (ii) 8,333 votes or 100/150th or 0.6667 votes per share of 8,333 shares of common stock issuable upon conversion of 12,500 shares Series H Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock held by GRQ Consultants, Inc.,401K, (iii) 16,203 votes or 100/150th or 0.6667 votes per share of 16,203 shares of common stock issuable upon conversion of 24,305 shares Series I Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series I Preferred Stock held by GRQ Consultants, Inc.,401K, (iv) 33,333 votes or 1,000/150th or 6.6667 votes per share of 33,333 shares of common stock issuable upon conversion of 5,000 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of GRQ Consultants, Inc.,401K, (v) 227,880 votes, or 100/150th or 0.6667 votes per share, of 227,880 shares of common stock issuable upon conversion of 341,820 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of GRQ Consultants, Inc.,401K, (vi) 22 votes or 1/150th or 0.0333 of 22 shares of common stock issuable upon the conversion of 3,333 shares of Series B Preferred Stock due to beneficial ownership limitations on voting rights held in the name of Barry Honig and (vii) 25,000 votes, or 2.50 votes per share of 25,000 shares of common stock issuable upon conversion of 10,000 shares of Series L Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series L Preferred Stock, held in the name of GRQ Consultants, Inc.

(26) Includes (i) one vote per share for 210 shares of common stock held by Barry Honig, (ii) one vote per share for 10,984 shares of common stock held by GRQ Consultants, Inc.,401K, (iii) one vote per share for 14 shares of common stock held by GRQ Consultants, Inc., (iv) 72,146 votes, or 20/150th or 0.1333 votes per share, of 72,146 shares of common stock, issuable upon conversion of 541,094 shares of Series D Preferred Stock, held in the name of GRQ Consultants, Inc.,401K., (v) 2,333 votes, or 1/150th or 0.0067 votes per share, of 2,333 shares of common stock, issuable upon conversion of 349,999 shares of Series F Preferred Stock, held in the name of GRQ Consultants, Inc. 401K, (vi) 267 votes, or 1/150th or 0.0067 votes per share, of 267 shares of common stock, issuable upon conversion of 40,098 shares of Series G Preferred Stock, held in the name of GRQ Consultants, Inc. 401K. and (vii) 20,000 shares of common stock issuable upon exercise of Series L preferred warrants exercisable within 60 days, held in the name of GRQ Consultants, Inc. Mr. Honig is the trustee of GRQ Consultants, Inc. 401K, and holds voting and dispositive power over the securities of the Company held by GRQ Consultants, Inc. 401K. Mr. Honig is the president of GRQ Consultants, Inc. and holds voting and dispositive power over the securities of the company held by GRQ Consultants, Inc. Does not include (i) 20,000 votes, or 20/150th or 0.1333 votes per share, of 20,000 shares of common stock, issuable upon conversion of 150,000 shares of Series D Preferred Stock, held in the name of GRQ Consultants, Inc.,401K., (ii) 27,233 votes or 1/150th or 0.0067 votes per share of 27,233 shares of common stock issuable upon conversion of 4,084,910 shares of Series G Preferred Stock, due to the beneficial ownership limitations on the voting rights of the Series G Preferred Stock, held by GRQ Consultants, Inc.,401K, (iii) 8,333 votes or 100/150th or 0.6667 votes per share of 8,333 shares of common stock issuable upon conversion of 12,500 shares Series H Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series H Preferred Stock held by GRQ Consultants, Inc.,401K, (iv) 16,203 votes or 100/150th or 0.6667 votes per share of 16,203 shares of common stock issuable upon conversion of 24,305 shares Series I Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series I Preferred Stock held by GRQ Consultants, Inc.,401K, (v) 33,333 votes or 1,000/150th or 6.6667 votes per share of 33,333 shares of common stock issuable upon conversion of 5,000 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of GRQ Consultants, Inc.,401K, (vi) 227,880 votes, or 100/150th or 0.6667 votes per share, of 227,880 shares of common stock issuable upon conversion of 341,820 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of GRQ Consultants, Inc.,401K, (vii) 111 votes or 1/150th or 0.0333 of 111 shares of common stock issuable upon the conversion of 3,333 shares of Series B Preferred Stock due to beneficial ownership limitations on voting rights held in the name of Barry Honig and (viii) 25,000 votes, or 2.50 votes per share of 25,000 shares of common stock issuable upon conversion of 10,000 shares of Series L Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series L Preferred Stock, held in the name of GRQ Consultants, Inc.

(27) The address of this beneficial owner is 2828 Routh Street, Suite 500, Dallas, Texas 75201.

(28) Includes (i) one vote per share of 667 shares of common stock held in the name of Sandor Master Capital Fund, (ii) one vote per share of 8,334 shares of common stock held in the name JSL Kids Partners, of which Mr. Lemak is the control person, (iii) 4,052 votes or 10/150th or 0.0667 votes per share, of 4,052 shares of common stock, issuable upon conversion of 60,782 shares of Series C Preferred Stock, held in the name of Sandor Capital Master Fund LP, and (iv) 87,333 votes or 10/150th or 0.1333 votes per share, of 87,333 shares of common stock, issuable upon conversion of 655,000 shares of Series D Preferred Stock, held in the name of Sandor Capital Master Fund LP. And (v) 25,568 votes, or 100/150th or 0.6667 votes per share, of 25,568 shares of common stock issuable upon conversion of 38,352 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock held by Sandor Capital Master Fund LP. John Lemak is the manager of Sandor Capital Master Fund LP and holds voting and dispositive power over the securities of the Company held by Sandor Capital Master Fund LP. Does not include: 24,432 votes, or 100/150th or 0.6667 votes per share, of 24,432 shares of common stock issuable upon conversion of 36,648 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock held by Sandor Capital Master Fund LP.

(29) The address of this beneficial owner is 68 Fiesta Way, Fort Lauderdale, FL 33301.

(30) Includes (i) one vote per share of one share of common stock held by John Stetson, (ii) one vote per share of 40,842 shares of common stock held by Oban Investments LLC, (iii) 27,353 votes or 1,000/150th or 6.6667 votes per share of 27,353 shares of common stock issuable upon conversion of 4,103 shares of Series J Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series J Preferred Stock, held in the name of Oban Investments LLC and (iv) 57,758 votes, or 100/150th or 0.6667 votes per share, of 57,758 shares of common stock issuable upon conversion of 86,637 shares of Series K Preferred Stock due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Oban Investments LLC. Does not include 38,075 votes, or 100/150th or 0.6667 votes per share, of 38,075 shares of common stock issuable upon conversion of 57,113 shares of Series K Preferred Stock, due to the beneficial ownership limitations on the voting rights and conversion of the Series K Preferred Stock, held in the name of Oban Investments LLC. John Stetson is the manager of Oban Investments LLC and holds voting and dispositive power over the securities of the Company held by Oban Investments LLC.

(31) Includes (i) one vote for each 83,371 shares of common stock. Does not include 79,167 options exercisable into 79,167 common shares within 60 days.

(32) Includes (i) one vote for each 83,371 shares of common stock and (ii) 79,167 options exercisable into 79,167 common shares within 60 days.

(33) Includes (i) one vote for each 83,371 shares of common stock. Does not include 79,167 options exercisable into 79,167 common shares within 60 days.

(34) Includes (i) one vote for each 83,371 shares of common stock and (ii) 79,167 options exercisable into 79,167 common shares within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

For the years ended December 31, 2018 and 2017, Orbital Satcom purchased an aggregate of approximately $828,741 and $881,151 of inventory from GTCL. For the years ended December 31, 2018 and 2017, GTCL purchased an aggregate of approximately $30,557 and $5,774 of inventory from Orbital Satcom.

Item 14. Principal Accounting Fees and Services

During the fiscal years ending December 31, 2018 and 2017, RBSM LLP was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2018 and 2017.

RBSM LLP	2018	2017
Audit Fees (1)	$82,649	$87,500
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	-	8,500
Total Fees	$82,649	$96,000

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	All other fees reflect fees for review of the Company’s registration statement on Form S-1 and amendments thereto,

Audit Committee Pre-approval Policies and Procedures

We do not, and during 2018 did not, have an audit committee. However, the full board of directors currently performs the duties of an audit committee. The board of directors has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accounting firm. Such pre-approval can be given as part of the board’s approval of the scope of the engagement of the independent public registered accounting firm or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. All work performed by our independent registered public accounting firm for us in 2018 and 2017 was pre-approved by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated March 28, 2014 (Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

2.2	Asset Purchase Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014) (1)

2.3	Articles of Merger (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2015)

2.4	Share Exchange Agreement by and among Orbital Tracking Corp., Global Telesat Communications Ltd. and the Shareholders of Global Telesat Communications Ltd. dated February 19, 2015 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (2)

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2016)

3.5	Bylaws (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

Exhibit No.	Description

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015)

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2015)

3.12	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016)

3.13	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

3.14	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

3.15	Certificate of Correction to Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2017)

3.16	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)

3.17	Certificate of Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)

3.18	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.19	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.20

Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.21	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

Exhibit No.	Description

3.22	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.23	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.24	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.25	Certificate of Designation of Preferences, Rights and Limitations of Series L Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2018)

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014)

10.2	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014) +

10.3	Securities Purchase Agreement by and between the Company and Auracana LLC dated January 21, 2014 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)

10.4	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.5	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.6	Form of Exchange Agreement (Note) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.7	Form of Exchange Agreement (Unconverted Interest) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.8	License Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.9	Consulting Agreement dated December 16, 2014 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.10	Price & Delivery Quote for the acceleration of Remote Telemetry capability and Simplex Data Services dated June 30, 2003 and Globalstar Response to GTCL’s Letter of Acceptance dated August 07, 2003 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

Exhibit No.	Description

10.11	Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.12	Assignment and Assumption Agreement by and between Globalstar LLC, Globalnet Corporation and Global Telesat Corp. dated July 28, 2005 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.13	Amendment to the Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005, dated August 16, 2006 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.14	Contract No. GINC-C-11-0520 by and between Global Telesat Corp. and Globalstar, Inc., dated February 10, 2011 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.15	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.16	$122,536 Note issued February 19, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.17	Executive Employment Agreement by and between David Phipps and Orbital Satcom, dated February 19, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015) +

10.18	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.19	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.20	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.21	Consulting Agreement by and between SpaceTao LLC and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.22	Purchase and Transfer Agreement by and between Concentric Engineering LLC and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.23	Mutual Release Agreement by and between MJI Resources Corp. and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.24	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

Exhibit No.	Description

10.25	Employment Agreement by and between Theresa Carlise and the Company, dated June 9, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2015) +

10.26	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.27	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.28	Form of Note (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.29	Placement Agent Agreement by and between the Company and Chardan Capital Markets LLC (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.30	Form of Lockup Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.31	Amendment No. 1 to Employment Agreement by and between the Company and Theresa Carlise dated December 28, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015) +

10.32	Form of Option Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015) +

10.33	Executive Employment Agreement by and between Orbital Tracking Corp. and David Phipps (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2016) +

10.34	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016)

10.35	Form of Series I Issuance Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

10.36	Form of Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2017) +

10.37	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 13, 2017)

10.38	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)

10.39	Form of Issuance Agreement for 66,977 shares of Series K Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)

10.40	Form of Issuance Agreement for 9,786 shares of Series K Preferred Stock (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)

Exhibit No.	Description

10.41	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017) +

10.42	Letter of Intent with Viewtrade Securities, Inc. dated July 7, 2017

10.43

Form of Subscription Agreement - Series J Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2018)

10.44	Form of Subscription Agreement - Series L Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2018)

10.45	Form of Warrant ((Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2018)

10.46	2018 Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2018) +

10.47	Executive Employment Agreement by and between Orbital Tracking Corp. and David Phipps (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2018) +

10.48	Executive Employment Agreement by and between Orbital Tracking Corp. and Theresa Carlise (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2018) +

10.49	Form of Option Agreement +*

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2019	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Theresa Carlise
Theresa Carlise
Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Phipps	Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2019
David Phipps

/s/ Theresa Carlise	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 29, 2019
Theresa Carlise

/s/ Hector Delgado	Director	March 29, 2019
Hector Delgado

ORBITAL TRACKING CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orbital Tracking Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orbital Tracking Corp and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, NV

March 29, 2019

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$142,888	$233,326
Accounts receivable, net	170,526	294,495
Inventory	269,024	332,895
Unbilled revenue	87,080	89,515
Prepaid expenses	1,926	82,454
Other current assets	43,713	48,213
Total Current Assets	715,157	1,080,898

Property and equipment, net	1,519,845	1,757,200
Intangible assets, net	200,000	225,000

Total Assets	$2,435,002	$3,063,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$874,466	$855,687
Deferred revenue	19,701	215,989
Due to related party	39,027	6,998
Provision for income taxes	10,696	12,461
Liabilities of discontinued operations	112,397	112,397
Total Current Liabilities	1,056,287	1,203,532

Total Liabilities	1,056,287	1,203,532

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, no shares issued and none outstanding as of December 31, 2018, and 2017)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 3,333 and 3,333 shares issued and outstanding as of December 31, 2018, and 2017, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 1,913,676 issued and outstanding as of December 31, 2018, and 2017, respectively)	191	191
Series D ($0.0001 par value; 5,000,000 shares authorized, 2,892,109 shares issued and outstanding as of December 31, 2018, and 2017, respectively)	289	289
Series E ($0.0001 par value; 8,746,000 shares authorized, 5,174,200 shares issued and outstanding as of December 31, 2018, and 2017, respectively)	517	517
Series F ($0.0001 par value; 1,100,000 shares authorized, 349,999 shares issued and outstanding as of December 31, 2018, and 2017, respectively)	35	35
Series G ($0.0001 par value; 10,090,000 shares authorized, 5,202,602 shares issued and outstanding as of December 31, 2018, and December 31, 2017, respectively)	520	520
Series H ($0.0001 par value; 200,000 shares authorized, 13,741 shares issued and outstanding as of December 31, 2018, and December 31, 2017, respectively)	1	1
Series I ($0.0001 par value; 114,944 shares authorized, 49,110 issued and outstanding as of December 31, 2018, and December 31, 2017, respectively)	5	5
Series J ($0.0001 par value; 125,000 shares authorized, 64,698 and 44,698 issued and outstanding as of December 31, 2018, and December 31, 2017, respectively)	6	4
Series K ($0.0001 par value; 1,250,000 shares authorized, 1,156,866 issued and outstanding as of December 31, 2018, and December 31, 2017, respectively)	116	116
Series L ($0.0001 par value; 100,000 shares authorized, 30,000 and none issued and outstanding as of December 31, 2018, and December 31, 2017, respectively)	3	-
Common stock, ($0.0001 par value; 750,000,000 shares authorized, 936,519 shares issued and outstanding as of December 31, 2018, and 2017, respectively)	93	93
Additional paid-in capital	11,118,531	10,398,908
Accumulated deficit	(9,735,421)	(8,540,715)
Accumulated other comprehensive loss	(6,172)	(400)
Total Stockholders’ Equity	1,378,715	1,859,566

Total Liabilities and Stockholders’ Equity	$2,435,002	$3,603,098

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2018	2017

Net sales	$5,726,572	$6,004,955
Cost of sales	4,691,748	4,854,216

Gross profit	1,034,824	1,150,739

Operating Expenses
Selling, general and administrative	664,819	583,900
Salaries, wages and payroll taxes	741,584	688,589
Stock-based compensation	219,518	600,000
Professional fees	249,675	551,470
Depreciation and amortization	288,864	284,386
Total Operating Expenses	2,164,460	2,708,345

Loss from Operations	(1,129,636)	(1,577,606)

Other Expense
Interest expense	110	831
Foreign currency exchange rate variance	56,426	49,669
Change in fair value of derivative instruments, net	-	(1,237)
Other expense	-	2,308,981
Total Other Expense	56,536	2,358,244

Loss before provision for income taxes	(1,186,172)	(3,915,850)

Provision for income taxes	8,534	23,459

Net loss	(1,194,706)	(3,939,309)

Comprehensive loss:
Net loss	(1,194,706)	(3,939,309)
Foreign currency translation adjustments	(5,772)	32,541
Comprehensive loss available to common stockholders	$(1,200,478)	$(3,906,768)

Net loss Per Share – Basic & Diluted	$(1.28)	$(8.10)
Weighted average common shares outstanding
Basic & Diluted	936,519	482,531

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2018

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2017			6,666	1	3,540,365	354

Preferred stock conversions to common	-	-	(3,333)	(0.33)	(1,626,689)	(163)
Stock-based compensation in connection with options granted	-	-	-	-	-	-
Common stock issued for accounts payable	-	-	-	-	-	-
Sale of Series J Preferred Stock	-	-	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2017	-	$-	3,333	$1	1,913,676	$191

Sale of Preferred stock Series J	-	-	-	-	-	-
Sale of Preferred stock Series L	-	-	-	-	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2018	-	$-	3,333	$1	1,913,676	$191

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2018

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2017	3,428,984	343	7,929,651	793	1,099,998	110

Preferred stock conversions to common	(536,875)	(54)	(2,755,451)	(276)	(749,999)	(75)
Stock-based compensation in connection with options granted	-	-	-	-	-	-
Common stock issued for accounts payable	-	-	-	-	-	-
Sale of Series J Preferred Stock	-	-	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2017	2,892,109	$289	5,174,200	$517	349,999	$35

Sale of Preferred stock Series J	-	-	-	-	-	-
Sale of Preferred stock Series L	-	-	-	-	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
	-	-	-	-	-	-

Balance, December 31, 2018	2,892,109	$289	5,174,200	$517	349,999	$35

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2018

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2017	10,083,351	1,008	87,500	9	92,944	9

Preferred stock conversions to common	(4,880,749)	(488)	(73,759)	(8)	(43,834)	(4)
Stock-based compensation in connection with options granted
Common stock issued for accounts payable
Sale of Series J Preferred Stock
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers
Imputed interest expense related to related party note payable issued for recapitalization
Comprehensive loss
Net loss

Balance, December 31, 2017	5,202,602	$520	13,741	$1	49,110	$5

Sale of Preferred stock Series J	-	-	-	-	-	-
Sale of Preferred stock Series L	-	-	-	-	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
	-	-	-	-	-	-

Balance, December 31, 2018	5,202,602	$520	13,741	$1	49,110	$5

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2018

	Preferred Stock - Series J		Preferred Stock - Series K		Preferred Stock - Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2017	-	-	-	-	-	-

Preferred stock conversions to common	(9,971)	(1)	(9,786)	(1)
Sale of Preferred stock Series J	50,000	5	-	-
Stock-based compensation in connection with options granted	-	-	-	-
Common stock issued for accounts payable	4,669	-	-	-
Sale of Series J Preferred Stock	-	-	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	-	-	1,166,652	117
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	-

Balance, December 31, 2017	44,698	$4	1,156,866	$116	-	-

Sale of Preferred stock Series J	20,000	2
Sale of Preferred stock Series L					30,000	3
Stock based compensation for options granted			-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-
Comprehensive income (loss)	-	-	-	-
Net loss	-	-	-	-

Balance, December 31, 2018	64,698	$6	1,156,866	$116	30,000	$3

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2018

Common Stock
$0.0001 Par Value
	Shares	Amount
Balance January 1, 2017	383,751	38

Preferred stock conversions to common	552,768	55
Stock-based compensation in connection with options granted	-	-
Common stock issued for accounts payable
Sale of Series J Preferred Stock	-	-
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-
Comprehensive loss	-	-
Net loss	-	-

Balance, December 31, 2017	936,519	$93

Sale of Preferred stock Series J
Sale of Preferred stock Series L	-	-
Stock based compensation for options granted	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-
Comprehensive income (loss)	-	-
Net loss	-	-
Sale of Preferred stock Series J	-	-
Sale of Preferred stock Series L	-	-

Balance, December 31, 2018	936,519	$93

See accompanying notes to consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2018

	Additional	Accumulated	Comprehensive	Stockholders’
	Paid in Capital	Deficit	Income (Loss)	Equity

Balance January 1, 2017	$6,941,510	$(4,601,406)	$(32,941)	$2,309,828

Preferred stock conversions to common	1,014			-
Stock-based compensation in connection with options granted	600,000			600,000
Common stock issued for accounts payable	46,694			46,694
Sale of Series J Preferred Stock	499,995			500,000
Preferred stock issued due to antidilution clauses of the Preferred Series C, F and G Subscribers	2,308,864			2,308,981
Imputed interest expense related to related party note payable issued for recapitalization	831			831
Comprehensive loss	-		32,541	32,541
Net loss	-	(3,939,309)		(3,939,309)

Balance, December 31, 2017	$10,398,908	(8,540,715)	(400)	1,859,566

Sale of Preferred stock Series J	199,998			200,000
Sale of Preferred stock Series L	299,997			300,000
Stock based compensation for options granted	219,518			219,518
Imputed interest expense related to related party note payable issued for recapitalization	110			110
Comprehensive income (loss)	-		(5,772)	(5,772)
Net loss	-	(1,194,706)		(1,194,706)
				-
Balance, December 31, 2018	$11,118,531	(9,735,421)	(6,172)	1,378,715

See accompanying notes to consolidated financial statements

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,194,706)	$(3,939,309)
Adjustments to reconcile net loss to net cash used in operations
Imputed interest	110	831
Amortization of intangible asset	25,000	25,000
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	-	161,164
Preferred stock-based price protection expense	-	2,308,981
Change in fair value of derivative liabilities	-	(1,237)
Depreciation expense	263,864	259,386
Stock-based compensation	219,518	600,000
Changes in operating assets and liabilities:
Accounts receivable	123,970	(197,737)
Inventory	63,872	2,372
Prepaid expenses	80,528	(72,454)
Unbilled revenue	2,435	(35,171)
Other current assets	4,500	(18,372)
Accounts payable and accrued expenses	18,777	365,475
Provision for income taxes	(1,765)	12,461
Deferred revenue	(196,288)	213,365
Net Cash Used In Operating Activities	(590,185)	(315,245)

Cash Flows From Investing Activities:
Purchase of property and equipment	(30,331)	(33,193)
Net Cash Used In Investing Activities	(30,331)	(33,193)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	500,000	500,000
Proceeds from (repayments to) related party, net	32,029	(60,455)
Net Cash Provided by Financing Activities	532,030	439,545

Effect of Exchange Rate on Cash	(1,952)	27,486

Net (Decrease) Increase in Cash	(90,438)	118,593

Cash at Beginning of Year	233,326	114,733
Cash at End of Year	$142,888	$233,326

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$5,099	$6,413

Non-Cash Financing and Investing Activity
Issuance of preferred stock for price protection expense	$-	$2,308,981
Issuance of common stock for prepaid services	$-	$100,000
Issuance of common and preferred stock for accounts payable	$-	$46,694

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

Global Telesat Communications Limited (“GTCL”) was formed under the laws of England and Wales in 2008. On February 19, 2015, the Company entered into a share exchange agreement with GTCL and all of the holders of the outstanding equity of GTCL pursuant to which GTCL became a wholly-owned subsidiary of the Company.

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

On March 8, 2018, our then-outstanding 140,224,577 shares of common stock outstanding were reduced by a reversed split for a ratio of 1 for 150. As of December 31, 2018, we have 936,519 shares of common stock issued and outstanding post-split. The number of authorized shares of our common stock will not be reduced by the reverse stock split. Accordingly, the reverse Stock split will have the effect of creating additional unissued and unreserved shares of our common stock. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split. See Note 10 - Stockholders Equity.

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

The remaining liabilities for discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel-efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018	December 31, 2017
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$(112,397)	$(112,397)

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, Orbital Satcom Corp. and Global Telesat Communications Ltd. All material intercompany balances and transactions have been eliminated in consolidation.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2018, and 2017, there is an allowance for doubtful accounts of $17,887 and $431, respectively.

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

The relevant translation rates are as follows: for the year ended December 31, 2018 closing rate at 1.274700 US$: GBP, yearly average rate at 1.296229 US$: GBP, for the year ended 2017 closing rate at 1.350291 US$: GBP, average rate at 1.288190 US$: GBP and for the year ended 2016 closing rate at 1.350291 US$: GBP, average rate at 1.288190 US$: GBP and for the year ended 2016 closing rate at 1.2345 US$: GBP, average rate at 1.35585 US$: GBP.

Revenue Recognition

The Company recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty. Historically, the Company has not incurred significant expenses for warranties. Equipment sales which have been prepaid, before the goods are shipped are recorded as deferred revenue and once shipped is recognized as revenue. The Company also records as deferred revenue, certain annual plans for airtime, which are paid in advance. Once airtime services are incurred, they are recognized as revenue. Unbilled revenue is recognized for airtime plans whereby the customer is invoiced for its data usage the following month after services are incurred.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There was no impact as a result of adopting this ASU on the financial statements and related disclosures. Based on the terms and conditions of the product arrangements, the Company believes that its products and services can be accounted for separately as its products and services have value to the Company’s customers on a stand-alone basis. When a transaction involves more than one product or service, revenue is allocated to each deliverable based on its relative fair value; otherwise, revenue is recognized as products are delivered or as services are provided over the term of the customer contract.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this Update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This guidance has not had a material impact upon our financial condition or results of operations as of December 31, 2018.

Prepaid expenses

Prepaid expenses amounted to $1,926 and $82,454 at December 31, 2018 and 2017, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements and product costs associated with deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2018 and 2017 respectively.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2017 to December 31, 2018:

Warrant liability
Balance at January 1, 2017	$1,237

Change in fair value included in earnings	(1,237)
Balance at December 31, 2017	-
Change in fair value included in earnings	-
Balance at December 31, 2018	$-

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

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 6,667 of its common stock, par value $0.0001, at $7.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. We spent $0 in the fiscal years ending December 31, 2018 and December 31, 2017 on research and development.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity. For the Company, comprehensive loss for the years ended December 31, 2018 and 2017 included net loss and unrealized losses from foreign currency translation adjustments.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are dilutive common stock equivalents during the year ended:

	December 31, 2018	December 31, 2017
Convertible preferred stock	2,214,729	2,006,399
Stock Options	1,185,667	285,667
Stock Warrants	60,000	-
Total	3,460,396	2,292,066

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update have been be applied retrospectively to all periods presented. The Company adopted this standard on January 1, 2018 and does not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, such as the repricing of share options, which would revalue those options and the accounting for the cancellation of an equity award whether a replacement award or other valuable consideration is issued in conjunction with the cancellation. If not, the cancellation is viewed as a replacement and not a modification, with a repurchase price of 0. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 and does not have a material impact on the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The Company is currently evaluating the requirements of this new guidance and has not yet determined its impact on the Company’s consolidated financial statements.

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

In November 2018, the FASB amended Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We do not expect that this standard will have a material effect on our financial statements as the company has not recorded any lease obligations. While we continue to assess all of the effects of adoption, we do not expect a significant change in our leasing activities between now and adoption.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2018, the Company had an accumulated deficit of approximately $9,735,421, negative working capital of approximately $341,130 and net loss of approximately $1,194,706 during the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORIES

At December 31, 2018 and 2017, inventories consisted of the following:

	December 31, 2018	December 31, 2017
Finished goods	$269,024	$332,895

Less reserve for obsolete inventory	-	-
Total	$269,024	$332,895

For the years ended December 31, 2018 and 2017, the Company did not make any change for reserve for obsolete inventory and deemed unnecessary.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $1,926 and $82,454 at December 31, 2018 and 2017, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Office furniture and fixtures	$76,907	$81,467
Computer equipment	30,678	29,894
Rental equipment	66,090	40,298
Appliques	2,160,096	2,160,096
Website development	23,061	23,776

Less accumulated depreciation	(836,987)	(578,331)

Total	$1,519,845	$1,757,200

Depreciation expense was $263,864 and $259,386 for the years ended December 31, 2018 and 2017, respectively.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of customer contracts are included in depreciation and amortization. For the year ended December 31, 2018, the Company amortized $25,000. Future amortization of intangible assets is as follows:

2019	$25,000
2020	25,000
2021	25,000
2022	25,000
2023 and thereafter	50,000
Total	$150,000

On February 19, 2015, the Company issued 6,667 of its common stock, par value $0.0001, at $7.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Accounts payable	$625,157	$659,285
Rental deposits	22,991	22,303
Customer deposits payable	37,099	27,792
Accrued wages & payroll liabilities	14,807	15,902
Property tax payable	31,955	-
VAT liability & sales tax payable	47,875	36,537
Pre-merger accrued other liabilities	65,948	65,948
Accrued other liabilities	28,634	27,920
Total	$874,466	$855,687

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

The Company has recognized derivative liabilities for warrants as a result of its recapitalization on February 19, 2015, of $0 and $1,237 at December 31, 2018 and December 31, 2017, respectively. The warrants expired in May of 2017. The gain resulting from the decrease in fair value of this convertible instrument was $0 and $1,237 for the years ended December 31, 2018 and 2017, respectively.

Warrant liability
Balance at January 1, 2017	$1,237

Change in fair value included in earnings	(1,237)
Balance at December 31, 2017	-
Change in fair value included in earnings	-
Balance at December 31, 2018	$-

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	December 31, 2018	December 31, 2017
Expected volatility	-	263.35%
Expected term - years	-	0.35
Risk-free interest rate	-	1.22%
Expected dividend yield	-	-

NOTE 10 – STOCKHOLDERS’ EQUITY

Capital Structure

On March 28, 2014, in connection with the Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reincorporation.

The authorized capital of the Company consists of 750,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share, as of December 31, 2018. On March 5, 2016, the Company shareholders voted in favor of an amendment to its Articles of Incorporation to increase the total number of shares of authorized capital stock to 800,000,000 shares consisting of (i) 750,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock from 220,000,000 shares consisting of (i) 200,000,000 shares of common stock and (ii) 20,000,000 shares of preferred stock.

Effective March 8, 2018, we conducted a reverse split of our common stock at a ratio of 1 for 150. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

Preferred Stock

As of December 31, 2018, there were 50,000,000 shares of Preferred Stock authorized. On March 6, 2016, the Company’s shareholders increased the authorized shares of its preferred stock to 50,000,000 from 20,000,000.

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

As of December 31, 2018, and 2017, 20,000 shares of Series A Convertible Preferred Stock, $0.0001 par value were authorized with none issued and outstanding.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2018 and 2017, 30,000 shares of Series B Convertible Preferred Stock, $0.0001 par value were authorized with 3,333 issued, outstanding and convertible into 111 shares of common stock, without regard to beneficial ownership limitations.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2018 and 2017, 4,000,000 shares of Series C Convertible Preferred Stock, $0.0001 par value were authorized; with 1,913,676 and issued, outstanding, and convertible into 127,578 shares of common stock, without respect to beneficial ownership conversion limitations.

As of December 31, 2018, all price protection rights, “Lower Price Issuance” have expired.

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

As of December 31, 2018 and 2017, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized; 2,892,109 issued, outstanding and convertible into 385,615 shares of common stock, without regard to beneficial ownership conversion limitations.

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

As of December 31, 2018 and 2017, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized; 5,174,200 issued, outstanding and convertible into 344,947 shares of common stock, without regard to beneficial ownership conversion limitations.

Series F Convertible Preferred Stock

On December 28, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation for the Series F Convertible Preferred Stock, setting forth the rights, powers, and preferences of the Series F Convertible Preferred Stock. Pursuant to the Series F Certificate of Designation, each Series F Convertible Preferred Stock are convertible into 1/150th or 0.0067, shares of common stock. The stated value of each Series F Convertible Preferred Stock is $0.50, the conversion ratio is subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Series F Convertible Preferred Stock Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Series F Convertible Preferred Stock. On December 5, 2017, pursuant to the approval of our board of directors and a majority of the shareholders in each class, we increased the maximum conversion limit from 4.99% to 9.99%. Each Series F Convertible Preferred Stock Share entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each Series F Convertible Preferred Stock Share entitles the holder to cast 1/150th or 0.0067 vote per share of Series F Convertible Preferred Stock, owned at the time of such vote subject to the 4.99% beneficial ownership limitation. Prior to December 31, 2018, in the event the Company issues securities at a per share price less than the conversion price for a period of two years from the closing, each holder will be entitled to receive from the Company additional shares of common stock such that the holder shall hold that number of conversion shares, in total, had such holder purchased the Series F Convertible Preferred Stock with a conversion price equal to the lower price issuance.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2015, the Company entered into separate subscription agreements with accredited investors relating to the issuance and sale of $550,000 of 1,099,998 shares of Series F Convertible Preferred Stock at a purchase price of $0.50 per share.

On October 28, 2016, issued to certain prior investors of Series F Convertible Preferred Stock an aggregate of 91,944 shares of Series I Convertible Preferred stock which is convertible into an aggregate of 61,296 shares of the Company’s common stock in relation to the subscription of the issuance and sale of $350,000, of shares of Series H convertible preferred stock at a purchase price of $4.00 per share and the initial conversion ratio of 1/150th or 0.0667 a share each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The conversion ratio which is less than 1/150th or 0.0667, a share then the Company shall issue such additional Units such that the Subscriber shall hold that number of Units, in total, had such Subscriber purchased the Units with the same conversion ratio equal to the Lower Price Issuance. As of December 31, 2018, all such price protection obligations or “Lower Price Issuance” have expired.

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

As of December 31, 2018 and 2017, 1,100,000 Series F Convertible Preferred Stock shares were authorized; 349,999 shares of Series F Convertible Preferred Stock were issued, outstanding and convertible into 2,333 shares of common stock, without regard to beneficial ownership limitations.

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

On October 28, 2016, the Company issued to certain prior investors of Series G Preferred Convertible Shares an aggregate of 23,000 shares convertible Series I Preferred, which is convertible into an aggregate of 15,333 shares of the Company’s common stock in relation to the subscription of the issuance and sale of Series H Convertible Preferred Stock $350,000, of shares of at a purchase price of $0.05 per share. Each share of Series H Preferred is convertible into 1/150th or 0.0067 a share. The conversion ratio per share which is less than 0.0067 of a share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, then the Company shall issue such additional Units such that the Subscriber shall hold that number of Units, in total, had such Subscriber purchased the Units with the same conversion ratio to the Lower Price Issuance. As of December 31, 2018, there are no longer any Lower Price Issuance price protection in effect.

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

As of December 31, 2018 and 2017, there were 10,090,000 shares authorized and 5,202,602 shares of Series G Convertible Preferred Stock issued, outstanding and convertible into 34,684 shares of common stock, without regard to the beneficial ownership limitations.

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

As of December 31, 2018 and 2017, there were 200,000 shares authorized; par value $0.0001, and 13,741 shares of Series H Preferred Stock issued and outstanding convertible into up to 9,161 shares of common stock without regard to the beneficial ownership limitation.

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

As of December 31, 2018 and 2017, there were 114,944 shares authorized and 49,110 shares of Series I Convertible Preferred Stock issued and outstanding, convertible into up to 32,739 shares of common stock without regard to the beneficial ownership limitation.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series J Preferred Stock

On May 31, 2017, the Company entered separate subscription agreements with accredited investors relating to the issuance and sale of 50,000 of shares of Series J Preferred Stock at a purchase price of $10.00 per share, as well as, the issuance of 4,669 shares of Series J Preferred Stock for accounts payable of $46,694. Each share of Preferred Series J is convertible into 6.6667 shares of the company’s common stock, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, as subject to adjustment as set forth in the Series J certificate of designation. The Company is prohibited from effecting a conversion of the Series J Preferred Stock to the extent that, because of such conversion, the investor would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series J Preferred Stock. Each share of Series J Preferred Stock entitles the holder to cast 1/150th vote per share of Series J Preferred Stock owned as of the record date for the determination of shareholders entitled to vote, subject to the 4.99% beneficial ownership limitation. The Company received the necessary consents as required from prior subscription agreements, Series F Preferred Stock, Series G Preferred Stock and Preferred Series H Preferred Stock, as well as antidilution rights. The Company was required to issue 1,089,389 shares of Series K Preferred Stock, which is convertible into 726,259 shares of the Company’s common stock, to the certain holders for the consent and anti-dilution rights. In addition, the Company issued to a vendor as settlement of Preferred Series C Stock issued for services, 76,763 shares of Series K Preferred Stock, convertible into 51,175 shares of common stock, in lieu of Series C Preferred Stock. The additional issuances for the consent, anti-dilution rights and settlement, resulted in the recording of other expense and additional paid in capital of $2,308,981. As of December 31, 2018, all price protection rights, “Lower Price Issuance” have expired

On December 5, 2017, the board of directors and a majority of the shareholders for the respective class of preferred shares, amended the Certificates of Designation for Series J Preferred Stock. The amendments changed the conversion rights of the class of preferred stock such that the Maximum Conversion as defined in the Certificate of Designation was increased from 4.99% to 9.99% of our outstanding shares of common stock.

On May 10, 2018, we issued 20,000 shares of our Series J Preferred Stock at their stated value of $10.00 per share to one investor, for total proceeds of $200,000. Our Series J Preferred Stock is currently convertible to common stock at a price of $1.50 per share and votes on an as-converted basis, subject to certain conversion limitations.

As of December 31, 2018, there were 125,000 shares authorized and 64,698 shares of Series J Convertible Preferred Stock issued, outstanding and convertible into 431,319 shares of common stock without regard to the beneficial ownership limitation.

As of December 31, 2017, there were 44,698 shares issued and outstanding of Series J Convertible Preferred Stock and convertible into 297,987 shares of common stock without regard to the beneficial ownership limitation.

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

As of December 31, 2018 and 2017, there were 1,250,000 shares authorized; 1,156,866 of Series K Preferred Stock issued, outstanding and convertible into 771,244 shares of common stock, respectively without regard to the beneficial ownership limitation.

Series L Preferred Stock

On May 11, 2018, we designated a new series of Preferred Stock entitled “Series L Preferred Stock.” Our Series L Preferred Stock consists of 100,000 shares with a stated value of $10.00 per share. Series L Preferred Stock is convertible to common stock at a price of $4.00 per share, and votes together with our common stock on an as-converted basis, subject to conversion limitations. Conversions of our Series L Preferred Stock are limited such that no conversion may be made to the extent that, following the conversion, the converting shareholder would own more than 9.99% of our issued and outstanding common stock.

On May 14, 2018, we issued a total of 30,000 Units to three investors at a price of $10.00 per Unit, for total proceeds of $300,000. Each Unit consists of one (1) share of our newly designated Series L Preferred Stock and warrants to purchase two (2) shares of common stock at a price of $4.00, exercisable for three years.

As of December 31, 2018, there were 100,000 shares authorized; 30,000 of Series L Preferred Stock issued, outstanding and convertible into 75,000 shares of common stock, respectively without regard to the beneficial ownership limitation.

Common Stock

As of December 31, 2018 and 2017, there were 750,000,000 shares of Common Stock authorized; 936,519 and 936,519 shares issued and outstanding, respectively.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The exercise price of an Incentive Stock Option shall be at least 100% of the Fair Market Value of the Common Stock on the Grant Date, and in the case of an Incentive Stock Option granted to a Participant who owns more than 10% of the total combined voting power of all classes of the stock of the Company or of its parent or subsidiary corporations (a “Ten Percent Stockholder”), shall not be less than 110% of the Fair Market Value of the Common Stock on the Grant Date. As of December 31, 2018, Mr. David Phipps, is a Ten Percent Stockholder. The determination of more than 10% ownership shall be made in accordance with Section 422 of the Code. To the extent the aggregate Fair Market Value (determined as of the Grant Date) of Common Stock with respect to which a Participant’s Incentive Stock Options become exercisable for the first time during any calendar year (under the Plan and all other stock option plans of the Company and its parent and subsidiary corporations) exceeds $100,000, such portion in excess of $100,000 shall be treated as a Nonqualified Stock Option.

On June 14, 2018, we issued 275,000 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $1.50 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $1.60, vest in equal quarterly installments starting July 1, 2018 over the next two years and expire on July 1, 2021. For the year ended December 31, 2018, the amount of vested options were 68,750. On July 1, 2018, 34,375 options were fully vested and valued on the vesting date at approximately $1.38 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: strike price of 1.50 stock price of $1.38 per share (based on the market price at close on July 1, 2018) volatility of 718%, expected term of 3 years, and a risk-free interest rate of 2.69%. On October 1, 2018, an additional 34,375 options were fully vested and valued on the vesting date at approximately $1.38 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.38 per share (based on the market price close at grant date on June 14, 2018) volatility of 607%, expected term of 3 years, and a risk-free interest rate of 2.64%. In reference to this grant, the company recorded stock-based compensation of $81,698 for the year ended December 31, 2018.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2018, the Company cancelled the unvested portion of options previously granted on June 14, 2018, under the 2018 Incentive Plan totaling 206,250. The grants cancelled will be returned to the Plan.

The number of options cancelled to our officers and directors were as follows:

David Phipps, President, CEO, and Director	(75,000)
Theresa Carlise, CFO	(37,500)
Hector Delgado, Director	(18,750)

In addition, we cancelled options to purchase a total of (75,000) shares to two key employees.

On December 18, 2018, we issued 831,250 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $0.15 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $0.17, are fully vested and expire on December 17, 2023. The options were valued on the grant date at approximately $0.15 per option or a total of $124,674 using a Black-Scholes option pricing model with the following assumptions: strike price of 0.15 stock price of $0.15 per share (based on the market price at close on December 17, 2018) volatility of 773%, expected term of 5 years, and a risk-free interest rate of 2.69%.

The number of options issued to our officers and directors were as follows:

Options
David Phipps, President, CEO, and Director	325,000
Theresa Carlise, CFO	162,500
Hector Delgado, Director	68,750

In addition, we issued options to purchase a total of 275,000 shares to two key employees. These options have the same terms as those awarded to our officers and directors.

Options Issued Outside of Plan

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, a seven-year option to purchase 14,333 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $7.50 per share, were fully vested on the date of grant and shall expire in February 2022. The 14,333 options were valued on the grant date at approximately $7.50 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $7.50 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk-free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2015 of $107,500, respectively.

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 3,333 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $7.50 per share, were fully vested on the date of grant and shall expire in December 2025. The 3,333 options were valued on the grant date at approximately $195.02 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $195.00 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk-free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2015 of $650,000, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also, on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 1,333 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $7.50 per share, were fully vested on the date of grant and shall expire in December 2025. The 1,333 options were valued on the grant date at approximately $195.02 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $195.02 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk-free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2015 of $260,000, respectively.

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 66,667 shares of common stock. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The 66,667 options were valued on the grant date at approximately $2.85 per option or a total of $190,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $2.85 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 872%, expected term of 10 years, and a risk-free interest rate of 1.0500%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2016 of $190,000, respectively.

On May 26, 2017, the Company issued 33,333 options to Mr. Phipps, 25,000 options to Theresa Carlise, 8,333 options to Hector Delgado, its Director and 133,333 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $1.50 per share, vest immediately, and have a term of ten years. The 200,000 options were valued on the grant date at approximately $3.00 per option or a total of $600,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, for the years ended December 31, 2017, the Company recorded stock-based compensation of $600,000.

For the years ended December 31, 2018 and 2017, the Company recorded total stock-based compensation of $219,518 and $600,000, respectively.

Stock options outstanding at December 31, 2018, as disclosed in the below table have approximately $189,707 of intrinsic value at the end of the period.

A summary of the status of the Company’s outstanding stock options and changes during the years ended December 31, 2018 and 2017, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2017	85,667	$3.00	9.10
Granted	200,000	1.50	9.40
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2017	285,667	$1.95	9.01
Options exercisable at December 31, 2017	285,667	$1.95	9.01
Weighted average fair value of options granted during the period		$1.95

Balance at January 1, 2018	285,667	$1.95	9.01
Granted	1,106,250	$0.50	4.35
Exercised	-
Forfeited
Cancelled	(206,250)	$1.54	2.50
Balance outstanding at December 31, 2018	1,185,667	$0.66	5.56
Options exercisable at December 31, 2018	1,185,667
Weighted average fair value of options granted during the period		$0.50

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock warrants and changes during the years ended December 31, 2018 and 2017, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2017	33	$675	1.36
Granted	-	-	-
Exercised	-	-	-
Forfeited (expired May 19, 2017)	(33)	(675)	-
Cancelled	-	-	-
Balance at December 31, 2017	-	$-	-

Balance at January 1, 2018	-	$-	-
Granted	60,000	4	2.37
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2018	60,000	$4	2.37

As of December 31, 2018 and 2017, there were 60,000 and 0 stock warrants outstanding, respectively.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $3.1 million at December 31, 2018, expiring through the year 2036.

The tax reform bill that Congress voted to approve Dec. 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. The Company has not reviewed the all of the changes the “Tax Cuts and Jobs Act” that will apply to the Company but is reviewing such changes. Due to the continuing loss position of the Company, such changes should not be material.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below summarizes the differences between the Company’s effective tax rate of 39% and the statutory federal rate as follows for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Tax expense (benefit) computed at “expected” statutory rate	$(222,448)	$(1,331,927)
State income taxes, net of benefit	(46,078)	-
Permanent differences:
Stock based compensation and consulting	(52,316)	839,849
Loss (gain) from change in fair value of derivative liability	-	(421)
Other	(3,648)	370,079
Valuation allowance	219,858	122,420
Net income tax expense/(benefit)	$-	$-

The Company’s wholly owned subsidiary, GTCL, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Its estimated tax liability for December 31, 2018 and 2017 is approximately $0 and $23,459, respectively.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforward	$947,937	$501,397

Total deferred tax assets	$947,937	$501,397

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$-
Total deferred tax liabilities	$-	$-

Net deferred tax asset before valuation allowance	$947,937	$501,397
Less: valuation allowance	(947,937)	(501,397)
Net deferred tax asset	$-	$-

The net operating loss carryforward increased from $399,647 at December 31, 2017 to $446,540 at December 31, 2018. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2018 and 2017, due to the uncertainty of realizing the deferred income tax assets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has a month to month lease for its headquarters, located in Poole, UK for $2,376 a month at the yearly average conversion rate of 1.296229 or £22,000 per annum. The three-year lease expired on October 1, 2018.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for year ended December 31, 2018 and 2017 is $27,852 and $31,456, respectively.

Employment Agreements

On June 14, 2018, the Company entered into a two (2) year Employment Agreement (“Agreement”) with Mr. Phipps, with an automatic one (1) year extension. Under the Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and will receive an annual base salary equal to the sum of $170,000 and £48,000 to be paid through our operating subsidiary, Global Telesat Communications, Ltd. For the year ended December 31, 2018, the £48,000 equivalent to USD is $62,219 and the yearly conversion rate is 1.296229. The agreement provides for a performance bonus based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreement), Mr. Phipps will be entitled to a severance equal to twice his base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018.

Previously the Company had a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016. Under the Employment Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and received an annual base salary equal to the sum of $144,000 and £48,000, or $61,833 at the yearly conversion rate of 1.288190. Mr. Phipps is also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. On January 1, 2018, the agreement automatically renewed for another year.

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

Prior to June 14, 2018, the Company had a one-year agreement for Ms. Carlise, as its Chief Financial Officer, Treasurer and Secretary. The agreement provided for an annual compensation of $140,000 as well as medical benefits. The agreement was effective December 1, 2016 and had an automatic renewal clause whereby the agreement renews itself for another year, if not cancelled by the Company previously. The agreement had been automatically extended for an additional term of one year on December 1, 2017. In addition to the base salary of $140,000 annually, Ms. Carlise was eligible to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors and shall be eligible for grants of awards under stock option or other equity incentive plans of the Company

Consulting Agreement

On July 7, 2017, the Company entered into an agreement with Viewtrade Securities Inc. to assist in effectuating a securities offering of $5,000,000 to $7,000,000. The agreement has expired, and the Company’s related registration statement has been withdrawn prior to effectiveness.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has received financing from the Company’s Chief Executive Officer. No formal repayment terms or arrangements existed prior to February 19, 2015, when as part of the Share Exchange Agreement, the Company entered into a one-year term note with David Phipps where the stockholder loans bear no interest. The note has been extended annually, with the most recent extension dated January 29, 2018, for an additional year to February 19, 2019. On May 11, 2018, the note payable of $5,768, was paid in full. The accounts payable due to related party includes advances for inventory and services due to David Phipps of $11,540. Total payments due to David Phipps as of December 31, 2018 and December 31, 2017 are $39,027 and $6,998, respectively.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaled $72,312 and $75,643, for the years ended December 31, 2018 and 2017, respectively.

NOTE 14 - CONCENTRATIONS

Customers:

Amazon accounted for 37.3% and 25.7% of the Company’s revenues during the years ended December 31, 2018 and 2017, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017

Network Innovations	$2,002,733	42.8%	$1,367,898	40.8%
Garmin	$589,529	12.2%	$340,786	10.2%
Globalstar Europe	$610,933	12.7%	$460,989	13.8%
Cygnus Telecom	$457,871	9.5%	$438,825	13.10%

Geographic:

The following table sets forth revenue as to each geographic location, for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017

Europe	$3,841,332	67.1%	$3,787,582	63.1%
North America	1,282,494	22.4%	1,529,209	25.5%
South America	227,280	4.0%	326,647	5.4%
Asia & Pacific	317,699	5.5%	328,633	5.5%
Africa	58,096	1.0%	32,884	0.5%
	$5,726,901		$6,004,955

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

On January 14, 2019, under the terms of a Securities Purchase Agreement, we issued a Convertible Promissory Note in the amount of $65,000 (the “Note”) to Power Up Lending Group Ltd. (“Power Up”). The Note bears interest at a rate of twelve percent (12%) per year and is due one (1) year from the date of issue. Beginning 180 days from the issue date, the Note is convertible to our common stock at a price equal to 61% of the Market Price, which is defined as the lowest trading price for our common stock during the 15 trading days prior to the conversion notice. Conversions under the Note are limited such that the holder may not convert the Note to the extent that the number of shares of common stock issuable upon the conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of our outstanding shares of common stock.

In the event of any default, the Note will bear interest at a rate of 22% per year. The Note may be pre-paid at a premium for the first 150 days after issue, with the pre-payment amount ranging from 115% of the balance to 140% of the balance. After 150 days from issue, pre-payment of the Note is not allowed.

On January 18, 2019, David Phipps exercised 325,000 options via a cashless exercise. Additionally, on January 18, 2019, two employees exercised 275,000 options through a cashless exercise. The Company withheld newly acquired shares pursuant to the exercise of the Option. The amount of common stock issued is calculated by using [Number of Options Exercising] minus [Exercise Price] * [Number of Options Exercising] divided by [Prior Close TRKK Market Price]. As a result of the exercise 324,285 shares of common stock were issued.

	Options Exercised	Exercise Price	Market Price	Shares withheld as Payment	Common Stock Issued
David Phipps	325,000	$0.17	$0.35	157,857	167,143
Other	275,000	$0.15	$0.35	117,858	157,142
	600,000			275,715	324,285

