Form 10-Q
period 2019-03-31
Orbital Tracking Corp.
filed 2019-05-15
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 00-25097

ORBITAL TRACKING CORP.

(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18851 NE 29th Avenue, Suite 700 Aventura, FL	33180
(Address of principal executive offices	(Zip Code)

(305)-560-5355

Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 15, 2019
Common Stock, $0.0001 par value	1,419,345

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2019 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$109,790	$142,888
Accounts receivable, net	209,184	170,526
Inventory	309,526	269,024
Unbilled revenue	69,995	87,080
Prepaid expenses	-	1,926
Other current assets	45,185	43,713
Total current assets	743,680	715,157

Property and equipment, net	1,460,095	1,519,845
Intangible assets, net	193,750	200,000

Total assets	$2,397,525	$2,435,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$998,730	$874,466
Deferred revenue	28,862	19,701
Related party payable	56,161	39,027
Provision for income taxes	10,944	10,696
Convertible note payable, current portion – net of unamortized discount of $66,905	17,595	-
Derivative liability, current portion	101,925	-
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,326,614	1,056,287

Total Liabilities	1,326,614	1,056,287

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 3,333 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	1	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 1,913,676 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	191	191
Series D ($0.0001 par value; 5,000,000 shares authorized, 2,892,109 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	289	289
Series E ($0.0001 par value; 8,746,000 shares authorized, 5,174,200 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	517	517
Series F ($0.0001 par value; 1,100,000 shares authorized, 349,999 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	35	35
Series G ($0.0001 par value; 10,090,000 shares authorized, 5,202,602 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	520	520
Series H ($0.0001 par value; 200,000 shares authorized, 13,741 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	1	1
Series I ($0.0001 par value; 114,944 shares authorized, 49,110 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	5	5
Series J ($0.0001 par value; 125,000 shares authorized, 44,698 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	6	6
Series K ($0.0001 par value; 1,250,000 shares authorized, 1,156,866 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	116	116
Series L ($0.0001 par value; 100,000 shares authorized, 30,000 and none issued and outstanding as of March 31, 2019, and December 31, 2018, respectively)	3	3
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 1,260,804 outstanding as of March 31, 2019 and 936,519 outstanding at December 31, 2018	125	93
Additional paid-in capital	11,118,499	11,118,531
Accumulated (deficit)	(10,043,044)	(9,735,421)
Accumulated other comprehensive (income) loss	(6,353)	(6,172)
Total stockholders’ equity	1,070,911	1,378,715

Total liabilities and stockholders’ equity	$2,397,525	$2,435,002

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Net sales	$1,298,371	$1,667,938

Cost of sales	1,052,442	1,288,842

Gross profit	245,929	379,096

Operating expenses:
Selling, general and administrative	139,003	154,992
Salaries, wages and payroll taxes	173,319	180,720
Professional fees	103,195	109,192
Depreciation and amortization	67,214	75,273
Total operating expenses	482,731	520,177

(Loss) before other expenses and income taxes	(236,802)	(141,081)

Change in fair value of derivative instruments, net	36,925	-
Interest expense	19,219	76
Foreign currency exchange rate variance	14,677	4,301
Total other income	70,821	4,377

Net loss	$(307,623)	$(145,458)

Comprehensive Income:
Net loss	$(307,623)	$(145,458)
Foreign currency translation adjustments	(181)	5,000
Comprehensive loss	$(307,804)	$(140,458)

Net loss Per Share - Basic & Diluted	$(0.26)	(0.15)
Weighted average common shares outstanding - Basic & Diluted	1,193,096	936,519

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(307,623)	$(145,458)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liabilities	36,925	-
Depreciation expense	60,964	69,023
Amortization of intangible asset	6,250	6,250
Amortization of convertible notes payable, net	17,595	-
Imputed interest	-	76
Change in operating assets and liabilities:
Accounts receivable	(38,658)	82,899
Inventory	(40,502)	(62,406)
Unbilled revenue	17,085	9,730
Prepaid expense	1,926	32,010
Other current assets	(1,472)	(949)
Accounts payable and accrued liabilities	124,264	142,147
Provision for income taxes	248	-
Deferred revenue	9,161	(161,778)
Net cash (used in) provided by operating activities	(113,837)	(28,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,558)
Net cash used in investing activities	-	(5,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of note payable, related party, net	17,134	14,335
Proceeds of convertible notes payable	65,000	-
Net cash provided by financing activities	82,134	14,335

Effect of exchange rate on cash	(1,395)	2,885

Net decrease in cash	(33,098)	(16,794)
Cash beginning of period	142,888	233,326
Cash end of period	$109,790	$216,532

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2018 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of Orbital Tracking Corp. (the “Company”) for the year ended December 31, 2018, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. The consolidated balance sheet as of December 31, 2018 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the SEC for interim financial information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2019, and the results of operations and cash flows for the three months ended March 31, 2019 have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Description of Business

The Company was formerly Great West Resources, Inc., a Nevada corporation. The Company, through its wholly owned subsidiaries, Global Telesat Communications Limited (“GTCL”) and Orbital Satcom Corp. (“Orbital Satcom”), is a provider of satellite-based hardware, airtime and related services both in the United States and internationally. The Company’s principal focus is on growing the Company’s existing satellite-based hardware, airtime and related services business line and developing the Company’s own tracking devices for use by retail customers worldwide.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

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

GTCL was formed under the laws of England and Wales in 2008. On February 19, 2015, the Company entered into a share exchange agreement with GTCL and all of the holders of the outstanding equity of GTCL pursuant to which GTCL became a wholly owned subsidiary of the Company.

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

On March 8, 2018, our then-outstanding 140,224,577 shares of common stock outstanding were reduced by a reversed split for a ratio of 1 for 150. As of March 30, 2018, we had 936,519 shares of common stock issued and outstanding post-split. The number of authorized shares of our common stock will not be reduced by the reverse stock split. Accordingly, the reverse Stock split will have the effect of creating additional unissued and unreserved shares of our common stock. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split. See Note 10 - Stockholders Equity.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Quarterly, an adjustment is made offsetting sales for any balance over 90 days, not yet collected in 120 days from the 90-day report date. Account balances deemed to be uncollectible offset sales after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2019, and December 31, 2018, there is an allowance for doubtful accounts of $0 and $448.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

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

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this Update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This guidance is not expected to have a material impact upon our financial condition or results of operations.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, GTCL, is maintained using the appropriate local currency, Great British Pound (“GBP”), as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the three months ended March 31, 2019 closing rate at 1.304251 US$: GBP, average rate at 1.3064 US$: GBP, for the three months ended March 31, 2018 closing rate at 1.4015 US$: GBP, average rate at 1.39059 US$: GBP, for the year ended 2018 closing rate at 1.274700 US$: GBP, average rate at 1.296229 US$ GBP.

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

Revenue is recognized when all the following criteria have been met:

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred revenue is shown separately in the condensed consolidated balance sheets as current liabilities. At March 31, 2019, we had deferred revenue of approximately $28,862. At December 31, 2018, we had deferred revenue of approximately $19,701.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2019 and December 31, 2018, respectively.

Fair value of financial instruments

The Company adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2019 to March 31, 2019:

Conversion feature derivative liability
Balance at January 1, 2019	-
Convertible notes payable – January 18, 2019	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925

The Company did not identify any other assets or liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following are dilutive common stock equivalents during the period ended:

	March 31, 2019	March 31, 2018
Convertible preferred stock	2,214,729	2,006,399
Stock options	585,667	285,667
Stock warrants	60,000	-
Total	2,860,396	2,292,066

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 22, 2017 the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “TCJA”). SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its consolidated financial statements.

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We do not expect that this standard will have a material effect on our financial statements as the company has not recorded any lease obligations. While we continue to assess all of the effects of adoption, we do not expect a significant change in our leasing activities between now and adoption.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2019, the Company had an accumulated deficit of approximately $10,043,044, negative working capital of approximately $582,934 and net loss of approximately $307,623 during the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The condensed consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At March 31, 2019 and December 31, 2018, inventories consisted of the following:

	March 31, 2019	December 31, 2018
Finished goods	$309,526	$269,024
Less reserve for obsolete inventory	-	-
Total	$309,526	$269,024

For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $0 at March 31, 2019 and $1,926 at December 31, 2018, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Office furniture and fixtures	$78,690	$76,907
Computer equipment	31,317	30,678
Rental equipment	67,622	66,090
Appliques	2,160,096	2,160,096
Website development	23,341	23,061

Less accumulated depreciation	(900,971)	(836,987)

Total	$1,460,095	$1,519,845

Depreciation expense was $60,965 and $69,023 for the three months ended March 31, 2019 and 2018, respectively. For the year ended December 31, 2018 depreciation expense was $263,864.

NOTE 6 – INTANGIBLE ASSETS

On December 10, 2014, the Company entered the satellite voice and data equipment sales and service business through the purchase of certain contracts from Global Telesat Corp. (“GTC”). These contracts permit the Company to utilize the Globalstar, Inc. and Globalstar LLC (collectively, “Globalstar”) mobile satellite voice and data network. The purchase price for the contracts of $250,000 was paid by the Company under an asset purchase agreement by and among the Company, its wholly-owned subsidiary, Orbital Satcom, GTC and World Surveillance Group, Inc.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization of customer contracts are included in depreciation and amortization. For the three months ended March 31, 2019 and 2018, the Company amortized $6,250, respectively. Future amortization of intangible assets is as follows:

2019	18,750
2020	25,000
2021	25,000
2022	25,000
2023 and thereafter	50,000
Total	$143,750

On February 19, 2015, the Company issued 6,667 of its common stock, par value $0.0001, at $7.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$739,599	$625,157
Rental deposits	21,698	22,991
Customer deposits payable	41,833	37,099
Accrued wages & payroll liabilities	13,409	14,807
Property tax payable	27,246	31,955
VAT liability & sales tax payable	63,654	47,875
Pre-merger accrued other liabilities	65,948	65,948
Accrued other liabilities	25,343	28,634
Total	$998,730	$874,466

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

For the three months ended March 31, 2019, the Company recorded $84,500 in principal amount of original issue discount convertible notes for an aggregate purchase price of $65,000, as there is an intent to prepay the obligation.

Total amortization of debt discounts for the convertible debentures amounted to $17,595 and $0 for the three months ended March 31, 2019 and 2018, respectively, and is recorded on its statement of operations as interest expense.

At March 31, 2019 and 2018, outstanding balance of convertible debentures was $84,500 and $0, respectively.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DERIVATIVE LIABILITIES

The convertible notes are accounted for as liabilities at the date of issuance and adjusted to fair value through earnings for the three months ended March 31, 2019. The Company recorded amortization for the discount to the convertible notes of $17,595 at March 31, 2019. As of March 31, 2019, the Company has unamortized discount balance of $66,905. The Company has recognized derivative liabilities of $101,925 at March 31, 2019. The loss resulting from the increase in fair value of this convertible instrument was $36,925 for the three months ended March 31, 2019.

Conversion feature derivative liability
Balance at January 1, 2019	-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2019
Expected volatility	328%
Expected term - years	0.79
Risk-free interest rate	2.57%
Expected dividend yield	-%

NOTE 10 - STOCKHOLDERS’ EQUITY

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

Preferred Stock

As of March 31, 2019, there were 50,000,000 shares of Preferred Stock authorized.

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

As of March 31, 2019, there were 20,000 shares of Series A Convertible Preferred Stock authorized and no shares issued and outstanding.

As of March 31, 2019, there were 30,000 shares of Series B Convertible Preferred Stock authorized and 3,333 shares issued and outstanding.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and 1,913,676 shares issued and outstanding.

As of March 31, 2019, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and 2,892,109 shares issued and outstanding.

As of March 31, 2019, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 5,174,200 shares issued and outstanding.

As of March 31, 2019, there were 1,100,000 shares of Series F shares authorized and 349,999 shares issued and outstanding.

As of March 31, 2019, there were 10,090,000 shares of Series G shares authorized and 5,202,602 shares issued and outstanding.

As of March 31, 2019, there were 200,000 shares of Series H shares authorized and 13,741 shares issued and outstanding.

As of March 31, 2019, there were 114,944 shares of Series I shares authorized and 49,110 shares issued and outstanding.

As of March 31, 2019, there were 125,000 shares of Series J shares authorized and 64,698 shares issued and outstanding.

As of March 31, 2019, there were 1,250,000 shares of Series K shares authorized and 1,156,866 shares issued and outstanding.

As of March 31, 2019, there were 100,000 shares of Series L shares authorized and 30,000 shares issued and outstanding

Common Stock

As of March 31, 2019, there were 750,000,000 shares of Common Stock authorized and 1,260,804 shares issued and outstanding.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 14, 2018, we issued 275,000 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $1.50 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $1.60, vest in equal quarterly installments starting July 1, 2018 over the next two years and expire on July 1, 2021. For the year ended December 31, 2018, the amount of vested options was 68,750. On July 1, 2018, 34,375 options were fully vested and valued on the vesting date at approximately $1.38 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: strike price of 1.50 stock price of $1.38 per share (based on the market price at close on July 1, 2018) volatility of 718%, expected term of 3 years, and a risk-free interest rate of 2.69%. On October 1, 2018, an additional 34,375 options were fully vested and valued on the vesting date at approximately $1.38 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.38 per share (based on the market price close at grant date on June 14, 2018) volatility of 607%, expected term of 3 years, and a risk-free interest rate of 2.64%. In reference to this grant, the company recorded stock-based compensation of $81,698 for the year ended December 31, 2018.

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

For the three months ended March 31, 2019 and 2018, the Company recorded no stock-based compensation, respectively. For the year ended December 31, 2018 the Company recorded $219,518 stock-based compensation.

Stock options outstanding at March 31, 2019, as disclosed in the below table, have approximately $175,700 of intrinsic value at the end of the period.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2019	1,185,667	$0.66	5.56
Granted
Exercised	(600,000)	0.16	4.72
Forfeited
Cancelled	-	$-	-
Balance outstanding at March 31, 2019	585,667	1.166	5.92
Options exercisable at March 31, 2019	585,667

A summary of the status of the Company’s outstanding warrants and changes during the three months ended March 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2019	60,000	$4	2.37
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at March 31, 2019	60,000	$4	2.12

As of March 31, 2019 and December 31, 2018, there were 60,000 warrants outstanding, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company entered into a note for $122,536 from the Company’s Chief Executive Officer as part of the Share Exchange Agreement on February 15, 2015. On May 11, 2018, the balance of $5,768, was paid in full. As of March 31, 2019, the accounts payable due to related party includes accrued wages of $18,367 advances for inventory and services due to David Phipps of $27,240. Total payments due to David Phipps as of March 31, 2019 and December 31, 2018 are $45,607 and $39,027, respectively. In addition, as of March 31, 2019, the Company owes Hector Delgado, its Director, $10,000 for accrued director fees and expenses for Theresa Carlise, its Chief Financial Officer, $554. The balance of the related party payable was $56,161 and $39,027 as of March 31, 2019 and December 31, 2018, respectively. Those related party payable are non-interest bearing and due on demand.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaling $18,117 and $19,121 for the three months ended March 31, 2019 and March 31, 2018, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 14, 2018, the Company entered into a two (2) year Employment Agreement (the “Phipps Agreement”) with Mr. Phipps, with an automatic one (1) year extension. Under the Phipps Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and will receive an annual base salary equal to the sum of $170,000 and £48,000 to be paid through our operating subsidiary, GTCL. For the year ended December 31, 2018, the £48,000 equivalent to USD is $62,219 and the yearly conversion rate is 1.296229. The Phipps Agreement provides for a performance bonus based on exceeding our annual revenue goals and on our ability to attract new investment. The Phipps Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Phipps Agreement), Mr. Phipps will be entitled to a severance equal to twice his base salary, the immediate vesting of all unvested options, and other benefits. The Phipps Agreement terminates and supersedes the Original Phipps Agreement (as defined below) and any subsequent amendments, effective as of the June 14, 2018.

Previously the Company had a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016 (the “Original Phipps Agreement”). Under the Original Phipps Agreement, Mr. Phipps agreed to serve as the Company’s Chief Executive Officer and President and received an annual base salary equal to the sum of $144,000 and £48,000, or $61,833 at the yearly conversion rate of 1.288190. Mr. Phipps was also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. On January 1, 2018, the Original Phipps Agreement automatically renewed for another year.

ORBITAL TRACKING CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also, on June 14, 2018, we entered into a new Employment Agreement (“Carlise Agreement”) with our Chief Financial Officer, Theresa Carlise. The Carlise Agreement is for a period of two (2) years, with an automatic one (1) year extension. Ms. Carlise’s base salary is $150,000 per year. The Carlise Agreement provides for performance bonuses based on exceeding our annual revenue goals and on our ability to attract new investment. The Carlise Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Carlise Agreement), Ms. Carlise will be entitled to a severance equal to twice her base salary, the immediate vesting of all unvested options, and other benefits. The Carlise Agreement terminates and supersedes the Original Carlise Agreement (as defined below) and any subsequent amendments, effective as of the June 14, 2018.

Prior to June 14, 2018, the Company had a one-year agreement with Ms. Carlise, as its Chief Financial Officer, Treasurer and Secretary (the “Original Carlise Agreement”). The Original Carlise Agreement provided for an annual compensation of $140,000 as well as medical benefits. The Original Carlise Agreement was effective December 1, 2016 and had an automatic renewal clause pursuant to which the Original Carlise Agreement renews itself for another year, if not cancelled by the Company previously. The Original Carlise Agreement had been automatically extended for an additional term of one year on December 1, 2017. In addition to the base salary of $140,000 annually, Ms. Carlise was eligible to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors and shall be eligible for grants of awards under stock option or other equity incentive plans of the Company.

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

NOTE 13 - CONCENTRATIONS

Customers:

Amazon accounted for 36.2% and 29.2% of the Company’s revenues during the three months ended March 31, 2019 and 2018, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2019 and 2018.

	March 31, 2019		March 31, 2018

Globalstar Europe	$140,736	13.5%	$184,603	22.7%
Garmin	$134,778	13.0%	$166,877	20.5%
Network Innovations	$309,450	29.8%	$463,760	57.1%
Cygnus Telecom	$127,917	12.3%	$120,796	14.9%
Satcom Global	$5,580	0.5%	$66,913	8.2%

Geographic:

The following table sets forth revenue as to each geographic location, for the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018

Europe	$998,854	77.0%	$1,015,391	60.9%
North America	189,466	14.6%	483,579	29.0%
South America	19,791	1.5%	72,803	4.4%
Asia & Pacific	77,949	6.0%	71,425	4.3%
Africa	11,312	0.9%	24,739	1.5%
	$1,298,371		$1,667,938

NOTE 14 - SUBSEQUENT EVENTS

On April 9, 2019, the Company issued 4,052 shares of its common stock upon the conversion of 60,782 shares of its Preferred Series C, 87,333 shares of common stock upon the conversion of 655,000 shares of Preferred Series D and 25,568 shares of common stock upon the conversion of 38,352 shares of Preferred Series K.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 22, 2019, the Company issued 1,707 shares of its common stock upon the conversion of 256 shares of its Preferred Series J and 39,963 shares of common stock upon the conversion of 59,945 shares of Preferred Series K.

On April 30, 2019, the Company entered into a Shares for Note Exchange Agreement (each, an “Agreement” and collectively, the “Agreements”) with certain holders of the Company’s preferred stock, each of whom is an accredited investor (each, a “Converting Stockholder” and collectively, the “Converting Stockholders”). Pursuant to the terms of the Agreements, the Company agreed to exchange the preferred shares held by the respective Converting Stockholders for promissory notes as follows:

Series of Preferred Stock	No. of Converting Holders of Preferred Stock	Aggregate No. of Shares Held by Converting Stockholders	Aggregate Principal Amount of Notes into which Shares Converted	No. of Outstanding Shares Following Conversion
B	1	3,333	$11	—
C	1	1,852,894	$12,353	—
D	3	2,213,660	$29,516	23,449
E	—	—	$—	5,174,200
F	1	349,999	$233	—
G	2	5,202,602	$3,468	—
H	3	13,741	$916	—
I	3	48,610	$3,241	500
J	5	64,442	$42,961	—
K	7	1,058,569	$70,571	—
L	3	20,000	$5,000	10,000
	TOTAL:	10,827,850	$168,270	5,208,149

As a result, the Company has eliminated 99.4% of its outstanding shares of preferred stock, excluding those shares held by management.

In exchange for the above-referenced shares of preferred stock, the Company issued a promissory note (each, a “Note” and collectively, the “Notes”) to each of the Converting Stockholders on April 30, 2019. Each Note bears interest at a rate of 6% per annum and is due on the second anniversary of the issuance date. Interest accrues on a simple interest, non-compounded basis and will be added to the principal amount on the maturity date. In the event that any amount due under a Note is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may prepay the Notes at any time. On May 14, 2019, the Company repaid $43,284 of the above referenced notes, leaving a balance of $124,986, as of May 14,2019.

On May 13, 2019 (the “Issue Date”), the Company entered into a Note Purchase Agreement (the “NPA”) by and among the Company and the lenders set forth on the lender schedule to the NPA (the “Lenders”), as amended by that certain Amendment to Note Purchase Agreement (the “Amendment,” and, together with the NPA, the “Agreement”) by and among the Company and the Lenders. Pursuant to the NPA, the Company issued an aggregate principal amount of $650,000 of its convertible promissory notes. Pursuant to the Amendment, the Company reserved the right to issue and issued an additional 20% of the $650,000 principal amount of its convertible promissory notes or $130,000 of its convertible promissory notes. In total, pursuant to the Agreement, the Company issued an aggregate principal amount of $805,000 of its convertible promissory notes (the “Notes”).

The Notes bear interest at a rate of 6% per annum, simple interest, and mature on the third anniversary of the Issue Date (the “Maturity Date”), to the extent that the Notes and the principal amounts and any interest accrued thereunder (the “Indebtedness”) have not been converted into shares of common stock of the Company. Interest on the Notes will accrue on a simple interest, non-compounded basis and will be added to the principal amounts on the Maturity Date or such earlier date as may be due upon an Event of Default (as defined below), at which time all Indebtedness will be due and payable, unless earlier converted into Conversion Shares (as defined below). In the event that any amount due under the Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the Notes other than as required by the Agreement.

The Notes are general, unsecured obligations of the Company.

The proceeds of the Notes will be used to repay certain outstanding indebtedness of the Company and for general corporate purposes.

The holders of the Notes (the “Holders”) have an optional right of conversion. A Holder may elect to convert its Note, and all of the Indebtedness outstanding as of such time, into the number of fully paid and non-assessable shares of Common Stock (the “Conversion Shares”) as determined by dividing the Indebtedness by $0.10, subject to certain adjustments, but excluding adjustment for a reserve stock split of no more than 1:20 contemplated by the Company at the Issue Date. The optional right of conversion is subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion.

The Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants include, among other things, certain limitations on the ability of the Company to: (i) pay dividends on its capital stock; (ii) make distributions in respect of its capital stock; (iii) acquire shares of capital stock; and, (iv) sell, lease or dispose of assets.

Pursuant to the Agreement, the Holders are granted demand registration rights and pre-emptive rights as set forth in the Agreement.

The Agreement includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, a majority of the Holders may accelerate the maturity of the Indebtedness.

On May 13, 2019, the Company entered into two consulting agreements (each, a “Consulting Agreement” and together, the “Consulting Agreements”) with unrelated third parties to provide capital raising advisory services and business growth and development services, each for a term of six months. In exchange for such services, each consultant will receive (i) a Note in the amount of $44,000 issued pursuant to the Agreement, (ii) a Note in the amount of $12,500 with a maturity of three years bearing interest at a rate of 6% per annum with an optional right of conversion, (iii) payment of a retainer ranging from $10,000 to $30,000, and (iv) monthly payments ranging from $5,000 to $10,000 for six months.

On May 14, 2019, the Company repaid the convertible note payable, (see Note 8) as issued on January 14, 2019, an aggregate of $87,778.14, representing principal of $65,000, prepayment penalty of $19,500 and accrued interest of $3,278.14.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Statements made in this Item 2, “Management’s Discussion and Analysis and Plan of Financial Condition and Results of Operations,” and elsewhere in this quarterly report on Form 10-Q that do not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company’s products, as well as other factors, many or all of which may be beyond the Company’s control. Consequently, investors should not place undue reliance upon forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including the annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

Corporate Information

The Company is a distributor, developer and reseller of satellite enabled communications hardware and provides products, airtime and related services to customers located both in the United States and internationally through its subsidiaries, U.S.-based Orbital Satcom Corp. (“Orbital Satcom”) and UK-based Global Telesat Communications Limited (“GTCL”). We sell equipment and airtime for use on all major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya. We specialize in offering a range of satellite enabled personal and asset tracking products and provide an advanced mapping portal for customers using our range of GSM and satellite-based GPS tracking devices. Additionally, we operate a short-term rental service for customers who require use of our equipment for a limited time without the up-front expense of purchasing hardware. Our acquisition of GTCL in February 2015 expanded our global satellite-based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts which entitle us to transmit GPS tracking coordinates and other information at preferential rates through one of the world’s largest commercial satellite networks. We now have a physical or storefront presence in more than 10 countries and have in excess of 25,000 customers located in almost 125 countries across every continent in the world. Our customers include businesses, U.S. and foreign governments, non-governmental and charitable organizations, military users, resellers and private individuals located all over the world.

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

For the three months ended March 31, 2019, the Company recorded $84,500 in principal amount of original issue discount convertible notes for an aggregate purchase price of $65,000, as there is an intent to prepay the obligation.

We had net cash used in operations of approximately $113,837 during the three months ended March 31, 2019. At March 31, 2019, we had negative working capital of approximately $582,934. Additionally, at March 31, 2019, we had an accumulated deficit of approximately $10,043,044 and stockholder’s equity of $1,070,911. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Revenue. Sales for the three months ended March 31, 2019 consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the three months ended March 31, 2019, revenues generated were approximately $1,298,371 compared to approximately $1,667,938 of revenues for the three months ended March 31, 2018, a decrease in total revenues of $369,567 or 22.2%. Total sales for Global Telesat Communications Ltd. were $976,240 for the three months ended March 31, 2019 as compared to $1,136,716 for the three months ended March 31, 2018, a decrease of $160,476 or 14.1%. Total sales for Orbital Satcom Corp. were $322,131 for the three months ended March 31, 2019 as compared to $531,222 for the three months ended March 31, 2018, a decrease of $209,091 or 39.4%. The Company attributes the decreases in revenue to larger contracts awarded during the quarter of March 2018 and its inability to maintain inventory levels to support sales growth. The Company relied on its working capital for public company expenses, for an extended period of time, without additional funding resources, as it has had previously.

Cost of Sales. During the three months ended March 31, 2019, cost of revenues decreased to $1,052,442 compared to $1,288,842 for the three months ended March 31, 2018, a decrease of $236,400 or 18.3%. The decrease was a direct result of the reduction in sales for the period, as compared to the prior period in the previous year. We expect our cost of revenues as relative to sales growth to continue to increase during fiscal 2018 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross profit margins during the three months ended March 31, 2019 were 18.9% as compared to 22.7% for the comparable period in the prior year. The company had a decrease in phone sales which is a lower profit margin item offset by increases in higher margin product sales.

Operating Expenses. Total operating expenses for the three months ended March 31, 2019 were $482,731, a decrease of $37,446 or 7.2%, from total operating expenses for the three months ended March 31, 2018 of $520,177. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $139,003 and $154,992 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $15,989 or 10.3%. The decrease for the three months ended March 31, 2019, are attributable to certain SG&A expenses that fluctuate with sales volatility, offset by an increase in travel and administrative expenses.

Salaries, wages and payroll taxes were $173,319 and $180,720, for the three months ended March 31, 2019 and 2018, respectively, a decrease of $7,401, or 4.1%. The decrease is respective of an increase in staff on maternity leave, for the three months ended March 31, 2019.

Professional fees were $103,195 and $109,192 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $5,997, or 5.5%. The decrease during the three months ended March 31, 2019 as compared to the same period in 2018, was attributable to a decrease in fees related to investor relations from the same period in the prior year.

Depreciation and amortization expenses were $67,214 and $75,273 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $8,059 or 10.7%. The decrease was primarily attributable to certain fixed assets being fully amortized, without any asset additions, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2019 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expenses were $70,821 compared to $4,377 during the three months ended March 31, 2019 and 2018. respectively, an increase of $11,924. The increase is primarily attributed to an increase in the fair value of derivative instruments, foreign currency exchange rates and interest expense of $1,624.

Net Loss. We recorded net loss before income tax of $307,623 for the three months ended March 31, 2019 as compared to a net loss of $145,458, for the three months ended March 31, 2018. The decrease in the loss is a result of the factors as described above.

Comprehensive (Loss) Income. We recorded a (loss) gain for foreign currency translation adjustments for the three months ended March 31, 2019 and 2018, of $(181) and $5,000, respectively. The fluctuations of the increase/decrease are primarily attributed to the decrease recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2019, we had a cash balance of $109,790. Our working capital is a negative $582,934 at March 31, 2019.

Our current assets at March 31, 2019 increased by approximately 4.0% from December 31, 2018 and included cash, accounts receivable, unbilled revenue, inventory and other current assets.

Our current liabilities at March 31, 2019 increased by 25.6% from December 31, 2018 and included our accounts payable, due to related party, convertible note payable, derivative liabilities, deferred revenue and other liabilities in the ordinary course of our business.

At March 31, 2019, the Company had an accumulated deficit of approximately $10,043,044, negative working capital of approximately $582,934 and net loss of approximately $307,623 during the three months ended March 31, 2019. For the year ended December 31, 2018, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit of approximately $9,735,421, negative working capital of approximately $341,130 and net loss of approximately $1,194,706 during the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. We may need or want to raise additional funds in the future; however, these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2019 amounted to $113,837 and were primarily attributable to our net loss of $253,104, total amortization expense of $6,250 and depreciation of $60,964, change in fair value of derivative liabilities of $36,925, amortization of notes payable discount of $17,595 and net change in assets and liabilities of $72,052, primarily attributable to a increase in accounts receivable of $38,658, an increase in inventory of $40,502, decrease in unbilled revenue of $17,085, decrease in prepaid expense of $1,926, an increase in other current assets of $1,472, increase in accounts payable of $124,264 and an increase in deferred revenue of $9,161 and an increase in provision for income taxes of 248.

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

Investing Activities

Net cash flows used in investing activities were $0 and $5,558 for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and March 31, 2018, we purchased property and equipment of $0 and $5,558, respectively.

Financing Activities

Net cash flows provided by financing activities were $82,134 and $14,335 for the three months ended March 31, 2019 and 2018, respectively. Net cash flows provided by financing activities were $82,134 for the three months ended March 31, 2019 and were for proceeds from convertible notes payable of $65,000 and amounts owed to related parties of $17,134. During the three months ended March 31, 2018, net cash flows provided by financing activities were $14,335 and were for amounts owed to a related party.

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2019, and the results of operations and cash flows for the three months ended March 31, 2019 have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of March 31, 2019, and December 31, 2018, there is an allowance for doubtful accounts of $0 and $448.

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

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This guidance is not expected to have a material impact upon our financial condition or results of operations.

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries (GTCL) is maintained using the appropriate local currency, Great British Pound (“GBP”), as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the three months ended March 31, 2019 closing rate at 1.304251 US$: GBP, average rate at 1.3064 US$: GBP, for the three months ended March 31, 2018 closing rate at 1.4015 US$: GBP, average rate at 1.39059 US$: GBP, for the year ended December 31, 2018 closing rate at 1.274700 US$: GBP, yearly average rate at 1.296229 US$: GBP.

For the three months ended March 31, 2019, GTCL represented 75.2% of total company sales and as such, currency rate variances have an impact on results. For the three months ended March 31, 2019 the net effect on revenues were impacted positively by the differences in exchange rate from quarterly average exchange rate of 1.39059 to 1.3064. Had the yearly average rate remained, sales would have been higher by $62,913. GTCL comparable sales in GBP, its home currency, decreased 8.6% or £70,159, from £817,434 to £747,275 for the three months ended March 31, 2019 as compared to March 31, 2018.

For the three months ended March 31, 2018, GTCL represented 68.2% of total company sales and as such, currency rate variances have an impact on results. For the three months ended March 31, 2018 the net effect on revenues were impacted positively by the differences in exchange rate from quarterly average exchange rate of 1.23801 to 1.39059. Had the yearly average rate remained, sales would have been lower by $319,282. GTCL comparable sales in GBP, its home currency, increased 7.5% or £56,793, from £760,641 to £817,434 for the three months ended March 31, 2018 as compared to March 31, 2017.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets as current liabilities. At March 31, 2019, we had deferred revenue of approximately $28,862. At December 31, 2018, we had deferred revenue of approximately $19,701.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2019 and December 31, 2018, respectively.

Fair value of financial instruments

The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2019 to March 31, 2019:

Conversion feature derivative liability
Balance at January 1, 2019	-
Convertible notes payable – January 18, 2019	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “TCJA”). SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its consolidated financial statements.

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We do not expect that this standard will have a material effect on our financial statements as the company has not recorded any lease obligations. While we continue to assess all of the effects of adoption, we do not expect a significant change in our leasing activities between now and adoption.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, we conducted an evaluation, as of March 31, 2019, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of March 31, 2019, our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the quarter ended March 31, 2019 that were not otherwise disclosed by us in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2019	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(principal executive officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

