Form 10-Q
period 2019-06-30
Orbital Tracking Corp.
filed 2019-08-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 14, 2019
Common Stock, $0.0001 par value	1,792,834

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three and six months ended June 30, 2019 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$330,451	$142,888
Accounts receivable, net	176,967	170,526
Inventory	359,409	269,024
Unbilled revenue	68,056	87,080
Prepaid expenses	47,500	1,926
Other current assets	108,168	43,713
Total current assets	1,090,551	715,157

Property and equipment, net	1,419,165	1,519,845
Intangible assets, net	187,500	200,000

Total assets	$2,697,216	$2,435,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,052,848	$874,466
Deferred revenue	25,487	19,701
Related party payable	18,918	39,027
Provision for income taxes	11,398	10,696
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,221,048	1,056,287

Long term liabilities:
Convertible debt, net of discount, unamortized, $770,479	34,521	-
Note payable	121,848	-
Total Liabilities	1,377,417	1,056,287

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized
Series A ($0.0001 par value; 20,000 shares authorized, and no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	-	-
Series B ($0.0001 par value; 30,000 shares authorized, 0 and 3,333 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively)	-	1
Series C ($0.0001 par value; 4,000,000 shares authorized, 0 and 1,913,676 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively)	-	191
Series D ($0.0001 par value; 5,000,000 shares authorized, 0 and 2,892,109 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively)	-	289
Series E ($0.0001 par value; 8,746,000 shares authorized, 33,840 and 5,174,200 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	3	517
Series F ($0.0001 par value; 1,100,000 shares authorized, 0 and 349,999 issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively)	-	35
Series G ($0.0001 par value; 10,090,000 shares authorized, 0 and 5,202,602 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	-	520
Series H ($0.0001 par value; 200,000 shares authorized, 0 and 13,741 issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively)	-	1
Series I ($0.0001 par value; 114,944 shares authorized, 500 and 49,110 issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively)	-	5
Series J ($0.0001 par value; 125,000 shares authorized, 0 and 64,698 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	-	6
Series K ($0.0001 par value; 1,250,000 shares authorized, 0 and 1,156,866 issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively)	-	116
Series L ($0.0001 par value; 100,000 shares authorized, 10,000 and 30,000, issued and outstanding as of June 30, 2019, and December 31, 2018, respectively)	1	3
Common Shares, $0.0001 par value; 750,000,000 shares authorized, 1,765,245 outstanding as of June 30, 2019 and 936,519 outstanding at December 31, 2018	177	94
Additional paid-in capital	11,756,858	11,118,531
Accumulated (deficit)	(10,430,669)	(9,735,422)
Accumulated other comprehensive (income) loss	(6,571)	(6,172)
Total stockholders’ equity	1,319,799	1,378,715

Total liabilities and stockholders’ equity	$2,697,216	$2,435,002

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHNSIVE LOSS

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net sales	$1,409,010	$1,599,642	$2,707,381	$3,267,580

Cost of sales	1,134,901	1,243,569	2,187,343	2,532,411

Gross profit	274,109	356,073	520,038	735,169

Operating expenses:
Selling and general administrative	172,749	160,668	311,752	315,660
Salaries, wages and payroll taxes	186,423	185,231	359,742	365,951
Professional fees	218,148	51,776	321,343	160,968
Depreciation and amortization	66,911	71,440	134,125	146,713
Total operating expenses	644,231	469,115	1,126,962	989,292

Loss before other expenses and income taxes	(370,122)	(113,042)	(606,924)	(254,123)

Other (income) expense
Change in fair value of derivative instruments, net	32,752	-	69,677	-
Gain on debt extinguishment	(134,677)	-	(134,677)	-
Interest earned	(764)	-	(764)	-
Interest expense	111,004	34	130,223	110
Foreign currency exchange rate variance	8,430	10,544	23,107	14,845
Total other expense	16,745	10,578	87,566	14,955

Net loss before income tax expense	$(386,867)	$(123,620)	$(694,490)	$(269,078)

Provision for income taxes	757	-	757	-

Net loss	(387,624)	(123,620)	(695,247)	(269,078)

Comprehensive Income:
Net loss	(387,624)	(123,620)	(695,247)	(269,078)
Foreign currency translation adjustments	(218)	(12,127)	(399)	(7,127)
Comprehensive loss	$(387,842)	$(135,747)	$(695,646)	$(276,205)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	1,549,377	936,519	1,153,282	733,865
Basic and diluted net (loss) per share	$(0.25)	$(0.14)	$(0.60)	$(0.38)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	-	$-	3,333	$1	1,913,676	$191

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	(1,852,894)	(185)
Preferred shares converted to common	-	-	(3,333)	(1)	(60,782)	(6)
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	-	$-

For the Six Months Ended June 30, 2018

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	-	$-	3,333	$1	1,913,676	$191

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-	-
Sale of Preferred Stock Series L
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2018	-	$-	3,333	$1	1,913,676	$191

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2019

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2019	-	$-	3,333	$1	1,913,676	$191

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	(3,333)	(1)	(1,852,894)	(185)
Preferred shares converted to common	-	-	-	-	(60,782)	(6)
Exercise of options to common	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	-	$-

For the Three Months Ended June 30, 2018

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2018		$-	3,333	$1	1,913,676	$191

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-

Balance, June 30, 2018	-	$-	3,333	$1	1,913,676	$191

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	2,892,109	$289	5,174,200	$517	349,999	$35

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(2,213,660)	(221)	-	-	-	-
Preferred shares converted to common	(678,449)	(68)	(5,140,360)	(514)	(349,999)	(35)
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	33,840	$3	$-	$-

For the Six Months Ended June 30, 2018

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	2,892,109	$289	5,174,200	$517	349,999	$35

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-

Balance, June 30, 2018	2,892,109	$289	5,174,200	$517	$349,999	$35

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2019

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2019	2,892,109	$289	5,174,200	$517	349,999	$35

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(2,213,660)	(221)	-	-	(349,999)	(35)
Preferred shares converted to common	(678,449)	(68)	(5,140,360)	(514)	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	33,840	$3	-	$-

For the Three Months Ended June 30, 2018

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2018	2,892,109	$289	5,174,200	$517	349,999	$35

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2018	2,892,109	$289	5,174,200	$517	349,999	$35

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019

	Preferred Stock – Series G		Preferred Stock – Series H		Preferred Stock – Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	5,202,602	$520	13,741	$1	49,110	$5

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(5,202,602)	(520)	(13,741)	(1)	(48,610)	(5)
Preferred shares converted to common	-	-	-	-	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	500	$-

For the Six Months Ended June 30, 2018

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	5,202,602	$520	13,741	$1	49,110	$5

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2018	5,202,602	$520	13,741	$1	49,110	$5

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2019

	Preferred Stock – Series G		Preferred Stock – Series H		Preferred Stock – Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2019	5,202,602	$520	13,741	$1	49,110	$5

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(5,202,602)	(520)	(13,741)	(1)	(48,610)	(5)
Preferred shares converted to common	-	-	-	-	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	500	$-

For the Three Months Ended June 30, 2018

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance March 31, 2018	5,202,602	$520	13,741	$1	49,110	$5

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2018	5,202,602	$520	13,741	$1	49,110	$5

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	64,698	$6	1,156,866	$116	30,000	$3

Beneficial conversion feature of convertible debt	-	-	-	-
Preferred shares converted to note payable	(64,442)	(6)	(1,058,569)	(106)	(20,000)	(2)
Preferred shares converted to common	(256)	-	(98,297)	(10)	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	10,000	$1

For the Six Months Ended June 30, 2018

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	44,698	$4	1,156,866	$116	-	$-

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	20,000	2	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	30,000	3
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2018	64,698	$6	1,156,866	$116	30,000	$3

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2019

	Preferred Stock - Series J		Preferred Stock - Series K		Preferred Stock - Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2019	64,698	$6	1,156,866	$116	30,000	$3

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(64,442)	(6)	(1,058,569)	(106)	(20,000)	(2)
Preferred shares converted to common	(256)	-	(98,297)	(10)
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	10,000	$1

For the Three Months Ended June 30, 2018

	Preferred Stock - Series J		Preferred Stock - Series K		Preferred Stock - Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2018	44,698	$4	1,156,866	$116	-	$-

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	20,000	2	-	-	30,000	3
Sale of Preferred Stock Series L	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2018	64,698	$6	1,156,866	$116	30,000	$3

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2018	936,519	$94	$11,118,531	$(9,735,422)

Beneficial conversion feature of convertible debt	-	-	805,000	-
Preferred shares converted to note payable	-	-	(167,188)	-
Preferred shares converted to common	504,441	50	547	-
Exercise of options to common	324,285	32	(32)	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(695,247)

Balance, June 30, 2019	1,765,245	$177	$11,756,858	$(10,430,669)

For the Six Months Ended June 30, 2018

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2017	936,519	$94	$10,398,908	$(8,540,715)

Imputed interest expense related to related party note payable issued for recapitalization	-	-	110	-
Sale of Preferred Stock Series J	-	-	199,998	-
Sale of Preferred Stock Series L			299,997	-
Preferred shares converted to common	-	-	-	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(269,078)

Balance, June 30, 2018	936,519	$94	$10,899,013	$(8,809,793)

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2019

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, March 31, 2019	1,260,804	$127	$11,118,499	$(10,043,045)

Beneficial conversion feature of convertible debt	-	-	805,000	-
Preferred shares converted to note payable			(167,188)	-
Preferred shares converted to common	504,441	50	547	-
Exercise of options to common		-	-	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(387,624)

Balance, June 30, 2019	1,765,245	$177	$11,756,858	$(10,430,669)

For the Three Months Ended June 30, 2018

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, March 31, 2018	936,519	$94	$10,398,984	$(8,686,173)

Imputed interest expense related to related party note payable issued for recapitalization	-	-	34	-
Sale of Preferred Stock Series J			199,998	-
Sale of Preferred Stock Series L	-	-	299,997	-
Preferred shares converted to common		-	-	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(123,620)

Balance, June 30, 2018	936,519	$94	$10,899,013	$(8,809,793)

 See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2018	$(6,172)	$1,378,715

Beneficial conversion feature of convertible debt	-	805,000
Preferred shares converted to note payable	-	(168,270)
Preferred shares converted to common	-	-
Exercise of options to common		-
Comprehensive loss	(399)	(399)
Net loss	-	(695,247)
Balance, June 30, 2019	$(6,571)	$1,319,799

For the Six Months Ended June 30, 2018

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2017	$(400)	$1,859,566

Imputed interest expense related to related party note payable issued for recapitalization	-	110
Sale of Preferred Stock Series J	-	200,000
Sale of Preferred Stock Series L	-	300,000
Preferred shares converted to common		-
Comprehensive loss	(7,127)	(7,127)
Net loss		(269,078)
Balance, June 30, 2018	$(7,527)	$2,083,471

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2019

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance March 31, 2019	$(6,353)	$1,070,911

Beneficial conversion feature of convertible debt	-	805,000
Preferred shares converted to note payable	-	(168,270)
Preferred shares converted to common	-	-
Exercise of options to common	-	-
Comprehensive loss	(218)	(218)
Net loss		(387,624)

Balance, June 30, 2019	$(6,571)	$1,319,799

For the Three Months Ended June 30, 2018

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance March 31, 2018	$4,600	$1,719,184

Imputed interest expense related to related party note payable issued for recapitalization	-	34
Sale of Preferred Stock Series J	-	200,000
Sale of Preferred Stock Series L	-	300,000
Preferred shares converted to common	-	-
Comprehensive loss	(12,127)	(12,127)
Net loss		(123,620)

Balance, June 30, 2018	$(7,527)	$2,083,471

See accompanying notes to unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(695,247)	$(269,078)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	121,625	134,213
Amortization of intangible asset	12,500	12,500
Amortization of convertible notes payable, net	122,298	-
Change in fair value of derivative liabilities	69,677	-
Gain on debt extinguishment	(134,677)	-
Imputed interest	-	110
Convertible debt issued for services	113,000	-
Change in operating assets and liabilities:		-
Accounts receivable	(6,441)	43,414
Inventory	(90,385)	(103,240)
Unbilled revenue	19,024	8,411
Prepaid expense	(45,574)	61,607
Other current assets	(64,455)	(20,382)
Accounts payable and accrued liabilities	178,382	84,602
Provision for income taxes	702	-
Deferred revenue	5,786	(200,087)
Net cash used in operating activities	(393,784)	(247,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,146)	(21,805)
Net cash used in investing activities	(21,146)	(21,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	(20,109)	(1,478)
Repayments from note payable	(46,422)	-
Proceeds from sale of preferred stock	-	500,000
Proceeds of convertible notes payable	757,000	-
Repayments from convertible notes payable	(87,778)	-
Net cash provided by financing activities	602,691	498,522

Effect of exchange rate on cash	(198)	(9,988)

Net increase in cash	187,563	218,719
Cash beginning of period	142,888	233,326
Cash end of period	$330,451	$452,125

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$20,270	$-
Income tax	$-	$-
Non-cash adjustments during the period for
Beneficial conversion feature on convertible debt	$805,000	$-
Long term debt issued in exchange for preferred stock	$168,270	-

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the SEC for interim financial information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2019, and the results of operations and cash flows for the three and six months ended June 30, 2019 have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

On March 28, 2014, the Company merged with and into a wholly-owned subsidiary of the Company (“Great West”) solely for the purpose of changing its state of incorporation to Nevada from Delaware (the “Reincorporation”), effecting a 1:150 reverse split of its common stock, and changing its name to Great West Resources, Inc. in connection with the plans to enter into the business of potash mining and exploration. During late 2014, the Company abandoned its efforts to enter the potash mining and exploration business. All references in the consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split of 1:150.

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

GTCL was formed under the laws of England and Wales in 2008. On February 19, 2015, the Company entered into a share exchange agreement with GTCL and all of the holders of the outstanding equity of GTCL pursuant to which GTCL became a wholly owned subsidiary of the Company (the “Share Exchange”).

For accounting purposes, this transaction was accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with GTCL considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Company was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTCL and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. See Note 11 - Stockholders Equity.

On March 8, 2018, our then-outstanding 140,224,577 shares of common stock were reduced by a reversed split for a ratio of 1 for 150. As of March 30, 2018, we had 936,519 shares of common stock issued and outstanding post-split. The number of authorized shares of our common stock were not reduced by the reverse stock split. Accordingly, the reverse stock split had the effect of creating additional unissued and unreserved shares of our common stock. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split. See Note 11 - Stockholders Equity.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Quarterly, an adjustment is made offsetting sales for any balance over 90 days, not yet collected in 120 days from the 90-day report date. Account balances deemed to be uncollectible offset sales after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2019, and December 31, 2018, there is an allowance for doubtful accounts of $0 and $448, respectively.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2019, closing rate at 1.269800 US$: GBP, quarter average rate at 1,293793 US$: GBP and yearly average rate at 1.285336 US$: GBP, for the three and six months ended June 30, 2018 closing rate at 1.32080 US$: GBP, quarter average rate at 1.3203 US$: GBP and yearly average rate at 1.37595 US$: GBP, for the year ended 2018 closing rate at 1.274700 US$: GBP, yearly average rate at 1.296229 US$: GBP.

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

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets as current liabilities. At June 30, 2019, we had deferred revenue of approximately $25,487. At December 31, 2018, we had deferred revenue of approximately $19,701.

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

Goodwill and other intangible assets

In accordance with Accounting Standards Codification (“ASC”) 350-30-65, “Intangibles - Goodwill and Others,” the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors the Company considers to be important which could trigger an impairment review include the following:

●	Significant underperformance relative to expected historical or projected future operating results;

●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

●	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the three and six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2019 and December 31, 2018, respectively.

Accounting for Derivative Instruments

Derivatives are required to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates.

Conversion feature derivative liability
Balance at January 1, 2019	-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Derivative Liability	(65,000)
Change in fair value included in earnings	(36,925)
Balance at June 30, 2019	$-

The current portion of the convertible notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings for the three months ended March 31, 2019. On May 14, 2019 due to the cash repayment any derivative liability recorded was reversed.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement,” which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

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

The following are dilutive common stock equivalents during the period ended:

	June 30, 2019	June 30, 2018
Convertible preferred stock	27,589	2,214,729
Stock options	585,667	585,667
Stock warrants	60,000	60,000
Total	673,256	2,860,396

During the period ended June 30, 2019, the Company exchanged preferred shares to promissory notes should be treated as extinguishment of preferred shares. In accordance with ASC 260-10-S99, such extinguishment on preferred shares considered as redemptions of preferred shares and the difference between the fair value of the consideration and the carrying amount of the preferred shares will adjust the net income (loss) available to common stockholders in the calculation of earnings per shares. The following are the adjustment to the net income (loss) available to common stockholders during the period ended:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net loss	$(387,624)	$(123,620)	$(695,247)	$(269,078)
Preferred shares redemption adjustment	$201,924	$-	$201,924	$-
Net loss available to common shareholders	$(185,700)	$-	$(493,323)	$-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	1,549,377	936,519	1,153,282	733,865
Loss applicable to common shareholders per share	$(0.12)	$(0.14)	$(0.43)	$(0.38)

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update have been be applied retrospectively to all periods presented. The Company adopted this standard on January 1, 2018 and did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, such as the repricing of share options, which would revalue those options and the accounting for the cancellation of an equity award whether a replacement award or other valuable consideration is issued in conjunction with the cancellation. If not, the cancellation is viewed as a replacement and not a modification, with a repurchase price of 0. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 and did not have a material impact on the Company’s financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU are applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018, and interim periods within those periods.

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

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company does not have any leases that meet the criteria as established above. Should this change and the Company acquires a lease that meets this requirement, a modified retrospective transition approach would be required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We do not expect that this standard will have a material effect on our financial statements as the company has not recorded any lease obligations.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2019, the Company had an accumulated deficit of approximately $10,430,669, negative working capital of approximately $130,497 and net loss of approximately $695,247 during the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The condensed consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At June 30, 2019 and December 31, 2018, inventories consisted of the following:

	June 30, 2019	December 31, 2018
Finished goods	$359,409	$269,024
Less reserve for obsolete inventory	-	-
Total	$359,409	$269,024

For the six months ended June 30, 2019 and the year ended December 31, 2018, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $47,500 at June 30, 2019 and $1,926 at December 31, 2018, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Office furniture and fixtures	$80,103	$76,907
Computer equipment	30,572	30,678
Rental equipment	69,652	66,090
Appliques	2,160,096	2,160,096
Website development	36,853	23,061

Less accumulated depreciation	(958,111)	(836,987)

Total	$1,419,165	$1,519,845

Depreciation expense was $121,625 and $134,213 for the six months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, depreciation expense was $60,661 and $65,590, respectively.

NOTE 6 – INTANGIBLE ASSETS

On December 10, 2014, the Company entered the satellite voice and data equipment sales and service business through the purchase of certain contracts from Global Telesat Corp. (“GTC”). These contracts permit the Company to utilize the Globalstar, Inc. and Globalstar LLC (collectively, “Globalstar”) mobile satellite voice and data network. The purchase price for the contracts of $250,000 was paid by the Company under an asset purchase agreement by and among the Company, its wholly owned subsidiary, Orbital Satcom, GTC and World Surveillance Group, Inc.

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

Amortization of customer contracts are included in depreciation and amortization. For the six months ended June 30, 2019 and 2018, the Company amortized $12,500, respectively. For the three months ended June 30, 2019 and 2018, the Company amortized $6,250, respectively. Future amortization of intangible assets is as follows:

2019	12,500
2020	25,000
2021	25,000
2022	25,000
2023 and thereafter	50,000
Total	$137,500

On February 19, 2015, the Company issued 6,667 of its common stock, par value $0.0001, at $7.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$800,181	$625,157
Rental deposits	19,336	22,991
Customer deposits payable	44,117	37,099
Accrued interest	7,911	-
Accrued wages & payroll liabilities	10,153	14,807
Property tax payable	18,568	31,955
VAT liability & sales tax payable	63,154	47,875
Pre-merger accrued other liabilities	88,448	65,948
Accrued other liabilities	980	28,634
Total	$1,052,848	$874,466

NOTE 8 – NOTE EXCHANGE AGREEMENT

On April 30, 2019, the Company entered into a Shares for Note Exchange Agreement (each, an “Agreement” and collectively, the “Agreements”) with certain holders of the Company’s preferred stock (the “Converting Stockholders”). Pursuant to the terms of the Agreements, the Company agreed to exchange the preferred shares held by the respective Converting Stockholders for promissory notes as follows:

Series of Preferred Stock	No. of Converting Holders of Preferred Stock	Aggregate No. of Shares Held by Converting Stockholders	Aggregate Principal Amount of Notes into which Shares Converted
B	1	3,333	$11
C	1	1,852,894	$12,353
D	3	2,213,660	$29,516
E	—	—	$—
F	1	349,999	$233
G	2	5,202,602	$3,468
H	3	13,741	$916
I	3	48,610	$3,241
J	5	64,442	$42,961
K	7	1,058,569	$70,571
L	3	20,000	$5,000
	TOTAL:	10,827,850	$168,270

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

For the six months ended June 30, 2019, the Company repaid $46,422 of the notes, leaving a balance of $121,848 as long-term notes payable. For the six months ended June 30, 2019, the Company recorded $1,329 interest in relation to the note.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable – current portion

On January 14, 2019, under the terms of a Securities Purchase Agreement, we issued a Convertible Promissory Note in the amount of $65,000 (the “Note”) to Power Up Lending Group Ltd. (“Power Up”). The Note bears interest at a rate of twelve percent (12%) per year and is due one (1) year from the date of issue. Beginning 180 days from the issue date, the Note is convertible to our common stock at a price equal to 61% of the Market Price, which is defined as the lowest trading price for our common stock during the 15 trading days prior to the conversion notice. Conversions under the Note are limited such that the holder may not convert the Note to the extent that the number of shares of common stock issuable upon the conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of our outstanding shares of common stock. In the event of any default, the Note will bear interest at a rate of 22% per year. The Note may be pre-paid at a premium for the first 150 days after issue, with the pre-payment amount ranging from 115% of the balance to 140% of the balance. After 150 days from issue, pre-payment of the Note is not allowed. On May 14, 2019, the Company repaid the convertible note payable, an aggregate of $87,778, representing principal of $65,000, prepayment penalty of $20,257 and accrued interest of $2,522. The Company has paid the debenture in cash and not converted the note to its common stock, any note amortization and derivative liabilities have been reversed. The interest and the prepayment penalty are reflected on the statement of operations as interest expense.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019 and 2018, outstanding balance of the current portion of convertible notes payable was $0, respectively. For the six months ended June 30, 2019 and 2018, we recorded interest expense in relation to this note payable of $87,779 and $0, which includes a $20,257 pre-payment penalty. For the three months ended June 30, 2019 and 2018, we recorded interest expense of $70,184 and $0, respectively.

Convertible notes payable – long term

On May 14, 2019 (the “Issue Date”), the Company entered into a Note Purchase Agreement (the “NPA”) by and among the Company and the lenders set forth on the lender schedule to the NPA (the “Lenders”), as amended by that certain Amendment to Note Purchase Agreement (the “Amendment,” and, together with the NPA, the “Agreement”) by and among the Company and the Lenders. In total, pursuant to the Agreement, the Company issued an aggregate principal amount of $805,000 of its convertible promissory notes (the “Notes”).

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

In comparison to the fair market value of the common stock on May 14, 2019, and the fixed effective conversion rate of $0.10 per common share, the lesser amount of the conversion feature or debt was $805,000 and presented a beneficial conversion feature. Thus, the Company recorded a discount on the debt of $805,000 with a corresponding increase to additional paid in capital. For the six months ended June 30, 2019, we amortized the discount on the debt, to interest expense of $34,521, resulting in a balance of unamortized discount notes payable of $770,479.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DERIVATIVE LIABILITIES

The current portion of the convertible notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings for the three months ended March 31, 2019. On May 14, 2019, due to the cash repayment any derivative liability was fair valued at repayment date and a gain was recorded for the reversal of derivative liability.

Conversion feature derivative liability
Balance at January 1, 2019	-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Change in fair value included in earnings	32,752
Derivative liability reversed	(134,677)
Balance at June 30, 2019	$-

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2019
Expected volatility	328%
Expected term - years	0.79
Risk-free interest rate	2.57%
Expected dividend yield	-%

NOTE 11 - STOCKHOLDERS’ EQUITY

Capital Structure

On March 28, 2014, in connection with the Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the Reincorporation.

The authorized capital of the Company consists of 750,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share, as of June 30, 2019.

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

Effective March 8, 2018, we conducted a reverse split of our common stock at a ratio of 1 for 150. All share and per share information in the accompanying condensed consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

On May 20, 2019, following the approval on May 14, 2019, of the board of directors of the Company and a majority of the shareholders of the Series E preferred stock, the Company filed an Amended and Restated Certificate of Designations (the “Amended and Restated Certificate”) for the Company’s Series E preferred stock. The amendments had the effect of changing the conversion rights such that the 9.99% blocker was eliminated.

Preferred Stock

As of June 30, 2019, there were 50,000,000 shares of Preferred Stock authorized.

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

As of June 30, 2019, there were 20,000 shares of Series A Convertible Preferred Stock authorized, and no shares issued and outstanding.

As of June 30, 2019, there were 30,000 shares of Series B Convertible Preferred Stock authorized, and no shares issued and outstanding.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, there were 4,000,000 shares of Series C Convertible Preferred Stock authorized and no shares issued and outstanding.

As of June 30, 2019, there were 5,000,000 shares of Series D Convertible Preferred Stock authorized and no shares issued and outstanding.

As of June 30, 2019, there were 8,746,000 shares of Series E Convertible Preferred Stock authorized and 33,840 shares issued and outstanding.

As of June 30, 2019, there were 1,100,000 shares of Series F shares authorized and no shares issued and outstanding.

As of June 30, 2019, there were 10,090,000 shares of Series G shares authorized and no shares issued and outstanding.

As of June 30, 2019, there were 200,000 shares of Series H shares authorized and no shares issued and outstanding.

As of June 30, 2019, there were 114,944 shares of Series I shares authorized and 500 shares issued and outstanding.

As of June 30, 2019, there were 125,000 shares of Series J shares authorized and no shares issued and outstanding.

As of June 30, 2019, there were 1,250,000 shares of Series K shares authorized and no shares issued and outstanding.

As of June 30, 2019, there were 100,000 shares of Series L shares authorized and 10,000 shares issued and outstanding

Common Stock

As of June 30, 2019, there were 750,000,000 shares of common stock authorized and 1,765,245 shares issued and outstanding.

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

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

For the six months ended June 30, 2019 and 2018, the Company recorded no stock-based compensation, respectively. For the year ended December 31, 2018 the Company recorded $219,518 stock-based compensation.

Stock options outstanding at June 30, 2019, as disclosed in the below table, have approximately $234,267 of intrinsic value at the end of the period.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2019	1,185,667	$0.66	5.56
Granted
Exercised	(600,000)	0.16	4.72
Forfeited
Cancelled	-	$-	-
Balance outstanding at June 30, 2019	585,667	1.17	5.67
Options exercisable at June 30, 2019	585,667

A summary of the status of the Company’s outstanding warrants and changes during the six months ended June 30, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2019	60,000	$4	2.37
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at June 30, 2019	60,000	$4	1.87

As of June 30, 2019, and December 31, 2018, there were 60,000 warrants outstanding, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company entered into a note for $122,536 from the Company’s Chief Executive Officer as part of the Share Exchange Agreement on February 15, 2015. On May 11, 2018, the balance of $5,768, was paid in full. As of June 30, 2019, the accounts payable due to related party includes; advances for inventory and services due to David Phipps of $18,918. Total payments due to David Phipps as of June 30, 2019 and December 31, 2018 are $18,918 and $39,027, respectively. Those related party payable are non-interest bearing and due on demand.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaling $30,968 and $37,839 for the six months ended June 30, 2019 and June 30, 2018, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

ORBITAL TRACKING CORP. AND SUBSIDIARIES

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

Consulting Agreements

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

For the six months ended June 30, 2019; the Company recorded an expense of $113,000 as professional fees and the liability as long term convertible note payable and has recorded a retainer for services of $47,500 to prepaid expense. For the six months ended June 30, 2019, the Company recorded an additional expense of $22,500 for monthly services as governed under the agreements.

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

NOTE 14 - CONCENTRATIONS

Customers:

Amazon accounted for 48.8% and 39.3% of the Company’s revenues during the six months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, Amazon accounted for 51.0% and 50.2% of the Company’s revenues. No other customer accounted for 10% or more of the Company’s revenues for either period.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2019 and 2018.

	June 30, 2019		June 30, 2018

Globalstar Europe	$326,409	14.8%	$271,250	11.7%
Garmin	$302,181	13.7%	$317,492	13.7%
Network Innovations	$647,442	29.4%	$922,218	39.8%
Cygnus Telecom	$277,034	12.6%	$228,562	9.7%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended June 30, 2019 and 2018.

	June 30, 2019		June 30, 2018

Globalstar Europe	$121,123	10.4%	$86,646	7.7%
Garmin	$167,402	14.4%	$150,615	13.3%
Network Innovations	$337,992	29.0%	$458,387	40.6%
Cygnus Telecom	$149,118	12.3%	$107,766	9.5%

Geographic:

The following table sets forth revenue as to each geographic location, for the six months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018

Europe	$2,075,219	76.7%	$2,172,447	66.5%
North America	350,981	13.0%	780,064	23.9%
South America	20,636	0.8%	114,944	3.5%
Asia	204,732	7.5%	130,190	4.0%
Australia & Oceanic	25,273	0.9%	35,101	1.1%
Africa	30,539	1.1%	34,134	1.0%
	$2,707,380		$3,267,580

The following table sets forth revenue as to each geographic location, for the three months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018

Europe	$1,085,260	77.0%	$1,155,603	72.2%
North America	147,548	10.5%	298,738	18.7%
South America	8,319	0.6%	49,465	3.1%
Asia	135,185	9.6%	70,552	4.4%
Australia & Oceanic	10,412	0.7%	15,128	1.0%
Africa	22,286	1.6%	10,157	0.6%
	$1,409,010		$1,599,642

NOTE 15 - SUBSEQUENT EVENTS

On July 12, 2019, following the approval on July 12, 2019 of the board of directors (the “Board”) of the Company and a majority of the shareholders of the Series E preferred stock, the Company filed a Certificate of Amendment to Certificate of Designations (the “Series E Certificate”) for the Company’s Series E preferred stock. The Series E Certificate had the effect of authorizing the Company’s Board to require the conversion of the Series E preferred stock into common stock of the Company at the then-applicable conversion ratio, without the approval of any holders of Series E preferred stock. In relation to the above board consent, the Company instructed its transfer agent to convert 33,840 shares of Preferred Series E into 2,256 shares of its common stock effective July 15, 2019.

Also on July 12, 2019, following the approval on July 12, 2019 of the Company’s Board and a majority of the shareholders of the Series I preferred stock, the Company filed a Certificate of Amendment to Certificate of Designations (the “Series I Certificate”) for the Company’s Series I preferred stock. The Series I Certificate had the effect of authorizing the Company’s Board to require the conversion of the Series I preferred stock into common stock of the Company at the then-applicable conversion ratio, without the approval of any holders of Series I preferred stock. In relation to the above board consent, the Company instructed its transfer agent to convert 500 shares of Preferred Series I into 333 shares of its common stock effective July 15, 2019.

Also on July 12, 2019, following the approval on July 12, 2019 of the Company’s Board and a majority of the shareholders of the Series L preferred stock, the Company filed a Certificate of Amendment to Certificate of Designations (the “Series L Certificate”) for the Company’s Series L preferred stock. The Series L Certificate had the effect of authorizing the Company’s Board to require the conversion of the Series L preferred stock into common stock of the Company at the then-applicable conversion ratio, without the approval of any holders of Series L preferred stock. In relation to the above board consent, the Company instructed its transfer agent to convert 10,000 shares of Preferred Series L into 25,000 shares of its common stock.

On July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series A Certificate”) for the Company’s Series A preferred stock, pursuant to which the Series A preferred stock was cancelled.

Also, on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series B Certificate”) for the Company’s Series B preferred stock, pursuant to which the Series B preferred stock was cancelled.

Also, on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series C Certificate”) for the Company’s Series C preferred stock, pursuant to which the Series C preferred stock was cancelled.

Also, on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series D Certificate”) for the Company’s Series D preferred stock, pursuant to which the Series D preferred stock was cancelled.

Also, on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series F Certificate”) for the Company’s Series F preferred stock, pursuant to which the Series F preferred stock was cancelled.

Also, on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series G Certificate”) for the Company’s Series G preferred stock, pursuant to which the Series G preferred stock was cancelled.

Also, on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series H Certificate”) for the Company’s Series H preferred stock, pursuant to which the Series H preferred stock was cancelled.

Also, on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series J Certificate”) for the Company’s Series J preferred stock, pursuant to which the Series J preferred stock was cancelled.

On July 18, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series E Certificate”) for the Company’s Series E preferred stock, pursuant to which the Series E preferred stock was cancelled.

Also on July 18, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series I Certificate”) for the Company’s Series I preferred stock, pursuant to which the Series I preferred stock was cancelled.

Also on July 18, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series L Certificate”) for the Company’s Series L preferred stock, pursuant to which the Series L preferred stock was cancelled.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 24, 2019, the Company filed a Certificate of Change (the “Certificate of Change”) with the Nevada Secretary of State. The Certificate of Change provides for (i) a 1-for-15 reverse split (the “Reverse Split”) of the Company’s common stock, $0.0001 par value per share, and the Company’s preferred stock, $0.0001 par value per share, (ii) a reduction in the number of authorized shares of common stock in direct proportion to the Reverse Split (i.e. from 750,000,000 shares to 50,000,000 shares), and (iii) a reduction in the number of authorized shares of preferred stock in direct proportion to the Reverse Split (i.e. from 50,000,000 shares to 3,333,333 shares). No fractional shares will be issued in connection with the Reverse Split. Stockholders who otherwise would be entitled to receive fractional shares of common stock or preferred stock, as the case may be, will have the number of post-Reverse Split shares to which they are entitled rounded up to the nearest whole number of shares. No stockholders will receive cash in lieu of fractional shares.

The Reverse Split and reductions in the number of authorized shares of common stock and preferred stock will not be effective until FINRA completes its review of the transactions.

On July 26, 2019, the Company and Orbital Merger Sub, Inc., a wholly owned subsidiary of the Company (“Orbital Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the parties agreed that, Orbital Sub will merge with and into the Company (the “Merger”), with the Company being the surviving corporation of the Merger. Also, on July 26, 2019, the Company filed articles of merger (“Articles of Merger”) with the Nevada Secretary of State. Pursuant to the Articles of Merger the Company’s name will be changed to Orbsat Corp. The Merger and the name change will not be effective until the review undertaken by the Financial Industry Regulatory Agency (“FINRA”) is completed.

Pursuant to the terms of the Merger Agreement, on and after the effective date of the Merger, (a) the Articles of Incorporation and Bylaws of the Company, as in effect on the date of the Merger Agreement, will continue to be the Articles of Incorporation and Bylaws of the surviving corporation, except for the change of corporate name, and (b) the persons serving as the Company’s directors and officers immediately prior to the effective date of the Merger will be the directors and officers, respectively, of the surviving corporation until their respective successors shall have been elected and shall have been duly qualified or until their earlier death, resignation or removal.

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

Recent Events

On April 30, 2019, the Company entered into a note exchange agreement totaling $168,270, with certain holders of its preferred stock. The note bears interest at 6% per annum and is due on the second anniversary of the issuance date. The Company has repaid $46,422 of the notes, leaving a balance of $121,848 as long-term notes payable. For the six months ended June 30, 2019, the Company recorded $1,329 interest in relation to the note.

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

On May 13, 2019 (the “Issue Date”), the Company entered into a Note Purchase Agreement (“NPA”) by and among the Company and the lenders set forth on the lender schedule to the NPA (the “Lenders”), as amended by that certain Amendment to Note Purchase Agreement (the “Amendment,” and, together with the NPA, the “Agreement”) by and among the Company and the Lenders. In total, pursuant to the Agreement, the Company issued an aggregate principal amount of $805,000 of its convertible promissory notes (the “Notes”).

The Notes bear interest at a rate of 6% per annum, simple interest, and mature on the third anniversary of the Issue Date. The holders of the Notes (the “Holders”) have an optional right of conversion. A Holder may elect to convert its Note, and all of the Indebtedness outstanding as of such time, into the number of fully paid and non-assessable shares of Common Stock (the “Conversion Shares”) as determined by dividing the Indebtedness by $0.10, subject to certain adjustments, but excluding adjustment for a reserve stock split of no more than 1:20 contemplated by the Company at the Issue Date. The optional right of conversion is subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion.

On May 14, 2019, the Company repaid an aggregate of $87,778, consisting of $65,000 for principal, additional $20,256 for pre-payment penalty and $2,522 for interest expense. The pre-payment penalty has been recorded as interest expense on the Company’s unaudited condensed consolidated statement of operations.

On May 20, 2019, following the approval on May 14, 2019, of the board of directors the Company and a majority of the shareholders of the Series E preferred stock, the Company filed an Amended and Restated Certificate of Designations for the Company’s Series E preferred stock. The amendments had the effect of changing the conversion rights such that the 9.99% blocker was eliminated.

On July 12, 2019, following the approval on July 12, 2019 of the board of the Company and a majority of the shareholders of the Series E preferred stock, the Company filed a Certificate of Amendment to Certificate of Designations (the “Series E Certificate”) for the Company’s Series E preferred stock. The Series E Certificate had the effect of authorizing the Company’s Board to require the conversion of the Series E preferred stock into common stock of the Company at the then-applicable conversion ratio, without the approval of any holders of Series E preferred stock.

Also on July 12, 2019, following the approval on July 12, 2019 of the Company’s Board and a majority of the shareholders of the Series I preferred stock, the Company filed a Certificate of Amendment to Certificate of Designations (the “Series I Certificate”) for the Company’s Series I preferred stock. The Series I Certificate had the effect of authorizing the Company’s Board to require the conversion of the Series I preferred stock into common stock of the Company at the then-applicable conversion ratio, without the approval of any holders of Series I preferred stock.

Also on July 12, 2019, following the approval on July 12, 2019 of the Company’s Board and a majority of the shareholders of the Series L preferred stock, the Company filed a Certificate of Amendment to Certificate of Designations (the “Series L Certificate”) for the Company’s Series L preferred stock. The Series L Certificate had the effect of authorizing the Company’s Board to require the conversion of the Series L preferred stock into common stock of the Company at the then-applicable conversion ratio, without the approval of any holders of Series L preferred stock.

On July 12, 2019 the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series A Certificate”) for the Company’s Series A preferred stock, pursuant to which the Series A preferred stock was cancelled.

Also on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series B Certificate”) for the Company’s Series B preferred stock, pursuant to which the Series B preferred stock was cancelled.

Also on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series C Certificate”) for the Company’s Series C preferred stock, pursuant to which the Series C preferred stock was cancelled.

Also on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series D Certificate”) for the Company’s Series D preferred stock, pursuant to which the Series D preferred stock was cancelled.

Also on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series F Certificate”) for the Company’s Series F preferred stock, pursuant to which the Series F preferred stock was cancelled.

Also on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series G Certificate”) for the Company’s Series G preferred stock, pursuant to which the Series G preferred stock was cancelled.

Also on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series H Certificate”) for the Company’s Series H preferred stock, pursuant to which the Series H preferred stock was cancelled.

Also on July 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series J Certificate”) for the Company’s Series J preferred stock, pursuant to which the Series J preferred stock was cancelled.

On July 18, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series E Certificate”) for the Company’s Series E preferred stock, pursuant to which the Series E preferred stock was cancelled.

Also on July 18, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series I Certificate”) for the Company’s Series I preferred stock, pursuant to which the Series I preferred stock was cancelled.

Also on July 18, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series L Certificate”) for the Company’s Series L preferred stock, pursuant to which the Series L preferred stock was cancelled.

On July 24, 2019, the Company filed a Certificate of Change (the “Certificate of Change”) with the Nevada Secretary of State. The Certificate of Change provides for (i) a 1-for-15 reverse split (the “Reverse Split”) of the Company’s common stock, $0.0001 par value per share, and the Company’s preferred stock, $0.0001 par value per share, (ii) a reduction in the number of authorized shares of common stock in direct proportion to the Reverse Split (i.e. from 750,000,000 shares to 50,000,000 shares), and (iii) a reduction in the number of authorized shares of preferred stock in direct proportion to the Reverse Split (i.e. from 50,000,000 shares to 3,333,333 shares). No fractional shares will be issued in connection with the Reverse Split. Stockholders who otherwise would be entitled to receive fractional shares of common stock or preferred stock, as the case may be, will have the number of post-Reverse Split shares to which they are entitled rounded up to the nearest whole number of shares. No stockholders will receive cash in lieu of fractional shares.

The Reverse Split and reductions in the number of authorized shares of common stock and preferred stock will not be effective until FINRA completes its review of the transactions.

On July 26, 2019, the Company and Orbital Merger Sub, Inc., a wholly owned subsidiary of the Company (“Orbital Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the parties agreed that, effective August 6, 2019, Orbital Sub will merge with and into the Company (the “Merger”), with the Company being the surviving corporation of the Merger. The Merger will not be effective, in any event, however, until the review undertaken by the Financial Industry Regulatory Agency (“FINRA”) is complete.

Pursuant to the terms of the Merger Agreement, on and after the effective date of the Merger, (a) the Articles of Incorporation and Bylaws of the Company, as in effect on the date of the Merger Agreement, will continue to be the Articles of Incorporation and Bylaws of the surviving corporation, except for the change of corporate name, and (b) the persons serving as the Company’s directors and officers immediately prior to the effective date of the Merger will be the directors and officers, respectively, of the surviving corporation until their respective successors shall have been elected and shall have been duly qualified or until their earlier death, resignation or removal.

On July 26, 2019, the Company filed articles of merger (“Articles of Merger”) with the Nevada Secretary of State. Pursuant to the Articles of Merger, effective August 6, 2019, Orbital Sub will merge with and into the Company, with the Company being the surviving corporation of the Merger. As a result of the Merger, the Company’s name will be changed to Orbsat Corp, effective August 6, 2019. The Merger and resulting name change will not be effective, in any event, however, until FINRA’s review is complete.

We had net cash used in operations of approximately $393,784 during the six months ended June 30, 2019. At June 30, 2019, we had negative working capital of approximately $130,497. Additionally, at June 30, 2019, we had an accumulated deficit of approximately $10,430,669 and stockholder’s equity of $1,319,799. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Results of Operations for the Three and Six Months Ended June 30, 2019 compared to the Three and Six Months Ended June 30, 2018

Revenue. Sales for the three and six months ended June 30, 2019, consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the three months ended June 30, 2019, revenues generated were approximately $1,409,010 compared to approximately $1,599,642 of revenues for the three months ended June 30, 2018, a decrease in total revenues of $190,632 or 11.9%. Total sales for Global Telesat Communications Ltd. were $1,056,772 for the three months ended June 30, 2019 as compared to $1,109,333 for the three months ended June 30, 2018, a decrease of $52,561 or 4.7%. Total sales for Orbital Satcom Corp. were $352,238 for the three months ended June 30, 2019 as compared to $490,309 for the three months ended June 30, 2018, a decrease of $138,071 or 28.2%. For the six months ended June 30, 2019, revenues generated were approximately $2,707,381 compared to approximately $3,267,580 of revenues for the six months ended June 30, 2018, a decrease in total revenues of $560,199 or 17.1%. Total sales for Global Telesat Communications Ltd. were $2,029,737 for the six months ended June 30, 2019 as compared to $2,252,866 for the six months ended June 30, 2018, a decrease of $223,129 or 9.9%. Total sales for Orbital Satcom Corp. were $677,643 for the six months ended June 30, 2019 as compared to $1,014,714 for the six months ended June 30, 2018, a decrease of $337,071 or 33.2%. The Company attributes the decreases in revenue to larger contracts awarded during the quarter of March 2018 and its inability to maintain inventory levels to support sales growth. The Company relied on its working capital for public company expenses, for an extended period of time, without additional funding resources, as it has had previously.

Cost of Sales. During the three months ended June 30, 2019, cost of revenues decreased to $1,134,901 compared to $1,243,569, for the three months ended June 30, 2018, a decrease of $108,668 or 8.7%. For the six months ended June 30, 2019, cost of revenues decreased to $2,187,343 compared to $2,532,411, for the six months ended June 30, 2018, a decrease of $345,068 or 13.6%. The decrease was a direct result of the reduction in sales for the period, as compared to the prior period in the previous year. We expect our cost of revenues as relative to sales growth to continue to increase during fiscal 2019 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross profit margins during the three months ended June 30, 2019 were 19.5% as compared to 22.3% for the comparable period in the prior year. Gross profit margins during the six months ended June 30, 2019 were 19.2% as compared to 22.5% for the comparable period in the prior year. The company had a decrease in phone sales which is a lower profit margin item offset by increases in higher margin product sales.

Operating Expenses. Total operating expenses for the three months ended June 30, 2019 were $644,231, an increase of $175,116 or 37.3%, from total operating expenses for the three months ended June 30, 2018 of $469,115. Total operating expenses for the six months ended June 30, 2019 were $1,126,962, an increase of $137,670 or 13.9%, from total operating expenses for the six months ended June 30, 2018 of $989,292. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $172,749 and $160,668 for the three months ended June 30, 2019 and 2018, respectively, an increase of $12,081 or 7.5%. For the six months ended June 30, 2019 and 2018, selling, general and administrative expenses were $311,752 and $315,660, respectively, a decrease of $3,908 or 1.2%. The fluctuations in the increase and decrease, for the three and six months ended June 30, 2019, are attributable to certain SG&A expenses that fluctuate with sales volatility, offset by an increase in travel and administrative expenses.

Salaries, wages and payroll taxes were $186,423 and $185,231, for the three months ended June 30, 2019 and 2018, respectively, an increase of $1,192, or 0.6%. For the six months ended June 30, 2019 and 2018, salaries wages and payroll taxes were $359,742 and $365,951, respectively, a decrease of $6,209 or 1.7%. The decrease is respective of an increase in staff on maternity leave, for the three and six months ended June 30, 2019.

Professional fees were $218,148 and $51,776 for the three months ended June 30, 2019 and 2018, respectively, an increase of $166,372, or 321.3%. For the six months ended June 30, 2019 and 2018, professional fees were $321,343 and $160,968, respectively, an increase of $160,375 or 99.6%. The increase during the three and six months ended June 30, 2019 as compared to the same period in 2018, was attributable to fees associated with; recapitalization of the Company through shares for notes exchange with the majority of its preferred shareholders that resulted in the elimination of outstanding preferred shares and the raising of $805,000 through the placement of new convertible notes.

Depreciation and amortization expenses were $66,911 and $71,440 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $4,529 or 6.3%. For the six months ended June 30, 2019 and 2018, depreciation and amortization were $134,125 and $146,713, respectively, a decrease of $12,588 or 8.6%. The decrease was primarily attributable to certain fixed assets being fully amortized, without any asset additions, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2019 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expenses were $16,745 compared to $10,578 during the three months ended June 30, 2019 and 2018, respectively, an increase of $6,167 or 58.3%. For the six months ended June 30, 2019 and 2018, total other expenses were $87,566 and $14,955, respectively, an increase of $72,611. For the six months ended June 30, 2019 and 2018, the increase is primarily attributable to foreign currency fluctuations and an increase in interest expense to $65,223 from $110.

Net Loss. We recorded net loss before income tax of $386,867 for the three months ended June 30, 2019 as compared to a net loss of $123,620, for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018 we recorded a net loss before income taxes of $694,490 and $269,078. The increase in the loss is a result of the factors as described above. For the three and six months ended June 30, 2019 and 2018, the company recorded income tax expense of $757 and $0, for its subsidiary in the United Kingdom, GTCL.

We recorded net loss after taxes of $387,624 for the three months ended June 30, 2019 as compared to a net loss of $123,620, for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, we recorded a net loss after taxes of $695,247 and $269,078.

Comprehensive Loss. We recorded a loss for foreign currency translation adjustments for the three months ended June 30, 2019 and 2018, of $218 and $12,127, respectively. For the six months ended June 30, 2019 and 2018, we recorded a loss for foreign currency translation adjustments of $399 and $7,127. The fluctuations of the increase/decrease are primarily attributed to the decrease recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2019, we had a cash balance of $330,451. Our working capital is a negative $130,497 at June 30, 2019.

Our current assets at June 30, 2019 increased by approximately 52.5% from December 31, 2018 and included cash, accounts receivable, prepaid expenses, unbilled revenue, inventory and other current assets.

Our current liabilities at June 30, 2019 increased by 15.6% from December 31, 2018 and included our accounts payable, due to related party, convertible note payable, derivative liabilities, deferred revenue and other liabilities in the ordinary course of our business.

At June 30, 2019, the Company had an accumulated deficit of approximately $10,430,669, negative working capital of approximately $130,497 and net loss of approximately $695,247 during the six months ended June 30, 2019. For the year ended December 31, 2018, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit of approximately $9,735,422, negative working capital of approximately $341,130 and net loss of approximately $1,194,706 during the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. We may need or want to raise additional funds in the future; however, these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2019 amounted to $393,784 and were primarily attributable to our net loss of $695,247, total amortization expense of $12,500 and depreciation of $121,625, amortization of discount on notes payable of $122,298, change in fair value of derivative liability of $69,677 gain on debt extinguishment of $134,677, long term debt issued for services of $113,000 and net change in assets and liabilities of $2,961, primarily attributable to an increase in accounts receivable of $6,441, an increase in inventory of $90,385, increase in prepaid expenses of 45,574, decrease in unbilled revenue of $19,024, an increase in other current assets of $64,455, increase in accounts payable of $178,382, an increase in deferred revenue of $5,786 and an increase in provision for income taxes of $702.

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

Investing Activities

Net cash flows used in investing activities were $21,146 and $21,805 for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and June 30, 2018, we purchased property and equipment of $21,146 and $21,805, respectively.

Financing Activities

Net cash flows provided by financing activities were $602,691 and $498,522 for the six months ended June 30, 2019 and 2018, respectively. Net cash flows provided by financing activities were $602,691 for the six months ended June 30, 2019 and were for proceeds from convertible notes payable of $757,000, repayments of convertible notes payable of $87,778, repayments of amounts owed to related parties of $20,109 and repayments of notes payable of $46,422. Net cash flows provided by financing activities for the six months ended June 30, 2018 were $498,522 and were for proceeds from sale of preferred stock for $500,000 which is offset by payments to related party of $1,478.

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2019, and the results of operations and cash flows for the three and six months ended June 30, 2019 have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of June 30, 2019, and December 31, 2018, there is an allowance for doubtful accounts of $0 and $448.

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

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this ASU be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This guidance is not expected to have a material impact upon our financial condition or results of operations.

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

Research and Development (“R&D”) expenses are charged to expense when incurred. The Company has consulting arrangements which are typically based upon a fee paid monthly or quarterly. Samples are purchased that are used in testing and are expensed when purchased. R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs. On February 19, 2015, the Company issued 6,667 of its common stock, par value $0.0001, at $7.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property, see Note 6 Intangible Assets. For the three and six months ended June 30, 2019 and 2018, there were no costs recorded for research and development, other than recurring development costs of the Company’s website.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2019, closing rate at 1.269800 US$: GBP, quarter average rate at 1,293793 US$: GBP and yearly average rate at 1.285336 US$: GBP, for the three and six months ended June 30, 2018 closing rate at 1.32080 US$: GBP, quarter average rate at 1.3203 US$: GBP and yearly average rate at 1.37595 US$: GBP, for the year ended 2018 closing rate at 1.274700 US$: GBP, yearly average rate at 1.296229 US$: GBP.

For the six months ended June 30, 2019, GTCL represented 75.0% of total company sales and as such, currency rate variances have an impact on results. For the six months ended June 30, 2019 the net effect on revenues were impacted positively by the differences in exchange rate from yearly average exchange rate of 1.37595 to 1.293793. Had the yearly average rate remained, sales would have been higher by $128,891. GTCL comparable sales in GBP, its home currency, decreased 4.2% or £68,489, from £1,637,317 to £1,568,828 for the six months ended June 30, 2019 as compared to June 30, 2018.

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

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company provides product warranties with varying lengths of time and terms. The product warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. The Company has historically experienced a low rate of product returns under the warranty program.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets as current liabilities. At June 30, 2019, we had deferred revenue of approximately $25,487. At December 31, 2018, we had deferred revenue of approximately $19,701.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2019 and December 31, 2018, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2019 to June 30, 2019:

Conversion feature derivative liability
Balance at January 1, 2019	-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Derivative Liability	(65,000)
Change in fair value included in earnings	(36,925)
Balance at June 30, 2019	$-

The current portion of the convertible notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings for the three months ended March 31, 2019. On May 14, 2019 due to the cash repayment any derivative liability recorded was reversed.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update have been be applied retrospectively to all periods presented. The Company adopted this standard on January 1, 2018 and did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, such as the repricing of share options, which would revalue those options and the accounting for the cancellation of an equity award whether a replacement award or other valuable consideration is issued in conjunction with the cancellation. If not, the cancellation is viewed as a replacement and not a modification, with a repurchase price of 0. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 and did not have a material impact on the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU are applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018, and interim periods within those periods.

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

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company does not have any leases that meet the criteria as established above. Should this change and the Company acquires a lease that meets this requirement, a modified retrospective transition approach would be required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We do not expect that this standard will have a material effect on our financial statements as the company has not recorded any lease obligations.

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

Under the supervision and with the participation of our management, we conducted an evaluation, as of June 30, 2019, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of June 30, 2019, our disclosure controls and procedures were ineffective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been actively addressing the evaluation and is pursuing upgrading its accounting software.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the six months ended June 30, 2019 that were not otherwise disclosed by us in a Current Report on Form 8-K.

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

Dated: August 14, 2019	ORBITAL TRACKING CORP.

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(principal executive officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

