Form 10-Q
period 2019-09-30
ORBSAT CORP
filed 2019-11-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 000-25097

ORBSAT CORP

(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18851 NE 29th Avenue, Suite 700 Aventura, FL	33180
(Address of principal executive offices	(Zip Code)

(305)-560-5355

Registrant’s telephone number, including area code

ORBITAL TRACKING CORP.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 14, 2019
Common Stock, $0.0001 par value	121,216

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three and nine months ended September 30, 2019 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$91,232	$142,888
Accounts receivable, net	245,441	170,526
Inventory	448,210	269,024
Unbilled revenue	67,993	87,080
Prepaid expenses	37,715	1,926
Other current assets	83,218	43,713
Total current assets	973,809	715,157

Property and equipment, net	1,384,884	1,519,845
Right of use	84,181	-
Intangible assets, net	181,250	200,000

Total assets	$2,624,124	$2,435,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,113,605	$874,466
Contract liabilities	45,057	19,701
Related party payable	18,171	39,027
Lease liabilities - current	27,087	-
Provision for income taxes	11,029	10,696
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,327,246	1,056,287

Long term liabilities:
Convertible debt, net of discount, unamortized, $702,906	102,094	-
Note payable	121,848	-
Lease liabilities – long term	54,479
Total Liabilities	1,605,767	1,056,287

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 3,333,333 shares authorized
Series A ($0.0001 par value; 0 and 1,333 shares authorized, and no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	-	-
Series B ($0.0001 par value; 0 and 2,000 shares authorized, 0 and 222 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively)	-	-
Series C ($0.0001 par value; 0 and 266,667 shares authorized, 0 and 127,578 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively)	-	13
Series D ($0.0001 par value; 0 and 333,333 shares authorized, 0 and 192,807 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively)	-	19
Series E ($0.0001 par value; 0 and 583,067 shares authorized, 0 and 344,947 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	-	34
Series F ($0.0001 par value; 0 and 73,333 shares authorized, 0 and 23,333 issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively)	-	2
Series G ($0.0001 par value; 0 and 672,667 shares authorized, 0 and 346,840 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	-	35
Series H ($0.0001 par value; 0 and 13,333 shares authorized, 0 and 916 issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively)	-	-
Series I ($0.0001 par value; 0 and 7,663 shares authorized, 0 and 3,274 issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively)	-	-
Series J ($0.0001 par value; 0 and 8,333 shares authorized, 0 and 4,313 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	-	-
Series K ($0.0001 par value; 0 and 83,333 shares authorized, 0 and 77,124 issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively)	-	8
Series L ($0.0001 par value; 0 and 6,667 shares authorized, 0 and 2,000 issued and outstanding as of September 30, 2019, and December 31, 2018, respectively)	-	-
Common Shares, $0.0001 par value; 50,000,000 shares authorized, 121,216 outstanding as of September 30, 2019 and 62,435 outstanding at December 31, 2018	12	6
Additional paid-in capital	11,757,027	11,120,193
Accumulated (deficit)	(10,731,617)	(9,735,423)
Accumulated other comprehensive (income) loss	(7,065)	(6,172)
Total stockholders’ equity	1,018,357	1,378,715

Total liabilities and stockholders’ equity	$2,624,124	$2,435,002

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHNSIVE LOSS

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net sales	$1,746,525	$1,386,927	$4,453,906	$4,654,507

Cost of sales	1,366,008	1,140,717	3,553,351	3,673,128

Gross profit	380,517	246,210	900,555	981,379

Operating expenses:
Selling and general administrative	210,600	162,038	522,352	477,698
Salaries, wages and payroll taxes	176,762	200,675	536,504	566,626
Stock based compensation	-	47,422	-	47,422
Professional fees	126,565	44,309	447,908	205,277
Depreciation and amortization	69,109	74,943	203,234	221,656
Total operating expenses	583,036	529,387	1,709,998	1,518,679

Loss before other expenses and income taxes	(202,519)	(283,177)	(809,443)	(537,300)

Other (income) expense
Change in fair value of derivative instruments, net	-	-	69,677	-
Gain on debt extinguishment	-	-	(134,677)	-
Interest earned	(812)	-	(1,576)	-
Interest expense	81,121	-	211,344	110
Foreign currency exchange rate variance	18,131	32,313	41,238	47,158
Total other expense	98,440	32,313	186,006	47,268

Net loss before income tax expense	$(300,959)	$(315,490)	$(995,449)	$(584,568)

Provision for income taxes	(12)	8,897	745	8,897

Net loss	(300,947)	(324,387)	(996,194)	(593,465)

Comprehensive Income:
Net loss	(300,947)	(324,387)	(996,194)	(593,465)
Foreign currency translation adjustments	(494)	(13,551)	(893)	(5,624)
Comprehensive loss	$(301,441)	$(337,938)	$(997,087)	$(599,089)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	119,876	62,435	91,359	48,924
Basic and diluted net (loss) per share	$(2.51)	$(5.20)	$(10.90)	$(12.13)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	-	$-	222	$-	127,578	$13

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	(123,526)	(12)
Preferred shares converted to common	-	-	(222)	-	(4,052)	(1)
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

For the Nine Months Ended September 30, 2018

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	-	$-	222	$-	127,578	$13

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-	-
Sale of Preferred Stock Series L
Stock based compensation for options granted
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2018	-	$-	222	$-	127,578	$13

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2019	-	$-	-	$-	-	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Common issued for post-split adjustments	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Exercise of options to common	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

For the Three Months Ended September 30, 2018

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2018		$-	222	$-	127,578	$13

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-

Balance, September 30, 2018	-	$-	222	$-	127,578	$13

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	192,807	$19	344,947	$34	23,333	$2

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Common issued for post-split adjustments	-	-	-	-	-	-
Preferred shares converted to note payable	(147,577)	(15)	-	-	-	-
Preferred shares converted to common	(45,230)	(4)	(344,947)	(34)	(23,333)	(2)
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	$-	$-

For the Nine Months Ended September 30, 2018

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	192,807	$19	344,947	$34	23,333	$2

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-

Balance, September 30, 2018	192,807	$19	344,947	$34	$23,333	$2

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2019	-	$-	2,256	$-	-	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Common issued for post-split adjustments	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	-	-
Preferred shares converted to common	-	-	(2,256)	-	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

For the Three Months Ended September 30, 2018

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2018	192,807	$19	344,947	$34	23,333	$2

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2018	192,807	$19	344,947	$34	23,333	$2

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019

	Preferred Stock – Series G		Preferred Stock – Series H		Preferred Stock – Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	346,840	$35	916	$-	3,274	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Common issued for post-split adjustments	-	-	-	-	-	-
Preferred shares converted to note payable	(346,840)	(35)	(916)	-	(3,274)	-
Preferred shares converted to common	-	-	-	-	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

For the Nine Months Ended September 30, 2018

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	346,840	$35	916	$-	3,274	$-

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2018	346,840	$35	916	$-	3,274	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019

	Preferred Stock – Series G		Preferred Stock – Series H		Preferred Stock – Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2019	-	$-	-	$-	33	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Common issued for post-split adjustments	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	(33)	-
Preferred shares converted to common	-	-	-	-	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

For the Three Months Ended September 30, 2018

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance June 30, 2018	346,840	$35	916	$-	3,274	$-

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	-	-	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2018	346,840	$35	916	$-	3,274	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	4,313	$-	77,124	$8	2,000	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Common issued for post-split adjustments	-	-	-	-	-	-
Preferred shares converted to note payable	(4,296)	-	(70,571)	(7)	(2,000)	-
Preferred shares converted to common	(17)	-	(6,553)	(1)	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

For the Nine Months Ended September 30, 2018

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	2,980	$-	77,124	$8	-	$-

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	1,333	-	-	-	-	-
Sale of Preferred Stock Series L	-	-	-	-	2,000	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2018	4,313	$-	77,124	$8	2,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019

	Preferred Stock - Series J		Preferred Stock - Series K		Preferred Stock - Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2019	-	$-	-	$-	667	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Common issued for post-split adjustments	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	(667)	-
Preferred shares converted to common	-	-	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

For the Three Months Ended September 30, 2018

	Preferred Stock - Series J		Preferred Stock - Series K		Preferred Stock - Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2018	2,980	$-	77,124	$8	-	$-

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Sale of Preferred Stock Series J	1,333	-	-	-	2,000	-
Sale of Preferred Stock Series L	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2018	4,313	$-	77,124	$8	2,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2018	62,435	$6	$11,120,193	$(9,735,423)

Beneficial conversion feature of convertible debt	-	-	805,000	-
Common issued for post-split adjustments	1,687	-	-	-
Preferred shares converted to note payable	-	-	(168,200)	-
Preferred shares converted to common	35,473	4	36	-
Exercise of options to common	21,621	2	(2)	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(996,194)

Balance, September 30, 2019	121,216	$12	$11,757,027	$(10,731,617)

For the Nine Months Ended September 30, 2018

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2017	62,435	$6	$10,400,564	$(8,540,715)

Imputed interest expense related to related party note payable issued for recapitalization	-	-	110	-
Sale of Preferred Stock Series J	-	-	200,000	-
Sale of Preferred Stock Series L	-	-	300,000	-
Stock based compensation for options granted	-	-	47,422	-
Preferred shares converted to common	-	-	-	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(593,465)

Balance, September 30, 2018	62,435	$6	$10,948,096	$(9,134,180)

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, June 30, 2019	117,689	$12	$11,757,027	$(10,430,670)

Beneficial conversion feature of convertible debt	-	-	-	-
Common issued for post-split adjustments	1,687	-	-	-
Preferred shares converted to note payable	-	-	-	-
Preferred shares converted to common	1,840	-	-	-
Exercise of options to common	-	-	-	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(300,947)

Balance, September 30, 2019	121,216	$12	$11,757,027	$(10,731,617)

For the Three Months Ended September 30, 2018

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, June 30, 2018	62,435	$6	$10,900,674	$(8,809,793)

Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-
Sale of Preferred Stock Series J				-
Sale of Preferred Stock Series L	-	-	-	-
Stock based compensation for options granted	-	-	47,422	-
Preferred shares converted to common		-	-	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(324,387)

Balance, September 30, 2018	62,435	$6	$10,948,096	$(9,134,180)

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2018	$(6,172)	$1,378,715

Beneficial conversion feature of convertible debt	-	805,000
Common issued for post-split adjustments	-	-
Preferred shares converted to note payable	-	(168,271)
Preferred shares converted to common	-	-
Exercise of options to common	-	-
Comprehensive loss	(893)	(893)
Net loss	-	(996,194)
Balance, September 30, 2019	$(7,065)	$1,018,357

For the Nine Months Ended September 30, 2018

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2017	$(400)	$1,859,566

Imputed interest expense related to related party note payable issued for recapitalization	-	110
Sale of Preferred Stock Series J	-	200,000
Sale of Preferred Stock Series L	-	300,000
Stock based compensation for options granted	-	47,422
Preferred shares converted to common		-
Comprehensive loss	(5,624)	(5,624)
Net loss	-	(593,465)
Balance, September 30, 2018	$(6,024)	$1,808,009

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance June 30, 2019	$(6,571)	$1,319,798

Beneficial conversion feature of convertible debt	-	-
Common issued for post-split adjustments	-	-
Preferred shares converted to note payable	-	-
Preferred shares converted to common	-	-
Exercise of options to common	-	-
Comprehensive loss	(494)	(494)
Net loss	-	(300,947)

Balance, September 30, 2019	$(7,065)	$1,018,357

For the Three Months Ended September 30, 2018

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance June 30, 2018	$(7,527)	$2,083,471

Imputed interest expense related to related party note payable issued for recapitalization	-	-
Sale of Preferred Stock Series J	-	-
Sale of Preferred Stock Series L	-	-
Stock based compensation for options granted	-	47,422
Preferred shares converted to common	-	-
Comprehensive income	1,503	1,503
Net loss	-	(324,387)

Balance, September 30, 2018	$(6,024)	$1,808,009

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(996,194)	$(593,465)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	184,484	202,906
Amortization of intangible asset	18,750	18,750
Amortization of right of use	2,196	-
Amortization of convertible debt, net	211,330	-
Stock based compensation	-	47,422
Provision for income tax expense	-	(1,091)
Change in fair value of derivative liabilities	69,677	-
Gain on debt extinguishment	(134,677)	-
Imputed interest	-	110
Convertible debt issued for services	113,000	-
Change in operating assets and liabilities:		-
Accounts receivable	(74,915)	104,850
Inventory	(179,186)	(142,234)
Unbilled revenue	19,087	12,008
Prepaid expense	(35,789)	82,454
Other current assets	(39,505)	(35,691)
Lease liabilities	(4,811)	-
Accounts payable and accrued liabilities	217,680	22,902
Provision for income taxes	333	-
Contract liabilities	25,356	(215,989)
Net cash used in operating activities	(603,183)	(497,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(51,414)	(31,019)
Net cash used in investing activities	(51,414)	(31,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	(20,856)	4,542
Repayments from note payable	(46,422)	-
Proceeds from sale of preferred stock	-	500,000
Proceeds of convertible debt	757,000	-
Repayments from convertible notes payable	(87,778)	-
Net cash provided by financing activities	601,944	504,542

Effect of exchange rate on cash	998	(6,332)

Net increase in cash	(51,656)	(29,877)
Cash beginning of period	142,888	233,326
Cash end of period	$91,232	$203,449

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$20,270	$-
Income tax	$-	$-
Non-cash adjustments during the period for
Beneficial conversion feature on convertible debt	$805,000	$-
Long term debt issued in exchange for preferred stock	$168,270	$-
Obtaining right of use asset for lease liability	$86,377	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of December 31, 2018 have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of Orbsat Corp F/K/A/ Orbital Tracking Corp. (the “Company”) for the year ended December 31, 2018, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. The consolidated balance sheet as of December 31, 2018 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the SEC for interim financial information. The condensed consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2019, and the results of operations and cash flows for the three and nine months ended September 30, 2019 have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

On March 8, 2018, our then-outstanding 140,224,577 shares of common stock were reduced by a reversed split for a ratio of 1 for 150, resulting in 936,519 shares of common stock issued and outstanding post-split. The number of authorized shares of our common stock were not reduced by the reverse stock split. Accordingly, the reverse stock split had the effect of creating additional unissued and unreserved shares of our common stock. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

Subsequently on August 19, 2019, FINRA approved a reverse split of our common stock at a ratio of 1 for 15, reducing our then outstanding 1,792,834 shares of common stock for a ratio of 1 for 15. The Company was required to issue an additional 1,687 shares for post-split adjustments resulting in 121,216 shares of common stock issued and outstanding post-split. The number of authorized shares all classes were also reduced with the same 1 for 15 ratio. As a result of the reverse split, our common stock now has the CUSIP number: 68557F100. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split. See Note 11 - Stockholders Equity.

Also, on August 19, 2019, we changed our name to “Orbsat Corp” from “Orbital Tracking Corp” pursuant to a merger with a newly formed wholly owned subsidiary.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Quarterly, an adjustment is made offsetting sales for any balance over 90 days, not yet collected in 120 days from the 90-day report date. Account balances deemed to be uncollectible offset sales after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2019, and December 31, 2018, there is an allowance for doubtful accounts of $1,626 and $448, respectively.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2019, closing rate at 1.228700 US$: GBP, quarter average rate at 1.232981 US$: GBP and yearly average rate at 1.273268 US$: GBP, for the three and nine months ended September 30, 2018 closing rate at 1.3036 US$: GBP, quarter average rate at 1.30281 US$: GBP and yearly average rate at 1.3513 US$: GBP, for the year ended 2018 closing rate at 1.274700 US$: GBP, yearly average rate at 1.296229 US$: GBP.

Revenue Recognition and Unearned Revenue

The Company recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty. Historically, the Company has not incurred significant expenses for warranties. Equipment sales which have been prepaid, before the goods are shipped are recorded as contract liabilities and once shipped is recognized as revenue. The Company also records as contract liabilities, certain annual plans for airtime, which are paid in advance. Once airtime services are incurred, they are recognized as revenue. Unbilled revenue is recognized for airtime plans whereby the customer is invoiced for its data usage the following month after services are incurred.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

Contract liabilities is shown separately in the condensed consolidated balance sheets as current liabilities. At September 30, 2019, we had contract liabilities of approximately $45,057. At December 31, 2018, we had contract liabilities of approximately $19,701.

Cost of Product Sales and Services

Cost of sales consists primarily of materials, airtime and overhead costs incurred internally and amounts incurred to contract manufacturers to produce our products, airtime and other implementation costs incurred to install our products and train customer personnel, and customer service and third-party original equipment manufacturer costs to provide continuing support to our customers. There are certain costs which are deferred and recorded as prepaids, until such revenue is recognized. Refer to revenue recognition above as to what constitutes contract liabilities.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the three and nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2019 and December 31, 2018, respectively.

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

Conversion feature derivative liability
Balance at January 1, 2019	-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Derivative Liability	(65,000)
Change in fair value included in earnings	(36,925)
Balance at September 30, 2019	$-

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

Pursuant to ASC Topic 718, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. Further, ASC Topic 718, provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, such as the repricing of share options, which would revalue those options and the accounting for the cancellation of an equity award whether a replacement award or other valuable consideration is issued in conjunction with the cancellation. If not, the cancellation is viewed as a replacement and not a modification, with a repurchase price of 0.

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

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases.  Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate.  Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.  For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term.  Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

The following are dilutive common stock equivalents during the period ended:

	September 30, 2019	September 30, 2018
Convertible preferred stock	-	147,649
Convertible notes payable (1)	8,050,000	-
Stock options	39,044	21,336
Stock warrants	4,000	4,000
Total	8,093,044	172,985

(1) 8,050,000 shares of our common stock issuable upon conversion of $805,000 of Convertible Notes Payable as of September 30, 2019, not accounting for 4.99% beneficial ownership limitations.

On April 30, 2019, the Company exchanged preferred shares to promissory notes and is treated as extinguishment of preferred shares. In accordance with ASC 260-10-S99, such extinguishment on preferred shares considered as redemptions of preferred shares and the difference between the fair value of the consideration and the carrying amount of the preferred shares will adjust the net income (loss) available to common stockholders in the calculation of earnings per shares. The following are the adjustment to the net income (loss) available to common stockholders during the period ended:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net loss	$(300,947)	$(324,387)	$(996,194)	$(593,465)
Preferred shares redemption adjustment	$-	$-	$201,924	$-
Net loss available to common shareholders	$-	$-	$(794,270)	$-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	119,876	62,435	91,359	48,294
Loss applicable to common shareholders per share	$(2.51)	$(5.20)	$(8.69)	$(12.13)

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three year lease for its UK office and warehouse for annual rent of £25,536 or GBP:USD using exchange rate close for liability of 1.2287 or $31,376. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At September 30, 2019, the Company had current and long-term operating lease liabilities of $27,087 and $54,479, respectively, and right of use assets of $84,181.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2019, the Company had an accumulated deficit of approximately $10,731,617, negative working capital of approximately $353,537 and net loss of approximately $996,194 during the nine months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The condensed consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At September 30, 2019 and December 31, 2018, inventories consisted of the following:

	September 30, 2019	December 31, 2018
Finished goods	$448,210	$269,024
Less reserve for obsolete inventory	-	-
Total	$448,210	$269,024

For the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $37,715 at September 30, 2019 and $1,926 at December 31, 2018, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Office furniture and fixtures	$77,511	$76,907
Computer equipment	47,580	30,678
Rental equipment	69,998	66,090
Appliques	2,160,096	2,160,096
Website development	25,780	23,061

Less accumulated depreciation	(996,081)	(836,987)

Total	$1,384,884	$1,519,845

Depreciation expense was $184,484 and $202,906 for the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, depreciation expense was $62,859 and $68,693, respectively.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

Amortization of customer contracts are included in depreciation and amortization. For the nine months ended September 30, 2019 and 2018, the Company amortized $18,750, respectively. For the three months ended September 30, 2019 and 2018, the Company amortized $6,250, respectively. Future amortization of intangible assets is as follows:

2019	6,250
2020	25,000
2021	25,000
2022	25,000
2023 and thereafter	50,000
Total	$131,250

On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. The design is in need of further enhancements, before the Company can include it in its existing product lines. Upon receipt of sufficient additional capital, the Company intends to complete the launch of its new tracking design.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$881,615	$625,157
Rental deposits	14,840	22,991
Customer deposits payable	40,159	37,099
Accrued interest	21,458	-
Accrued wages & payroll liabilities	5,708	14,807
Property tax payable	10,267	31,955
VAT liability & sales tax payable	36,978	47,875
Pre-merger accrued other liabilities	88,448	65,948
Accrued other liabilities	14,132	28,634
Total	$1,113,605	$874,466

NOTE 8 – NOTE EXCHANGE AGREEMENT

On April 30, 2019, the Company entered into a Shares for Note Exchange Agreement (each, an “Agreement” and collectively, the “Agreements”) with certain holders of the Company’s preferred stock (the “Converting Stockholders”). Pursuant to the terms of the Agreements, the Company agreed to exchange the preferred shares held by the respective Converting Stockholders for promissory notes as follows:

Series of Preferred Stock	No. of Converting Holders of Preferred Stock	Aggregate No. of Shares Held by Converting Stockholders	Aggregate Principal Amount of Notes into which Shares Converted
B	1	222	$11
C	1	123,526	$12,353
D	3	147,577	$29,516
E	—	—	$—
F	1	23,333	$233
G	2	346,840	$3,468
H	3	916	$916
I	3	3,241	$3,241
J	5	4,296	$42,961
K	7	70,571	$70,571
L	3	1,333	$5,000
	TOTAL:	721,855	$168,270

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

For the nine months ended September 30, 2019, the Company repaid $46,422 of the notes, leaving a balance of $121,848 as long-term notes payable. For the three and nine months ended September 30, 2019, the Company recorded interest in relation to the note of $1,843 and $3,065, respectively.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019 and 2018, outstanding balance of the current portion of convertible notes payable was $0.. For the nine months ended September 30, 2019 and 2018, we recorded interest expense in relation to this note payable of $87,779 and $0, which includes a $20,257 pre-payment penalty. For the three months ended September 30, 2019 and 2018, we recorded interest expense of $0.

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

The Notes bear interest at a rate of 6% per annum, simple interest, and mature on the third anniversary of the Issue Date (the “Maturity Date”), to the extent that the Notes and the principal amounts and any interest accrued thereunder (the “Indebtedness”) have not been converted into shares of common stock of the Company. Interest on the Notes will accrue on a simple interest, non-compounded basis and will be added to the principal amounts on the Maturity Date or such earlier date as may be due upon an Event of Default (as defined below), at which time all Indebtedness will be due and payable, unless earlier converted into Conversion Shares (as defined below). In the event that any amount due under the Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the Notes other than as required by the Agreement. The Notes are general, unsecured obligations of the Company. The proceeds of the Notes will be used to repay certain outstanding indebtedness of the Company and for general corporate purposes. For the three and nine months ended September 30, 2019, the Company recorded simple interest expense of $11,799 and $18,394, respectively.

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

In comparison to the fair market value of the common stock on May 14, 2019, and the fixed effective conversion rate of $0.10 per common share, the lesser amount of the conversion feature or debt was $805,000 and presented a beneficial conversion feature. Thus, the Company recorded a discount on the debt of $805,000 with a corresponding increase to additional paid in capital. For the three and nine months ended September 30, 2019, we amortized the discount on the debt, to interest expense of $67,573 and $102,094, resulting in a balance of unamortized discount notes payable of $702,906.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

Conversion feature derivative liability
Balance at January 1, 2019	-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Change in fair value included in earnings	32,752
Derivative liability reversed	(134,677)
Balance at September 30, 2019	$-

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2019
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

On July 24, 2019, the Company filed a Certificate of Change (the “Certificate of Change”) with the Nevada Secretary of State. The Certificate of Change provides for (i) a 1-for-15 reverse split (the “Reverse Split”) of the Company’s common stock, $0.0001 par value per share, and the Company’s preferred stock, $0.0001 par value per share, (ii) a reduction in the number of authorized shares of common stock in direct proportion to the Reverse Split (i.e. from 750,000,000 shares to 50,000,000 shares), and (iii) a reduction in the number of authorized shares of preferred stock in direct proportion to the Reverse Split (i.e. from 50,000,000 shares to 3,333,333 shares). No fractional shares will be issued in connection with the Reverse Split. Stockholders who otherwise would be entitled to receive fractional shares of common stock or preferred stock, as the case may be, will have the number of post-Reverse Split shares to which they are entitled rounded up to the nearest whole number of shares. No stockholders will receive cash in lieu of fractional shares. The Reverse Split was approved by FINRA on August 19, 2019.

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share, as of September 30, 2019.

Preferred Stock

As of September 30, 2019, there were 3,333,333 shares of Preferred Stock authorized.

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

On May 20, 2019, following the approval on May 14, 2019, of the board of directors the Company and a majority of the shareholders of the Series E preferred stock, the Company filed an Amended and Restated Certificate of Designations for the Company’s Series E preferred stock. The amendments had the effect of changing the conversion rights such that the 9.99% blocker was eliminated

On July 12, 2019, pursuant to the approval of our board of directors and a majority of the shareholders in each class, we amended the Certificates of Designation for our Series E, I and L Preferred Stock. The amendments had the effect of authorizing the Company’s Board to require the conversion of the Series E, I and L preferred stock into common stock of the Company at the then-applicable conversion ratio, without the approval of any holders of Series E, I and L preferred stock.

Also on July 12, 2019, the Company filed Certificates of Withdrawal of Certificate of Designations for the Company’s Series A, B, C, D, F, G, H and J preferred stock, pursuant to which the Series A, B, C, D, F, G, H and J preferred stock was cancelled.

On July 15, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series K Certificate”) for the Company’s Series K preferred stock, pursuant to which the Series K preferred stock was cancelled.

On July 18, 2019, the Company filed Certificates of Withdrawal of Designations for the Company’s Series E, I and L preferred stock, pursuant to which the Series E, I and L preferred stock was cancelled.

As of September 30, 2019, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L convertible preferred stock authorized, and no shares issued and outstanding.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of September 30, 2019, there were 50,000,000 shares of common stock authorized and 121,216 shares issued and outstanding.

Stock Options

2018 Incentive Plan

On June 14, 2018, our Board of Directors approved the 2018 Incentive Plan (the “Plan”). The 2014 Equity Incentive Plan was closed and superseded by the 2018 Incentive Plan. The purpose of the Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. An Award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any Related Company that; are not in connection with the offer and sale of the Company’s securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s securities. The Plan shall be administered by the Board or its Compensation Committee and may grant Options designated as Incentive Stock Options or Nonqualified Stock Options. The Plan provides that up to a maximum of 66,667 shares of the Company’s common stock (subject to adjustment) are available for issuance under the Plan. Subject to earlier termination in accordance with the terms of the Plan and the instrument evidencing the Option, the maximum term of an Incentive Stock Option shall not exceed ten years, and in the case of an Incentive Stock Option granted to a Ten Percent Stockholder, shall not exceed five years. Any portion of an Option that is not vested and exercisable on the date of a Participant’s Termination of Service shall expire on such date. In the event of a Change in Control; all outstanding Awards, other than Performance Shares and Performance Units, shall become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions shall lapse, immediately prior to the Change in Control and shall terminate at the effective time of the Change in Control; provided, however, that with respect to a Change in Control that is a Company Transaction, such Awards shall become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions shall lapse, only if and to the extent such Awards are not converted, assumed or replaced by the Successor Company.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

On June 14, 2018, we issued 18,333 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $22.50 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $24.00, vest in equal quarterly installments starting July 1, 2018 over the next two years and expire on July 1, 2021. For the year ended December 31, 2018, the amount of vested options was 4,583. On July 1, 2018, 2,292 options were fully vested and valued on the vesting date at approximately $20.70 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: strike price of 22.50 stock price of $20.70 per share (based on the market price at close on July 1, 2018) volatility of 718%, expected term of 3 years, and a risk-free interest rate of 2.69%. On October 1, 2018, an additional 2,292 options were fully vested and valued on the vesting date at approximately $20.70 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: stock price of $20.70 per share (based on the market price close at grant date on June 14, 2018) volatility of 607%, expected term of 3 years, and a risk-free interest rate of 2.64%. In reference to this grant, the company recorded stock-based compensation of $81,698 for the year ended December 31, 2018.

On December 18, 2018, the Company cancelled the unvested portion of options previously granted on June 14, 2018, under the 2018 Incentive Plan totaling 13,750. The grants cancelled will be returned to the Plan.

The number of options cancelled to our officers and directors were as follows:

David Phipps, President, CEO, and Director	(5,000)
Theresa Carlise, CFO	(2,500)
Hector Delgado, Director	(1,250)

In addition, we cancelled options to purchase a total of (5,000) shares to two key employees.

On December 18, 2018, we issued 55,417 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $2.25 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $2.55, are fully vested and expire on December 17, 2023. The options were valued on the grant date at approximately $2.25 per option or a total of $124,674 using a Black-Scholes option pricing model with the following assumptions: strike price of $2.25 stock price of $2.25 per share (based on the market price at close on December 17, 2018) volatility of 773%, expected term of 5 years, and a risk-free interest rate of 2.69%.

On January 18, 2019, David Phipps exercised 21,667 options via a cashless exercise. Additionally, on January 18, 2019, two employees exercised 18,333 options through a cashless exercise. The Company withheld newly acquired shares pursuant to the exercise of the Option. The amount of common stock issued is calculated by using [Number of Options Exercising] minus [Exercise Price] * [Number of Options Exercising] divided by [Prior Close OSAT Market Price]. As a result of the exercise 21,619 shares of common stock were issued.

	Options Exercised	Exercise Price	Market Price	Shares withheld as Payment	Common Stock Issued
David Phipps	21,667	$2.55	$5.25	10,524	11,143
Other	18,333	$2.25	$5.25	7,857	10,476
	40,000			18,381	21,619

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options Issued Outside of Plan

On February 19, 2015, the Company issued to Mr. Rector, the former Chief Executive Officer, Chief Financial Officer and director of the Company, a seven-year option to purchase 956 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $112.50 per share, were fully vested on the date of grant and shall expire in February 2022. The 956 options were valued on the grant date at approximately $112.50 per option or a total of $107,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $112.50 per share (based on the sale of common stock in a private placement), volatility of 380%, expected term of 7 years, and a risk-free interest rate of 1.58%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2015 of $107,500, respectively.

On December 28, 2015, the Company issued Ms. Carlise, Chief Financial Officer, a ten-year option to purchase 222 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $112.50 per share, were fully vested on the date of grant and shall expire in December 2025. The 222 options were valued on the grant date at approximately $2,925.29 per option or a total of $650,000 using a Black-Scholes option pricing model with the following assumptions: stock price of 2,925.29 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk-free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2015 of $650,000, respectively.

Also, on December 28, 2015, the Company issued Mr. Delgado, its Director, a ten-year option to purchase 89 shares of common stock as compensation for services provided to the Company. The options have an exercise price of $112.50 per share, were fully vested on the date of grant and shall expire in December 2025. The 89 options were valued on the grant date at approximately $2,925.73 per option or a total of $260,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $2,925.73 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 992%, expected term of 10 years, and a risk-free interest rate of 1.05%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2015 of $260,000, respectively.

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 4,444 shares of common stock. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $122.50 per share, vest immediately, and have a term of ten years. The 4,444 options were valued on the grant date at approximately $42.75 per option or a total of $190,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $42.75 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 872%, expected term of 10 years, and a risk-free interest rate of 1.0500%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2016 of $190,000, respectively.

On May 26, 2017, the Company issued 2,222 options to Mr. Phipps, 1,667 options to Theresa Carlise, 556 options to Hector Delgado, its Director and 8,889 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $122.50 per share, vest immediately, and have a term of ten years. The 13,333 options were valued on the grant date at approximately $45.00 per option or a total of $600,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $45.00 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, for the years ended December 31, 2017, the Company recorded stock-based compensation of $600,000.

For the three and nine months ended September 30, 2019, the Company recorded no stock-based compensation, respectively. For the year ended December 31, 2018 the Company recorded $219,518 stock-based compensation.

Stock options outstanding at September 30, 2019, as disclosed in the below table, have approximately $127,283 of intrinsic value at the end of the period.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2019	79,044	$8.40	5.56
Granted
Exercised	(40,000)	2.41	4.72
Forfeited
Cancelled	-	$-	-
Balance outstanding at September 30, 2019	39,044	17.49	5.41
Options exercisable at September 30, 2019	39,044

A summary of the status of the Company’s outstanding warrants and changes during the nine months ended September 30, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2019	4,000	$4	2.37
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at September 30, 2019	4,000	$4	1.62

As of September 30, 2019, and December 31, 2018, there were 4,000 warrants outstanding, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company entered into a note for $122,536 from the Company’s Chief Executive Officer as part of the Share Exchange Agreement on February 15, 2015. On May 11, 2018, the balance of $5,768, was paid in full. As of September 30, 2019, the accounts payable due to related party includes; advances for inventory and services due to David Phipps of $18,171. Total payments due to David Phipps as of September 30, 2019 and December 31, 2018 are $18,171 and $39,027, respectively. Those related party payable are non-interest bearing and due on demand.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaling $46,116 and $54,803 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

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

Consulting Agreements

On May 13, 2019, the Company entered into two consulting agreements (each, a “Consulting Agreement” and together, the “Consulting Agreements”) with unrelated third parties to provide capital raising advisory services and business growth and development services, each for a term of nine months. In exchange for such services, each consultant will receive (i) a Note in the amount of $44,000 issued pursuant to the Agreement, (ii) a Note in the amount of $12,500 with a maturity of three years bearing interest at a rate of 6% per annum with an optional right of conversion, (iii) payment of a retainer ranging from $10,000 to $30,000, and (iv) monthly payments ranging from $5,000 to $10,000 for nine months. On August 29, 2019, one of the consulting agreements was extended for another three months to expire on February 13, 2020 and the other was extended on September 1, 2019 for another two months to expire on January 13, 2020.

Lease Agreement

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England for £2,128 per month, or $2,710 per month at the yearly average conversion rate of 1.273268, or $2,615 using exchange rate close at September 30, 2019 of 1.2287. The lease has been renewed until July 23, 2022.

Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not have any leases classified as financing leases.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities during the three months ended September 30, 2019 was 6.00%, derived from borrowing rate, as obtained from the Company’s current lenders.  Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of September 30, 2019, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

At September 30, 2019, the Company had current and long-term operating lease liabilities of $27,087 and $54,479, respectively, and right of use assets of $84,181.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Minimum
Lease
Years Ending December 31,	Payment
Remainder of 2019	$8
2020	31
2021	31
2022	18
Total undiscounted future non-cancelable minimum lease payments	88
Less: Imputed interest	-
Present value of lease liabilities	$88
Weighted average remaining term	2.8

In the Company's financial statements for periods prior to January 1, 2019, the Company accounts for leases under ASC 840, and provides for rent expense on a straight-line basis over the lease terms. Net rent expense for the three and nine months ended September 30, 2019 was $6,286 and $23,214, respectively.

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

NOTE 14 - CONCENTRATIONS

Customers:

Amazon accounted for 57.6% and 42.7% of the Company’s revenues during the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, Amazon accounted for 63.6% and 50.7% of the Company’s revenues. No other customer accounted for 10% or more of the Company’s revenues for either period.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2019 and 2018.

	September 30, 2019		September 30, 2018

Globalstar Europe	$435,741	13.4%	$375,148	10.8%
Garmin	$490,564	15.1%	$479,717	13.8%
Network Innovations	$1,032,647	31.8%	$1,452,677	41.7%
Cygnus Telecom	$402,455	12.4%	$385,944	11.1%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended September 30, 2019 and 2018.

	September 30, 2019		September 30, 2018

Globalstar Europe	$133,104	12.8%	$103,899	7.3%
Garmin	$188,383	18.1%	$162,225	11.3%
Network Innovations	$385,204	36.9%	$789,639	55.2%
Cygnus Telecom	$125,420	12.0%	$157,382	11.0%

Geographic:

The following table sets forth revenue as to each geographic location, for the nine months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018

Europe	$3,216,613	72.2%	$3,143,416	67.5%
North America	816,699	18.3%	1,074,032	23.1%
South America	33,841	0.8%	149,228	3.2%
Asia	312,848	7.0%	195,175	4.2%
Australia & Oceanic	35,912	0.8%	46,738	1.0%
Africa	37,994	0.9%	45,918	1.0%
	$4,453,906		$4,654,507

The following table sets forth revenue as to each geographic location, for the three months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018

Europe	$1,132,882	64.9%	$950,294	68.5%
North America	479,463	27.5%	316,545	22.8%
South America	13,131	0.8%	32,641	2.4%
Asia	100,380	5.7%	61,962	4.5%
Australia & Oceanic	12,141	0.7%	14,203	1.0%
Africa	8,528	0.5%	11,282	0.8%
	$1,746,525		$1,386,927

NOTE 15 - SUBSEQUENT EVENTS

On October 9, 2019, Orbital Satcom Corp., entered into a loan agreement for $29,000, with Amazon. The one-year term loan is paid monthly, has an interest rate of 9.72%, with late payment penalty interest of 11.72%.

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including the annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019, and the Company’s subsequent public filings with the SEC.

Corporate Information

The Company is a distributor, developer and reseller of satellite enabled communications hardware. It provides products, airtime and related services to customers located both in the United States and internationally through its subsidiaries, U.S.-based Orbital Satcom Corp. (“Orbital Satcom”), and UK-based Global Telesat Communications Limited (“GTCL”). We sell equipment and airtime for use on all major satellite networks, including Globalstar, Inmarsat, Iridium and Thuraya. We specialize in offering a range of satellite enabled personal and asset tracking products and provide an advanced mapping portal for customers using our range of GSM and satellite-based GPS tracking devices. Additionally, we operate a short-term rental service for customers who require use of our equipment for a limited time without the up-front expense of purchasing hardware. Our acquisition of GTCL in February 2015 expanded our global satellite-based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts which entitle us to transmit GPS tracking coordinates and other information at preferential rates through one of the world’s largest commercial satellite networks. We now have a physical or storefront presence in more than 10 countries and have in excess of 35,000 customers located in almost 160 countries across every continent in the world. Our customers include businesses, U.S. and foreign governments, non-governmental and charitable organizations, military users, resellers and private individuals located all over the world.

Recent Events

On January 14, 2019, the Company entered into a convertible note payable in the amount of $65,000. The note bears interest at 12% per annum and is due one year from the date of issue. Beginning 180 days from the issue date, the Note is convertible to our common stock at a price equal to 61% of the Market Price, which is defined as the lowest trading price for our common stock during the 15 trading days prior to the conversion notice. The Note may be pre-paid at a premium for the first 150 days after issue, with the pre-payment amount ranging from 115% of the balance to 140% of the balance. After 150 days from issue, pre-payment of the Note is not allowed.

On April 30, 2019, the Company entered into a note exchange agreement totaling $168,270, with certain holders of its preferred stock. The note bears interest at 6% per annum and is due on the second anniversary of the issuance date. The Company has repaid $46,422 of the notes, leaving a balance of $121,848 as long-term notes payable. For the three and nine months ended September 30, 2019, the Company recorded interest in relation to the note of $1,843 and $3,065, respectively

On May 13, 2019, the Company entered into two consulting agreements (each, a “Consulting Agreement” and together, the “Consulting Agreements”) with unrelated third parties to provide capital raising advisory services and business growth and development services, each for a term of nine months. In exchange for such services, each consultant will receive (i) a Note in the amount of $44,000 issued pursuant to the Agreement, (ii) a Note in the amount of $12,500 with a maturity of three years bearing interest at a rate of 6% per annum with an optional right of conversion, (iii) payment of a retainer ranging from $10,000 to $30,000, and (iv) monthly payments ranging from $5,000 to $10,000 for nine months. On August 29, 2019, one of the consulting agreements was extended for another three months to expire on February 13, 2020 and the other was extended on September 1, 2019 for another two months to expire on January 13, 2020.

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

On July 12, 2019, pursuant to the approval of our board of directors and a majority of the shareholders in each class, we amended the Certificates of Designation for our Series E, I and L Preferred Stock. The amendments had the effect of authorizing the Company’s Board to require the conversion of the Series E, I and L preferred stock into common stock of the Company at the then-applicable conversion ratio, without the approval of any holders of Series E, I and L preferred stock.

Also on July 12, 2019, the Company filed Certificates of Withdrawal of Certificate of Designations for the Company’s Series A, B, C, D, F, G, H and J preferred stock, pursuant to which the Series A, B, C, D, F, G, H and J preferred stock was cancelled.

On July 15, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designations (the “Series K Certificate”) for the Company’s Series K preferred stock, pursuant to which the Series K preferred stock was cancelled.

On July 18, 2019, the Company filed Certificates of Withdrawal of Designations for the Company’s Series E, I and L preferred stock, pursuant to which the Series E, I and L preferred stock was cancelled.

As of September 30, 2019, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L Convertible Preferred Stock authorized, and no shares issued and outstanding.

On July 24, 2019, the Company filed a Certificate of Change (the “Certificate of Change”) with the Nevada Secretary of State. The Certificate of Change provides for (i) a 1-for-15 reverse split (the “Reverse Split”) of the Company’s common stock, $0.0001 par value per share, and the Company’s preferred stock, $0.0001 par value per share, (ii) a reduction in the number of authorized shares of common stock in direct proportion to the Reverse Split (i.e. from 750,000,000 shares to 50,000,000 shares), and (iii) a reduction in the number of authorized shares of preferred stock in direct proportion to the Reverse Split (i.e. from 50,000,000 shares to 3,333,333 shares). No fractional shares will be issued in connection with the Reverse Split. Stockholders who otherwise would be entitled to receive fractional shares of common stock or preferred stock, as the case may be, will have the number of post-Reverse Split shares to which they are entitled rounded up to the nearest whole number of shares. No stockholders will receive cash in lieu of fractional shares. On August 19, 2019, the Reverse Split and reductions in the number of authorized shares of common stock and preferred stock were approved by the Financial Industry Regulatory Agency (“FINRA”).

On July 26, 2019, the Company and Orbital Merger Sub, Inc., a wholly owned subsidiary of the Company (“Orbital Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the parties agreed that, effective August 6, 2019, Orbital Sub will merge with and into the Company (the “Merger”), with the Company being the surviving corporation of the Merger. As a result of the Merger, the Company’s name changed to Orbsat Corp, effective August 6, 2019, which change was approved, on August 19, 2019 by FINRA.

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

We had net cash used in operations of approximately $603,183 during the nine months ended September 30, 2019. At September 30, 2019, we had negative working capital of approximately $353,537. Additionally, at September 30, 2019, we had an accumulated deficit of approximately $10,731,617 and stockholder’s equity of $1,018,357. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Results of Operations for the Three and Nine Months Ended September 30, 2019 compared to the Three and Nine Months Ended September 30, 2018

Revenue. Sales for the three and nine months ended September 30, 2019, consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the three months ended September 30, 2019, revenues generated were approximately $1,746,525 compared to approximately $1,386,927 of revenues for the three months ended September 30, 2018, an increase in total revenues of $359,598 or 25.9%. Total sales for Global Telesat Communications Ltd. were $1,103,619 for the three months ended September 30, 2019 as compared to $949,310 for the three months ended September 30, 2018, an increase of $154,309 or 16.3%. Total sales for Orbital Satcom Corp. were $642,906 for the three months ended September 30, 2019 as compared to $437,617 for the three months ended September 30, 2018, an increase of $205,289 or 46.9%. For the nine months ended September 30, 2019, revenues generated were approximately $4,453,906 compared to approximately $4,654,507 of revenues for the nine months ended September 30, 2018, a decrease in total revenues of $200,601 or 4.3%. Total sales for Global Telesat Communications Ltd. were $3,128,211 for the nine months ended September 30, 2019 as compared to $3,202,987 for the nine months ended September 30, 2018, a decrease of $74,777 or 2.3%. Total sales for Orbital Satcom Corp. were $1,325,695 for the nine months ended September 30, 2019 as compared to $1,451,520 for the nine months ended September 30, 2018, a decrease of $125,825 or 8.7%. The Company attributes the increases in revenue to new product lines and significant increases in US Amazon sales, offset by the decrease in exchange rates from GBP:USD.

Cost of Sales. During the three months ended September 30, 2019, cost of revenues increased to $1,366,008 compared to $1,140,717, for the three months ended September 30, 2018, an increase of $225,291 or 19.8%. For the nine months ended September 30, 2019, cost of revenues decreased to $3,553,351 compared to $3,673,128, for the nine months ended September 30, 2018, a decrease of $119,777 or 3.3%. Gross profit margins during the three months ended September 30, 2019 were 21.8% as compared to 17.8% for the comparable period in the prior year. Gross profit margins during the nine months ended September 30, 2019 were 20.2% as compared to 21.1% for the comparable period in the prior year. As indicated by the results for the quarter, our sales margins have been stronger. However, we cannot be certain that we can maintain the increase. We expect our cost of revenues as compared with sales growth to continue to increase during fiscal 2019 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, to the extent costs will so increase, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended September 30, 2019 were $583,036, an increase of $53,649 or 10.1%, from total operating expenses for the three months ended September 30, 2018 of $529,387. Total operating expenses for the nine months ended September 30, 2019 were $1,709,998, an increase of $191,319 or 12.6%, from total operating expenses for the nine months ended September 30, 2018 of $1,518,679. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $210,600 and $162,038 for the three months ended September 30, 2019 and 2018, respectively, an increase of $48,562 or 30.0%. For the nine months ended September 30, 2019 and 2018, selling, general and administrative expenses were $522,352 and $477,698, respectively, an increase of $44,654 or 9.4%. The fluctuations in the increase, for the three and nine months ended September 30, 2019, are attributable to certain SG&A expenses that fluctuate with sales volatility, increase in Amazon fees as a percentage of sales of 0.9% or $40,085, as well as, an increase in travel and administrative expenses.

Salaries, wages and payroll taxes were $176,762 and $200,675, for the three months ended September 30, 2019 and 2018, respectively, a decrease of $23,913, or 11.9%. For the nine months ended September 30, 2019 and 2018, salaries wages and payroll taxes were $536,504 and $566,626, respectively, a decrease of $30,122 or 5.3%. The decrease is respective of an increase in staff on maternity leave, resulting in more part time employees, for the three and nine months ended September 30, 2019.

Stock based compensation were $0 and $47,222, for the three and nine months ended September 30, 2019 and 2018, respectively. There have been no options granted to employees in the current year as compared to the prior year.

Professional fees were $126,565 and $44,309 for the three months ended September 30, 2019 and 2018, respectively, an increase of $82,256, or 185.6%. For the nine months ended September 30, 2019 and 2018, professional fees were $447,908 and $205,277, respectively, an increase of $242,631 or 118.2%. The increase during the three and nine months ended September 30, 2019 as compared to the same period in 2018, is attributable to fees associated with; recapitalization of the Company and the raising of $805,000 through the private placement of convertible notes.

Depreciation and amortization expenses were $69,109 and $74,943 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $5,834 or 7.8%. For the nine months ended September 30, 2019 and 2018, depreciation and amortization were $203,234 and $221,656, respectively, a decrease of $18,422 or 8.3%. The decrease was primarily attributable to certain fixed assets being fully amortized, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2019 and beyond as we expand our operations and begin generating additional revenues under our current business. Similarly, we are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expenses were $98,440 compared to $32,313 during the three months ended September 30, 2019 and 2018, respectively, an increase of $66,127 or 204.7%. For the nine months ended September 30, 2019 and 2018, total other expenses were $186,006 and $47,268, respectively, an increase of $138,738. For the nine months ended September 30, 2019 and 2018, the increase of $138,738, is primarily attributable to an increase in interest expense.

Net Loss. We recorded net loss before income tax of $300,959 for the three months ended September 30, 2019 as compared to a net loss of $315,490, for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018 we recorded a net loss before income taxes of $995,449 and $584,568. The increase in the loss is a result of the factors as described above. For the nine months ended September 30, 2019 and 2018, the company recorded income tax expense of $745 and $8,897, for its subsidiary in the United Kingdom, GTCL.

We recorded net loss after taxes of $300,947 for the three months ended September 30, 2019 as compared to a net loss of $324,387, for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, we recorded a net loss after taxes of $996,194 and $593,465.

Comprehensive Loss. We recorded a loss for foreign currency translation adjustments for the three months ended September 30, 2019 and 2018, of $494 and $13,551, respectively. For the nine months ended September 30, 2019 and 2018, we recorded a loss for foreign currency translation adjustments of $893 and $5,624. The fluctuations of the increase/decrease are primarily attributed to the decrease recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2019, we had a cash balance of $91,232. Our working capital is a negative $353,537 at September 30, 2019.

Our current assets at September 30, 2019 increased by approximately 36.2% from December 31, 2018 and included cash, accounts receivable, prepaid expenses, unbilled revenue, right of use, inventory and other current assets.

Our current liabilities at September 30, 2019 increased by 25.7% from December 31, 2018 and included our accounts payable, due to related party, provision for income taxes, contract liabilities, lease liabilities and other liabilities in the ordinary course of our business.

At September 30, 2019, the Company had an accumulated deficit of approximately $10,731,617, negative working capital of approximately $353,537 and net loss of approximately $996,194 during the nine months ended September 30, 2019. For the year ended December 31, 2018, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit of approximately $9,735,422, negative working capital of approximately $341,130 and net loss of approximately $1,194,706 during the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. We may need or want to raise additional funds in the future; however, these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2019 amounted to $603,183 and were primarily attributable to our net loss of $996,194, total amortization expense of $18,750 and depreciation of $184,484, amortization of discount on debt of $211,330, change in fair value of derivative liability of $69,677, amortization of right of use of $2,196, gain on debt extinguishment of $134,677, long term debt issued for services of $113,000 and net change in assets and liabilities of $66,939, primarily attributable to an increase in accounts receivable of $74,915, an increase in inventory of $179,186, increase in prepaid expenses of $35,789, decrease in unbilled revenue of $19,087, an increase in other current assets of $39,505, increase in accounts payable of $217,680, an increase in contract liabilities of $25,356, decrease in lease liabilities of $4,811 and an increase in provision for income taxes of $333.

Net cash flows used in operating activities for the nine months ended September 30, 2018 amounted to $497,068 and were primarily attributable to our net loss of $593,465, total amortization expense of $18,750, depreciation of $202,906, stock based compensation of $47,422, decrease in provision for income tax $1,091, imputed interest of $110 and net change in assets and liabilities of $171,700, primarily attributable to a decrease in accounts receivable of $104,850, an increase in inventory of $142,234, decrease in unbilled revenue of $12,008, decrease in prepaid expense of $82,454, an increase in other current assets of $35,691, increase in accounts payable of $22,902 and a decrease in contract liabilities of $215,989.

Investing Activities

Net cash flows used in investing activities were $51,414 and $31,019 for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and September 30, 2018, we purchased property and equipment of $51,414 and $31,019, respectively.

Financing Activities

Net cash flows provided by financing activities were $601,944 and $504,542 for the nine months ended September 30, 2019 and 2018, respectively. Net cash flows provided by financing activities were $601,944 for the nine months ended September 30, 2019 and were for proceeds from convertible notes payable of $757,000, repayments of convertible notes payable of $87,778, repayments of amounts owed to related parties of $20,856 and repayments of notes payable of $46,422. Net cash flows provided by financing activities for the nine months ended September 30, 2018 were $504,542 and were for proceeds from sale of preferred stock for $500,000 which is offset by payments to related party of $4,542.

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2019, and the results of operations and cash flows for the three and nine months ended September 30, 2019 have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable. As of September 30, 2019, and December 31, 2018, there is an allowance for doubtful accounts of $1,626 and $448.

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

Research and Development (“R&D”) expenses are charged to expense when incurred. The Company has consulting arrangements which are typically based upon a fee paid monthly or quarterly. Samples are purchased that are used in testing and are expensed when purchased. R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs. On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.61 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property, see Note 6 Intangible Assets. For the three and nine months ended September 30, 2019 and 2018, there were no costs recorded for research and development, other than recurring development costs of the Company’s website.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2019, closing rate at 1.228700 US$: GBP, quarter average rate at 1.232981 US$: GBP and yearly average rate at 1.273268 US$: GBP, for the three and nine months ended September 30, 2018 closing rate at 1.3036 US$: GBP, quarter average rate at 1.30281 US$: GBP and yearly average rate at 1.3513 US$: GBP, for the year ended 2018 closing rate at 1.274700 US$: GBP, yearly average rate at 1.296229 US$: GBP.

For the nine months ended September 30, 2019, GTCL represented 70.2% of total company sales and as such, currency rate variances have an impact on results. For the nine months ended September 30, 2019 the net effect on revenues were impacted negatively by the differences in exchange rate from yearly average exchange rate of 1.35130 to 1.27327. Had the yearly average rate remained, sales would have been higher by $191,712. GTCL comparable sales in GBP, its home currency, increased 3.7% or £86,535, from £2,370,301 to £2,456,836 for the nine months ended September 30, 2019 as compared to September 30, 2018.

For the nine months ended September 30, 2018, Global Telesat Communications LTD, (GTCL) represents 68.5% of total company sales for the nine months ended September 30, 2018 and as such, currency rate variances have an impact on results. For the nine months ended September 30, 2018 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.275 to 1.3513. Had the yearly average rate remained at 1.275, sales for the nine months ended September 30, 2017 would have been lower by $180,854, resulting in an increase in the comparable loss for the period. GTCL comparable sales in GBP, its home currency, decreased 1.4% or £32,866, from £2,403,166 to £2,370,301, for the nine months ended September 30, 2018 as compared to September 30, 2017.

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

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, ): Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

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

Contract liabilities is shown separately in the condensed consolidated balance sheets as current liabilities. At September 30, 2019, we had deferred revenue of approximately $45,057. At December 31, 2018, we had contract liabilities of approximately $19,701.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2019 and December 31, 2018, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2019 to September 30, 2019:

Conversion feature derivative liability
Balance at January 1, 2019	-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Derivative Liability	(65,000)
Change in fair value included in earnings	(36,925)
Balance at September 30, 2019	$-

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

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above until July 24, 2019, when the Company entered into a three year lease for its UK office and warehouse for annual rent of £25,536 or GBP:USD using exchange rate close for liability of 1.2287 or $31,376. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At September 30, 2019, the Company had current and long-term operating lease liabilities of $27,087 and $54,479, respectively, and right of use assets of $84,181.

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

Under the supervision and with the participation of our management, we conducted an evaluation, as of September 30, 2019, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been addressing the foregoing deficiency. The Company believes that upgrading its accounting software would remedy the foregoing deficiency and thus has been working on completing such upgrade.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address them to the extent possible given limitations in financial and human resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the nine months ended September 30, 2019 that were not otherwise disclosed by us in a Current Report on Form 8-K.

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

Dated: November 14, 2019	ORBSAT CORP

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(principal executive officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

