Form 10-K
period 2019-12-31
ORBSAT CORP
filed 2020-03-30
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTCQB on June 28, 2019 was $301,187.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2020
Common Stock, $0.0001 par value	234,476

ORBSAT CORP

FKA ORBITAL TRACKING CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2019

PART I

Item 1. Business

Throughout this Form 10-K, Orbsat Corp and its subsidiaries are referred to as “Orbsat,” “the Company,” “we,” “our” or “us,” or are referred to in their individual subsidiary or brand names.

Orbsat Corp is a Nevada corporation. Our headquarters and principal executive offices are located at 18851 NE 29th Avenue, Suite 700, Aventura, FL 33180; our telephone number is (305) 560-5355, and our corporate website is www.orbsat.com. We do not intend for information contained on our website to be part of this Form 10-K. We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC also maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we (together with other issuers) file electronically. The SEC’s Internet site is www.sec.gov. We make available free of charge on or through our website our annual, quarterly and current reports and amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Currently, the Company’s common stock is quoted on the OTC Markets electronic exchange under the symbol “OSAT.”

Corporate History

We were originally incorporated in 1997 as a Florida corporation. On April 21, 2010, we merged with and into a newly-formed wholly-owned subsidiary for the purpose of changing our state of incorporation to Delaware, effecting a 2:1 forward split of our common stock, and changing our name to “EClips Media Technologies, Inc.” On April 25, 2011, we changed our name to “Silver Horn Mining Ltd.” pursuant to a merger with a newly formed wholly-owned subsidiary.

Global Telesat Communications Limited (“GTCL”) was formed under the laws of England and Wales in 2008. On February 19, 2015, we entered into a share exchange agreement with GTCL and all of the holders of the outstanding equity of GTCL pursuant to which GTCL became our wholly owned subsidiary.

On March 28, 2014, we merged with our newly-formed wholly-owned subsidiary solely for the purpose of changing our state of incorporation to Nevada from Delaware, effecting a 1:150 reverse split of our common stock, and changing our name to “Great West Resources, Inc.” in connection with the plans to enter into the business of potash mining and exploration. During late 2014, we abandoned our efforts to enter the potash business.

On January 22, 2015, we changed our name to “Orbital Tracking Corp.” from “Great West Resources, Inc.” pursuant to a merger with a newly formed wholly owned subsidiary.

Effective March 8, 2018, following the approval of a majority of our shareholders, we effected a reverse split of our common stock at a ratio of 1 for 150. As a result of the reverse split, our common stock had the CUSIP number: 68558X209. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

On August 19, 2019, we effected a reverse split of our common stock at a ratio of 1-for-15 (new CUSIP number - 68557F100). All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse split.

Also, on August 19, 2019, we changed our name to “Orbsat Corp.” from “Orbital Tracking Corp” pursuant to a merger with a newly formed wholly owned subsidiary.

Our Current Business

Orbsat Corp provides services and solutions globally for commercial, government and individual users, enabling them to communicate, track assets and personnel, or request SOS assistance via satellite from anywhere in the world. Our key services include satellite communication solutions, emergency location systems, high-speed satellite internet, global asset and personnel monitoring, customized ground station systems and custom product design. We provide these products and services to customers located both in the United States and internationally through our subsidiaries, U.S. based Orbital Satcom Corp. (“Orbital Satcom”) and U.K. based Global Telesat Communications Limited (“GTCL”).

We support the increasing demand for on-demand connectivity with products and services developed to deliver voice, high-speed data and IoT solutions globally via leading commercial satellite network operators such as Globalstar, Inmarsat, Iridium and Thuraya. Our solutions connect businesses to their remote assets or lone workers via satellite to deliver increased visibility and operational efficiency. We offer a broad range of asset monitoring and control solutions, including sophisticated hardware and an advanced cloud-based mapping platform. Our satellite enabled emergency search and rescue solutions are instrumental in providing reassurance and peace of mind, and ultimately saving lives across the world, on land or at sea.

Our acquisition of GTCL in February 2015 expanded our global satellite-based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts which entitle us to transmit GPS tracking coordinates and other information at preferential rates through one of the world’s largest commercial satellite networks.

We have an office and warehouse in the U.K and an office in the U.S, as well as an online storefront presence in more than 10 countries and have in excess of 35,000 customers located in almost 160 countries across every continent in the world. Our customers include businesses, U.S. and foreign governments, non-governmental and charitable organizations, military users and private individuals located all over the world.

Our mobile satellite services (“MSS”) products rely on satellite networks for voice, data and tracking connectivity and thus are not reliant on cell towers or other local infrastructure. As a result, our MSS solutions are suitable for recreational travelers and adventurers, government and military users, and corporations and individuals wishing to communicate from remote locations, or in the event of an emergency such as a power outage, hurricane or other natural disaster during which regular cell phone, telephone and internet service may not be available. We purchase these products directly from the manufacturers or distribution partners and sell them directly to end users and a growing base of resellers that we have around the world.

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

Aside from providing services over Globalstar’s satellite network, we are, through GTCL and Orbital Satcom, an authorized reseller of satellite voice, data and IoT communications services offered by other leading networks such as Iridium, Inmarsat and Thuraya. We offer a range of prepaid and monthly contract satellite communications airtime options from these network providers. We typically pay the network providers a monthly access fee per subscriber, as well as usage fees for airtime minutes used by our subscribers. This is a growing market and we believe we are positioned to take advantage of this growth. Our customers are in industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities as well as recreational users. We are focused on growing and diversifying our customer base, increasing our product range and making maximum use of our preferred pricing arrangements with Globalstar, which are long term contracts that currently generate less than 5% of our annual revenue.

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

In addition to our two main e-commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third-party e-commerce storefronts such as Amazon, Walmart and NewEgg. We currently have storefronts in the UK, US, Germany, France, Spain, Italy, Mexico, Japan, and Canada. We have invested in personnel to translate our listings correctly in the different countries we are represented in and are regularly improving and increasing our listings on all e-commerce sites. We currently have more than 1,000 product listings on all third-party sites and invest in inventory to hold at Amazon’s various warehouses around the world to ensure that orders are shipped and received by customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high-speed broadband terminals, and satellite Wi-Fi hotspots.

Mapping and Tracking Portal

Our advanced mapping and tracking portals, www.orbsat.com offered by Orbital Satcom, and www.gtctrack.com offered by GTCL, are available for use by registered customers who pay a monthly subscription to access them. OrbitalTrack and GTCTrack display real-time worldwide asset location reports including position, speed, altitude and heading and also provides past location and movement history reports on a wide range of tracking devices. These mapping portals are available to all of our customers to monitor their assets and we intend to aggressively pursue new customers for this application.

Proprietary Satellite Tracking Products

We have been developing our first own brand global tracking product, a dual-mode asset tracker, of which we hope to make available in the marketplace in 2021, following final testing and receipt of necessary regulatory and compatibility certifications. The Company’s dual-mode asset tracker is designed to address the current technical and service cost challenges facing the global Asset Management Systems market. The first product designed and developed by the Company, the dual-mode tracker utilizes both cellular and satellite technology to provide truly global tracking, automatically switching between the cellular and satellite links making it an ideal solution for use in both populated and remote areas, including trans-oceanic routes. For commercial users in transportation, shipping, logistics, fleet management and construction, it features detailing reporting alerts, status and GPS location data allowing cargo and vehicles to be tracked nearly anywhere in the world while lowering operating costs by utilizing cellular when available and satellite in remote areas, optimizing roaming charges and delivering significant cost savings, by easily locating lost or stolen assets.

We estimate the costs of development and certification of the new dual-mode tracker to be less than $100,000 and believe there is strong customer demand based on existing customer requests, however unless we secure appropriate funding to finalize the development, we will be unable to launch the tracker to our existing product lines.

We also intend to develop additional personal and asset tracking products suitable for government and recreational users. Users of these devices will be able to see the location and movements of their devices through our OrbitalTrack or GTCTrack portals. Anticipated costs for completion are less than $100,000. These products may operate on the Iridium, Inmarsat, Globalstar or Thuraya satellite networks.

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

Competition

The Company provides products and services to customers located in many countries and continents and, as such, we have a large number of competitors around the world. This includes a high number of competitors in specific markets such as North America, where pricing pressure and number of competitors may result in pressure of revenue growth or gross margin. In other markets, such as the UK and EU, we have fewer large competitors and are one of the largest providers of personal satellite tracking devices, personal locator beacons and other Mobile Satellite Services (MSS). We expect the competition for our MSS products and services to increase as the market demand accelerates. We believe that we will be well positioned to compete in the MSS market largely on a cost basis due to our buying power and due to our global presence with various websites and other E-commerce storefronts, including numerous Amazon global storefronts.

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

Research and Development

On February 19, 2015, the Company issued 444 shares of common stock, par value $0.0001 at $112.50 per share or $50,000, to a consultant as compensation for the design and delivery of dual mode GSM/Globalstar Simplex tracking devices and related hardware and intellectual property. The design remains in need of further enhancements, before the Company can include it in its existing product lines. Upon securing additional capital, the Company intends to complete the launch of its new tracking design. For the fiscal year ended December 31, 2019, the Company has recorded an impairment charge to research and development of $50,000 for the dual mode GSM/Globalstar Simplex tracking devices, due to its launch delay. For the fiscal years ending December 31, 2019 and December 31, 2018, there were no additional expenditures on research and development.

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

Employees

We currently have five full time and five part time employees, not including David Phipps, our Chief Executive Officer and President, and Theresa Carlise, our Chief Financial Officer. Mr. Phipps and Ms. Carlise work for us full time. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

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

We have incurred significant net losses since our inception. For the years ended December 31, 2019, 2018 and 2017, we have incurred net losses of $1.4 million, $1.2 million, and $3.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $11,115,178. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products.

If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possible, shut them down altogether. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would significantly reduce the value of our common stock.

There is substantial doubt as to our ability to continue as a going concern.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2019 and December 31, 2018 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. At December 31, 2019, we had an accumulated deficit of $11,115,178 and negative working capital of $567,022, and a net loss of $1,379,756 during the year ended December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our common stock might lose their entire investment.

We plan to attempt to raise additional equity capital through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured.

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

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2019, we had cash on hand of $75,362. If cash on hand and cash generated from operations are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financings. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

Adverse conditions in the global economy and disruption of financial markets may significantly restrict our ability to generate revenues or obtain debt or equity financing.

Volatility and uncertainty in the global economy could reduce demand for our products and services which would significantly jeopardize our ability to achieve our sales targets. These conditions could also affect our potential strategic partners, which, in turn, could make it much more difficult to execute a strategic collaboration. Moreover, volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products and services in a timely manner, or to maintain operations, and result in a decrease in sales volume. General concerns about the fundamental soundness of domestic and international economies may also cause customers to reduce purchases. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. Economic conditions and market turbulence may also impact our suppliers’ ability to supply sufficient quantities of product components in a timely manner, which could impair our ability to fulfill sales orders. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers, investors, and business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm sales, profitability and results of operations. Economic downturns or other adverse economic changes (local, regional, or national) can also hurt our financial performance in the form of lower interest earned on investments and/or could result in losses of portions of principal in our investment portfolio.

Product development is a long, expensive and uncertain process.

The development of our own branded range of satellite tracking devices is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products. We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations. Due to the delay of the launch to our existing product lines, the investment of $50,000, on February 19, 2015 has been impaired and expensed to SGA, for the year ended December 31, 2019.

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

Our sales may be impacted should there be a disruption of service to our Amazon online storefronts

The Company’s Amazon online marketplaces represented approximately 56.9% and 37.3% of total sales for the years ended December 31, 2019 and 2018, respectively and we anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Should there be a disruption of Amazon services this may impact our sales adversely.

We are heavily reliant on David Phipps, our Chairman, Chief Executive Officer and President, and Theresa Carlise, our Chief Financial Officer, Treasurer and Secretary, and the departure or loss of either of them could disrupt our business.

The Company depends heavily on the continued efforts of David Phipps, Chairman, Chief Executive Officer and President, and of Theresa Carlise, the Company’s Chief Financial Officer, Treasurer and Secretary. Mr. Phipps is the founder of GTCL and is essential to the Company’s strategic vision and day-to-day operations and would be difficult to replace. On June 14, 2018, the Company entered into a two-year employment contract with Mr. Phipps’ and we cannot be certain that he will desire to continue with us for the duration of the employment term. On March 13, 2020, the Company and David Phipps and Theresa Carlise, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, executed waivers of the provisions in their respective employment agreement requiring prior written notice of non-renewal to the other party. As a result, their respective employment terms with the Company will not be automatically extended as set forth in such employment agreements and will terminate as of June 14, 2020. The departure of Mr. Phipps or Ms. Carlise or both of them, or the inability to timely hire and retain a qualified replacement, could negatively impact the Company’s ability to manage its business.

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

Our disclosure controls and procedures were not effective for the period covered by this Annual Report due to our limited internal audit functions and lack of ability to have multiple levels of transaction review in our internal control over financial reporting as of December 31 2019, including those related to (i) a lack of segregation of duties within accounting functions, which was exacerbated by our entrance into the mobile satellite communications business in December 2015 and consummation of the share exchange in February 2015, and (ii) the need for a new accounting system to effectively manage our increased volume of transactions. Ineffective internal control over financial reporting or disclosure controls and procedures may result in errors in our financial statements that could require a restatement, or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but it takes management time and resources to achieve, and we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

The Company may incur significant delays and/or expenses in addition to, impairing its ability to secure additional financing, relating to the worldwide COVID-19 (coronavirus) pandemic.

Beginning in late 2019, there have been reports of the COVID-19 (coronavirus) outbreak originating in China, prompting government-imposed quarantines, closures of certain travel and businesses, which outbreak evolved into a worldwide pandemic in March 2020. It is presently unknown whether and to what extent the Company’s supply chains may be affected if the pandemic persists for an extended period of time. The Company may incur significant delays or expenses relating to such events outside of its control, which could have a material adverse impact on its business, operating results and financial condition. The Company’s reliance on securing additional capital for its public company expenses may be impaired due to the effect on the U.S. financial markets. The inability to obtain appropriate financing, may affect its compliance requirements as a public company. The Company has been using its working capital from its operating subsidiaries, to support its public company expenses. The continued drain on its working capital may force the Company to incur cutbacks, which may affect its future operating revenue as well as, its ability to continue operations. While at present the Company has not experienced direct adverse effect of the pandemic on its operations, the Company anticipates that the continued demands to provide working capital may require the Company to engage in various cost-cutting measures, including, without limitation, temporary or permanent cutbacks to its personnel, curtailing portion(s) of its operations, etc., which measures are likely to adversely affect the Company's future operations, revenue as well as its ability to continue its current operations.

Risks Related to Our Organization and Our Common Stock

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

We are authorized to issue an aggregate of 50,000,000 shares of common stock and 3,333,333 shares of “blank check” preferred stock. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) below the price an investor paid for stock.

On May 13, 2019, the Company completed a private placement of convertible promissory notes (“Notes”) for an aggregate principal amount of $805,000. The Notes bear interest at a rate of 6% per annum, simple interest, and mature on the third anniversary of the Issue Date. The holders of the Notes (the “Holders”) have an optional right of conversion. A Holder may elect to convert its Note, and all of the Indebtedness outstanding as of such time, into the number of fully paid and non-assessable shares of Common Stock (the “Conversion Shares”) as determined by dividing the Indebtedness by $0.10, subject to certain adjustments, but excluding adjustment for a reserve stock split of no more than 1:20 contemplated by the Company at issue date. The optional right of conversion is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion. Therefore, full conversion of the Notes would cause dilution to our existing common shareholders.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2020 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Our common stock is not traded on a national securities exchange.

Our common stock is currently quoted on the OTC Markets and is not heavily traded, which may increase price quotation volatility and could limit the liquidity of the common stock, all of which may adversely affect the market price of the common stock and our ability to raise additional capital.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 3,333,333 shares of preferred stock with powers, rights and preferences designated by it. See “Preferred Stock” in the section of this prospectus titled “Description of Securities.” Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

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

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property.

We rent our office space at 18851 N.E. 29th Ave, Suite 700, Aventura, Florida 33180 for $314 per month and our facilities in Poole, England for £2,128 (or approximately US$2,717 per month. We estimate that this property will meet the Company’s needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Beginning August 19, 2019, our trading symbol changed to “TRKKD”, from “TRKK”, for a period of twenty business days, after which it became “OSAT”, as a result of a reverse split of our common stock at a ratio of 1 for 15, the Common Stock has the following new CUSIP number: 68557F100. All share and per share information has been retroactively restated to reflect the reverse split.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets, as adjusted for; our 150:1 reverse split approved by FINRA April 21, 2014, our 150:1 reverse split approved by FINRA March 8, 2018, and our 15:1 reverse split approved by FINRA on August 19, 2019. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. The last reported sales price of our common stock on the OTC Markets on March 30, 2020 was $2.82 per share.

	High	Low
Year ended December 31, 2019
Quarter ended March 31, 2019	$7.87	$2.40
Quarter ended June 30, 2019	$7.50	$3.00
Quarter ended September 30, 2019	$7.50	$3.16
Quarter ended December 31, 2019	$3.50	$2.95

Year ended December 31, 2018
Quarter ended March 31, 2018	$57.12	$22.50
Quarter ended June 30, 2018	$45.00	$20.70
Quarter ended September 30, 2018	$25.50	$7.65
Quarter ended December 31, 2018	$15.00	$2.26

Equity Compensation Plan Information

As of December 31, 2019, we had issued and outstanding options to purchase 39,044 shares of common stock. The weighted average exercise price of the options was $17.49. Options totaling 19,044 were not issued under any equity compensation plan. The weighted average exercise price of the options was $28.49. There were 20,000 options outstanding pursuant to the 2018 Incentive Plan with a weighted average exercise price of $7.02.

The following table provides pre-split information about our equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans – 2018 Incentive Plan	20,000	$7.02	46,667
Equity compensation plans not issued under an equity compensation plan	19,044	$28.49	-
Total	39,044	-	46,667

Holders

As of March 30, 2020, we had 234,476 shares of our common stock issued and outstanding held by approximately 466 stockholders of record.

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

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year ended December 31, 2019, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock, nor were there any sales of the Company’s unregistered securities during the same fiscal period.

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

Recent Events

On August 19, 2019, we effected a reverse split in 1-for-15 ratio as applied to our common stock and preferred stock, as well as the number of authorized shares for both classes. As of December 31, 2019, we had 121,216 shares issued and outstanding post-split. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the most recently completed reverse split. See Note 12 - Stockholders Equity.

Going Concern

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2019 and December 31, 2018 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. We had net cash used in operations of approximately $659,203 during the year ended December 31, 2019. At December 31, 2019, we had negative working capital of approximately $567,022. Additionally, at December 31, 2019, we had an accumulated deficit of approximately $11,115,178, net loss of $1,379,756 and stockholder’s equity of $639,709. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Pursuant to ASC Topic 718, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. Further, ASC Topic 718, provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, such as the repricing of share options, which would revalue those options and the accounting for the cancellation of an equity award whether a replacement award or other valuable consideration is issued in conjunction with the cancellation. If not, the cancellation is viewed as a replacement and not a modification, with a repurchase price of $0.

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

The relevant translation rates are as follows: for the year ended December 31, 2019 closing rate at 1.3262 US$: GBP, yearly average rate at 1.276933 US$: GBP, for the year ended 2018 closing rate at 1.274700 US$: GBP, average rate at 1.296229 US$: GBP.

GTCL represents 68.4% of total company sales and as such, currency rate variances have an impact on results. For the year ended December 31, 2019 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.296229 to 1.276933. Had the yearly average rate remained, sales would have been higher by $156,037. GTCL comparable sales in GBP, its home currency, increased 3.9% or £117,666, from £3,024,967 to £3,142,634 for the year ended December 31, 2019 as compared to December 31, 2018.

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

Results of Operations

Net Revenue. For the years ended December 31, 2019 and 2018, revenues generated were approximately $5,869,558 and $5,726,572, an increase of $142,986 or 2.5%. Revenues were derived primarily from the sales of satellite phones, locator beacons, GPS trackers, terminals, accessories and additional and recurring airtime plans. Comparable sales for Orbital Satcom Corp. increased 2.8% or $51,102, from $1,805,523 to $1,856,625. Comparable sales for GTCL increased 2.3% or $91,883, from $3,921,049 to $4,012,932. The sales increase is attributable to increased Amazon sales and product selections.

Cost of Sales. During the years ended December 31, 2019 and 2018, cost of revenues decreased to $4,646,180 compared to $4,691,748 for the year ended December 31, 2018, a decrease of $45,568 or 1.0%. We expect our cost of revenues to continue to increase during fiscal 2020 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross profit margins during the year ended December 31, 2019 and 2018 were 20.8% and 18.1%, respectively. The increase in margin was attributable to new product lines with higher margins.

Operating Expenses. Total operating expenses for the year ended December 31, 2019 were $2,334,706, an increase of $170,246, or 7.9%, from total operating expenses for the year ended December 31, 2018, of $2,164,460.

Selling, general and administrative expenses were $761,237 and $664,819 for the years ended December 31, 2019 and 2018, respectively, representing an increase of $96,418 or 14.5%. The increase is attributable to: impairment of research and development for $50,000 for the Company’s impairment of its investment on February 19, 2015, for its dual mode tracker, which it has yet to launch, an increase in travel between the Company’s offices in the UK to US, an increase in medical insurance premiums, filing fees for the State of Nevada, offset by the charge in 2018, of UK personal property tax, which was for a two year period.

Salaries, wages and payroll taxes were $732,498 and $741,584 for the year ended December 31, 2019 and 2018, respectively, representing a decrease of $9,086, or 1.2%. The decrease was attributable to a reduction of personnel.

Stock based compensation for the year ended December 31, 2019 were non-cash expenses. For the years ended December 31, 2019 and 2018, the Company recorded $0 and $219,518 for stock-based compensation. For the year ended December 31, 2018, the expense was for fully vested options to purchase 4,583 shares of the Company’s stock with a fair market value of $20.70 per share at an exercise price of $22.50 and $25.50 to management and a director and 55,417 shares of the Company’s stock with a fair market value of $2.25 per share at an exercise price of $2.25 and $2.55, for the year ended December 31, 2018.

Professional fees were $565,643 and $249,675 for the years ended December 31, 2019 and 2018, respectively, representing an increase of $315,968 or 126.6%. The increase was attributable to the Company’s increase in consulting fees of $227,158, due to the restructuring of the Company’s capitalization structure, an increase of legal expenses of $63,984, investor relations fees of $7,000 and accounting fees of $25,585, primarily related to international value added tax, “VAT” compliance, offset by a reduction of public company expense of $7,759.

Depreciation and amortization expenses were $275,328 and $288,864 for the years ended December 31, 2019 and 2018, respectively, representing a decrease of $13,536, or 4.7%. The decrease was attributable to fully amortized assets.

We expect our expenses in each of these areas to continue to increase during fiscal 2020 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $267,681 and $56,536 during the years ended December 31, 2019 and 2018 respectively, representing an increase of $211,145 or 373.5%. The increase is primarily attributable interest expense and change in fair value of derivative instruments related to convertible debt and exchange rate variances.

Net Loss before Income Taxes. We recorded net loss before income tax of $1,379,009 for the year ended December 31, 2019 as compared to a net loss of $1,186,172, for the year ended December 31, 2018. The decrease is a result of the factors as described above.

Provision for Income Taxes and Income Tax Expense. For the years ended December 31, 2019 and 2018, the Company recorded income tax expense of $747 and $8,534, respectively. The decrease was attributable to a decrease in provision for income taxes for UK taxes related to its subsidiary, GTCL, for the year ended December 31, 2018.

Net Loss. We recorded net loss after income tax of $1,379,756 for the year ended December 31, 2019 as compared to a net loss of $1,194,706 for the year ended December 31, 2018. The decrease is a result of the factors as described above.

Comprehensive Loss. We recorded a (loss) gain for foreign currency translation adjustments for the year ended December 31, 2019 and 2018, of $4,020 and $(5,773), respectively. The fluctuations of the increase/decrease are primarily attributable to exchange rate variances. Comprehensive loss for the year ended December 31, 2019 was $1,375,736 as compared to loss of $1,200,479 for the year ended December 31, 2018.

Liquidity and Capital Resources

Since inception we have incurred and continue to incur significant losses from operations. Historically, we have financed our operations through various financings. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt and we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. The Company is working to secure financing to continue to support the Company’s businesses and meet all of its financial obligations. The Company can provide no assurance as to the successful conclusion of the financing. Furthermore, the Company is aggressively looking to reduce costs of its operations as well as eliminating certain corporate overhead expenses to maximize income. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2019, we had a cash balance of $75,362 and negative working capital is approximately $567,022.

Our current assets at December 31, 2019 increased 22.7% to $877,446, from $715,157 or an increase of 162,289, for December 31, 2018. The decrease included cash of $67,526 and unbilled revenue of $11,029, increases in accounts receivable of 73,827, inventory of $97,274, prepaid expenses of $16,670 and other current assets of $53,073. Prepaid expenses primarily represent services to consultants, which are amortized over the length of the contract.

Our current liabilities at December 31, 2019 increased to $1,444,468 from $1,056,287 or an increase of 388,181, or 36.8% from December 31, 2018. The increase is comprised of an increase in: accounts payable of $289,751, contract liabilities of $21,506, related party payable of $12,044, advances from Amazon of $24,483, and provision for income taxes $11,160 and lease liabilities of $29,237.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2019 amounted to $659,203 and were attributable to; our net loss of $1,379,756, gain from debt extinguishment of $134,677, offset by; depreciation and amortization expense of $275,328, right of use of $9,552, impairment of other asset of $50,000, amortization of convertible debt of $257,445, change in fair value of derivative liabilities $69,677, and convertible debt issued for services of $113,000. Changes in operating assets and liabilities were reflected by increases in accounts receivable of $73,827, inventory of $97,274, prepaid and other current assets of $69,743, contract liabilities of $21,506, provision for income taxes of $11,160, increases in accounts payable and accrued expenses of $289,751 and lease liability of $12,374.

Net cash flows used in operating activities for the year ended December 31, 2018 amounted to $590,185 and were attributable to our net loss of $1,194,706, offset by stock-based compensation of $219,518, depreciation and amortization expense of $288,864, and imputed interest of $110. Changes in operating assets and liabilities were reflected by decreases in accounts receivable of $123,968, inventory of $63,870, unbilled revenue of $2,435, prepaid and other current assets of $85,028, deferred revenue of $196,288 and provision for income taxes of $1,765, increases in accounts payable and accrued expenses of $18,781.

Investing Activities

Net cash flows used in investing activities were $70,194 and $30,331 for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, we purchased property and equipment of $70,194. For the year ended December 31, 2018, purchased of property and equipment of $30,331.

Financing Activities

Net cash flows provided by financing activities were $659,327 and $532,029 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we had proceeds from; related party for $12,044 convertible debt $757,000 and net advances from Amazon line of credit of $24,483. For the year ended December 31, 2019 we had repayments of convertible debt of $87,778 and notes payable of $46,422. During the year ended December 31, 2018, we had proceeds from related party for $32,029 and proceeds from the sale of our Convertible Preferred Series J stock of $200,000 and Convertible Preferred Series L stock of $300,000.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K and are not required to provide the information required by this Item.

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

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been reviewing and designing remedial measures to address these matters, including, among others, upgrading its accounting software. Provided that the Company secured additional financing required to support such remedial measures, the Company expects to complete the remediation efforts by the end of the 2021 fiscal year.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2019.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our executive officers, directors and significant employees as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

David Phipps	54	February 19, 2015	Chief Executive Officer, President and Chairman

Hector Delgado	51	May 27, 2015	Director

Theresa Carlise	61	June 9, 2015	Chief Financial Officer, Treasurer and Secretary

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. The Board of Directors shall not appoint any new members or vote to increase its size in the absence of the written consent of Mr. Phipps. The Board of Directors appoints officers who serve their terms of office at the discretion of the Board of Directors.

Background of executive officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Phipps, Chief Executive Officer and Chairman, 54, has served as the Managing Director of GTCL since 2008 and as the President of GTC, a competitor of the Company, from 2003 through 2014. He has served as the President of Orbital Satcom since February 19, 2015, as Chairman of the Board of Directors of the Company since February 24, 2015 and Chief Executive Officer since February 25, 2015. Mr. Phipps was chosen as a director of the Company based on his knowledge of and relationships in the global satellite communications business.

Hector Delgado, Director, 51, was appointed to the Board of Directors on May 27, 2015. Mr. Delgado is currently the Executive Officer of the Naval Reserve Special Operations Command South (SOCSOUTH) Detachment 108. He has also served as a Special Agent in the United States Department of Homeland Security since 1995 and as the Managing Member of ISR Strategies, LLC, a full-service security consulting company, since 2010. He is a United States Navy SEAL with active and reserve service for over twenty-eight years. In 2006, he was mobilized and served a combat tour in Ramadi, Iraq with SEAL Team THREE receiving a Navy Commendation Medal with Combat “V”. He has served with SEAL Teams TWO, THREE, FOUR, EIGHTEEN and Special Operations Command Central and South. Mr. Delgado has participated in tours of duty in the Middle East, Europe, Africa and South America. He has also served as an adjunct instructor at the United States Merchant Marine Academy teaching maritime security and conducting International Ship Security Code (ISPS) training and assessments. Mr. Delgado was appointed to serve as a director of the Company based on his leadership and entrepreneurial experience and particular familiarity with the military and governmental agencies.

Theresa Carlise, Chief Financial Officer, Treasurer and Secretary, 61, was appointed Chief Financial Officer, Treasurer and Secretary on June 9, 2015. She joined the Company from FTE Networks (OTCQX FTNW), a leading provider of infrastructure services for the telecommunications and wireless sector, where she served as a financial advisor from May 2014 through March 2015, Chief Financial Officer and Director from September 2011 through May 2014. Prior to FTE Networks, she served as the Chief Executive Officer, Chief Financial Officer and a director of Control System & Instrumentation (CSI) Consultants, which provided information technology consulting and system design to the industrial and manufacturing sectors, from July 2010 to September 2011 and as Chief Financial Officer and a director of Las Vegas Railway Express, Inc. (OTCBB LVRE), a developer of passenger rail transportation and related ancillary services, from December 2009 through July 2010. Ms. Carlise also served as the Chief Financial Officer of Shearson Financial Network, Inc. (OTCBB SFNN), and as Chief Financial Officer, senior vice president and a director of National Record Mart, Inc. (NASDAQ NRMI). From October 2006 to November 2007 Ms. Carlise served as Chief Financial Officer of Shearson Financial Network, Inc., a direct to consumer mortgage banking company. Declining market conditions in the mortgage banking industry in 2007, contributed to the Company filing a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June of 2008. Ms. Carlise holds a Bachelor of Science in Finance from Indiana University of Pennsylvania.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K except as set forth herein.

Director Independence

Mr. Delgado is the only “independent” director on the Board of Directors, as such term is defined under the Nasdaq listing standards.

Committees of the Board of Directors

Audit Committee. We did not during 2019, and do not currently, have an audit committee. If and when we satisfy the other initial listing standards for listing our common stock on NASDAQ or another national exchange, we intend to establish an audit committee of the Board of Directors.

Compensation Committee. We did not during 2019, and do not currently, have a compensation committee. If and when we satisfy the other initial listing standards for listing our common stock on NASDAQ or another national exchange, we intend to establish a compensation committee of the Board of Directors.

Nominating Committee. We did not during 2019, and do not currently, have a nominating committee. If and when we satisfy the other initial listing standards for listing our common stock on NASDAQ or another national exchange, we intend to establish a nominating committee of the Board of Directors.

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

Item 11. Executive Compensation

2019 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers (as defined in Item 402(m)(2) of Regulation S-K) for the fiscal years ended December 31, 2019 and December 31, 3018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Phipps Chief Executive	2019	$231,297	-	-	-		-	-	$52,455	(3)(4)(7)	$283,752
Officer, President and Chairman	2018	$219,862	-	-	$83,233		-	-	$46,718	(3)(4)(7)	$349,813

Theresa Carlise Chief Financial	2019	$150,000	-	-	-		-	-	$18,911	(6)(8)	$168,911
Officer, Secretary and Treasurer	2018	$145,640	$5,000	-	$41,617	(4)	-	-	$14,873	(6)(8)	$207,130

(1)	Reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. All stock awards have been adjusted for our 1:150 reverse stock split effective March 28, 2014 our 1:150 reverse stock split effective March 8, 2018 and further on August 19, 2019, FINRA approved a reverse split of our common stock at a ratio of 1 for 15.
(2)	On May 26, 2017, Mr. Phipps was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 2,222 shares of common stock at a purchase price of $22.50 per share. On June 14, 2018, Mr. Phipps was granted a three-year option to purchase 6,667 shares of common stock, vesting quarterly over the term at an exercise price per $24.00 per share. On December 18, 2018, the company cancelled the unvested portion of the grant or 5,000 options and reissued a separate grant of options to purchase 21,667 shares of common stock, fully vested with a term of five years at an exercise price of $2.55.
(3)	The Company pays David Phipps a monthly fee of $3,000 or $36,000 per year, for his services as a director of the company, in addition to his compensation as Chief Executive Officer and President.
(4)	On June 14, 2018, the Company entered into a new employment agreement, which entitles him to $1,200 per month auto allowance. For the years ended December 31, 2019 and 2018, the auto allowance was $14,400 and $8,748, respectively.
(5)	On May 26, 2017, Ms. Carlise was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 1,667 shares of common stock at a purchase price of $22.50 per share. On June 14, 2018, Ms. Carlise was granted a three-year option to purchase 3,333 shares of common stock, vesting quarterly over the term at an exercise price per $22.50 per share. On December 18, 2018, the company cancelled the unvested portion of the grant or 2,500 options and reissued a separate grant of options to purchase 10,833 shares of common stock, fully vested with a term of five years at an exercise price of $2.25.
(6)

On June 14, 2018, the Company entered into a new employment agreement, which entitles her to $600 per month auto allowance. For the year ended December 31, 2019 and 2018, the auto allowance was $7,200 and $3,920, respectively.

For the years ended December 31, 2019 and 2018, medical insurance premiums for Ms. Carlise totaling, $11,711 and $10,953, respectively.

(7)	For the years ended December 31, 2019 and 2018, the Company paid on behalf of Mr. Phipps, thru its UK subsidiary, GTCL, medical insurance premiums totaling of $2,055 and $1,970, respectively.
(8)	For the years ended December 31, 2019 and 2018, the Company paid on behalf of Ms. Carlise medical insurance premiums for totaling, $11,711 and $10,953, respectively.

Narrative Disclosure to the Summary Compensation Table

On May 26, 2017, the Company issued 2,222 options to Mr. Phipps, 1,667 options to Theresa Carlise, 556 options to Hector Delgado, its Director and 8,889 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $22.50 per share, vest immediately, and have a term of ten years. The 13,333 options were valued on the grant date at approximately $45.00 per option or a total of $600,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $45.00 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, for the years ended December 31, 2017, the Company recorded stock-based compensation of $600,000.

On June 14, 2018, we issued 11,667 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $22.50 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $24.00, vest in equal quarterly installments starting July 1, 2018 over the next two years and expire on July 1, 2021. For the year ended December 31, 2018, the amount of vested options was 4,583. On July 1, 2018, 2,292 options were fully vested and valued on the vesting date at approximately $20.69 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: strike price of 22.50 stock price of $20.69 per share (based on the market price at close on July 1, 2018) volatility of 718%, expected term of 3 years, and a risk-free interest rate of 2.69%. On October 1, 2018, an additional 2,292 options were fully vested and valued on the vesting date at approximately $20.69 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: stock price of $20.69 per share (based on the market price close at grant date on June 14, 2018) volatility of 607%, expected term of 3 years, and a risk-free interest rate of 2.64%. In reference to this grant, the company recorded stock-based compensation of $81,698 for the year ended December 31, 2018.

On June 14, 2018, the Company entered into a two (2) year Employment Agreement (“Agreement”) with Mr. Phipps, with an automatic one (1) year extension. Under the Agreement, Mr. Phipps will serve as the Company’s Chief Executive Officer and President and will receive an annual base salary equal to the sum of $170,000 and £48,000 to be paid through our operating subsidiary, GTCL. For the years ended December 31, 2019 and 2018, the £48,000 equivalent to USD is $61,293 and $62,219 and the yearly conversion rate is 1.276933 and 1.296229, respectively. The agreement provides for a performance bonus based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreement), Mr. Phipps will be entitled to a severance equal to twice his base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018.

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

Also, on June 14, 2018, we entered into a new Employment Agreement, (“Agreement”) with our Chief Financial Officer, Theresa Carlise. The Agreement is for a period of two (2) years, with an automatic one (1) year extension. Ms. Carlise’s base salary is $150,000 per year. The Agreement provides for performance bonuses based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreements), Ms. Carlise will be entitled to a severance equal to twice her base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018. On March 13, 2020, the Company David Phipps and Theresa Carlise, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, executed waivers of the provisions in their respective employment agreement requiring prior written notice of non-renewal to the other party. As a result, their respective employment terms with the Company will not be automatically extended as set forth in such employment agreements and will terminate as of June 14, 2020.

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

On December 18, 2018, the Company cancelled the unvested options as follows; 5,000 options to David Phipps, 2,500 options to Theresa Carlise, 1,250 options to Hector Delgado, its Director and 5,000 options to certain employees of the Company. Total grants cancelled were 13,750 and were returned to the Plan.

Also, on December 18, 2018, we issued 55,417 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $2.25 per share, with the exception of David Phipps, (whose options have an exercise price of $2.55), are fully vested and expire on December 17, 2023. The options were valued on the grant date at approximately $2.25 per option or a total of $124,674 using a Black-Scholes option pricing model with the following assumptions: strike price of $2.25 stock price of $2.25 per share (based on the market price at close on December 17, 2018) volatility of 773%, expected term of 5 years, and a risk-free interest rate of 2.69%.

For the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation of $0 and $219,518, respectively.

Outstanding Equity Awards at 2019 Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Phipps	1,667		-	-	24.00	7/01/2021	-	-	-	-
							-	-	-	-
	4,444	(1)	-	-	22.50	12/15/2026	-	-	-	-
	2,222	(1)	-	-	22.50	5/25/2027	-	-	-	-
	8,333
Theresa Carlise	833		-	-	22.50	7/01/2021	-	-	-	-
	10,833		-	-	2.25	12/17/2023	-	-	-	-
	311	(1)	-	-	112.50	12/21/2025	-	-	-	-
	1,667	(1)	-	-	22.50	5/25/2027
	13,644

(1)	Options granted outside of the Company’s Stock Option Plan.

2019 Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Phipps (1)	$36,000	-	$-	-	-	-	$36,000
Hector Delgado	$20,000	-	$-	-	-	-	$20,000

(1)	Amounts are included in Summary Compensation Table.

Narrative Disclosure to the Director Compensation Table

The Company pays David Phipps a monthly fee of $3,000 for his services as a director of the company, in addition to his compensation as Chief Executive Officer and President.

On December 29, 2016, the Board of Directors approved increasing its quarterly payments from $3,500 to $5,000, to its independent director, Hector Delgado.

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 4,444 shares of common stock. The options have an exercise price of $22.50 per share, vest immediately, and have a term of ten years. The options were valued on the grant date at approximately $45.00 per option. The amount is disclosed in the executive compensation table as well as, with the director compensation.

On May 26, 2017, the Company issued 556 options to Hector Delgado, its Director and 2,222 options to David Phipps. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $22.50 per share, vest immediately, and have a term of ten years. The options were valued on the grant date at approximately $45.00 per option or a total of $200,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.00 per share (based on the closing price of the Company’s common stock of the date of issuance post-split), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. Additionally, on May 26, 2017, the Company issued another 8,867 options to certain employees of the Company. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $22.50 per share, vest immediately, and have a term of ten years. The options were valued on the grant date at approximately $45.00 per option. In connection with the stock option grant, as described above, the Company recorded stock-based compensation for the year ended December 31, 2017 of $600,000.

On June 14, 2018, we issued 6,667 stock options to David Phipps and 1,667 options to Hector Delgado, its Director. All options issued have an exercise price of $22.50 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $24.00, vest in equal quarterly installments starting July 1, 2018 over the next two years and expire on July 1, 2021, pursuant to the 2018 Incentive Plan. On December 18, 2018, the Company cancelled the unvested options for David Phipps of 5,000 and cancelled 1,250 options for Hector Delgado, its Director. Also, on December 18, 2018, we issued we issued 21,667 stock options Mr. Phipps and 4,583 options to Hector Delgado, its Director, pursuant to the 2018 Incentive Plan. All options issued have an exercise price of 2.25 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $2.55, are fully vested and expire on December 17, 2023.

Mr. Phipps and Mr. Delgado receive no compensation from the Company except as described above.

Employment Agreements with Current Management

Other than as described above, there are no additional agreements with current management, for the two years ended December 31, 2019 and 2018, respectively.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

66,667 shares, of our common stock are reserved for issuance under the 2018 Incentive Plan as awards to employees, directors, consultants, advisors and other service providers, of which 20,000 have been granted, allowing for an available balance of 46,447 as of December 31, 2019.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of March 30, 2020, the number of and percent of the Company’s common stock beneficially owned by: (1) all directors, naming them; (2) our named executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 30, 2020 upon the exercise of options, warrants or other convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that convertible securities that are held by that beneficial owner, but not those held by any other person, and which are exercisable within 60 days of March 30, 2020 have been exercised and converted.

Amount and Nature of Beneficial Ownership

	Common Stock (1)
Name and Address of Beneficial Owner (2)	Number of Shares		Percent
Directors and Executive Officers
David Phipps	48,285	(3)	19.9%
Hector Delgado	5,644	(4)	2.4%
Theresa Carlise	13,556	(5)	5.5%
Directors and Executive Officers as a Group (3 persons)	67,485	(6)	25.8%

5% Stockholders:
	-		-%

(1) In determining the percent of common stock beneficially owned by a person or entity, (a) the numerator is the number of shares beneficially owned by such person or entity, including shares which may be acquired by that person within 60 days of March 30, 2020, upon exercise of warrants or options, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2020 (234,476 shares), and (ii) the total number of shares that the beneficial owner may acquire within 60 days of March 30, 2020 upon exercise of options and warrants.

(2) Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o Orbsat Corp., 18851 N.E. 29th Ave., Suite 700, Aventura, Florida 33180.

(3) Represents (i) 39,952 shares of common stock, and (ii) 8,333 shares of common stock issuable upon exercise of options.

(4) Represents 5,644 shares of common stock issuable upon exercise of options.

(5) Represents 13,556 shares of common stock issuable upon exercise of options.

(6) Represents (i) 39,952 shares of common stock, and (ii) 27,533 shares of common stock issuable upon exercise of options.

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

For the years ended December 31, 2019 and 2018, Orbital Satcom purchased an aggregate of approximately $1,068,093 and $828,741 of inventory from GTCL. For the years ended December 31, 2019 and 2018, GTCL purchased an aggregate of approximately $7,158 and $30,557 of inventory from Orbital Satcom.

Item 14. Principal Accounting Fees and Services

During the fiscal years ending December 31, 2019 and 2018, RBSM LLP was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2019 and 2018.

RBSM LLP	2019	2018
Audit Fees (1)	$89,000	$82,649
Audit-related Fees	-	-
Tax Fees	$3,200	-
All Other Fees (2)	$7,500	-
Total Fees	$99,700	$82,649

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	All other fees reflect fees for review of the Company’s registration statement on Form S-1 and amendments thereto,

Audit Committee Pre-approval Policies and Procedures

We do not, and during 2019 did not, have an audit committee. However, the full board of directors currently performs the duties of an audit committee. The board of directors has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accounting firm. Such pre-approval can be given as part of the board’s approval of the scope of the engagement of the independent public registered accounting firm or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. All work performed by our independent registered public accounting firm for us in 2019 and 2018 was pre-approved by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated March 28, 2014 (Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

2.2	Asset Purchase Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014) (1)

2.3	Articles of Merger (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2015)

2.4	Share Exchange Agreement by and among Orbital Tracking Corp., Global Telesat Communications Ltd. and the Shareholders of Global Telesat Communications Ltd. dated February 19, 2015 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (2)

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2016)

3.5	Bylaws (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

Exhibit No.	Description

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015)

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2015)

3.12	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016)

3.13	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

3.14	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

3.15	Certificate of Correction to Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2017)

3.16	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)

3.17	Certificate of Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)

3.18	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.19	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

Exhibit No.	Description

3.20	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.21	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.22	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.23	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.24	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017)

3.25	Certificate of Designation of Preferences, Rights and Limitations of Series L Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2018)

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014)

10.2	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014) +

10.3	Securities Purchase Agreement by and between the Company and Auracana LLC dated January 21, 2014 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2014)

10.4	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.5	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.6	Form of Exchange Agreement (Note) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.7	Form of Exchange Agreement (Unconverted Interest) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014)

10.8	License Agreement dated December 10, 2014 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.9	Consulting Agreement dated December 16, 2014 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

Exhibit No.	Description

10.10	Price & Delivery Quote for the acceleration of Remote Telemetry capability and Simplex Data Services dated June 30, 2003 and Globalstar Response to GTCL’s Letter of Acceptance dated August 07, 2003 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.11	Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.12	Assignment and Assumption Agreement by and between Globalstar LLC, Globalnet Corporation and Global Telesat Corp. dated July 28, 2005 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.13	Amendment to the Agreement by and between Globalstar LLC and Globalnet Corporation dated May 04, 2005, dated August 16, 2006 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.14	Contract No. GINC-C-11-0520 by and between Global Telesat Corp. and Globalstar, Inc., dated February 10, 2011 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.15	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.16	$122,536 Note issued February 19, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.17	Executive Employment Agreement by and between David Phipps and Orbital Satcom, dated February 19, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015) +

10.18	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.19	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.20	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.21	Consulting Agreement by and between SpaceTao LLC and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.22	Purchase and Transfer Agreement by and between Concentric Engineering LLC and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

10.23	Mutual Release Agreement by and between MJI Resources Corp. and the Company, dated February 19, 2015 (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015)

Exhibit No.	Description

10.24	Form of Strategic Consulting Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014)

10.25	Employment Agreement by and between Theresa Carlise and the Company, dated June 9, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2015) +

10.26	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.27	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.28	Form of Note (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.29	Placement Agent Agreement by and between the Company and Chardan Capital Markets LLC (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.30	Form of Lockup Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

10.31	Amendment No. 1 to Employment Agreement by and between the Company and Theresa Carlise dated December 28, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2015) +

10.32	Form of Option Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015) +

10.33	Executive Employment Agreement by and between Orbital Tracking Corp. and David Phipps (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2016) +

10.34	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016)

10.35	Form of Series I Issuance Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2016)

10.36	Form of Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2017) +

10.37	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 13, 2017)

10.38	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)

10.39	Form of Issuance Agreement for 66,977 shares of Series K Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)

Exhibit No.	Description

10.40	Form of Issuance Agreement for 9,786 shares of Series K Preferred Stock (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)

10.41	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017) +

10.42	Form of Subscription Agreement - Series J Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2018)

10.43	Form of Subscription Agreement - Series L Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2018)

10.44	Form of Warrant ((Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2018)

10.45	2018 Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2018) +

10.46	Executive Employment Agreement by and between Orbital Tracking Corp. and David Phipps (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2018) +

10.47	Executive Employment Agreement by and between Orbital Tracking Corp. and Theresa Carlise (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2018) +

10.48	Form of Option Agreement (Incorporated by reference to Form 10-K, filed with the Securities and Exchange Commission on March 29, 2019) +

10.49	Convertible Promissory Note by and between Orbital Tracking Corp. and Power Up Ltd., dated January 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2019).

10.50	Form of Share Note Exchange Agreement by and between Orbital Tracking Corp and certain holders of the Company’s preferred stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.51	Form of 6% Promissory Note dated April 30, 2019, by and between Orbital Tracking Corp and certain holders of the Company’s preferred stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.52	Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated May 13, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.53	Amendment to Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated May 13, 2019. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

Exhibit No.	Description

10.54	Form of Consulting Agreement with the Company, dated May 13, 2019. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.55	Form of Waiver, dated March 13, 2020, (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2020.

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2020	ORBSAT CORP

	By:	/s/ David Phipps
David Phipps
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Theresa Carlise
Theresa Carlise
Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Phipps	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2020
David Phipps

/s/ Theresa Carlise	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 30, 2020
Theresa Carlise

/s/ Hector Delgado	Director	March 30, 2020
Hector Delgado

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Orbsat Corp and Subsidiaries

FKA: Orbital Tracking Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orbsat Corp and Subsidiaries (the Company) as of December 31, 2019, and 2018, and the related consolidated statements of operations and comprehensive loss, consolidated stockholders’ equity, and consolidated statement of cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Henderson, NV
March 30, 2020

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$75,362	$142,888
Accounts receivable, net	244,353	170,526
Inventory	366,298	269,024
Unbilled revenue	76,051	87,080
Prepaid expenses	18,596	1,926
Other current assets	96,786	43,713
Total Current Assets	877,446	715,157

Property and equipment, net	1,341,187	1,519,845
Right to use	83,679	-
Intangible assets, net	125,000	200,000

Total Assets	$2,427,312	$2,435,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,164,217	$874,466
Contract liabilities	41,207	19,701
Due to related party	51,071	39,027
Line of Credit	24,483	-
Lease liabilities - current	29,237	-
Provision for income taxes	21,856	10,696
Liabilities of discontinued operations	112,397	112,397
Total Current Liabilities	1,444,468	1,056,287

Long Term Liabilities:
Convertible debt, net of discount, unamortized $635,333	169,667	-
Note payable	121,848	-
Lease liabilities – long term	51,620	-
Total Liabilities	1,787,603	1,056,287

Stockholders’ Equity
Preferred stock, $0.0001 par value; 3,333,333 shares authorized
Series A ($0.0001 par value; 0 and 1,333 shares authorized, and no shares issued and outstanding as of December 31, 2019, and 2018)	-	-
Series B ($0.0001 par value; 0 and 2,000 shares authorized, 0 and 222 shares issued and outstanding, as of December 31, 2019, and 2018, respectively)	-	-
Series C ($0.0001 par value; 0 and 266,667 shares authorized, 0 and 127,578 shares issued and outstanding, as of December 31, 2019, and 2018, respectively)	-	12
Stockholders’ Equity - continued

Series D ($0.0001 par value; 0 and 333,333 shares authorized, 0 and 192,807 shares issued and outstanding, as of December 31, 2019, and 2018, respectively)	-	19
Series E ($0.0001 par value; 0 and 583,067 shares authorized, 0 and 344,947 shares issued and outstanding as of December 31, 2019, and 2018, respectively)	-	34
Series F ($0.0001 par value; 0 and 73,333 shares authorized, 0 and 23,333 issued and outstanding, as of December 31, 2019, and 2018, respectively)	-	2
Series G ($0.0001 par value; 0 and 672,667 shares authorized, 0 and 346,840 issued and outstanding as of December 31, 2019, and December 31, 2018, respectively)	-	35
Series H ($0.0001 par value; 0 and 13,333 shares authorized, 0 and 916 issued and outstanding, as of December 31, 2019, and December 31, 2018, respectively)	-	-
Series I ($0.0001 par value; 0 and 7,663 shares authorized, 0 and 3,274 issued and outstanding, as of December 31, 2019, and December 31, 2018, respectively)	-	-
Series J ($0.0001 par value; 0 and 8,333 shares authorized, 0 and 4,313 issued and outstanding as of December 31, 2019, and December 31, 2018, respectively)	-	-
Series K ($0.0001 par value; 0 and 83,333 shares authorized, 0 and 77,124 issued and outstanding, as of December 31, 2019, and December 31, 2018, respectively)	-	8
Series L ($0.0001 par value; 0 and 6,667 shares authorized, 0 and 2,000 issued and outstanding as of December 31, 2019, and December 31, 2018, respectively)	-	-
Common stock, ($0.0001 par value; 50,000,000 shares authorized, 121,216 shares issued and outstanding as of December 31, 2019, and 62,435 outstanding at December 31, 2018, respectively)	12	6
Additional paid-in capital	11,757,027	11,120,193
Accumulated deficit	(11,115,178)	(9,735,422)
Accumulated other comprehensive loss	(2,152)	(6,172)
Total Stockholders’ Equity	639,709	1,378,715

Total Liabilities and Stockholders’ Equity	$2,427,312	$2,435,002

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2019	2018

Net sales	$5,869,558	$5,726,572
Cost of sales	4,646,180	4,691,748

Gross profit	1,223,378	1,034,824

Operating expenses:
Selling, general and administrative	761,237	664,819
Salaries, wages and payroll taxes	732,498	741,584
Stock-based compensation	-	219,518
Professional fees	565,643	249,675
Depreciation and amortization	275,328	288,864
Total operating expenses	2,334,706	2,164,460

Loss from other expenses and income taxes	(1,111,328)	(1,129,636)

Other (income) expense:
Interest earned	(1,616)	-
Interest expense	293,495	110
Foreign currency exchange rate variance	40,802	56,426
Gain on debt extinguishment	(134,677)	-
Change in fair value of derivative instruments, net	69,677	-
Total other expense	267,681	56,536

Loss before provision for income taxes	(1,379,009)	(1,186,172)

Provision for income taxes	747	8,534

Net loss	(1,379,756)	(1,194,706)

Comprehensive loss:
Net loss	(1,379,756)	(1,194,706)
Foreign currency translation adjustments	4,020	(5,773)
Comprehensive loss	$(1,375,736)	$(1,200,479)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	106,175	62,435
Basic and diluted net (loss) per share	$(13.00)	$(19.14)

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2019

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2018			222	-	127,578	12

Sale of Preferred stock Series J	-	-	-	-	-	-
Sale of Preferred stock Series L	-	-	-	-	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2018	-	$-	222	$-	127,578	$12

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	(222)	-	(123,526)	(12)
Preferred shares converted to common	-	-	-	-	(4,052)	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2019	-	$-	-	$-	-	$-

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2019

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2018	192,807	19	344,947	34	23,333	2

Sale of Preferred stock Series J	-	-	-	-	-	-
Sale of Preferred stock Series L	-	-	-	-	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
	-	-	-	-	-	-

Balance, December 31, 2018	192,807	$19	344,947	$34	23,333	$2

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(147,577)	(15)	-	-	(23,333)	(2)
Preferred shares converted to common	(45,230)	(4)	(344,947)	(34)	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2019	-	$-	-	$-	-	$-

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2019

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2018	346,840	35	916	-	3,274	-

Sale of Preferred stock Series J	-	-	-	-	-	-
Sale of Preferred stock Series L	-	-	-	-	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2018	346,840	35	916	-	3,274	-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(346,840)	(35)	(916)	-	3,274	-
Preferred shares converted to common	-	-	-	-	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2019	-	$-	-	$-	-	$-

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2019

	Preferred Stock - Series J		Preferred Stock - Series K		Preferred Stock - Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2018	2,980	$-	77,124	$8	-	$-

Sale of Preferred stock Series J	1,333	-	-	-	-	-
Sale of Preferred stock Series L	-	-	-	-	2,000	-
Stock-based compensation in connection with options granted	-	-	-	-	-	-
Stock based compensation for options granted	-	-	-	-	-	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2018	4,313	$-	77,124	$8	2,000	-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Common issued for post-split adjustments	-	-	-	-	-	-
Preferred shares converted to note payable	(4,296)	-	(70,571)	(7)	(2,000)	-
Preferred shares converted to common	(17)	-	(6,533)	(1)	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2019	-	$-	-	$-	-	$-

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2019

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, January 1, 2018	62,435	$6	$10,400,565	$(8,540,716)

Sale of Preferred stock Series J	-	-	200,000	-
Sale of Preferred stock Series L	-	-	300,000	-
Stock-based compensation in connection with options granted	-	-	219,518	-
Stock based compensation for options granted	-	-	47,422	-
Imputed interest expense related to related party note payable issued for recapitalization	-	-	110	-
Comprehensive income (loss)	-	-	-	-
Net loss	-	-	-	(1,194,706)

Balance, December 31, 2018	62,435	$6	$11,120,193	$(9,735,422)

Beneficial conversion feature of convertible debt	-	-	805,000	-
Common issued for post-split adjustments	-	-	-	-
Preferred shares converted to note payable	-	-	(168,199)	-
Preferred shares converted to common	35,942	4	35	-
Exercise of options to common	21,619	2	(2)	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(1,379,756)

Balance, December 31, 2019	121,216	$12	$11,757,027	$(11,115,178)

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2019

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance January 1, 2018	$(399)	$1,859,566

Sale of Preferred stock Series J	-	200,000
Sale of Preferred stock Series L	-	300,000
Stock based compensation for options granted	-	219,518
Imputed interest expense related to related party note payable issued for recapitalization	-	110
Comprehensive income (loss)	(5,773)	(5,773)
Net loss	-	(1,194,706)

Balance, December 31, 2018	$(6,172)	$1,378,715

Beneficial conversion feature of convertible debt	-	805,000
Common issued for post-split adjustments	-	-
Preferred shares converted to note payable	-	(168,270)
Preferred shares converted to common	-	-
Exercise of options to common	-	-
Comprehensive loss	4,020	4,020
Net loss	-	1,379,756

Balance, December 31, 2019	$(2,152)	$639,709

See accompanying notes to consolidated financial statements

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,379,756)	$(1,194,706)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	250,328	263,864
Amortization of intangible asset	25,000	25,000
Amortization of right of use	9,552	-
Impairment of other asset	50,000	-
Amortization of convertible debt, net	257,445	-
Stock based compensation	-	219,518
Change in fair value of derivative liabilities	69,677	-
Gain on debt extinguishment	(134,677)	-
Imputed interest	-	110
Convertible debt issued for services	113,000	-
Changes in operating assets and liabilities:
Accounts receivable	(73,827)	123,968
Inventory	(97,274)	63,870
Unbilled revenue	11,029	80,528
Prepaid expense	(16,670)	2,435
Other current assets	(53,073)	4,500
Lease liabilities	(12,374)	-
Accounts payable and accrued liabilities	289,751	18,781
Provision for income taxes	11,160	(1,765)
Contract liabilities	21,506	(196,288)
Net cash used in operating activities	(659,203)	(590,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(70,194)	(30,331)
Net cash used in investing activities	(70,194)	(30,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) related party, net	12,044	32,029
Proceeds from issuance of preferred stock	-	500,000
Proceeds from (repayments to) note payable	(46,422)	-
Proceeds of convertible debt	757,000	-
Repayments from convertible notes payable	(87,778)	-
Proceeds from (repayments to) line of credit	24,483	-
Net cash provided by financing activities	659,327	532,029

Effect of exchange rate on cash	2,544	(1,951)

Net increase in cash	(67,526)	(90,438)
Cash beginning of year	142,888	233,326
Cash end of year	$75,362	$142,888

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$20,270	$-
Income tax	$-	$5,099
NON-CASH ADJUSTMENTS DURING THE YEAR
Beneficial conversion feature on convertible debt	$805,000	$-
Long term debt issued in exchange for preferred stock	$168,270	$-
Obtaining right of use asset for lease liability	$86,377	$-

See accompanying notes to consolidated financial statements

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Orbsat Corp (the “Company”) was formerly Great West Resources, Inc., a Nevada corporation. The Company is a provider of satellite-based hardware, airtime and related services both in the United States and internationally. The Company’s principal focus is on growing the Company’s existing satellite-based hardware, airtime and related services business line and developing the Company’s own tracking devices for use by retail customers worldwide.

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For accounting purposes, this transaction was accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with GTCL considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Company was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTCL and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. See Note 12 - Stockholders Equity.

On August 19, 2019, we effected a reverse split in 1-for-15 ratio as applied to our common stock and preferred stock, as well as the number of authorized shares for both classes. As of December 31, 2019, we had 121,216 shares issued and outstanding post-split. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the most recently completed reverse split. See Note 12 - Stockholders Equity.

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

The remaining liabilities for discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel-efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019	December 31, 2018
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$(112,397)	$(112,397)

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2019, and 2018, there is an allowance for doubtful accounts of $3,187 and $17,887, respectively.

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

Prepaid expenses

Prepaid expenses amounted to $18,596 and $1,926 at December 31, 2019 and 2018, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements and product costs associated with deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the year ended December 31, 2019 closing rate at 1.3262 US$: GBP, yearly average rate at 1.276933 US$: GBP, for the year ended 2018 closing rate at 1.274700 US$: GBP, average rate at 1.296229 US$: GBP.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract liabilities is shown separately in the consolidated balance sheets as current liabilities. At December 31, 2019, we had contract liabilities of approximately $41,207. At December 31, 2018, we had contract liabilities of approximately $19,701.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge of $50,000 and $0, during the years ended December 31, 2019 and 2018, respectively.

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended December 31, 2019 and 2018 were $250,328 and $ 263,864, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended December 31, 2019 and December 31, 2018, respectively.

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

Conversion feature derivative liability
Balance at January 1, 2019	$-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Derivative Liability	(65,000)
Change in fair value included in earnings	(36,925)
Balance at December 31, 2019	$-

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to ASC Topic 718, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. Further, ASC Topic 718, provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, such as the repricing of share options, which would revalue those options and the accounting for the cancellation of an equity award whether a replacement award or other valuable consideration is issued in conjunction with the cancellation. If not, the cancellation is viewed as a replacement and not a modification, with a repurchase price of $0.

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.61 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the fiscal years ending December 31, 2019 and December 31, 2018, there were no additional expenditures on research and development.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity. For the Company, comprehensive loss for the years ended December 31, 2019 and 2018 included net loss and unrealized losses from foreign currency translation adjustments.

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

The following are dilutive common stock equivalents during the year ended:

	December 31, 2019	December 31, 2018
Convertible preferred stock	-	147,649
Convertible notes payable (1)	8,050,000	-
Stock Options	39,044	79,044
Stock Warrants	4,000	4,000
Total	8,093,044	230,693

(1) 8,050,000 shares of our common stock issuable upon conversion of $805,000 of Convertible Notes Payable as of December 31, 2019, not accounting for 4.99% beneficial ownership limitations.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net loss	$(1,379,756)	$(1,194,706)
Preferred shares redemption adjustment	$201,924	$-
Net loss available to common shareholders	$(1,177,832)	$-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	106,175	62,435
Loss applicable to common shareholders per share	$(11.09)	$(19.14)

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for liability of 1.3262 or $33,866. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At December 31, 2019, the Company had current and long-term operating lease liabilities of $29,237 and $51,620, respectively, and right of use assets of $83,679.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2019, the Company had an accumulated deficit of approximately $11,115,178, negative working capital of approximately $567,022 and net loss of approximately $1,379,756 during the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORIES

At December 31, 2019 and 2018, inventories consisted of the following:

	December 31, 2019	December 31, 2018
Finished goods	$366,298	$269,024

Less reserve for obsolete inventory	-	-
Total	$366,298	$269,024

For the years ended December 31, 2019 and 2018, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $18,596 and $1,926 at December 31, 2019 and 2018, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2019	December 31, 2018
Office furniture and fixtures	$10,066	$76,907
Computer equipment	47,646	30,678
Rental equipment	75,470	66,090
Appliques	2,160,096	2,160,096
Website development	36,279	23,061

Less accumulated depreciation	(988,370)	(836,987)

Total	$1,341,187	$1,519,845

Depreciation expense was $250,328 and $263,864 for the year ended December 31, 2019 and 2018, respectively.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization of customer contracts are included in depreciation and amortization. For the year ended December 31, 2019, the Company amortized $25,000. Future amortization of intangible assets is as follows:

2020	$25,000
2021	25,000
2022	25,000
2023	25,000
2024 and thereafter	50,000
Total	$125,000

On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.61 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. The design is in need of further enhancements, before the Company can include it in its existing product lines. Upon receipt of sufficient additional capital, the Company intends to complete the launch of its new tracking design. The Company has recorded an impairment of $50,000, in relation to this other asset, as it has not received funding to date to launch the design.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Accounts payable	$901,244	$625,157
Rental deposits	14,381	22,991
Customer deposits payable	46,089	37,099
Accrued wages & payroll liabilities	1,965	14,807
Property tax payable	2,770	31,955
VAT liability & sales tax payable	64,051	47,875
Pre-merger accrued other liabilities	65,948	65,948
Accrued interest	35,462	-
Accrued other liabilities	32,307	28,634
Total	$1,164,217	$874,466

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT

On October 9, 2019, Orbital Satcom Corp., entered into a short-term loan agreement for $29,000, with Amazon. The one-year term loan is paid monthly, has an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the years ended December 31, 2019 and 2018, the Company recorded interest expense of $574 and $0, respectively. The short-term line of credit balance as of December 31, 2019 and 2018, was $24,483 and $0.

NOTE 9 – NOTE EXCHANGE AGREEMENT

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

For the year ended December 31, 2019, the Company repaid $46,422 of the notes, leaving a balance of $121,848 as long-term notes payable. For the years ended December 31, 2019 and 2018, the Company recorded interest in relation to the note of $4,907 and $0, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable – current portion

On January 14, 2019, under the terms of a Securities Purchase Agreement, we issued a Convertible Promissory Note in the amount of $65,000 (the “Note”) to Power Up Lending Group Ltd. (“Power Up”). The Note bears interest at a rate of twelve percent (12%) per year and is due one (1) year from the date of issue. Beginning 180 days from the issue date, the Note is convertible into our common stock at a price equal to 61% of the Market Price, which is defined as the lowest trading price for our common stock during the 15 trading days prior to the conversion notice. Conversions under the Note are limited such that the holder may not convert the Note to the extent that the number of shares of common stock issuable upon the conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of our outstanding shares of common stock. In the event of any default, the Note will bear interest at a rate of 22% per year. The Note may be pre-paid at a premium for the first 150 days after issue, with the pre-payment amount ranging from 115% of the balance to 140% of the balance. After 150 days from issue, pre-payment of the Note is not allowed. On May 14, 2019, the Company repaid the convertible note payable, an aggregate of $87,778, representing principal of $65,000, prepayment penalty of $20,257 and accrued interest of $2,522. The Company has paid the debenture in cash and not converted the note to its common stock, any note amortization and derivative liabilities have been reversed. The interest and the prepayment penalty are reflected on the statement of operations as interest expense.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, outstanding balance of the current portion of convertible notes payable was $0. For the years ended December 31, 2019 and 2018, we recorded interest expense in relation to this note payable of $87,778 and $0, which includes a $20,257 pre-payment penalty.

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

The Notes bear interest at a rate of 6% per annum, simple interest, and mature on the third anniversary of the Issue Date (the “Maturity Date”), to the extent that the Notes and the principal amounts and any interest accrued thereunder (the “Indebtedness”) have not been converted into shares of common stock of the Company. Interest on the Notes will accrue on a simple interest, non-compounded basis and will be added to the principal amounts on the Maturity Date or such earlier date as may be due upon an Event of Default (as defined below), at which time all Indebtedness will be due and payable, unless earlier converted into Conversion Shares (as defined below). In the event that any amount due under the Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the Notes other than as required by the Agreement. The Notes are general, unsecured obligations of the Company. The proceeds of the Notes will be used to repay certain outstanding indebtedness of the Company and for general corporate purposes. For the years ended December 31, 2019 and 2018, the Company recorded simple interest expense of $30,568 and $0, respectively.

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

In comparison to the fair market value of the common stock on May 14, 2019, and the fixed effective conversion rate of $0.10 per common share, the lesser amount of the conversion feature or debt was $805,000 and presented a beneficial conversion feature. Thus, the Company recorded a discount on the debt of $805,000 with a corresponding increase to additional paid in capital. For the year ended December 31, 2019, we amortized the discount on the debt, to interest expense of $169,668, resulting in a balance of unamortized discount notes payable of $635,333.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE LIABILITIES

The current portion of the convertible notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings for the three months ended March 31, 2019. On May 14, 2019, due to the cash repayment any derivative liability was fair valued at repayment date and a gain was recorded for the reversal of derivative liability.

Conversion feature derivative liability
Balance at January 1, 2019	-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Change in fair value included in earnings	32,752
Derivative liability reversed	(134,677)
Balance at December 31, 2019	$-

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

December 31, 2019
Expected volatility	328%
Expected term - years	0.79
Risk-free interest rate	2.57%
Expected dividend yield	-%

NOTE 12 - STOCKHOLDERS’ EQUITY

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share, as of December 31, 2019.

Preferred Stock

As of December 31, 2019, there were 3,333,333 shares of Preferred Stock authorized.

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L convertible preferred stock authorized, and no shares issued and outstanding.

Common Stock

As of December 31, 2019, and 2018, there were 50,000,000 shares of Common Stock authorized; 121,216 and 62,435 shares issued and outstanding, respectively.

On January 18, 2019, we issued a total of 21,621 common shares via a cashless exercise of employee stock options. David Phipps exercised 21,667 options and two employees exercised 18,333 options, both through a cashless exercise. The Company withheld newly acquired shares pursuant to the exercise of the Option. The amount of common stock issued is calculated by using [Number of Options Exercising] minus [Exercise Price] * [Number of Options Exercising] divided by [Prior Close OSAT Market Price].

On April 9, 2019, we issued an aggregate of 7,798 shares of common stock upon the conversion of 4,052 shares of Series C Preferred Stock, 43,667 shares of Series D Preferred Stock and 2,569 shares of Series K Preferred Stock.

On April 22, 2019, we issued an aggregate of 2,780 shares of common stock upon the conversion of 17 shares of Series J Preferred Stock and 3,868 shares of Series K Preferred Stock.

On May 21, 2019, we issued an aggregate of 22,846 shares of common stock upon the conversion of 342,691 shares of Series E Preferred Stock.

On May 20, 2019, we issued an aggregate of 209 shares of common stock upon the conversion of 1,563 shares of Series D Preferred Stock.

On July 15, 2019, we issued an aggregate of 1,840 shares of common stock upon the conversion of 2,256 shares of Series E Preferred Stock. 33 shares of Series I Preferred Stock and 667 shares of Series L Preferred Stock.

On August 27, 2019, we issued 1,687 shares of common stock in connection with the rounding up of fractional shares of common stock, in relation to the 1:15 reverse stock split.

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 16, 2016, the Company issued options to Mr. Phipps, to purchase up to 4,444 shares of common stock. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $22.50 per share, vest immediately, and have a term of ten years. The 4,444 options were valued on the grant date at approximately $42.75 per option or a total of $190,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $42.75 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 872%, expected term of 10 years, and a risk-free interest rate of 1.0500%. In connection with the stock option grant, the Company recorded stock-based compensation for the year ended December 31, 2016 of $190,000, respectively.

On May 26, 2017, the Company issued 2,222 options to Mr. Phipps, 1,667 options to Theresa Carlise, 556 options to Hector Delgado, its Director and 8,889 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $22.50 per share, vest immediately, and have a term of ten years. The 13,333 options were valued on the grant date at approximately $45.00 per option or a total of $600,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $45.00 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, for the years ended December 31, 2017, the Company recorded stock-based compensation of $600,000.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018, the Company recorded total stock-based compensation of $0 and $219,518, respectively.

Stock options outstanding at December 31, 2019, as disclosed in the below table have approximately $115,180 of intrinsic value at the end of the period.

A summary of the status of the Company’s outstanding stock options and changes during the years ended December 31, 2019 and 2018, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2018	19,044	$29.25	9.01
Granted	73,750	$7.50	4.35
Exercised	-	$-	-
Forfeited	-	$-	-
Cancelled	(13,750)	$23.10	2.50
Balance outstanding at December 31, 2018	79,044	$9.90	5.56
Options exercisable at December 31, 2018	79,044
Weighted average fair value of options granted during the period		$7.50

Balance at January 1, 2019	79,044	$9.90	5.56
Granted	-	$-	-
Exercised	(40,000)	$2.41	4.72
Forfeited	-	$-	-
Cancelled	-	$-	-
Balance outstanding at December 31, 2019	39,044	$17.49	5.16
Options exercisable at December 31, 2019	39,044	$17.49	5.16
Weighted average fair value of options granted during the period		$-	-

A summary of the status of the Company’s outstanding stock warrants and changes during the years ended December 31, 2019 and 2018, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2018	-	$-	-
Granted	4,000	60.00	2.37
Exercised	-	-	-
Forfeited
Cancelled	-	-	-
Balance at December 31, 2018	4,000	$60.00	2.37

Balance at January 1, 2019	4,000	$60.00	2.37
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2019	4,000	$60.00	1.37

As of December 31, 2019 and 2018, there were 4,000 stock warrants outstanding.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $3.7 million at December 31, 2019, expiring through the year 2036, generally.

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

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, or possibly eliminated, based on the Code. The Company has also, not completed its review of NOL’s pertaining to years the Company was known as “Silver Horn Mining Ltd.” and “Great West Resources, Inc.”, which may not be available due to IRC Section 382 and because of a change in business line that may eliminate NOL’s associated with ““Silver Horn Mining Ltd.” and “Great West Resources, Inc.” The company has also not reviewed the impact relating to “Recent Events” for its IRC Section 382 possible NOL’s limitation.

The table below summarizes the differences between the Company’s effective tax rate of 25% and the statutory federal rate as follows for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Tax expense (benefit) computed at “expected” statutory rate	$(301,668)	$(222,448)
State income taxes, net of benefit	(62,488)	(46,078)
Permanent differences:
Stock based compensation and consulting	56,901	(52,316)
Loss (gain) from change in fair value of derivative liability		-
Other	45,466	(3,648)
Valuation allowance		219,858
Net income tax expense/(benefit)	$(261,789)	$-

The Company’s wholly owned subsidiary, GTCL, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Its estimated tax liability for December 31, 2019 and 2018 is approximately $747 and $23,459, respectively.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2019		December 31, 2018
Deferred tax assets:
Net operating loss carryforward		$962,909	$947,937

Total deferred tax assets		$962,909	$947,937

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$		$-
Total deferred tax liabilities	$		$-

Net deferred tax asset before valuation allowance		$962,909	$947,937
Less: valuation allowance		(962,909)	(947,937)
Net deferred tax asset		$-	$-

The net operating loss carryforward increased from $947,937 at December 31, 2018 to $2,766,508 at December 31, 2019. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2019 and 2018, due to the uncertainty of realizing the deferred income tax assets.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Previously the Company had a two-year Executive Employment Agreement with Mr. Phipps, effective January 1, 2016 (the “Original Phipps Agreement”). Under the Original Phipps Agreement, Mr. Phipps agreed to serve as the Company’s Chief Executive Officer and President and received an annual base salary equal to the sum of $144,000 and £48,000, or $61,293 at the yearly conversion rate of 1.276933. Mr. Phipps was also eligible for bonus compensation in an amount equal to up to fifty (50%) percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee, if any, or Board and equity awards as may be approved in the discretion of the Compensation Committee or Board. On January 1, 2018, the Original Phipps Agreement automatically renewed for another year.

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 13, 2020, the Company and David Phipps and Theresa Carlise, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, executed waivers of the provisions in their respective employment agreement requiring prior written notice of non-renewal to the other party. As a result, their respective employment terms with the Company will not be automatically extended as set forth in such employment agreements and will terminate as of June 14, 2020.

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

Lease Agreement

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England for £2,128 per month, or $2,717 per month at the yearly average conversion rate of 1.276933, or $2,822 using exchange rate close at December 31, 2019 of 1.3262. The lease has been renewed until July 23, 2022.

Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities during the year ended December 31, 2019 was 6.00%, derived from borrowing rate, as obtained from the Company’s current lenders. Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2019, we have not recognized any impairment losses for our ROU assets.

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

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019, the Company had current and long-term operating lease liabilities of $29,237 and $51,620, respectively, and right of use assets of $83,679.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Minimum
Lease
Years Ending December 31,	Payment
Remainder of 2019	$8
2020	31
2021	31
2022	18
Total undiscounted future non-cancelable minimum lease payments	88
Less: Imputed interest	-
Present value of lease liabilities	$88
Weighted average remaining term	2.8

In the Company’s financial statements for periods prior to January 1, 2019, the Company accounts for leases under ASC 840, and provides for rent expense on a straight-line basis over the lease terms. Net rent expense for the years ended December 31, 2019 and 2018 were $31,563 and $27,851, respectively.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company entered into a note for $122,536 from the Company’s Chief Executive Officer as part of the Share Exchange Agreement on February 15, 2015. On May 11, 2018, the balance of $5,768, was paid in full. As of December 31, 2019, the accounts payable due to related party includes; advances for inventory and services due to David Phipps of $43,403, accrued director fees of $5,000 due to Hector Delgado, Director and service and fees due to Theresa Carlise of $2,668. Total related party payments due as of December 31, 2019 and December 31, 2018 are $51,071 and $39,027, respectively. Those related party payable are non-interest bearing and due on demand.

The Company’s UK subsidiary, GTCL has an overadvance line of credit with HSBC, for working capital needs. The overadvance limit is £25,000 or $33,155 at an exchange rate of 1.3262, with interest at 5.50% over Bank of England’s base rate or current rate of 6.25% variable. The advance is guaranteed by David Phipps, the Company’s Chief Executive Officer. The Company has two American Express accounts, for Orbital Satcom Corp. and GTCL, of which are in the name of David Phipps, who personally guarantees the balance owed.

The Company employs two individuals who are related to Mr. Phipps, of which earned gross wages totaling $66,925 and $72,312 for the years ended December 31, 2019 and 2018, respectively.

ORBSAT CORP AND SUBSIDIARIES FKA: ORBITAL TRACKING CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONCENTRATIONS

Customers:

Amazon accounted for 56.9% and 37.3% of the Company’s revenues during the years ended December 31, 2019 and 2018, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018

Network Innovations	$1,431,075	30.1%	$2,002,733	42.8%
Garmin	$647,360	13.6%	$589,529	12.2%
Globalstar Europe	$568,006	12.0%	$610,933	12.7%
Cygnus Telecom	$525,231	11.1%	$457,871	9.5%

Geographic:

The following table sets forth revenue as to each geographic location, for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018

Europe	$4,152,218	70.7%	$3,841,332	67.1%
North America	1,162,869	19.8%	1,282,494	22.4%
South America	42,212	0.7%	227,280	4.0%
Asia & Pacific	414,725	7.1%	317,699	5.5%
Africa	46,783	0.8%	58,096	1.0%
	$5,869,558		$5,726,901

NOTE 16 – SUBSEQUENT EVENTS

On January 31, 2020, the Company issued an aggregate of 36,294 shares of common stock upon the conversion of convertible debt, as issued on May 13, 2019, in the amount of $3,629.

On February 10, 2020, the Company issued an aggregate of 25,421 shares of common stock upon the conversion of convertible debt, as issued on May 13, 2019, in the amount of $2,542.

On February 11, 2020, the Company issued an aggregate of 23,580 shares of common stock upon the conversion of convertible debt, as issued on May 13, 2019, in the amount of $2,358.

On February 18, 2020, the Company issued an aggregate of 13,192 shares of common stock upon the conversion of convertible debt, as issued on May 13, 2019, in the amount of $1,319.

On February 19, 2020, the Company issued an aggregate of 4,468 shares of common stock upon the conversion of convertible debt, as issued on May 13, 2019, in the amount of $447.

On March 9, 2020, the Company issued an aggregate of 10,305 shares of common stock upon the conversion of convertible debt, as issued on May 13, 2019, in the amount of $1,031.

On March 13, 2020, Orbsat Corp and David Phipps and Theresa Carlise, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, executed waivers of the provisions in their respective employment agreement requiring prior written notice of non-renewal to the other party. As a result, their respective employment terms with the Company will not be automatically extended as set forth in such employment agreements and will terminate as of June 14, 2020.

