Form 10-Q
period 2020-03-31
ORBSAT CORP
filed 2020-05-15
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 15, 2020
Common Stock, $0.0001 par value	241,892

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2020 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$138,078	$75,362
Accounts receivable, net	172,308	244,353
Inventory	443,984	366,298
Unbilled revenue	70,683	76,051
Prepaid expenses	5,944	18,596
Other current assets	20,177	96,786
Total current assets	851,174	877,446

Property and equipment, net	1,282,216	1,341,187
Right of use	71,740	83,679
Intangible assets, net	118,750	125,000

Total assets	$2,323,880	$2,427,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,284,926	$1,164,217
Contract liabilities	36,071	41,207
Related party payable	71,607	51,071
Line of credit	17,257	24,483
Lease liabilities - current	27,457	29,237
Provision for income taxes	20,526	21,856
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,570,241	1,444,468

Long term liabilities:
Convertible debt, net of discount, unamortized, $560,496 and $635,333, respectively	233,178	169,667
Note payable	121,848	121,848
Lease liabilities – long term	41,632	51,620
Total Liabilities	1,966,899	1,787,603

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 3,333,333 shares authorized
Common stock, ($0.0001 par value; 50,000,000 shares authorized, 234,476 shares issued and outstanding as of March 31, 2020 and 121,216 outstanding at December 31, 2019, respectively)	23	12
Additional paid-in capital	11,768,342	11,757,027
Accumulated (deficit)	(11,400,038)	(11,115,178)
Accumulated other comprehensive (income) loss	(11,346)	(2,152)
Total stockholders’ equity	356,981	639,709

Total liabilities and stockholders’ equity	$2,323,880	$2,427,312

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHNSIVE LOSS

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Net sales	$1,468,103	$1,298,371

Cost of sales	1,120,102	1,052,442

Gross profit	348,001	245,929

Operating expenses:
Selling, general and administrative	157,206	139,003
Salaries, wages and payroll taxes	195,642	173,319
Professional fees	114,889	103,195
Depreciation and amortization	71,504	67,214
Total operating expenses	539,241	482,731

(Loss) before other expenses and income taxes	(191,240)	(236,802)

Change in fair value of derivative instruments, net	-	36,925
Interest expense	91,253	19,219
Foreign currency exchange rate variance	2,367	14,677
Total other income	93,620	70,821

Net loss	$(284,860)	$(307,623)

Comprehensive Income:
Net loss	$(284,860)	$(307,623)
Foreign currency translation adjustments	(9,194)	(181)
Comprehensive loss	$(294,054)	$(307,804)

Net loss Per Share - Basic & Diluted	$(2.43)	(3.87)
Weighted average common shares outstanding - Basic & Diluted	121,216	79,540

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2020	-	$-	-	$-	-	$-

For the Three Months Ended March 31, 2019

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	-	$-	222	$-	127,578	$13

Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2019	-	$-	222	$-	127,578	$13

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2020	-	$-	-	$-	$-	$-

For the Three Months Ended March 31, 2019

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	192,807	$19	344,947	$34	23,333	$2

Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2019	192,807	$19	344,947	$34	$23,333	$2

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2020	-	$-	-	$-	-	$-

For the Three Months Ended March 31, 2019

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	346,840	$35	916	$-	3,274	$-

Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2019	346,840	$35	916	$-	3,274	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020

	Preferred Stock - Series J		Preferred Stock - Series K		Preferred Stock - Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2020	-	$-	-	$-	-	$-

For the Three Months Ended March 31, 2019

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	4,313	$-	77,124	$8	2,000	$-

Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2019	4,313	$-	77,124	$8	2,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2019	121,216	$12	$11,757,027	$(11,115,178)

Issuance common stock from convertible debt	113,260	11	11,315	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(284,860)

Balance, March 31, 2020	234,476	$23	$11,768,342	$(11,400,038)

For the Three Months Ended March 31, 2019

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2018	62,435	$6	$11,120,192	$(9,735,421)

Exercise of options to common	21,619	2	(2)	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(307,623)

Balance, March 31, 2019	84,054	$8	$11,120,190	$(10,043,044)

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2019	$(2,152)	$639,709

Issuance common stock from convertible debt	-	11,326
Comprehensive loss	(9,194)	(9,194)
Net loss	-	(284,860)
Balance, March 31, 2020	$(11,346)	$356,981

For the Three Months Ended March 31, 2019

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2018	$(6,172)	$1,378,715

Exercise of options to common	-	-
Comprehensive loss	(181)	(181)
Net loss	-	(307,623)
Balance, March 31, 2019	$(6,353)	$1,070,911

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(284,860)	$(307,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	65,254	60,964
Amortization of intangible asset	6,250	6,250
Amortization of right to use	11,939	-
Amortization of convertible debt, net	74,837	17,595
Change in fair value of derivative liabilities	-	36,925
Change in operating assets and liabilities:
Accounts receivable	72,045	(38,658)
Inventory	(77,686)	(40,502)
Unbilled revenue	5,368	17,085
Prepaid expense	12,652	1,926
Other current assets	76,609	(1,472)
Accounts payable and accrued liabilities	120,709	124,264
Lease liabilities	(11,939)
Provision for income taxes	(1,330)	248
Contract liabilities	(5,136)	9,161
Net cash provided by (used in) operating activities	64,712	(113,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,933)	-
Net cash used in investing activities	(10,933)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	20,536	17,134
Repayments from line of credit	(7,226)	-
Proceeds of convertible debt	-	65,000
Net cash provided by financing activities	13,310	82,134

Effect of exchange rate on cash	(4,373)	(1,395)

Net increase in cash	62,716	(33,098)
Cash beginning of period	75,362	142,888
Cash end of period	$138,078	$109,790

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-
Non-cash adjustments during the period for
Beneficial conversion feature on convertible debt	$74,837	$-
Conversion of convertible debt into common shares	$11,326	$-
Obtaining right of use asset for lease liability	$11,939	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the three months ending March 31, 2020, are not necessarily indicative of the results for the remainder of the fiscal year. The consolidated financial statements as of December 31, 2019, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of Orbsat Corp F/K/A/ Orbital Tracking Corp. (the “Company”) for the year ended December 31, 2019, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. The consolidated balance sheet as of December 31, 2019 was derived from those financial statements.

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

.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2020, and 2019, there is an allowance for doubtful accounts of $5,300 and $0, respectively.

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

Prepaid expenses

Prepaid expenses amounted to $5,944 and $18,596, at March 31, 2020 and December 31, 2019, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements and product costs associated with deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the three months ended March 31, 2020, closing rate at 1.245481 US$: GBP, quarterly average rate at 1.281097 US$: GBP, for the three months ended March 31, 2019, closing rate at 1.304251 US$: GBP, quarterly average rate at 1.3064 US$: GBP, for the year ended 2019 closing rate at 1.3262 US$: GBP, average rate at 1.276933 US$: GBP.

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

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At March 31, 2020 and December 31, 2019, we had contract liabilities of approximately $36,071 and $41,207.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge of $0 and $50,000, during the three months ended March 31, 2020 and for the year ended December 31, 2019, respectively.

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

Depreciation expense for the three months ended March 31, 2020 and 2019 were $65,254 and $60,965, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2020 and March 31, 2019, respectively.

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

The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.61 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the three months ended March 31, 2020 and 2019, there were no additional expenditures on research and development.

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

The following are dilutive common stock equivalents during the year ended:

	March 31, 2020	March 31, 2019
Convertible preferred stock	-	147,649
Convertible notes payable (1)	7,936,740	-
Stock Options	39,044	79,044
Stock Warrants	4,000	4,000
Total	7,979,784	230,693

(1) 7,936,740 shares of our common stock issuable upon conversion of $793,674 of Convertible Notes Payable as of March 31, 2020, not accounting for 4.99% beneficial ownership limitations.

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

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Net loss	$(284,860)	$(1,379,756)
Preferred shares redemption adjustment	$-	$201,924
Net loss available to common shareholders	$(284,860)	$(1,177,832)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	121,216	106,175
Loss applicable to common shareholders per share	$(2.43)	$(11.09)

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

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for the three months ended March 31, 2020, for liability of 1.245481 or $31,805. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At March 31, 2020, the Company had current and long-term operating lease liabilities of $27,457 and $41,632, respectively, and right of use assets of $71,740.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2020, the Company had an accumulated deficit of $11,400,038, negative working capital of $719,067 and net loss of $284,860 during the three months ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At March 31, 2020 and December 31, 2019, inventories consisted of the following:

	March 31, 2020	December 31, 2019
Finished goods	$443,984	$366,298
Less reserve for obsolete inventory	-	-
Total	$443,984	$366,298

For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $5,944 at March 31, 2020 and $18,596 at December 31, 2019, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2020 and December 31, 2019, property and equipment, net of fully depreciated assets, consisted of the following:

	March 31, 2020	December 31, 2019
Office furniture and fixtures	$9,453	$10,066
Computer equipment	36,581	47,646
Rental equipment	58,698	75,470
Appliques	2,160,096	2,160,096
Website development	44,851	36,279

Less accumulated depreciation	(1,027,463)	(988,370)

Total	$1,282,216	$1,341,187

Depreciation expense was $65,254 and $60,965 for the three months ended March 31, 2020 and 2019, respectively.

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

Amortization of customer contracts are included in depreciation and amortization. For the three months ended March 31, 2020 and 2019, the Company amortized $6,250, respectively. Future amortization of intangible assets is as follows:

2020	18,750
2021	25,000
2022	25,000
2023	25,000
2024 and thereafter	25,000
Total	$118,750

On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the three months ended March 31, 2020 and 2019, there were no additional expenditures on research and development.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accounts payable	$1,028,760	$901,244
Rental deposits	9,243	14,381
Customer deposits payable	46,618	46,089
Accrued wages & payroll liabilities	1,927	1,965
Property tax payable	-	2,770
VAT liability & sales tax payable	50,964	64,051
Pre-merger accrued other liabilities	65,948	65,948
Accrued interest	51,466	35,462
Accrued other liabilities	30,000	32,307
Total	$1,284,926	$1,164,217

NOTE 8 – LINE OF CREDIT

On October 9, 2019, Orbital Satcom Corp., entered into a short-term loan agreement for $29,000, with Amazon. The one-year term loan is paid monthly, has an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $467 and $0, respectively. The short-term line of credit balance as of March 31, 2020 and 2019, was $17,257 and $0.

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

During the fiscal year ended December 31, 2019, the Company repaid $46,422 of the notes, leaving a balance of $121,848 as long-term notes payable. For the three months ended March 31, 2020, the Company recorded interest in relation to the note of $1,836.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020, and 2019, outstanding balance of the current portion of original issue discount convertible notes payable was $0 and $84,500, respectively, which includes a $20,257 pre-payment penalty. The amortization of the debt discount amounted to $17,595 for the three months ended March 31, 2019 and is recorded on the statement of operations as interest expense.

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

The Notes bear interest at a rate of 6% per annum, simple interest, and mature on the third anniversary of the Issue Date (the “Maturity Date”), to the extent that the Notes and the principal amounts and any interest accrued thereunder (the “Indebtedness”) have not been converted into shares of common stock of the Company. Interest on the Notes will accrue on a simple interest, non-compounded basis and will be added to the principal amounts on the Maturity Date or such earlier date as may be due upon an Event of Default (as defined below), at which time all Indebtedness will be due and payable, unless earlier converted into Conversion Shares (as defined below). In the event that any amount due under the Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the Notes other than as required by the Agreement. The Notes are general, unsecured obligations of the Company. The proceeds of the Notes will be used to repay certain outstanding indebtedness of the Company and for general corporate purposes. For the three months ended March 31, 2020 and 2019, the Company recorded simple interest expense of $14,113 and $0, respectively.

The holders of the Notes (the “Holders”) have an optional right of conversion. A Holder may elect to convert its Note, and all of the Indebtedness outstanding as of such time, into the number of fully paid and non-assessable shares of Common Stock (the “Conversion Shares”) as determined by dividing the Indebtedness by $0.10, subject to certain adjustments, but excluding adjustment for a reserve stock split of no more than 1:20 contemplated by the Company at the Issue Date. The optional right of conversion is subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion. For the three months ended March 31, 2020, the Holders converted $11,326 of the convertible debt to common stock, resulting in an issuance of 113,260 common shares and the balance of the convertible notes $793,674.

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

For the three months ended March 31, 2020 and 2019, we amortized the discount on the debt, to interest expense of $74,837 and $0, resulting in a balance of unamortized discount notes payable of $560,496.

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

Conversion feature derivative liability
Balance at January 1, 2019	-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Change in fair value included in earnings	32,752
Derivative liability reversed	(134,677)
Balance at March 31, 2020	$-

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share, as of March 31, 2020.

Preferred Stock

As of March 30, 2020, there were 3,333,333 shares of Preferred Stock authorized.

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

As of March 31, 2020, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L convertible preferred stock authorized, and no shares issued and outstanding.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of March 31, 2020, there were 50,000,000 shares of common stock authorized and 234,476 shares issued and outstanding.

On January 30, 2020, the Company issued an aggregate of 18,147 common stock upon the conversion of $1,815 of its convertible debt, at the conversion rate of $0.10 per share.

On January 31, 2020, the Company issued an aggregate of 18,147 common stock upon the conversion of $1,815 of its convertible debt, at the conversion rate of $0.10 per share.

On February 10, 2020, the Company issued an aggregate of 25,421 common stock upon the conversion of $2,542 of its convertible debt, at the conversion rate of $0.10 per share.

On February 11, 2020, the Company issued an aggregate of 23,580 common stock upon the conversion of $2,358 of its convertible debt, at the conversion rate of $0.10 per share.

On February 18, 2020, the Company issued an aggregate of 13,192 common stock upon the conversion of $1,319 of its convertible debt, at the conversion rate of $0.10 per share.

On February 19, 2020, the Company issued an aggregate of 4,468 common stock upon the conversion of $446 of its convertible debt, at the conversion rate of $0.10 per share.

On March 9, 2020, the Company issued an aggregate of 10,305 common stock upon the conversion of $1,031 of its convertible debt, at the conversion rate of $0.10 per share.

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

On May 26, 2017, the Company issued 2,222 options to Mr. Phipps, 1,667 options to Theresa Carlise, 556 options to Hector Delgado, its Director and 8,889 options to certain employees of the Company. The employees are the adult children of our Chief Executive Officer. The options were issued outside of the Company’s 2014 Equity Incentive Plan and are not governed by the 2014 Plan. The options have an exercise price of $122.50 per share, vest immediately, and have a term of ten years. The 13,333 options were valued on the grant date at approximately $45.00 per option or a total of $600,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $45.00 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 736%, expected term of 10 years, and a risk-free interest rate of 1.30%. In connection with the stock option grant, for the years ended December 31, 2017, the Company recorded stock-based compensation of $600,000. For the year ended December 31, 2019 and 2018 the Company recorded stock-based compensation of $219,518 and $0, respectively.

For the three months ended March 31, 2020 and 2019, the Company recorded no stock-based compensation, respectively.

Stock options outstanding at March 31, 2020, as disclosed in the below table, have approximately $110,105 of intrinsic value at the end of the period.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2020	39,044	$17.49	5.16
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2020	39,044	$17.49	4.91
Options exercisable at March 31, 2020	39,044

A summary of the status of the Company’s outstanding warrants and changes during the three months ended March 31, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2020	4,000	$60.00	1.37
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at March 31, 2020	4,000	$60.00	1.12

As of March 31, 2020, and December 31, 2019, there were 4,000 warrants outstanding, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 30, 2020, the accounts payable due to related party includes advances for inventory and services due to David Phipps of $56,065, accrued director fees of $10,000 due to Hector Delgado, Director and service and fees due to Theresa Carlise of $5,542. Total related party payments due as of March 31, 2020 and December 31, 2019 are $71,607 and $51,071, respectively. Those related party payable are non-interest bearing and due on demand.

The Company employs three individuals who are related to Mr. Phipps, of which earned gross wages totaling $24,741 and $18,117 for the three months ended March 31, 2020 and 2019, respectively.

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

Consulting Agreements

On May 13, 2019, the Company entered into two consulting agreements (each, a “Consulting Agreement” and together, the “Consulting Agreements”) with unrelated third parties to provide capital raising advisory services and business growth and development services, each for a term of nine months. In exchange for such services, each consultant will receive (i) a Note in the amount of $44,000 issued pursuant to the Agreement, (ii) a Note in the amount of $12,500 with a maturity of three years bearing interest at a rate of 6% per annum with an optional right of conversion, (iii) payment of a retainer ranging from $10,000 to $30,000, and (iv) monthly payments ranging from $5,000 to $10,000 for nine months. On August 29, 2019, one of the consulting agreements was extended for another three months to expire on February 13, 2020 and the other was extended on September 1, 2019 for another two months and expired on January 13, 2020. For the three months ended March 31, 2020 and 2019, the Company recorded professional fees of $16,290 and $0, respectively, relating to the Consulting Agreements.

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

At March 31, 2020, the Company had current and long-term operating lease liabilities of $27,457 and $41,632, respectively, and right of use assets of $71,740.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Minimum
Lease
Years Ending December 31,	Payment
Remainder of 2020	$30
2021	31
2022	18
Total undiscounted future non-cancelable minimum lease payments	79
Less: Imputed interest	-
Present value of lease liabilities	$79
Weighted average remaining term	2.3

In the Company’s financial statements for periods prior to January 1, 2019, the Company accounts for leases under ASC 840, and provides for rent expense on a straight-line basis over the lease terms. Net rent expense for the three months ended March 31, 2020 and 2019 were $8,075 and $8,231, respectively.

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

NOTE 15 - CONCENTRATIONS

Customers:

Amazon accounted for 56.6% and 36.2% of the Company’s revenues during the three months ended March 31, 2020 and 2019, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2020 and 2019.

	March 31, 2020		March 31, 2019

Globalstar Europe	$136,661	12.0%	$140,736	13.5%
Garmin	$131,266	11.4%	$134,778	13.0%
Network Innovations	$334,292	28.9%	$309,450	29.8%
Cygnus Telecom	$136,761	11.8%	$127,917	12.3%

Geographic:

The following table sets forth revenue as to each geographic location, for the three months ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019

Europe	$999,191	68.1%	$998,854	77.0%
North America	355,781	25.0%	189,466	14.6%
South America	11,127	0.8%	19,791	1.5%
Asia & Pacific	93,504	6.6%	77,949	6.0%
Africa	8,500	0.6%	11,312	0.9%
	$1,468,103		$1,298,371

NOTE 16 - SUBSEQUENT EVENTS

On April 1, 2020, the Company’s UK based subsidiary, GTCL furloughed 6 employees. Under the “Corona Virus Job Retention Scheme”, the furloughed employees will be paid through the Company, reimbursable in an amount equal to 80% of the employees’ wages thru the UK government until June 30, 2020.

On April 20, 2020, the Board of Directors of Orbsat Corp approved for the Corporation’s wholly owned UK subsidiary, Global Telesat Communications Limited, “GTCL”, to enter into a promissory agreement, “COVID Loan”, as offered by the UK government, Coronavirus Business Interruption Loan Scheme, “CBILS” for working capital assistance, for a six year term, with no payments and 0% interest in the first twelve months, interest thereafter at 4% of the Bank of England Base Rate or which is currently 0.10%.

On May 4, 2020, the BCP Council, has awarded a grant of £25,000 to GTCL, under its COVID 19 relief scheme, “Retail, Leisure and Hospitality Relief”. The grant is not a loan and is not to be repaid.

Additionally, on May 5, 2020, the BCP Council, waived the 2020 business rates, for the period starting April 1, 2020 thru March 31, 2021, of approximately £13,224 or $16,941, at the quarterly average exchange rate at March 31, 2020 of 1.281097.

On May 8, 2020, Orbsat Corp, has been approved for the Payroll Protection Program, (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred, at an interest rate of 1%.

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, and the Company’s subsequent public filings with the SEC.

Corporate Information

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

Recent Events

As of March 31, 2020, there were 50,000,000 shares of common stock authorized and 234,476 shares issued and outstanding.

On January 30, 2020, the Company issued an aggregate of 18,147 common stock upon the conversion of $1,815 of its convertible debt, at the conversion rate of $0.10 per share.

On January 31, 2020, the Company issued an aggregate of 18,147 common stock upon the conversion of $1,815 of its convertible debt, at the conversion rate of $0.10 per share.

On February 10, 2020, the Company issued an aggregate of 25,421 common stock upon the conversion of $2,542 of its convertible debt, at the conversion rate of $0.10 per share.

On February 11, 2020, the Company issued an aggregate of 23,580 common stock upon the conversion of $2,358 of its convertible debt, at the conversion rate of $0.10 per share.

On February 18, 2020, the Company issued an aggregate of 13,192 common stock upon the conversion of $1,319 of its convertible debt, at the conversion rate of $0.10 per share.

On February 19, 2020, the Company issued an aggregate of 4,468 common stock upon the conversion of $446 of its convertible debt, at the conversion rate of $0.10 per share.

On March 9, 2020, the Company issued an aggregate of 10,305 common stock upon the conversion of $1,031 of its convertible debt, at the conversion rate of $0.10 per share.

As of March 31, 2020, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L Convertible Preferred Stock authorized, and no shares issued and outstanding.

We had net cash provided by operations of approximately $64,712 during the three months ended March 31, 2020. At March 31, 2020, we had negative working capital of approximately $719,067. Additionally, at March 31, 2020, we had an accumulated deficit of approximately $11,400,038 and stockholder’s equity of $356,981. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

The Company may incur significant delays and/or expenses in addition to, impairing its ability to secure additional financing, relating to the worldwide COVID-19 (coronavirus) pandemic. Beginning in late 2019, there have been reports of the COVID-19 (coronavirus) outbreak originating in China, prompting government-imposed quarantines, closures of certain travel and businesses, which outbreak evolved into a worldwide pandemic in March 2020. It is presently unknown whether and to what extent the Company’s supply chains may be affected if the pandemic persists for an extended period of time. The Company may incur significant delays or expenses relating to such events outside of its control, which could have a material adverse impact on its business, operating results and financial condition. The Company’s reliance on securing additional capital for its public company expenses may be impaired due to the effect on the U.S. financial markets. The inability to obtain appropriate financing, may affect its compliance requirements as a public company. The Company has been using its working capital from its operating subsidiaries, to support its public company expenses. The continued drain on its working capital have forced the Company to incur cutbacks, which may affect its future operating revenue as well as, its ability to continue operations. On April 1, 2020, the Company’s UK based subsidiary, GTCL furloughed 6 employees. Under the “Corona Virus Job Retention Scheme”, the furloughed employees will be paid through the Company, reimbursable in an amount equal to 80% of the employees’ wages thru the UK government until June 30, 2020. On May 4, 2020, the Bournemouth, Christchurch and Poole Council, has awarded a grant of £25,000 to GTCL, under its COVID-19 relief scheme, “Retail, Leisure and Hospitality Relief”. The grant is not a loan and is not to be repaid. Additionally, on May 5, 2020, the Bournemouth, Christchurch and Poole Council, waived the 2020 business rates for the period starting April 1, 2020 thru March 31, 2021, of approximately £13,224 or $16,941, at the quarterly average exchange rate at March 31, 2020 of 1.281097. On May 8, 2020, Orbsat Corp was approved for the Payroll Protection Program, (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. The Company anticipates that the continued demands to provide working capital may require the Company to engage in various cost-cutting measures, including, without limitation, temporary or permanent cutbacks to its personnel, curtailing portion(s) of its operations, etc., which measures are likely to adversely affect the Company's future operations, revenue as well as its ability to continue its current operations.

Results of Operations for the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

Revenue. Sales for the three months ended March 31, 2020, consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the three months ended March 31, 2020, revenues generated were approximately $1,468,103 compared to approximately $1,298,371 of revenues for the three months ended March 31, 2019, an increase in total revenues of $169,732 or 13.1%. Total sales for Global Telesat Communications Ltd. were $953,820 for the three months ended March 31, 2020, as compared to $976,240 for the three months ended March 31, 2019, a decrease of $22,420 or 2.3%. Total sales for Orbital Satcom Corp. were $514,283 for the three months ended March 31, 2020 as compared to $322,131, for the three months ended March 31, 2019, an increase of $192,152 or 59.7%. The Company attributes the increases in revenue to new product lines and significant increases in US Amazon sales, offset by the decrease in exchange rates from GBP:USD.

Cost of Sales. During the three months ended March 31, 2020, cost of revenues increased to $1,120,102 compared to $1,052,442, for the three months ended March 31, 2019, an increase of $67,660 or 6.4%. Gross profit margins during the three months ended March 31, 2020 were 23.7% as compared to 18.9% for the comparable period in the prior year. As indicated by the results for the quarter, our sales margins have increased by 4.8%. However, we cannot be certain that we can maintain the increased margin levels. We expect our cost of revenues as compared with sales growth to continue to increase during fiscal 2020 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, to the extent costs will so increase, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended March 31, 2020, were $539,241, an increase of $56,510 or 11.7%, from total operating expenses for the three months ended March 31, 2019, of $482,731. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $157,206 and $139,003 for the three months ended March 31, 2020 and 2019, respectively, an increase of $18,203 or 13.1%. The fluctuations in the increase, for the three months ended March 31, 2020, are attributable to certain SG&A expenses that fluctuate with sales volatility, increase in Amazon fees as a percentage of sales of 0.9% or $13,673, as well as, an increase in administrative expenses.

Salaries, wages and payroll taxes were $195,642 and $173,319, for the three months ended March 31, 2020 and 2019, respectively, an increase of $22,323, or 12.9%. The increase is a result of an increase in staff and part time employees, for the three months ended March 31, 2020.

Professional fees were $114,889 and $103,195 for the three months ended March 31, 2020 and 2019, respectively, an increase of $11,694, or 11.3%. The increase during the three months ended March 31, 2020 as compared to the same period in 2019, is attributable to professional fees, see Note 14, Commitments and Contingencies, of which agreements expired on February 13, 2020.

Depreciation and amortization expenses were $71,504 and $67,214 for the three months ended March 31, 2020 and 2019, respectively, an increase of $4,290 or 6.4%. The increase was primarily attributable to the addition of fixed assets, from the year ended December 31, 2019 of $70,194, and $10,933 for the three months ended March 31, 2020, offset by fully amortized assets, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2020 and beyond as we expand our operations and begin generating additional revenues under our current business. Similarly, we are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expenses were $93,620 compared to $70,821 during the three months ended March 31, 2020 and 2019, respectively, an increase of $22,799 or 32.2%. The increase is attributable to an increase in interest expense offset by foreign currency exchange variance and change in fair value of derivatives.

Net Loss. We recorded net loss before income tax of $284,860 for the three months ended March 31, 2020 as compared to a net loss of $307,623, for the three months ended March 31, 2019. The increase in the loss is a result of the factors as described above.

Comprehensive Loss. We recorded a loss for foreign currency translation adjustments for the three months ended March 31, 2020 and 2019, of $9,194 and $181, respectively. The fluctuations of the increase/decrease are primarily attributed to the decrease recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2020, we had a cash balance of $138,078. Our working capital is a negative $(719,067) at March 31, 2020.

Our current assets at March 31, 2020 decreased 3.0% from December 31, 2019 and included cash, accounts receivable, prepaid expenses, unbilled revenue, right of use, inventory and other current assets.

Our current liabilities at March 31, 2020 increased 8.7% from December 31, 2019 and included our accounts payable, due to related party, provision for income taxes, contract liabilities, lease liabilities and other liabilities in the ordinary course of our business.

At March 31, 2020, the Company had an accumulated deficit of approximately $11,400,038, negative working capital of approximately $719,067 and net loss of approximately $284,860 during the three months ended March 31, 2020. For the year ended December 31, 2019, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit of approximately $11,115,178, negative working capital of approximately $567,022 and net loss of approximately $1,379,756 during the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. We may need or want to raise additional funds in the future; however, these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need them, our operations and prospects could be materially negatively affected.

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2020 amounted to $64,712 and were primarily attributable to our net loss of $284,860, total amortization expense of $6,250 and depreciation of $65,254, amortization of discount on debt of $74,837 and net change in assets and liabilities of $191,292, primarily attributable to a decrease in accounts receivable of $72,045, an increase in inventory of $77,686, decrease in prepaid expenses of $12,652, a decrease in unbilled revenue of $5,368, a decrease in right of use of $11,939, a decrease in other current assets of $76,609, increase in accounts payable of $120,709, a decrease in contract liabilities of $5,136, a decrease in lease liabilities of $11,939, and a decrease in provision for income taxes of $1,330.

Net cash flows used in operating activities for the three months ended March 31, 2019 amounted to $113,837 and were primarily attributable to our net loss of $307,623, total amortization expense of $6,250 and depreciation of $60,964, change in fair value of derivative liabilities of $36,925, amortization of notes payable discount of $17,595 and net change in assets and liabilities of $72,052, primarily attributable to an increase in accounts receivable of $38,658, an increase in inventory of $40,502, decrease in unbilled revenue of $17,085, decrease in prepaid expense of $1,926, an increase in other current assets of $1,472, increase in accounts payable of $124,264 and an increase in deferred revenue of $9,161 and an increase in provision for income taxes of 248.

Investing Activities

Net cash flows used in investing activities were $10,933 and $0 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and March 31, 2019, we purchased property and equipment of $10,933 and $0, respectively.

Financing Activities

Net cash flows provided by financing activities were $13,310 and $82,134 for the three months ended March 31, 2020 and 2019, respectively. Net cash flows provided by financing activities were $13,310 for the three months ended March 31, 2020 and were for proceeds from related party payable of $20,536 and off set by repayments of line of credit for $7,226.

Net cash flows provided by financing activities for the three months ended March 31, 2019 were $82,134 for the three months ended March 31, 2019 and were for proceeds from convertible notes payable of $65,000 and amounts owed to related parties of $17,134.

.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2020, and 2019, there is an allowance for doubtful accounts of $5,300 and $0, respectively.

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

Conversion feature derivative liability
Balance at January 1, 2019	-
Convertible notes payable – January 18, 2019	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Derivative Liability	(65,000)
Change in fair value included in earnings	(36,925)
Balance at March 31, 2020	$-

The current portion of the convertible notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings for the three months ended March 31, 2019. On May 14, 2019 due to the cash repayment any derivative liability recorded was reversed.

The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.61 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the three months ended March 31, 2020 and 2019, there were no additional expenditures on research and development.

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

The relevant translation rates are as follows: for the three months ended March 31, 2020, closing rate at 1.245481 US$: GBP, quarterly average rate at 1.281097 US$: GBP, for the three months ended March 31, 2019, closing rate at 1.304251 US$: GBP, quarterly average rate at 1.3064 US$: GBP, for the year ended 2019 closing rate at 1.3262 US$: GBP, average rate at 1.276933 US$: GBP.

For the three months ended March 31, 2020, Global Telesat Communications LTD, (GTCL) represents 65.0% of total company sales for the three months ended March 31, 2020 and as such, currency rate variances have an impact on results. For the three months ended March 31, 2020, the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.3064 to 1.28109. Had the yearly average rate remained at 1.3064, sales for the three months ended March 31, 2020 would have been higher by $18,839. GTCL comparable sales in GBP, its home currency, decreased 0.4% or £2,741, from £747,275 to £744,534, for the three months ended March 31, 2020 as compared to March 31, 2019.

For the three months ended March 31, 2019, GTCL represented 75.2% of total company sales and as such, currency rate variances have an impact on results. For the three months ended March 31, 2019 the net effect on revenues were impacted positively by the differences in exchange rate from quarterly average exchange rate of 1.39059 to 1.3064. Had the yearly average rate remained, sales would have been higher by $62,913. GTCL comparable sales in GBP, its home currency, decreased 8.6% or £70,159, from £817,434 to £747,275 for the three months ended March 31, 2019 as compared to March 31, 2018

Revenue Recognition and Unearned Revenue

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

Contract liabilities is shown separately in the condensed consolidated balance sheets as current liabilities. At March 31, 2020 and 2019, we had contract liabilities of approximately $36,071 and $28,862. At December 31, 2019, we had contract liabilities of approximately $41,207.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2020 and December 31, 2019, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2019 to March 31, 2020:

Conversion feature derivative liability
Balance at January 1, 2019	-
Derivative liability	65,000
Change in fair value included in earnings	36,925
Balance at March 31, 2019	$101,925
Derivative Liability	(65,000)
Change in fair value included in earnings	(36,925)
Balance at March 31, 2020	$-

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

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for the three months ended March 31, 2020, for liability of 1.245481 or $31,805. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At March 31, 2020, the Company had current and long-term operating lease liabilities of $27,457 and $41,632, respectively, and right of use assets of $71,740.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, we conducted an evaluation, as of March 31, 2020, of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon our evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.

The Company intends to address the foregoing deficiency the Company by upgrading its accounting software to a ERP (“Enterprise Resource Planning”), a cloud-based solution, which would add the necessary controls to manage day to day activities such as accounting, procurement, project management, risk management and compliance as well as to automate the consolidation process of its entities, adding a level of reliability to the Company’s financial reporting. The Company proposes to add personnel to address the lack of ability to have multiple level transaction review.

Management intends to complete these steps in the near future, but in any event before the end of the 2020 fiscal year. However, until additional capital is raised, no assurance can be made that the implementation of such remedial steps will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the three months ended March 31, 2020.

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

Dated: May 15, 2020	ORBSAT CORP

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(principal executive officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

