Form 10-Q
period 2020-06-30
ORBSAT CORP
filed 2020-08-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 14, 2020
Common Stock, $0.0001 par value	278,766

FORM 10-Q

2

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the six months ended June 30, 2020 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$316,515	$75,362
Accounts receivable, net	152,615	244,353
Inventory	358,421	366,298
Unbilled revenue	64,937	76,051
Prepaid expenses	4,090	18,596
Other current assets	24,394	96,786
Total current assets	920,972	877,446

Property and equipment, net	1,230,597	1,341,187
Right of use	64,516	83,679
Intangible assets, net	112,500	125,000

Total assets	$2,328,585	$2,427,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,273,898	$1,164,217
Contract liabilities	35,714	41,207
Note payable – current portion	132,264
Related party payable	109,988	51,071
Line of credit	12,435	24,483
Lease liabilities - current	27,341	29,237
Provision for income taxes	20,439	21,856
Stock subscription payable	157,500	-
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,881,976	1,444,468

Long term liabilities:
Convertible debt, net of discount, unamortized, $775,892 and $635,333, respectively	14,353	169,667
Note payable	10,416	121,848
Lease liabilities – long term	34,536	51,620
Total Liabilities	1,941,281	1,787,603

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 3,333,333 shares authorized
Common stock, ($0.0001 par value; 50,000,000 shares authorized, 255,329 shares issued and outstanding as of June 30, 2020 and 121,216 outstanding at December 31, 2019, respectively)	25	12
Additional paid-in capital	11,771,769	11,757,027
Accumulated (deficit)	(11,373,472)	(11,115,178)
Accumulated other comprehensive (income) loss	(11,018)	(2,152)
Total stockholders’ equity	387,304	639,709

Total liabilities and stockholders’ equity	$2,328,585	$2,427,312

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHNSIVE LOSS

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net sales	$1,220,254	$1,409,010	$2,688,357	$2,707,381

Cost of sales	962,562	1,134,901	2,082,664	2,187,343

Gross profit	257,692	274,109	605,693	520,038

Operating expenses:
Selling and general administrative	146,965	172,749	304,171	311,752
Salaries, wages and payroll taxes	150,404	186,423	346,046	359,742
Professional fees	76,776	218,148	191,665	321,343
Depreciation and amortization	72,791	66,911	144,295	134,125
Total operating expenses	446,936	644,231	986,177	1,126,962

Loss before other expenses and income taxes	(189,244)	(370,122)	(380,484)	(606,924)

Other (income) expense
Change in fair value of derivative instruments, net	-	32,752	-	69,677
Other income	(31,525)	-	(31,525)	-
Gain on debt extinguishment	(269,261)	(134,677)	(269,261)	(134,677)
Interest earned	(13)	(764)	(13)	(764)
Interest expense	65,094	111,004	156,347	130,223
Foreign currency exchange rate variance	19,895	8,430	22,262	23,107
Total other (income) expense	(215,810)	16,745	(122,190)	87,566

Net loss before income (loss) tax expense	$26,566	$(386,867)	$(258,294)	$(694,490)

Provision for income taxes	-	757	-	757

Net income (loss)	26,566	(387,624)	(258,294)	(695,247)

Comprehensive Income:
Net income (loss)	26,566	(387,624)	(258,294)	(695,247)
Foreign currency translation adjustments	5,602	(218)	(8,866)	(399)
Comprehensive income (loss)	$32,168	$(387,842)	$(267,160)	$(695,646)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	255,329	103,292	166,217	76,885
Basic and diluted net (loss) per share	$0.10	$(3.75)	$(1.55)	$(9.04)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2020	-	$-	-	$-	-	$-

For the Six Months Ended June 30, 2019

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	-	$-	222	$-	127,578	$12

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	(123,526)	(12)
Preferred shares converted to common	-	-	(222)	-	(4,052)
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP. AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2020

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, June 30, 2020	-	$-	-	$-	-	$-

For the Three Months Ended June 30, 2019

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2019	-	$-	222	$-	127,578	$12

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	(222)	-	(123,526)	(12)
Preferred shares converted to common	-	-	-	-	(4,052)	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2020	-	$-	-	$-	$-	$-

For the Six Months Ended June 30, 2019

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	192,807	$19	344,947	$34	23,333	$2

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(147,577)	(15)	-	-	-	-
Preferred shares converted to common	(45,230)	(4)	(342,691)	(34)	(23,333)	(2)
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	2,256	$-	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2020

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, June 30, 2020	-	$-	-	$-	-	$-

For the Three Months Ended June 30, 2019

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2019	192,807	$19	344,947	$34	23,333	$2

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(147,577)	(15)	-	-	(23,333)	(2)
Preferred shares converted to common	(45,230)	(4)	(342,691)	(34)	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	2,256	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2020	-	$-	-	$-	$-	$-

For the Six Months Ended June 30, 2019

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	346,840	$35	916	$-	3,274	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(346,840)	(35)	(916)	-	(3,241)	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	33	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2020

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, June 30, 2020	-	$-	-	$-	-	$-

For the Three Months Ended June 30, 2019

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2019	346,840	$35	916	$-	3,274	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(346,840)	(35)	(916)	-	(3,241)	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	33	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2020	-	$-	-	$-	-	$-

For the Six Months Ended June 30, 2019

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	4,313	$-	77,124	$8	2,000	$-

Beneficial conversion feature of convertible debt	-	-	-	-
Preferred shares converted to note payable	(4,296)	-	(70,571)	(7)	(1,333)	-
Preferred shares converted to common	(17)	-	(6,553)	(1)	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	667	$-

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2020

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, June 30, 2020	-	$-	-	$-	-	$-

For the Three Months Ended June 30, 2019

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2019	4,313	$-	77,124	$8	2,000	$-

Beneficial conversion feature of convertible debt	-	-	-	-
Preferred shares converted to note payable	(4,296)	-	(70,571)	(7)	(1,333)	-
Preferred shares converted to common	(17)	-	(6,553)	(1)	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, June 30, 2019	-	$-	-	$-	667	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2019	121,216	$12	$11,757,027	$(11,115,178)

Issuance common stock from convertible debt	134,113	13	14,742	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(258,294)

Balance, June 30, 2020	255,329	$25	$11,771,769	$(11,373,472)

For the Six Months Ended June 30, 2019

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2018	62,435	$6	$11,120,192	$(9,735,422)

Beneficial conversion feature of convertible debt	33,629	3	805,000	-
Preferred shares converted to note payable	-	-	(168,202)	-
Preferred shares converted to common	21,619	2	37	(695,247)
Comprehensive loss
Net loss

Balance, June 30, 2019	117,683	$11	$11,757,027	$(10,430,669)

See accompanying notes to unaudited condensed consolidated financial statements.

For the Three Months Ended June 30, 2020

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, March 31, 2020	234,476	$23	$11,768,342	$(11,400,038)

Issuance common stock from convertible debt	20,853	2	3,427	-
Comprehensive loss	-	-	-	-
Net income	-	-	-	26,566

Balance, June 30, 2020	255,329	$25	$11,771,769	$(11,373,472)

For the Three Months Ended June 30, 2019

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, March 31, 2019	84,054	$8	$11,120,190	$(10,043,045)

Beneficial conversion feature of convertible debt	33,629	3	805,000	-
Preferred shares converted to note payable	-	-	(168,199)	-
Preferred shares converted to common			36
Comprehensive loss
Net loss	-	-	-	(387,624)

Balance, June 30, 2019	117,683	$11	$11,757,027	$(10,430,669)

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2019	$(2,152)	$639,709

Issuance common stock from convertible debt	-	14,755
Comprehensive loss	(8,866)	(8,866)
Net loss	-	258,294
Balance, June 30, 2020	$(11,018)	$387,304

For the Six Months Ended June 30, 2019

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2018	$(6,172)	$1,378,715
Beneficial conversion feature of convertible debt	-	805,000
Preferred shares converted to note payable	-	(168,270)
Preferred shares converted to common	-	-
Comprehensive loss	(399)	(399)
Net loss	-	(695,247)
Balance, June 30, 2019	$(6,571)	$1,319,799

See accompanying notes to unaudited condensed consolidated financial statements.

For the Three Months Ended June 30, 2020

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, March 31, 2020	$(2,152)	$639,709

Issuance common stock from convertible debt	-
Comprehensive loss	(8,866)	(8,866)
Net income	-	26,566
Balance, June 30, 2020	$(11,018)	$387,304

For the Three Months Ended June 30, 2019

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, March 31, 2019	$(6,353)	$1,071,911
Beneficial conversion feature of convertible debt	-	805,000
Preferred shares converted to note payable	-	(168,270)
Preferred shares converted to common	-	-
Comprehensive loss	(218)	(218)
Net loss	-	(387,624)
Balance, June 30, 2019	$(6,571)	$1,319,799

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(258,294)	$(695,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	131,795	121,625
Amortization of intangible asset	12,500	12,500
Amortization of right to use	19,163	-
Amortization of debt discount	128,702	122,298
Change in fair value of derivative liabilities	-	69,677
Convertible debt issued for services	-	113,000
Gain on debt extinguishment	(269,261)	(134,677)
Change in operating assets and liabilities:
Accounts receivable	91,738	(6,441)
Inventory	7,877	(90,385)
Unbilled revenue	11,114	19,024
Prepaid expense	14,506	(45,574)
Other current assets	72,392	(64,455)
Accounts payable and accrued liabilities	109,681	178,382
Lease liabilities	(17,200)	-
Provision for income taxes	(1,330)	702
Contract liabilities	(5,493)	5,786
Net cash provided by (used in) operating activities	47,890	(393,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,159)	(21,146)
Net cash used in investing activities	(26,159)	(21,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	58,917	(20,109)
Repayments from line of credit	(12,048)	-
Repayments from note payable	-	(46,422)
Repayments from convertible notes payable	-	(87,778)
Proceeds from note payable	20,832	-
Proceeds of convertible notes payable	157,500	757,000
Net cash provided by financing activities	225,201	602,691

Effect of exchange rate on cash	(5,779)	(198)

Net increase in cash	241,153	187,563
Cash beginning of period	75,362	142,888
Cash end of period	$316,515	$330,451

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$20,270

Non-cash adjustments during the period for
Beneficial conversion feature on convertible debt	$128,702	$805,000
Long term debt issued in exchange for preferred stock	$-	$168,270
Conversion of convertible debt into common shares	$14,755	$-
Obtaining right of use asset for lease liability	$19,163	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the six months ending June 30, 2020, are not necessarily indicative of the results for the remainder of the fiscal year. The consolidated financial statements as of December 31, 2019, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of Orbsat Corp F/K/A/ Orbital Tracking Corp. (the “Company”) for the year ended December 31, 2019, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. The consolidated balance sheet as of December 31, 2019 was derived from those financial statements.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020, and 2019, there is an allowance for doubtful accounts of $14,155 and $0, respectively.

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

Prepaid expenses

Prepaid expenses amounted to $4,090 and $18,596, at June 30, 2020 and December 31, 2019, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements and product costs associated with deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2020, closing rate at 1.2402 US$: GBP, quarterly average rate at 1.241159 US$: GBP and yearly average rate at 1.260983 US$: GBP, for the three and six months ended June 30, 2019, closing rate at 1.269800 US$: GBP, quarterly average rate at 1.293793 US$: GBP and yearly average rate of 1.285336, for the year ended 2019 closing rate at 1.3262 US$: GBP, average rate at 1.276933 US$: GBP.

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

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At June 30, 2020 and December 31, 2019, we had contract liabilities of $35,741 and $41,207, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge of $0 and $50,000, during the six months ended June 30, 2020 and for the year ended December 31, 2019, respectively.

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

Depreciation expense for the three months ended June 30, 2020 and 2019 were $66,471 and $60,661, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 were $131,795 and $121,625, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2020 and June 30, 2019, respectively.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.61 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the six months ended June 30, 2020 and 2019, there were no additional expenditures on research and development.

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

The following are dilutive common stock equivalents during the six months ended:

	June 30, 2020		June 30, 2019
Convertible notes payable	3,951,225	(1)	8,050,000	(2)
Stock Options	39,044		39,044
Stock Warrants	4,000		4,000
Total	3,994,269		8,093,044

(1)	3,951,225 shares of our common stock issuable upon conversion of $790,245 of Convertible Notes Payable at a conversion rate of $0.20 per share, as of June 30, 2020, not accounting for 9.99% beneficial ownership limitations.
(2)	8,050,000 shares of our common stock issuable upon conversion of $805,000 of Convertible Notes Payable at a conversion rate of $0.10 per share, as of June 30, 2019, not accounting for 4.99% beneficial ownership limitations.

On June 15, 2020, Orbsat Corp (the “Company”) and the holders of the majority convertible promissory notes sold by the Company in the May 2019 private offering agreed to amend certain terms and provisions of the Note Purchase Agreement dated as of May 13, 2019 (the “NPA”) and related convertible promissory notes (the “Notes”) consistent with the terms of such instruments as follows, to amend Section 3(a) of the Notes to change the “Conversion Price” from $0.10 per share to $0.20 per share; to amend Section 4 the beneficial ownership limitation upon conversion of the Notes from 4.99% to 9.99%, as described further in Note 10.

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

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Net loss	$(258,294)	$(1,379,756)
Preferred shares redemption adjustment	$-	$201,924
Net loss available to common shareholders	$(258,294)	$(1,177,832)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	166,217	106,175
Loss applicable to common shareholders per share	$(1.55)	$(11.09)

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

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three year lease for its UK office and warehouse for annual rent of £25,536 or GBP:USD using exchange rate close for the six months ended June 30, 2020, GBP:USD 1.240200 or $31,670. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At June 30, 2020, the Company had current and long-term operating lease liabilities of $27,341 and $34,536, respectively, and right of use assets of $64,516.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2020, the Company had an accumulated deficit of $11,373,472, negative working capital of $961,004 and net loss of $258,294 during the six months ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At June 30, 2020 and December 31, 2019, inventories consisted of the following:

	June 30, 2020	December 31, 2019
Finished goods	$358,421	$366,298
Less reserve for obsolete inventory	-	-
Total	$358,421	$366,298

For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $4,090 at June 30, 2020 and $18,596 at December 31, 2019, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2020 and December 31, 2019, property and equipment, net of fully depreciated assets, consisted of the following:

	June 30, 2020	December 31, 2019
Office furniture and fixtures	$9,414	$10,066
Computer equipment	36,477	47,646
Rental equipment	58,449	75,470
Appliques	2,160,096	2,160,096
Website development	59,959	36,279

Less accumulated depreciation	(1,093,798)	(988,370)

Total	$1,230,597	$1,341,187

Depreciation expense for the three months ended June 30, 2020 and 2019 was $66,471 and $60,661, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $131,795 and $121,625, respectively.

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

Amortization of customer contracts are included in depreciation and amortization. For the six months ended June 30, 2020 and 2019, the Company amortized $12,500, respectively. Future amortization of intangible assets is as follows:

2020	12,500
2021	25,000
2022	25,000
2023	25,000
2024 and thereafter	25,000
Total	$112,500

On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the six months ended June 30, 2020 and 2019, there were no additional expenditures on research and development.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$993,962	$901,244
Rental deposits	10,134	14,381
Customer deposits payable	49,049	46,089
Accrued wages & payroll liabilities	2,498	1,965
Property tax payable	-	2,770
VAT liability & sales tax payable	67,359	64,051
Pre-merger accrued other liabilities	65,948	65,948
Accrued interest	62,448	35,462
Accrued other liabilities	22,500	32,307
Total	$1,273,898	$1,164,217

NOTE 8 – LINE OF CREDIT

On October 9, 2019, Orbital Satcom Corp., entered into a short-term loan agreement for $29,000, with Amazon. The one-year term loan is paid monthly, has an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $725 and $0, respectively. The short-term line of credit balance as of June 30, 2020 and December 31, 2019, was $12,435 and $24,483, respectively.

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

During the fiscal year ended December 31, 2019, the Company repaid $46,422 of the notes, leaving a balance of $121,848 as long-term notes payable. For the three months ended June 30, 2020 and 2019, the Company recorded interest of $1,823 and $1,235, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded interest in relation to the note of $3,659 and $1,329, respectively. As of June 30, 2020, the company reclassed the note from long term to short term, resulting in current portion of notes payable of $121,848.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

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

The Notes bear interest at a rate of 6% per annum, simple interest, and mature on the third anniversary of the Issue Date (the “Maturity Date”), to the extent that the Notes and the principal amounts and any interest accrued thereunder (the “Indebtedness”) have not been converted into shares of common stock of the Company. Interest on the Notes will accrue on a simple interest, non-compounded basis and will be added to the principal amounts on the Maturity Date or such earlier date as may be due upon an Event of Default (as defined below), at which time all Indebtedness will be due and payable, unless earlier converted into Conversion Shares (as defined below). In the event that any amount due under the Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the Notes other than as required by the Agreement. The Notes are general, unsecured obligations of the Company. The proceeds of the Notes will be used to repay certain outstanding indebtedness of the Company and for general corporate purposes. For the three months ended June 30, 2020 and 2019, the Company recorded simple interest expense of $9,148 and $6,595, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded simple interest expense of $23,261 and $6,595, respectively.

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

On June 15, 2020, Orbsat Corp (the “Company”) and the holders of the majority convertible promissory notes sold by the Company in the May 2019 private offering agreed to amend certain terms and provisions of the Note Purchase Agreement dated as of May 13, 2019 (the “NPA”) and related convertible promissory notes (the “Notes”) consistent with the terms of such instruments as follows:

1.	to amend Section 2 of the Notes to allow the Company to pre-pay or redeem such Notes, with mutual consent of the parties to the Notes;

2.	to amend Section 3(a) of the Notes to change the “Conversion Price” from $0.10 per share to $0.20 per share;

3.	to amend Section 4 the beneficial ownership limitation upon conversion of the Notes from 4.99% to 9.99%;

4.	to amend Section 6.1 of the NPA to add “Most Favored Nation” provision such that for a period beginning on the closing date and ending two years thereafter, if the Company issues any common stock or securities convertible into or exercisable for shares of common stock or modify any of the foregoing which may be outstanding to any person or entity at a price per share or conversion or exercise price per share which shall be less than $0.20 per share, the “Lower Price Issuance”, then the Company will issue such additional units such that the subscriber/lender, will hold that number of units in total had subscriber/lender purchased the units with the purchase price equal to the lower price issuance common stock issued or issuable by the Company, notwithstanding anything herein or in any other agreement to the contrary, the Company should only be required to make a single adjustment with respect to any lower price issuance regardless of the existence of multiple bases;

5.	Section 6.2(b) of the NPA to waive a negative covenant to allow the Company to issue up to 100,000 shares of its common stock as compensation for services to various service providers, consultants, etc.; and

6.	Section 6.2(c) of the NPA to waive a negative covenant to allow the Company to put into place an employee stock option plan, or a similar plan, to grant equity in the Company to its officers, directors and employees.

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

On June 15, 2020, the change in conversion price from $0.10 to $0.20, resulted in a difference in the carrying value of the balance of the note payable. Under ASC 470-50-40-13, if it is determined that the original and new debt instruments are substantially different, the new debt instrument shall be initially recorded at fair value, and that amount shall be used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. The original debt had a carrying value of $269,262 as of June 15, 2020, the fair value of the amended debt was $0 ($792,932 principle netted with the $792,392 note payable discount),which resulted a gain from the extinguishment of debt $269,262. Further, as of June 30, 2020, the Company recorded a beneficial conversion feature of the amended note of $17,041, resulting in a balance of unamortized discount notes payable of $775,892 as of June 30, 2020.

For the six months ended June 30, 2020, the Holders converted $12,068 of the convertible debt to common stock, resulting in an issuance of 120,676 common shares at the conversion rate of $0.10 per share. Following the change in conversion rate on June 15, 2020, the Holders converted an additional $2,687 of the convertible debt to common stock, resulting in an issuance of 13,437 common shares at the conversion rate of $0.20 per share. The balance of the convertible notes at June 30, 2020 is $790,245.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 CORONAVIRUS LOANS

On May 8, 2020, Orbsat Corp was approved for the US funded Payroll Protection Program, (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. As of June 30, 2020, the Company has recorded $10,416 as current portion of notes payable and $10,416 as notes payable long term.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share, as of June 30 2020.

Preferred Stock

As of June 30, 2020, there were 3,333,333 shares of Preferred Stock authorized.

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

As of June 30, 2020, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L convertible preferred stock authorized, and no shares issued and outstanding.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of June 30, 2020, there were 50,000,000 shares of common stock authorized and 255,329 shares issued and outstanding.

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

On April 17, 2020, the Company issued an aggregate of 7,046 common stock upon the conversion of $705 of its convertible debt, at the conversion rate of $0.10 per share.

On April 22, 2020, the Company issued an aggregate of 370 common stock upon the conversion of $37 of its convertible debt, at the conversion rate of $0.10 per share.

On June 22, 2020, the Company issued an aggregate of 13,437 common stock upon the conversion of $2,687 of its convertible debt, at the conversion rate of $0.20 per share.

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

On June 14, 2018, we issued 18,333 new stock options to our executives and directors under the 2018 Incentive Plan. All options issued have an exercise price of $22.50 per share, with the exception of David Phipps, a Ten Percent Stockholder, whose exercise price is $24.00, vest in equal quarterly instalments starting July 1, 2018 over the next two years and expire on July 1, 2021. For the year ended December 31, 2018, the amount of vested options was 4,583. On July 1, 2018, 2,292 options were fully vested and valued on the vesting date at approximately $20.70 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: strike price of 22.50 stock price of $20.70 per share (based on the market price at close on July 1, 2018) volatility of 718%, expected term of 3 years, and a risk-free interest rate of 2.69%. On October 1, 2018, an additional 2,292 options were fully vested and valued on the vesting date at approximately $20.70 per option or a total of $47,422 using a Black-Scholes option pricing model with the following assumptions: stock price of $20.70 per share (based on the market price close at grant date on June 14, 2018) volatility of 607%, expected term of 3 years, and a risk-free interest rate of 2.64%. In reference to this grant, the company recorded stock-based compensation of $81,698 for the year ended December 31, 2018.

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

For the six months ended June 30, 2020 and 2019, the Company recorded no stock-based compensation, respectively.

Stock options outstanding at June 30, 2020, as disclosed in the below table, have approximately $156,176 of intrinsic value at the end of the period.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2020	39,044	$17.49	5.16
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at June 30, 2020	39,044	$17.49	4.66
Options exercisable at June 30, 2020	39,044

A summary of the status of the Company’s outstanding warrants and changes during the six months ended June 30, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2020	4,000	$60.00	1.37
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at June 30, 2020	4,000	$60.00	0.87

As of June 30, 2020, and December 31, 2019, there were 4,000 warrants outstanding, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of June 30, 2020, the accounts payable due to related party includes advances for inventory and services due to David Phipps of $91,912, accrued director fees of $15,000 due to Hector Delgado, Director and service and fees due to Theresa Carlise of $3,076. Total related party payments due as of June 30, 2020 and December 31, 2019 are $109,988 and $51,071, respectively. Those related party payable are non-interest bearing and due on demand.

The Company employs three individuals who are related to Mr. Phipps, of which earned gross wages totaling $37,196 and $30,968 for the six months ended June 30, 2020 and 2019, respectively.

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

On August 13, 2020, the Company’s Board approved and authorized the continued employment of David Phipps and Theresa Carlise, as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, for a 30-day period, commencing as of August 14, 2020 and terminating on September 13, 2020, which employment term may be extended as agreed by the Company and the respective executive officers on the substantially the same compensation and other material terms during the period of the continued employment as those set forth in their previous employment agreements. As previously disclosed, in March 2020, the Company and above-referenced executive officers executed waivers of the provisions in their respective employment agreement requiring prior written notice of non-renewal to the other party. As a result, their respective employment terms with the Company were not automatically extended as set forth in such employment agreements and terminated as of June 13, 2020. As previously disclosed on June 13, 2020, the Company renewed their respective agreements for 30 days, commencing on June 14 through July 13, 2020. Also, as previously disclosed on July 13, 2020, the Company renewed their respective agreements for 30 days, commencing on July 14 through August 13, 2020

Consulting Agreements

On May 13, 2019, the Company entered into two consulting agreements (each, a “Consulting Agreement” and together, the “Consulting Agreements”) with unrelated third parties to provide capital raising advisory services and business growth and development services, each for a term of nine months. In exchange for such services, each consultant will receive (i) a Note in the amount of $44,000 issued pursuant to the Agreement, (ii) a Note in the amount of $12,500 with a maturity of three years bearing interest at a rate of 6% per annum with an optional right of conversion, (iii) payment of a retainer ranging from $10,000 to $30,000, and (iv) monthly payments ranging from $5,000 to $10,000 for nine months. On August 29, 2019, one of the consulting agreements was extended for another three months to expire on February 13, 2020 and the other was extended on September 1, 2019 for another two months and expired on January 13, 2020. For the six months ended June 30, 2020 and 2019, the Company recorded professional fees of $16,290 and $0, respectively, relating to the Consulting Agreements.

Lease Agreement

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England for £2,128 per month, or $2,683 per month at the yearly average conversion rate of 1.260983, or $2,822 using exchange rate close at December 31, 2019 of 1.3262. The lease has been renewed until July 23, 2022.

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

At June 30, 2020, the Company had current and long-term operating lease liabilities of $27,341 and $34,536, respectively, and right of use assets of $64,516.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Minimum
Lease
Years Ending December 31,	Payment
Remainder of 2020	$20
2021	31
2022	18
Total undiscounted future non-cancellable minimum lease payments	69
Less: Imputed interest	-
Present value of lease liabilities	$69
Weighted average remaining term	2.1

In the Company’s financial statements for periods prior to January 1, 2019, the Company accounts for leases under ASC 840, and provides for rent expense on a straight-line basis over the lease terms. Net rent expense for the six months ended June 30, 2020 and 2019 were $15,891 and $14,205, respectively.

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

NOTE 15 - CONCENTRATIONS

Customers:

Amazon accounted for 57.5% and 48.8% of the Company’s revenues during the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, Amazon accounted for 58.5% and 51.0% of the Company’s revenues. No other customer accounted for 10% or more of the Company’s revenues for either period.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2020 and 2019.

	June 30, 2020		June 30, 2019

Globalstar Europe	$213,656	10.2%	$326,409	14.8%
Garmin	$277,725	13.2%	$302,181	13.7%
Network Innovations	$518,711	24.6%	$647,442	29.4%
Cygnus Telecom	$275,595	13.1%	$277,034	12.6%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended June 30, 2020 and 2019.

	June 30, 2020		June 30, 2019

Globalstar Europe	$75,477	8.1%	$121,123	10.4%
Garmin	$118,115	12.7%	$167,402	14.4%
Network Innovations	$184,764	19.8%	$337,992	29.0%
Cygnus Telecom	$137,068	14.7%	$149,118	12.3%

Geographic:

The following table sets forth revenue as to each geographic location, for the six months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019

Europe	$1,700,813	63.3%	$2,075,219	76.7%
North America	748,354	27.8%	350,981	13.0%
South America	14,404	0.5%	20,636	0.8%
Asia & Pacific	198,680	7.4%	230,005	8.4%
Africa	26,106	1.0%	30,539	1.1%
	$2,688,357		$2,707,380

The following table sets forth revenue as to each geographic location, for the three months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019

Europe	$708,873	58.1%	$1,085,260	77.0%
North America	385,408	31.6%	147,548	10.5%
South America	3,599	0.3%	8,319	0.6%
Asia & Pacific	104,877	8.6%	145,597	10.3%
Africa	17,497	1.4%	22,286	1.6%
	$1,220,254		$1,409,010

NOTE 16 - SUBSEQUENT EVENTS

On July 16, 2020, the Company’s Board of Directors approved and the Company entered into a 12-month consulting agreement (“Consulting Agreement”) with an unrelated third-party for capital raising advisory services and business growth and development services, with the term renewable upon mutual consent of the parties. Upon signing of the Consulting Agreement, the Company agreed to issue 20,000 restricted shares of its common stock to the consultant (the “Consulting Shares”), 5,000 additional restricted shares of common stock to be issued quarterly until the consultant may receive cash compensation for its services, which will be determined, upon completion of certain milestones, by the Company’s CEO.

On July 8, 2020, the Company issued an aggregate of 1,095 common stock upon the conversion of $219 of its convertible debt, at the conversion rate of $0.20 per share.

On July 22, the Company issued an aggregate of 20,000 shares of its common stock, as provided for, by the Consulting Agreement, dated July 16, 2020, as described above.

On July 23, 2020, the Company issued an aggregate of 2,342 common stock upon the conversion of $468 of its convertible debt, at the conversion rate of $0.20 per share.

On August 13, 2020, the Company’s Board approved and authorized the continued employment of David Phipps and Theresa Carlise, as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, for a 30-day period, commencing as of August 14, 2020 and terminating on September 13, 2020, which employment term may be extended as agreed by the Company and the respective executive officers on the substantially the same compensation and other material terms during the period of the continued employment as those set forth in their previous employment agreements. As previously disclosed, in March 2020, the Company and above-referenced executive officers executed waivers of the provisions in their respective employment agreement requiring prior written notice of non-renewal to the other party. As a result, their respective employment terms with the Company were not automatically extended as set forth in such employment agreements and terminated as of June 13, 2020. As previously disclosed on June 13, 2020, the Company renewed their respective agreements for 30 days, commencing on June 14 through July 13, 2020. Also, as previously disclosed on July13, 2020, the Company renewed their respective agreements for 30 days, commencing on July 14 through August 13, 2020.

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

Recent Events

As of June 30, 2020, there were 50,000,000 shares of common stock authorized and 255,329 shares issued and outstanding.

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

On April 17, 2020, the Company issued an aggregate of 7,046 common stock upon the conversion of $705 of its convertible debt, at the conversion rate of $0.10 per share.

On April 22, 2020, the Company issued an aggregate of 370 common stock upon the conversion of $37 of its convertible debt, at the conversion rate of $0.10 per share.

On June 22, 2020, the Company issued an aggregate of 13,437 common stock upon the conversion of $2,687 of its convertible debt, at the conversion rate of $0.20 per share.

As of June 30, 2020, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L Convertible Preferred Stock authorized, and no shares issued and outstanding.

On June 22, 2020, the Company issued an aggregate of 13,437 common stock upon the conversion of $2,687 of its convertible debt, at the conversion rate of $0.20 per share.

We had net cash provided by operations of $47,890 during the six months ended June 30, 2020. At June 30, 2020, we had negative working capital of $961,004. Additionally, at June 30, 2020, we had an accumulated deficit of $11,373,472 and stockholder’s equity of $387,304. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

On April 1, 2020, the Company’s UK based subsidiary, GTCL furloughed 6 employees. Under the “Corona Virus Job Retention Scheme”, the furloughed employees will be paid through the Company, reimbursable in an amount equal to 80% of the employees’ wages thru the UK government until June 30, 2020. The Company has recorded the reimbursement of the 80% of wages, in the amount of $32,333, in salaries, in its statement of operations for the six months ended June 30, 2020. On May 4, 2020, the Bournemouth, Christchurch and Poole Council, has awarded a grant of £25,000 to GTCL, under its COVID-19 relief scheme, “Retail, Leisure and Hospitality Relief”. The grant is not a loan and is not to be repaid and is reflected as other income on the Company’s statement of operations. Additionally, on May 5, 2020, the Bournemouth, Christchurch and Poole Council, waived the 2020 business rates for the period starting April 1, 2020 thru March 31, 2021, of approximately £13,224 or $16,941, at the quarterly average exchange rate at June 30, 2020 of 1.281097.

On May 8, 2020, Orbsat Corp was approved for the Payroll Protection Program (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. As of June 30, 2020, the Company has recorded $10,416 as current portion of notes payable and $10,416 as notes payable long term.

On April 20, 2020, the Board of Directors of Orbsat Corp (the “Company”), approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD$313,875 at an exchange rate of GBP:USD of 1.2555. The Debenture bears interest at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) will be made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the Limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand.

The Company anticipates that the continued demands for working capital needed to support its operation and therefore anticipates engaging in various capital raising efforts and cost-cutting measures, including, without limitation, temporary or permanent cutbacks to its personnel, curtailing portion(s) of its operations, etc., which measures are likely to adversely affect the Company’s future operations, revenue as well as its ability to continue its current operations. Even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to sustain our business to a level where it will be profitable or generate positive cash flow. Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through debt and equity financings to eliminate inefficiencies in order to meet its anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue.

On June 15, 2020, the Company’s Board approved and authorized continued employment of David Phipps and Theresa Carlise, as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, for a 30-day period, commencing as of June 14, 2020, which employment term may be extended as agreed by the Company and the respective executive officers on the substantially the same compensation and other material terms during the period of the continued employment as those set forth in their previous employment agreements. As previously disclosed, in March 2020, the Company and above-referenced executive officers executed waivers of the provisions in their respective employment agreement requiring prior written notice of non-renewal to the other party. As a result, their respective employment terms with the Company were not automatically extended as set forth in such employment agreements and terminates as of June 14, 2020. On July 13, 2020, the Board extended their respective employments for another 30-day period. On August 13, 2020, the Board resolved to negotiate and, when prepared, enter into executive employment agreements David Phipps as the Company’s CEO and Theresa Carlise, the Company’s CFO, on substantially the same compensation and other material terms as those set forth in their previous employment agreements.

Results of Operations for the Three and Six Months Ended June 30, 2020 compared to the Three and Six Months Ended June 30, 2019

Revenue. Sales for the three and six months ended June 30, 2020 consisted primarily of sales of satellite phones, tracking devices, locator beacons, accessories and airtime plans. For the three months ended June 30, 2020, revenues generated were $1,220,254 compared to $1,409,010 of revenues for the three months ended June 30, 2019, a decrease in total revenues of $188,756 or 13.4%. Total sales for Global Telesat Communications Ltd. were $716,820 for the three months ended June 30, 2020, as compared to $1,056,772 for the three months ended June 30, 2019, a decrease of $339,952 or 32.2%. Total sales for Orbital Satcom Corp. were $503,434 for the three months ended June 30, 2020 as compared to $352,238, for the three months ended June 30, 2019, an increase of $151,196 or 42.9%.

For the six months ended June 30, 2020, revenues generated were $2,688,357 compared to $2,707,381 of revenues for the six months ended June 30, 2020 and 2019, a decrease in total revenues of $19,024 or 0.7%. Total sales for Global Telesat Communications Ltd. were $1,666,937 for the six months ended June 30, 2020, as compared to $2,029,737 for the six months ended June 30, 2019, a decrease of $362,800 or 17.9%. The Company attributes this decrease to reduced recreational consumer demand as a result of lockdown measures imposed across Europe during much of the quarter. Total sales for Orbital Satcom Corp. were $1,021,420 for the six months ended June 30, 2020 as compared to $677,643, for the six months ended June 30, 2019, an increase of $343,777 or 50.7%. The Company attributes the increases in revenue to new product lines and significant increases in US e-commerce sales, offset by the decrease in exchange rates from GBP: USD.

Cost of Sales. During the three months ended June 30, 2020, cost of revenues decreased to $962,562 compared to $1,134,901, for the three months ended June 30, 2019, a decrease of $172,339 or 15.2%. Gross profit margins during the three months ended June 30, 2020 were 21.1% as compared to 19.5% for the comparable period in the prior year. During the six months ended June 30, 2020, cost of revenues decreased to $2,082,664 compared to $2,187,343, for the six months ended June 30, 2019, a decrease of $104,679 or 4.8%. Gross profit margins during the six months ended June 30, 2020 were 22.5% as compared to 19.2% for the comparable period in the prior year. As indicated by the results for the three and six months ending June 30, 2020, our profit margins have increased by 1.7% and 3.3%. However, we cannot be certain that we can maintain the increased margin levels. We expect our cost of revenues as compared with sales growth to continue to increase during fiscal 2020 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, to the extent costs will so increase, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended June 30, 2020, were $446,936, a decrease of $197,295 or 30.6%, from total operating expenses for the three months ended June 30, 2019, of $644,231. Total operating expenses for the six months ended June 30, 2020, were $986,177, a decrease of $140,785 or 12.5%, from total operating expenses for the six months ended June 30, 2019, of $1,126,962. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $146,965 and $172,749 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $25,784 or 14.9%. Selling, general and administrative expenses were $304,171 and $311,752 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $7,581 or 2.4%. The decrease for the six months ended June 30, 2020, are attributable to certain SG&A expenses that fluctuate with sales volatility, offset by an increase in Amazon fees as a percentage of sales and a decrease in administrative expenses.

Salaries, wages and payroll taxes were $150,404 and $186,423, for the three months ended June 30, 2020 and 2019, respectively, a decrease of $36,019, or 19.3%. Salaries, wages and payroll taxes were $346,046 and $359,742, for the six months ended June 30, 2020 and 2019, respectively, a decrease of $13,696, or 3.8%. The decrease is a result of the Company’s UK subsidiary, GTCL, reduction in staff, furloughed as part of the UK Coronavirus Job Retention Scheme. The Company furloughs employees and pays their full compensation and receives 80% of the paid wages through a grant as provided by the UK government, for the six months ended June 30, 2020.

Professional fees were $76,776 and $218,148 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $141,372, or 64.8%. Professional fees were $191,665 and $321,343 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $129,678, or 40.4%. The decrease during the three and six months ended June 30, 2020 as compared to the same period in 2019, is attributable to professional fees, see Note 14, Commitments and Contingencies, of which agreements expired on February 13, 2020.

Depreciation and amortization expenses were $72,791 and $66,911 for the three months ended June 30, 2020 and 2019, respectively, an increase of $5,880 or 8.8%. Depreciation and amortization expenses were $144,295 and $134,125 for the six months ended June 30, 2020 and 2019, respectively, an increase of $10,170 or 7.6%. The increase was primarily attributable to the addition of fixed assets, from the year ended December 31, 2019 of $70,194, and $26,159 for the six months ended June 30, 2020, offset by fully amortized assets, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2020 and beyond as we expand our operations and begin generating additional revenues under our current business. Similarly, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other (income) expense was $(215,810) compared to $16,745 during the three months ended June 30, 2020 and 2019, respectively, an increase in other (income) expense of $(232,555) or 1,389.0%. Our total other (income) expense was $(122,190) compared to $87,566 during the six months ended June 30, 2020 and 2019, respectively, an increase of other income of $209,756 or 239.5%. The increase is attributable to extinguishment of debt of $269,261, other income of $31,525, interest expense $156,347 offset by interest earned of $13 and foreign currency exchange variance of 22,262.

Net Loss. We recorded net income before income tax of $26,566 for the three months ended June 30, 2020 as compared to a net loss of $386,867, for the three months ended June 30, 2019. For the six months ended June 30, 2020, we recorded a net loss before income tax of $258,294 as compared to a net loss of $694,490, for the six months ended June 30, 2019. The increase in the loss is a result of the factors as described above.

Comprehensive Loss. We recorded a gain (loss) for foreign currency translation adjustments for the three and six months ended June 30, 2020 and 2019, of $5,602 and $(218), and $(8,866) and $(399), respectively. The fluctuations of the increase/decrease are primarily attributed to the decrease recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2020, we had a cash balance of $316,515. Our working capital is a negative $(961,004) at June 30, 2020.

Our current assets at June 30, 2020 increased 5.0% from December 31, 2019 and included cash, accounts receivable, prepaid expenses, unbilled revenue, right of use, inventory and other current assets.

Our current liabilities at June 30, 2020 increased 30.3% from December 31, 2019 and included our accounts payable, due to related party, provision for income taxes, contract liabilities, current portion of notes payable, lease liabilities and other liabilities in the ordinary course of our business.

At June 30, 2020, the Company had an accumulated deficit of approximately $11,373,472, negative working capital of approximately $961,004 and net loss of approximately $258,294 during the six months ended June 30, 2020. For the year ended December 31, 2019, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit of approximately $11,115,178, negative working capital of approximately $567,022 and net loss of approximately $1,379,756 during the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. We may need or want to raise additional funds in the future; however, these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need them, our operations and prospects could be materially negatively affected.

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2020 amounted to $47,890 and were primarily attributable to our net loss of $258,294, total amortization expense of $12,500 and depreciation of $131,795, amortization of discount on debt of $128,702 gain on extinguishment of debt of $269,261 and net change in assets and liabilities of $283,285, primarily attributable to a decrease in accounts receivable of $91,738, a decrease in inventory of $7,877, decrease in prepaid expenses of $14,506, a decrease in unbilled revenue of $11,114, a decrease in right of use of $19,163, a decrease in other current assets of $72,392, increase in accounts payable of $109,681, a decrease in contract liabilities of $5,493, a decrease in lease liabilities of $17,200, and a decrease in provision for income taxes of $1,330.

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

Investing Activities

Net cash flows used in investing activities were $26,159 and $21,146, for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and June 30, 2019, we purchased property and equipment of $26,159 and $21,146, respectively.

Financing Activities

Net cash flows provided by financing activities were $225,201 and $602,691, for the six months ended June 30, 2020 and 2019, respectively. Net cash flows provided by financing activities were $225,201 for the six months ended June 30, 2020 and were for proceeds from related party payable of $58,917, proceeds from convertible notes payable of $157,500, proceeds from note payable provided by the US Payroll Protection Program (“PPP”) of $20,832 and offset by repayments of line of credit for $12,048.

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

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020, and 2019, there is an allowance for doubtful accounts of $14,155 and $0, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.61 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the six months ended June 30, 2020 and 2019, there were no additional expenditures on research and development.

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

The relevant translation rates are as follows: for the three and six months ended June 30, 2020, closing rate at 1.2402 US$: GBP, quarterly average rate at 1.241159 US$: GBP and yearly average rate at 1.260983 US$: GBP, for the three and six months ended June 30, 2019, closing rate at 1.269800 US$: GBP, quarterly average rate at 1.293793 US$: GBP and yearly average rate of 1.285336, for the year ended 2019 closing rate at 1.3262 US$: GBP, average rate at 1.276933 US$: GBP.

For the three and six months ended June 30, 2020, Global Telesat Communications LTD, (GTCL) represents 58.7% and 62.0% of total company sales and as such, currency rate variances have an impact on results.

For the three months ended June 30, 2020, the net effect on revenues were impacted by the differences in exchange rate from quarterly average exchange of 1.2853 to 1.2415. Had the quarterly average rate remained at 1.2853, sales for the three months ended June 30, 2020 would have been higher by $25,335. GTCL comparable sales in GBP, its home currency, decreased 29.8% or £244,774, from £822,175to £577,401, for the three months ended June 30, 2020 as compared to June 30, 2019.

For the six months ended June 30, 2020, the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.29379 to 1.26098. Had the yearly average rate remained at 1.29379, sales for the six months ended June 30, 2020 would have been higher by $43,373. GTCL comparable sales in GBP, its home currency, decreased 15.7% or £246,892, from £1,568,828 to £1,321,935, for the six months ended June 30, 2020 as compared to June 30, 2019.

For the six months ended June 30, 2019, GTCL represented 75.0% of total company sales and as such, currency rate variances have an impact on results. For the six months ended June 30, 2019 the net effect on revenues were impacted positively by the differences in exchange rate from yearly average exchange rate of 1.37595 to 1.293793. Had the yearly average rate remained, sales would have been higher by $128,891. GTCL comparable sales in GBP, its home currency, decreased 4.2% or £68,489, from £1,637,317 to £1,568,828 for the six months ended June 30, 2019 as compared to June 30, 2018

Revenue Recognition and Unearned Revenue

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

Contract liabilities is shown separately in the condensed consolidated balance sheets as current liabilities. At June 30, 2020 and 2019, we had contract liabilities of approximately $35,714 and $25,487. At December 31, 2019, we had contract liabilities of approximately $41,207.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2020 and December 31, 2019, respectively.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “TCJA”). SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its consolidated financial statements.

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for the six months ended June 30, 2020, for liability of GBP:USD 1.240200 or $31,670. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At June 30, 2020, the Company had current and long-term operating lease liabilities of $27,341 and $34,536, respectively, and right of use assets of $64,516.

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

Under the supervision and with the participation of our management, we conducted an evaluation, as of June 30, 2020, of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon our evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.

The Company intends to address the foregoing deficiency the Company by upgrading its accounting software to a ERP (“Enterprise Resource Planning”), a cloud-based solution, which would add the necessary controls to manage day to day activities such as accounting, procurement, project management, risk management and compliance as well as to automate the consolidation process of its entities, adding a level of reliability to the Company’s financial reporting. The Company intends to add personnel to address the need for multiple level transaction reviews.

Management intends to complete these steps in the near future, but in any event before the end of the 2020 fiscal year. However, until additional capital is raised, no assurance can be made that the implementation of such remedial steps will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold by us during the six months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Debenture by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.2	Coronavirus Business Interruption Loan Agreement by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2020	ORBSAT CORP

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(principal executive officer)

/s/ Theresa Carlise
Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

