Form 10-Q
period 2020-09-30
ORBSAT CORP
filed 2020-11-16
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 13, 2020
Common Stock, $0.0001 par value	4,074,816

FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the nine months ended September 30, 2020 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$817,013	$75,362
Accounts receivable, net	162,614	244,353
Inventory	501,946	366,298
Unbilled revenue	75,174	76,051
Prepaid expenses	1,784	18,596
Other current assets	38,986	96,786
Total current assets	1,597,517	877,446

Property and equipment, net	1,170,621	1,341,187
Right of use	59,906	83,679
Intangible assets, net	106,250	125,000

Total assets	$2,934,294	$2,427,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,102,472	$1,164,217
Contract liabilities	40,427	41,207
Note payable – current portion	134,868
Related party payable	32,182	51,071
Line of credit	4,798	24,483
Lease liabilities - current	28,489	29,237
Provision for income taxes	21,297	21,856
Stock subscription payable	25,000	-
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,501,930	1,444,468

Long term liabilities:
Convertible debt, net of discount, unamortized, $1,051,382 and $635,333, respectively	101,029	169,667
Note payable	330,887	121,848
Lease liabilities – long term	28,667	51,620
Total Liabilities	1,962,513	1,787,603

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 3,333,333 shares authorized
Common stock, ($0.0001 par value; 50,000,000 shares authorized, 3,564,299 shares issued and outstanding as of September 30, 2020 and 121,216 outstanding at December 31, 2019, respectively)	356	12
Additional paid-in capital	13,467,340	11,757,027
Accumulated (deficit)	(12,473,923)	(11,115,178)
Accumulated other comprehensive (income) loss	(21,992)	(2,152)
Total stockholders’ equity	971,781	639,709

Total liabilities and stockholders’ equity	$2,934,294	$2,427,312

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHNSIVE LOSS

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net sales	$1,475,393	$1,746,525	$4,163,750	$4,453,906

Cost of sales	1,076,929	1,366,008	3,159,593	3,553,351

Gross profit	398,464	380,517	1,004,157	900,555

Operating expenses:
Selling and general administrative	182,813	210,600	486,984	522,352
Salaries, wages and payroll taxes	196,629	176,762	542,675	536,504
Stock based compensation	130,400	-	130,400	-
Professional fees	289,296	126,565	480,961	447,908
Depreciation and amortization	73,697	69,109	217,992	203,234
Total operating expenses	872,835	583,036	1,859,012	1,709.998

Loss before other expenses and income taxes	(474,371)	(202,519)	(854,855)	(809,443)

Other (income) expense
Change in fair value of derivative instruments, net	-	-	-	69,677
Other income	(268)	-	(31,793)	-
Gain on debt extinguishment	-	-	(269,261)	(134,677)
Interest earned	(67)	(812)	(80)	(1,576)
Interest expense	641,460	81,121	797,807	211,344
Foreign currency exchange rate variance	(15,045)	18,131	7,217	41,238
Total other (income) expense	626,080	98,440	503,890	186,006

Net loss before income (loss) tax expense	$(1,100,451)	$(300,959)	$(1,358,745)	$(995,449)

Provision for income taxes	-	(12)	-	745

Net income (loss)	(1,100,451)	(300,947)	(1,358,745)	(996,194)

Comprehensive Income:
Net income (loss)	(1,100,451)	(300,947)	(1,358,745)	(996,194)
Foreign currency translation adjustments	5,602	(494)	(19,840)	(893)
Comprehensive income (loss)	$(1,094,849)	$(301,441)	$(1,378,585)	$(997,087)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	773,170	119,876	495,133	91,359
Basic and diluted net (loss) per share	$(1.42)	$(2.51)	$(2.74)	$(10.90)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBITAL TRACKING CORP. AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2020

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2020	-	$-	-	$-	-	$-

For the Nine Months Ended September 30, 2019

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	-	$-	222	$-	127,578	$12

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	(123,526)	(12)
Preferred shares converted to common	-	-	(222)	-	(4,052)
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP. AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, September 30, 2020	-	$-	-	$-	-	$-

For the Three Months Ended September 30, 2019

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2019	-	$-	-	$-	-	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	-	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2020

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2020	-	$-	-	$-	-	$-

For the Nine Months Ended September 30, 2019

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	192,807	$19	344,947	$34	23,333	$2

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(147,577)	(15)	-	-	-	-
Preferred shares converted to common	(45,230)	(4)	(344,947)	(34)	(23,333)	(2)
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, September 30, 2020	-	$-	-	$-	-	$-

For the Three Months Ended September 30, 2019

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2019	-	$-	2,256	$-	-	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	-	-
Preferred shares converted to common	-	-	(2,256)	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2020

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2020	-	$-	-	$-	-	$-

For the Nine Months Ended September 30, 2019

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	346,840	$35	916	$-	3,274	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(346,840)	(35)	(916)	-	(3,274)	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, September 30, 2020	-	$-	-	$-	-	$-

For the Three Months Ended September 30, 2019

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2019	-	$-	-	$-	33	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	(33)	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2020

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Share	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2020	-	$-	-	$-	-	$-

For the Nine Months Ended September 30, 2019

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	4,313	$-	77,124	$8	2,000	$-

Beneficial conversion feature of convertible debt	-	-	-	-
Preferred shares converted to note payable	(4,296)	-	(70,571)	(7)	(2,000)	-
Preferred shares converted to common	(17)	-	(6,553)	(1)	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, September 30, 2020	-	$-	-	$-	-	$-

For the Three Months Ended September 30, 2019

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2019	-	$-	-	$-	667	$-

Beneficial conversion feature of convertible debt	-	-	-	-
Preferred shares converted to note payable	-	-	-	-	(667)	-
Preferred shares converted to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, September 30, 2019	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2020

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2019	121,216	$12	$11,757,027	$(11,115,178)

Issuance common stock from convertible debt	2,988,283	298	585,291	-
Beneficial conversion feature of convertible debt		-	898,918	-
Issuance common stock for options exercised	429,800	43	32,957	-
Fair value of options granted		-	130,400	-
Stock based compensation	25,000	3	62,748	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(1,358,745)

Balance, September 30, 2020	3,564,299	$356	$13,467,340	$(12,473,923)

For the Nine Months Ended September 30, 2019

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2018	62,435	$6	$11,120,192	$(9,735,422)

Beneficial conversion feature of convertible debt	-	-	805,000	-
Common issued for post-split adjustments	1,687	-	-	-
Preferred shares converted to note payable	-	-	(168,200)	-
Preferred shares converted to common	35,473	4	36	-
Exercise of options to common	21,621	2	(2)	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(996,194)

Balance, September 30, 2019	121,216	$12	$11,757,027	$(10,731,617)

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, June 30, 2020	255,329	$25	$11,771,769	$(11,373,472)

Issuance common stock from convertible debt	2,854,170	285	570,549	-
Beneficial conversion feature of convertible debt		-	898,918	-
Issuance common stock for options exercised	429,800	43	32,957	-
Fair value of options granted		-	130,400	-
Stock based compensation	25,000	3	62,748	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(1,100,451)

Balance, September 30, 2020	3,564,299	$356	$13,467,340	$(12,473,923)

For the Three Months Ended September 30, 2019

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, June 30, 2019	117,683	$12	$11,757,027	$(10,430,670)

Beneficial conversion feature of convertible debt	1,687	-	-	-
Preferred shares converted to note payable	-	-	-	-
Preferred shares converted to common	1,840	-	-	-
Comprehensive loss
Net loss	-	-	-	(300,947)

Balance, September 30, 2019	121,216	$12	$11,757,027	$(10,731,617)

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2020

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2019	$(2,152)	$639,709

Issuance common stock from convertible debt	-	585,589
Beneficial conversion feature of convertible debt	-	898,918
Issuance common stock for options exercised	-	33,000
Fair value of options granted	-	130,400
Stock based compensation	-	62,750
Comprehensive loss	(19,840)	(19,840)
Net loss	-	(1,358,745)
Balance, September 30, 2020	$(21,992)	$971,781

For the Nine Months Ended September 30, 2019

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2018	$(6,172)	$1,378,715
Beneficial conversion feature of convertible debt	-	805,000
Preferred shares converted to note payable	-	(168,271)
Preferred shares converted to common	-	-
Comprehensive loss	(893)	(893)
Net loss	-	(996,194)
Balance, September 30, 2019	$(7,065)	$1,018,357

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, June 30, 2020	$(11,018)	$387,304

Issuance common stock from convertible debt	-	570,834
Beneficial conversion feature of convertible debt	-	898,918
Issuance common stock for options exercised	-	33,000
Fair value of options granted	-	130,400
Stock based compensation	-	62,750
Comprehensive loss	(10,974)	(10,974)
Net loss	-	(1,100,451)
Balance, September 30, 2020	$(21,992)	$971,781

For the Three Months Ended September 30, 2019

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, June 30, 2019	$(6,571)	$1,319,798
Beneficial conversion feature of convertible debt	-	-
Preferred shares converted to note payable	-	-
Preferred shares converted to common	-	-
Comprehensive loss	(494)	(494)
Net loss	-	(300,947)
Balance, September 30, 2019	$(7,065)	$1,018,357

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,358,745)	$(996,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	199,242	184,484
Amortization of intangible asset	18,750	18,750
Amortization of right to use	23,773	2,196
Stock based compensation	62,750	-
Fair value of options exercised	33,000	-
Fair value of options granted	130,400	-
Amortization of convertible debt discount	752,130	211,330
Change in fair value of derivative liabilities	-	69,677
Convertible debt issued for services	-	113,000
Gain on debt extinguishment	(269,261)	(134,677)
Change in operating assets and liabilities:
Accounts receivable	81,739	(74,915)
Inventory	(135,648)	(179,186)
Unbilled revenue	877	19,087
Prepaid expense	16,812	(35,789)
Other current assets	57,800	(39,505)
Accounts payable and accrued liabilities	(61,747)	217,680
Lease liabilities	(21,562)	(4,811)
Provision for income taxes	(1,330)	333
Contract liabilities	(780)	25,356
Net cash used in operating activities	(471,800)	(603,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,752)	(51,414)
Net cash used in investing activities	(30,752)	(51,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	(18,889)	(20,856)
Repayments from line of credit	(19,685)	-
Repayments from note payable	-	(46,422)
Repayments from convertible notes payable	-	(87,778)
Proceeds from note payable	343,907	-
Proceeds of convertible notes payable	958,000	757,000
Net cash provided by financing activities	1,263,333	601,944

Effect of exchange rate on cash	(19,130)	998

Net increase (decrease) in cash	741,651	(51,656)
Cash beginning of period	75,362	142,888
Cash end of period	$817,013	$91,232

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$20,270

Non-cash adjustments during the period for
Beneficial conversion feature on convertible debt	$898,918	$805,000
Long term debt issued in exchange for preferred stock	$-	$168,270
Conversion of convertible debt into common shares	$585,589	$-
Obtaining right of use asset for lease liability	$59,906	$86,377

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the nine months ending September 30, 2020, are not necessarily indicative of the results for the remainder of the fiscal year. The consolidated financial statements as of December 31, 2019, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of Orbsat Corp F/K/A/ Orbital Tracking Corp. (the “Company”) for the year ended December 31, 2019, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. The consolidated balance sheet as of December 31, 2019 was derived from those financial statements.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020, and 2019, there is an allowance for doubtful accounts of $14,749 and $0, respectively.

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

Prepaid expenses

Prepaid expenses amounted to $1,784 and $18,596, at September 30, 2020 and December 31, 2019, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements and product costs associated with deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2020, closing rate at 1.2923 US$: GBP, quarterly average rate at 1.293173 US$: GBP and yearly average rate at 1.271713 US$: GBP, for the three and nine months ended September 30, 2019, closing rate at 1.269800 US$: GBP, quarterly average rate at 1.293793 US$: GBP and yearly average rate of 1.285336, for the year ended 2019 closing rate at 1.3262 US$: GBP, average rate at 1.276933 US$: GBP.

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

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At September 30, 2020 and December 31, 2019, we had contract liabilities of $40,427 and $41,207, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge of $0 and $50,000, during the nine months ended September 30, 2020 and for the year ended December 31, 2019, respectively.

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

Depreciation expense for the three months ended September 30, 2020 and 2019 were $67,447 and $62,859, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 were $199,242 and $184,484, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2020 and September 30, 2019, respectively.

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

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.61 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the nine months ended September 30, 2020 and 2019, there were no additional expenditures on research and development.

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

The following are dilutive common stock equivalents during the nine months ended:

	September 30, 2020		September 30, 2019
Convertible notes payable	5,762,056	(1)	8,050,000	(2)
Stock Options	39,044		39,044
Stock Warrants	4,000		4,000
Total	5,805,100		8,093,044

(1)	5,762,056 shares of our common stock issuable upon conversion of $1,152,411 of Convertible Notes Payable at a conversion rate of $0.20 per share, as of September 30, 2020, not accounting for 9.99% beneficial ownership limitations.
(2)	8,050,000 shares of our common stock issuable upon conversion of $805,000 of Convertible Notes Payable at a conversion rate of $0.10 per share, as of September 30, 2019, not accounting for 4.99% beneficial ownership limitations.

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

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Net loss	$(1,358,745)	$(1,379,756)
Preferred shares redemption adjustment	$-	$201,924
Net loss available to common shareholders	$ (1, 358,745 )	$(1,177,832)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	495,133	106,175
Loss applicable to common shareholders per share	$(2.74)	$(11.09)

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

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three year lease for its UK office and warehouse for annual rent of £25,536 or GBP:USD using exchange rate close for the nine months ended September 30, 2020, GBP:USD 1.292300 or $33,000. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At September 30, 2020, the Company had current and long-term operating lease liabilities of $28,489 and $28,667, respectively, and right of use assets of $59,906.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2020, the Company had an accumulated deficit of $12,473,923, positive working capital of $95,587 and net loss of $1,358,745 during the nine months ended September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At September 30, 2020 and December 31, 2019, inventories consisted of the following:

	September 30, 2020	December 31, 2019
Finished goods	$501,946	$366,298
Less reserve for obsolete inventory	-	-
Total	$501,946	$366,298

For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $1,784 at September 30, 2020 and $18,596 at December 31, 2019, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2020 and December 31, 2019, property and equipment, net of fully depreciated assets, consisted of the following:

	September 30, 2020	December 31, 2019
Office furniture and fixtures	$9,809	$10,066
Computer equipment	37,510	47,646
Rental equipment	60,905	75,470
Appliques	2,160,096	2,160,096
Website development	66,452	36,279

Less accumulated depreciation	(1,164,151)	(988,370)

Total	$1,170,621	$1,341,187

Depreciation expense for the three months ended September 30, 2020 and 2019 were $67,447 and $62,859, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 were $199,242 and $184,484, respectively.

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

Amortization of customer contracts are included in depreciation and amortization. For the nine months ended September 30, 2020 and 2019, the Company amortized $18,750, respectively. Future amortization of intangible assets is as follows:

2020	$6,250
2021	25,000
2022	25,000
2023	25,000
2024 and thereafter	25,000
Total	$106,250

On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.50 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the nine months ended September 30, 2020 and 2019, there were no additional expenditures on research and development.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accounts payable	$773,807	$901,244
Rental deposits	11,146	14,381
Customer deposits payable	47,905	46,089
Accrued wages & payroll liabilities	453	1,965
Property tax payable	-	2,770
VAT liability & sales tax payable	100,232	64,051
Pre-merger accrued other liabilities	65,948	65,948
Accrued interest	80,481	35,462
Accrued other liabilities	22,500	32,307
Total	$1,102,472	$1,164,217

NOTE 8 – LINE OF CREDIT

On October 9, 2019, Orbital Satcom Corp., entered into a short-term loan agreement for $29,000, with Amazon. The one-year term loan is paid monthly, has an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $725 and $0, respectively. The short-term line of credit balance as of September 30, 2020 and December 31, 2019, was $4,798 and $24,483, respectively.

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

During the fiscal year ended December 31, 2019, the Company repaid $46,422 of the notes, leaving a balance of $121,848 as long-term notes payable. For the three months ended September 30, 2020 and 2019, the Company recorded interest of $1,843 and $1,843, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded interest in relation to the note of $5,488 and $3,065, respectively. As of September 30, 2020, the company reclassified the note from long term to short term, resulting in current portion of notes payable of $121,848.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE

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

The Notes bear interest at a rate of 6% per annum, simple interest, and mature on the third anniversary of the Issue Date (the “Maturity Date”), to the extent that the Notes and the principal amounts and any interest accrued thereunder (the “Indebtedness”) have not been converted into shares of common stock of the Company. Interest on the Notes will accrue on a simple interest, non-compounded basis and will be added to the principal amounts on the Maturity Date or such earlier date as may be due upon an Event of Default (as defined below), at which time all Indebtedness will be due and payable, unless earlier converted into Conversion Shares (as defined below). In the event that any amount due under the Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the Notes other than as required by the Agreement. The Notes are general, unsecured obligations of the Company. The proceeds of the Notes will be used to repay certain outstanding indebtedness of the Company and for general corporate purposes. For the three months ended September 30, 2020, the Company recorded simple interest expense of $11,191 and $0, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded simple interest expense of $34,452 and $87,779, respectively.

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

On June 15, 2020, the change in conversion price from $0.10 to $0.20, resulted in a difference in the carrying value of the balance of the note payable. Under ASC 470-50-40-13, if it is determined that the original and new debt instruments are substantially different, the new debt instrument shall be initially recorded at fair value, and that amount shall be used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. The original debt had a carrying value of $269,262 as of June 15, 2020, the fair value of the amended debt was $0 ($792,932 principle netted with the $792,392 note payable discount), which resulted a gain from the extinguishment of debt $269,262. Further, as of June 30, 2020, the Company recorded a beneficial conversion feature of the amended note of $17,041, resulting in a balance of unamortized discount notes payable of $775,892 as of June 30, 2020. For the three months ended September 30, 2020, the Company amortized the discount on the debt, to interest expense of $348,563, resulting in a balance of unamortized discount notes payable of $427,329.

On August 21, 2020, Orbsat Corp (the “Company”) entered into a Note Purchase Agreement (the “NPA2”) by and among the Company and certain lenders set forth on the lender schedule to the NPA2 (the “Lenders”). Pursuant to the terms of the NPA2, the Company sold an aggregate principal amount of $933,000 of its convertible promissory notes (the “Notes”). The Notes are general, unsecured obligations of the Company and bear simple interest at a rate of 6% per annum, and mature on the third anniversary of the date of issuance (the “Maturity Date”), to the extent that the Notes and the principal amounts and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the Notes other than as required by the Agreement. The Note holders have an optional right of conversion such that a Noteholder may elect to convert his Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.20, subject to certain adjustments. This optional right of conversion is subject to a beneficial ownership limitation of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the share issuance upon conversion. The holders of the Notes are granted demand registration rights and pre-emptive rights. In addition, the NPA2 includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency. Upon the occurrence of an event of default, a majority of the Holders may accelerate the maturity of the Indebtedness. The closing of this offering took place on August 21, 2020.

In comparison to the fair market value of the common stock on August 21, 2020, and the fixed effective conversion rate of $0.20 per common share, the lesser amount of the conversion feature or debt was $898,918 and presented a beneficial conversion feature. Thus, the Company recorded a discount on the debt of $898,918 with a corresponding increase to additional paid in capital. For the three months ended, the Company amortized the discount on the debt, to interest expense of $274,865, resulting in a balance of unamortized discount notes payable of $624,053.

For the nine months ended September 30, 2020, the Holders converted a total of $585,589 of the convertible debt to common stock into 2,988,283 common shares, 120,676 at the conversion rate of $0.10 per share and 2,867,607 common shares at the conversion rate of $0.20 per share. The balance of the convertible notes at September 30, 2020, net of unamortized discount of $1,051,382, is $101,029.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 CORONAVIRUS LOANS

On May 8, 2020, Orbsat Corp was approved for the US funded Payroll Protection Program, (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. As of September 30, 2020, the Company has recorded $13,020 as current portion of notes payable and $7,812 as notes payable long term.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share, as of September 30, 2020.

Preferred Stock

As of September 30, 2020, there were 3,333,333 shares of Preferred Stock authorized.

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

As of September 30, 2020, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L convertible preferred stock authorized, and no shares issued and outstanding.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of September 30, 2020, there were 50,000,000 shares of common stock authorized and 3,564,299 shares issued and outstanding.

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

On August 26, 2020, the Company issued an aggregate of 586,000 common stock upon the conversion of $117,200 of its convertible debt, at the conversion rate of $0.20 per share.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 1, 2020, the Company issued an aggregate of 148,424 common stock upon the conversion of $29,685 of its convertible debt, at the conversion rate of $0.20 per share.

On September 2, 2020, the Company issued an aggregate of 21,753 common stock upon the conversion of $4,351 of its convertible debt, at the conversion rate of $0.20 per share.

On September 8, 2020, the Company issued an aggregate of 167,998 common stock upon the conversion of $33,600 of its convertible debt, at the conversion rate of $0.20 per share.

On September 10, 2020, the Company issued an aggregate of 572,285 common stock upon the conversion of $114,457 of its convertible debt, at the conversion rate of $0.20 per share.

On September 11, 2020, the Company issued an aggregate of 75,000 common stock upon the conversion of $15,000 of its convertible debt, at the conversion rate of $0.20 per share.

On September 14, 2020, the Company issued an aggregate of 331,472 common stock upon the conversion of $66,294 of its convertible debt, at the conversion rate of $0.20 per share.

On September 15, 2020, the Company issued an aggregate of 67,647 common stock upon the conversion of $13,529 of its convertible debt, at the conversion rate of $0.20 per share.

On September 16, 2020, the Company issued an aggregate of 151,373 common stock upon the conversion of $30,275 of its convertible debt, at the conversion rate of $0.20 per share.

On September 17, 2020, the Company issued an aggregate of 165,985 common stock upon the conversion of $33,197 of its convertible debt, at the conversion rate of $0.20 per share.

On September 21, 2020, the Company issued an aggregate of 28,901 common stock upon the conversion of $5,780 of its convertible debt, at the conversion rate of $0.20 per share.

On September 22, 2020, the Company issued an aggregate of 275,026 common stock upon the conversion of $55,005 of its convertible debt, at the conversion rate of $0.20 per share.

On September 30, 2020, the Company issued an aggregate of 216,199 common stock upon the conversion of $43,240 of its convertible debt, at the conversion rate of $0.20 per share.

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

2020 Incentive Plan

On August 21, 2020, the Company’s Board of Directors approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The purpose of the 2020 Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, directors and consultants. The 2020 Plan provides that up to a maximum of 2,250,000 shares of the Company’s common stock, subject to adjustment, are available for issuance under the 2020 Plan. A copy of the 2020 Plan is filed as Exhibit 10.2 to this Form 8-K and is incorporated by reference herein.

Following the adoption of the 2020 Plan, the Board approved issuances of certain stock options to its executives, directors and employees under the 2020 Plan. Specifically, the stock options issued to David Phipps, CEO (400,000), Theresa Carlise, former CFO (71,000) and Hector Delgado, a Board member (21,000), all have an exercise price of $0.20 per share, respectively, fully vest upon issuance and expire on August 20, 2030. In addition, the Board approved additional 160,000 stock options to the Company’s 7 key employees, on the same terms as those issued to the Company’s officers and director.

On August 25, 2020, David Phipps exercised 400,000 options via a cashless exercise. Additionally, on August 25, 2020, two employees exercised 110,000 options through a cashless exercise. The Company withheld newly acquired shares pursuant to the exercise of the Option. The amount of common stock issued is calculated by using [Number of Options Exercising] minus [Exercise Price] * [Number of Options Exercising] divided by [Prior Close OSAT Market Price]. As a result of the exercise 408,000 shares of common stock were issued.

	Options Exercised	Exercise Price	Market Price	Shares withheld as Payment	Common Stock Issued
David Phipps	400,000	$0.20	$0.25	80,000	320,000
Other	110,000	$0.20	$0.25	22,000	88,000
	510,000			102,000	408,000

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

Following the adoption of the 2020 Plan, the Board approved issuances of certain stock options to its executives, directors and employees under the 2020 Plan. Specifically, the stock options issued to David Phipps, CEO (400,000), Theresa Carlise, CFO (71,000) and Hector Delgado, a Board member (21,000), all have an exercise price of $0.20 per share, respectively, fully vest upon issuance and expire on August 20, 2030. In addition, the Board approved additional 160,000 stock options to the Company’s 7 key employees, on the same terms as those issued to the Company’s officers and director. The Company uses the Black-Scholes Model to calculate the fair value of its options. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. Management determined the expected volatility was 496.13%, a risk free rate of interest between 0.13%, and contractual lives of the options of ten years. In connection with the stock option grant, for the three months ended September 30, 2020, the Company recorded a charge for the fair value of options granted of $130,400.

Stock options outstanding at September 30, 2020, as disclosed in the below table, have approximately $276,212 of intrinsic value at the end of the period.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2020	39,044	$17.49	5.16
Granted	817,000	0.20	9.90
Exercised	(531,000)	0.20	9.89
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at September 30, 2020	325,044	$2.28	9.25
Options exercisable at September 30, 2020	325,044	$2.28	9.25

A summary of the status of the Company’s outstanding warrants and changes during the nine months ended September 30, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2020	4,000	$60.00	0.62
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at September 30, 2020	4,000	$60.00	0.62

As of September 30, 2020, and December 31, 2019, there were 4,000 warrants outstanding, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of September 30, 2020, the accounts payable due to related party includes advances for inventory and services due to David Phipps of $24,062, accrued director fees of $5,000 due to Hector Delgado, Director and expenses due to Theresa Carlise of $3,120. Total related party payments due as of September 30, 2020 and December 31, 2019 are $32,182 and $51,071, respectively. Those related party payable are non-interest bearing and due on demand.

The Company employs three individuals who are related to Mr. Phipps, of which earned gross wages totaling $58,149 and $46,116 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Some economists are predicting the United States will soon enter a recession. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but we expect that it may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

On September 11, 2020, the Company’s Board approved and authorized the continued employment of David Phipps and Theresa Carlise, as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, for a 30-day period, commencing as of September 14, 2020 and terminating on October 13, 2020, which employment term may be extended as agreed by the Company and the respective executive officers on substantially the same compensation and other material terms during the period of the continued employment as those set forth in their previous employment agreements. As previously disclosed, in March 2020, the Company and above-referenced executive officers executed waivers of the provisions in their respective employment agreement requiring prior written notice of non-renewal to the other party. As a result, their respective employment terms with the Company were not automatically extended as set forth in such employment agreements and terminated as of June 13, 2020. As previously disclosed on June 13, 2020, the Company renewed their respective agreements for 30 days, commencing on June 14 through July 13, 2020. As previously disclosed on July 13, 2020, the Company renewed their respective agreements for another 30 days, commencing on July 14 through August 13, 2020. As previously disclosed on August 14, 2020, the Company renewed their respective agreements for another 30 days, commencing on August 14 through September 13, 2020.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 14, 2020, the Board of Directors (the “Board”) of Orbsat Corp (the “Company”) effected the following changes to the Company’s executive management:

(i) extended David Phipps’ (the Company’s Chief Executive Officer) employment with the Company for another 30-day period, commencing on October 14, 2020, with his respective compensation and other material terms during the such term to remain substantially the same as those set forth in the previous extensions to his employment agreement;

(ii) continued, following the October 16, 2020 expiration of Theresa Carlise’s CFO employment agreement with the Company, to retain her services on a non-exclusive basis as the Company’s Comptroller to facilitate the CFO transition, for cash compensation of $2,000/week. Ms. Carlise will be so engaged at the pleasure of the Board and her engagement may be terminated upon one week’s advance notice; and

(iii) to appoint Thomas Seifert as the Company’s Chief Financial Officer for a period of 12 months commencing on October 19, 2020, for cash compensation of $7,500/month, and such additional equity compensation as the Board may determine in the future, subject to periodic review and adjustment by the Board in its sole discretion. He will also be eligible to receive various other benefits if and to the extent available to the employees of the Company.

On November 12, 2020, the Company’s Board approved and authorized the continued employment of David Phipps, as the Company’s Chief Executive Officer, for a 90-day period, commencing as of November 13, 2020, which employment term may be extended as agreed by the Company and the executive officer on substantially the same compensation and other material terms during the period of the continued employment as those set forth in his previous employment agreement. As previously disclosed, in March 2020, the Company and above-referenced executive officer executed a waiver of the provisions in his employment agreement requiring prior written notice of non-renewal to the other party. As a result, his employment terms with the Company were not automatically extended as set forth in such employment agreement and terminated as of June 13, 2020. As previously disclosed on June 13, 2020, the Company renewed his agreement for 30 days, commencing on June 14 through July 13, 2020. As previously disclosed on July 13, 2020, the Company renewed his agreement for another 30 days, commencing on July 14 through August 13, 2020. As previously disclosed on August 14, 2020, the Company renewed his agreement for another 30 days, commencing on August 14 through September 13, 2020. As previously disclosed on October 14, 2020, the Company renewed his agreement for another 30 days, commencing on October 14 through November 13, 2020. On November 12, 2020, the Company renewed his agreement for another 90 days, commencing November 13, 2020.

Consulting Agreements

On May 13, 2019, the Company entered into two consulting agreements (each, a “Consulting Agreement” and together, the “Consulting Agreements”) with unrelated third parties to provide capital raising advisory services and business growth and development services, each for a term of nine months. In exchange for such services, each consultant will receive (i) a Note in the amount of $44,000 issued pursuant to the Agreement, (ii) a Note in the amount of $12,500 with a maturity of three years bearing interest at a rate of 6% per annum with an optional right of conversion, (iii) payment of a retainer ranging from $10,000 to $30,000, and (iv) monthly payments ranging from $5,000 to $10,000 for nine months. On August 29, 2019, one of the consulting agreements was extended for another three months to expire on February 13, 2020 and the other was extended on September 1, 2019 for another two months and expired on January 13, 2020. For the nine months ended September 30, 2020 and 2019, the Company recorded professional fees of $16,290 and $0, respectively, relating to the Consulting Agreements.

Lease Agreement

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England for £2,128 per month, or $2,706 per month at the yearly average conversion rate of 1.271713, or $2,822 using exchange rate close at December 31, 2019 of 1.3262. The lease has been renewed until July 23, 2022.

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

At September 30, 2020, the Company had current and long-term operating lease liabilities of $28,489 and $28,667, respectively, and right of use assets of $59,906.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Minimum
Lease
Years Ending December 31,	Payment
Remainder of 2020	$8,118
2021	32,472
2022	18,942
Total undiscounted future non-cancellable minimum lease payments	59,532
Less: Imputed interest	-
Present value of lease liabilities	$59,532
Weighted average remaining term	1.83

In the Company’s financial statements for periods prior to January 1, 2019, the Company accounts for leases under ASC 840, and provides for rent expense on a straight-line basis over the lease terms. Net rent expense for the nine months ended September 30, 2020 and 2019 were $12,091 and $23,214, respectively.

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

NOTE 15 - CONCENTRATIONS

Customers:

Amazon accounted for 60.1% and 57.6% of the Company’s revenues during the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, Amazon accounted for 64.9% and 63.6% of the Company’s revenues. No other customer accounted for 10% or more of the Company’s revenues for either period.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2020 and 2019.

	September 30, 2020		September 30, 2019

Garmin	$376,741	11.8%	$490,564	15.1%
Network Innovations	$697,902	21.8%	$1,032,647	31.8%
Cygnus Telecom	$376,741	13.2%	$402,455	12.4%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended September 30, 2020 and 2019.

	September 30, 2020		September 30, 2019

Garmin	$140,666	12.5%	$188,383	18.1%
Network Innovations	$167,300	14.9%	$385,204	36.9%
Cygnus Telecom	$141,364	12.6%	$125,420	12.0%
Satcom Global	$123,435	11.0%	$38,943	1.2%

Geographic:

The following table sets forth revenue as to each geographic location, for the nine months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019

Europe	$2,749,781	66.0%	$3,216,613	72.2%
North America	1,035,904	24.9%	816,699	18.3%
South America	20,510	0.5%	33,841	0.8%
Asia & Pacific	279,247	6.7%	312,848	7.0%
Australia & Oceanic	42,594	1.0%	35,912	0.8%
Africa	35,714	0.9%	37,994	0.9%
	$4,163,750		$4,453,906

The following table sets forth revenue as to each geographic location, for the three months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019

Europe	$1,044,503	70.8%	$1,132,882	64.9%
North America	290,065	19.7%	479,463	27.5%
South America	8,609	0.6%	13,131	0.8%
Asia & Pacific	101,244	6.9%	100,380	5.7%
Australia & Oceanic	21,655	1.5%	12,141	0.7%
Africa	9,317	0.6%	8,528	0.5%
	$1,475,393		$1,746,525

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS

On October 14, 2020, the Board of Directors (the “Board”) of Orbsat Corp (the “Company”) effected the following changes to the Company’s executive management:

(i) extended David Phipps’ (the Company’s Chief Executive Officer) employment with the Company for another 30-day period, commencing on October 14, 2020, with his respective compensation and other material terms during the such term to remain substantially the same as those set forth in the previous extensions to his employment agreement;

(ii) continued, following the October 16, 2020 expiration of Theresa Carlise’s CFO employment agreement with the Company, to retain her services on a non-exclusive basis as the Company’s Comptroller to facilitate the CFO transition, for cash compensation of $2,000/week. Ms. Carlise will be so engaged at the pleasure of the Board and her engagement may be terminated upon one week’s advance notice; and

(iii) to appoint Thomas Seifert as the Company’s Chief Financial Officer for a period of 12 months commencing on October 19, 2020, for cash compensation of $7,500/month, and such additional equity compensation as the Board may determine in the future, subject to periodic review and adjustment by the Board in its sole discretion. He will also be eligible to receive various other benefits if and to the extent available to the employees of the Company.

On November 3, 2020, the Company issued an aggregate of 30,305 common stock upon the conversion of $6,061 of its convertible debt, at the conversion rate of $0.20 per share.

On November 5, 2020, the Company issued an aggregate of 129,241 common stock upon the conversion of $25,848 of its convertible debt, at the conversion rate of $0.20 per share.

On November 6, 2020, the Company issued an aggregate of 56,700 common stock upon the conversion of $11,340 of its convertible debt, at the conversion rate of $0.20 per share.

On November 11, 2020, the Company issued an aggregate of 100,000 common stock upon the conversion of $20,000 of its convertible debt, at the conversion rate of $0.20 per share.

On November 12, 2020, the Company’s Board approved and authorized the continued employment of David Phipps, as the Company’s Chief Executive Officer, for a 90-day period, commencing as of November 13, 2020, which employment term may be extended as agreed by the Company and the executive officer on substantially the same compensation and other material terms during the period of the continued employment as those set forth in his previous employment agreement. As previously disclosed, in March 2020, the Company and above-referenced executive officer executed a waiver of the provisions in his employment agreement requiring prior written notice of non-renewal to the other party. As a result, his employment terms with the Company were not automatically extended as set forth in such employment agreement and terminated as of June 13, 2020. As previously disclosed on June 13, 2020, the Company renewed his agreement for 30 days, commencing on June 14 through July 13, 2020. As previously disclosed on July 13, 2020, the Company renewed his agreement for another 30 days, commencing on July 14 through August 13, 2020. As previously disclosed on August 14, 2020, the Company renewed his agreement for another 30 days, commencing on August 14 through September 13, 2020. As previously disclosed on October 14, 2020, the Company renewed his agreement for another 30 days, commencing on October 14 through November 13, 2020. On November 12, 2020, the Company renewed his agreement for another 90 days, commencing November 13, 2020.

On November 13, 2020, the Company issued an aggregate of 194,472 common stock upon the conversion of $38,894 of its convertible debt, at the conversion rate of $0.20 per share.

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

On August 26, 2020, the Company issued an aggregate of 586,000 common stock upon the conversion of $117,200 of its convertible debt, at the conversion rate of $0.20 per share.

On September 1, 2020, the Company issued an aggregate of 148,424 common stock upon the conversion of $29,685 of its convertible debt, at the conversion rate of $0.20 per share.

On September 2, 2020, the Company issued an aggregate of 21,753 common stock upon the conversion of $4,351 of its convertible debt, at the conversion rate of $0.20 per share.

On September 8, 2020, the Company issued an aggregate of 167,998 common stock upon the conversion of $33,600 of its convertible debt, at the conversion rate of $0.20 per share.

On September 10, 2020, the Company issued an aggregate of 572,285 common stock upon the conversion of $114,457 of its convertible debt, at the conversion rate of $0.20 per share.

On September 11, 2020, the Company issued an aggregate of 75,000 common stock upon the conversion of $15,000 of its convertible debt, at the conversion rate of $0.20 per share.

On September 14, 2020, the Company issued an aggregate of 331,472 common stock upon the conversion of $66,294 of its convertible debt, at the conversion rate of $0.20 per share.

On September 15, 2020, the Company issued an aggregate of 67,647 common stock upon the conversion of $13,529 of its convertible debt, at the conversion rate of $0.20 per share.

On September 16, 2020, the Company issued an aggregate of 151,373 common stock upon the conversion of $30,275 of its convertible debt, at the conversion rate of $0.20 per share.

On September 17, 2020, the Company issued an aggregate of 165,985 common stock upon the conversion of $33,197 of its convertible debt, at the conversion rate of $0.20 per share.

On September 21, 2020, the Company issued an aggregate of 28,901 common stock upon the conversion of $5,780 of its convertible debt, at the conversion rate of $0.20 per share.

On September 22, 2020, the Company issued an aggregate of 275,026 common stock upon the conversion of $55,005 of its convertible debt, at the conversion rate of $0.20 per share.

On September 30, 2020, the Company issued an aggregate of 216,199 common stock upon the conversion of $43,240 of its convertible debt, at the conversion rate of $0.20 per share.

We had net cash used by operations of $471,793 during the nine months ended September 30, 2020. At September 30, 2020, we had a working capital of $98,191. Additionally, at September 30, 2020, we had an accumulated deficit of $12,450,262 and stockholder’s equity of $995,442. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

On April 1, 2020, the Company’s UK based subsidiary, GTCL furloughed 6 employees. Under the “Corona Virus Job Retention Scheme”, the furloughed employees will be paid through the Company, reimbursable in an amount equal to 80% of the employees’ wages thru the UK government until June 30, 2020. The Company has recorded the reimbursement of the 80% of wages, in the amount of $32,333, in salaries, in its statement of operations for the nine months ended September 30, 2020. On May 4, 2020, the Bournemouth, Christchurch and Poole Council, has awarded a grant of £25,000 to GTCL, under its COVID-19 relief scheme, “Retail, Leisure and Hospitality Relief”. The grant is not a loan and is not to be repaid and is reflected as other income on the Company’s statement of operations. Additionally, on May 5, 2020, the Bournemouth, Christchurch and Poole Council, waived the 2020 business rates for the period starting April 1, 2020 thru March 31, 2021, of approximately £13,224 or $17,101, at the quarterly average exchange rate at September 30, 2020 of 1.293173.

On May 8, 2020, Orbsat Corp was approved for the Payroll Protection Program (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. As of September 30, 2020, the Company has recorded $13,020 as current portion of notes payable and $7,812 as notes payable long term.

On April 20, 2020, the Board approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD$313,875 at an exchange rate of GBP:USD of 1.2555. The Debenture bears interest at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) will be made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the Limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand.

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

On June 15, 2020, the Company’s Board approved and authorized continued employment of David Phipps and Theresa Carlise, as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, for a 30-day period, commencing as of June 14, 2020, which employment term may be extended as agreed by the Company and the respective executive officers on the substantially the same compensation and other material terms during the period of the continued employment as those set forth in their previous employment agreements. As previously disclosed, in March 2020, the Company and above-referenced executive officers executed waivers of the provisions in their respective employment agreement requiring prior written notice of non-renewal to the other party. As a result, their respective employment terms with the Company were not automatically extended as set forth in such employment agreements and terminates as of June 14, 2020. On July 13, 2020, the Board extended their respective employments for another 30-day period. On August 13, 2020 and on September 11, 2020, the Board resolved to negotiate and, when prepared, enter into executive employment agreements David Phipps as the Company’s CEO and Theresa Carlise, the Company’s CFO, on substantially the same compensation and other material terms as those set forth in their previous employment agreements.

On October 14, 2020, the Board effected the following changes to the Company’s executive management:

(i) extended David Phipps’ (the Company’s Chief Executive Officer) employment with the Company for another 30-day period, commencing on October 14, 2020, with his respective compensation and other material terms during the such term to remain substantially the same as those set forth in the previous extensions to his employment agreement;

(ii) continued, following the October 16, 2020 expiration of Theresa Carlise’s CFO employment agreement with the Company, to retain her services on a non-exclusive basis as the Company’s Comptroller to facilitate the CFO transition, for cash compensation of $2,000/week. Ms. Carlise will be so engaged at the pleasure of the Board and her engagement may be terminated upon one week’s advance notice; and

(iii) to appoint Thomas Seifert as the Company’s Chief Financial Officer for a period of 12 months commencing on October 19, 2020, for cash compensation of $7,500/month, and such additional equity compensation as the Board may determine in the future, subject to periodic review and adjustment by the Board in its sole discretion. He will also be eligible to receive various other benefits if and to the extent available to the employees of the Company.

Results of Operations for the Three and Nine Months Ended September 30, 2020 compared to the Three and Nine Months Ended September 30, 2019

Revenue. Sales for the three and nine months ended September 30, 2020 consisted primarily of sales of satellite phones, tracking devices, locator beacons, accessories and airtime plans. For the three months ended September 30, 2020, revenues generated were $1,475,393 compared to $1,746,525 of revenues for the three months ended September 30, 2019, a decrease in total revenues of $271,132 or 15.5%. Total sales for Global Telesat Communications Ltd. were $1,002,872 for the three months ended September 30, 2020, as compared to $1,103,619 for the three months ended September 30, 2019, a decrease of $100,747 or 9.1%. Total sales for Orbital Satcom Corp. were $472,521 for the three months ended September 30, 2020 as compared to $642,906, for the three months ended September 30, 2019, a decrease of $170,385 or 26.5%.

For the nine months ended September 30, 2020, revenues generated were $4,163,750 compared to $4,453,906 of revenues for the nine months ended September 30, 2020 and 2019, a decrease in total revenues of $290,156 or 6.5%. Total sales for Global Telesat Communications Ltd. were $2,677,039 for the nine months ended September 30, 2020, as compared to $3,128,211 for the nine months ended September 30, 2019, a decrease of $451,172 or 14.4%. The Company attributes this decrease to reduced recreational consumer demand as a result of lockdown measures imposed across Europe during much of the quarter. Total sales for Orbital Satcom Corp. were $1,486,711 for the nine months ended September 30, 2020 as compared to $1,325,695, for the nine months ended September 30, 2019, an increase of $161,016 or 12.5%. The Company attributes the increases in revenue to new product lines and significant increases in US e-commerce sales, offset by the decrease in exchange rates from GBP: USD.

Cost of Sales. During the three months ended September 30, 2020, cost of revenues decreased to $1,076,929 compared to $1,366,008, for the three months ended September 30, 2019, a decrease of $289,079 or 21.2%. Gross profit margins during the three months ended September 30, 2020 were 27.0% as compared to 21.8% for the comparable period in the prior year. During the nine months ended September 30, 2020, cost of revenues decreased to $3,159,593 compared to $3,553,351, for the nine months ended September 30, 2019, a decrease of $393,758 or 11.1%. Gross profit margins during the nine months ended September 30, 2020 were 24.1% as compared to 20.2% for the comparable period in the prior year. As indicated by the results for the three and nine months ending September 30, 2020, our profit margins have increased by 5.2% and 3.9%. However, we cannot be certain that we can maintain the increased margin levels. We expect our cost of revenues as compared with sales growth to continue to increase during fiscal 2020 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, to the extent costs will so increase, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended September 30, 2020, were $872,835, an increase of $289,799 or 49.7%, from total operating expenses for the three months ended September 30, 2019, of $583,036. Total operating expenses for the nine months ended September 30, 2020, were $1,859,012, an increase of $149,014 or 8.7%, from total operating expenses for the nine months ended September 30, 2019, of $1,709,998. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $182,813 and $210,600 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $27,787 or 13.2%. Selling, general and administrative expenses were $486,984 and $522,352 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $35,368 or 6.8%. The increase for the nine months ended September 30, 2020, are attributable to certain SG&A expenses that fluctuate with sales volatility, offset by an increase in Amazon fees as a percentage of sales and a decrease in administrative expenses.

Salaries, wages and payroll taxes were $196,629 and $176,762, for the three months ended September 30, 2020 and 2019, respectively, an increase of $19,867, or 11.2%. Salaries, wages and payroll taxes were $542,675 and $536,504, for the nine months ended September 30, 2020 and 2019, respectively, an increase of $6,171 or 1.1%. The decrease is a result of the Company’s UK subsidiary, GTCL, reduction in staff, furloughed as part of the UK Coronavirus Job Retention Scheme. The Company furloughs employees and pays their full compensation and receives 80% of the paid wages through a grant as provided by the UK government, for the nine months ended September 30, 2020.

Professional fees were $289,296 and $126,565 for the three months ended September 30, 2020 and 2019, respectively, an increase of $162,731, or 128.6%. Professional fees were $480,961 and $447,908 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $33,053, or 7.4%. The increase during the three and nine months ended September 30, 2020 as compared to the same period in 2019, is attributable to professional fees, see Note 14, Commitments and Contingencies, of which agreements expired on February 13, 2020.

Depreciation and amortization expenses were $73,697 and $69,109 for the three months ended September 30, 2020 and 2019, respectively, an increase of $4,588 or 6.6%. Depreciation and amortization expenses were $217,992 and $203,234 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $14,758 or 7.3%. The increase was primarily attributable to the addition of fixed assets, from the year ended December 31, 2019 of $70,194, and $30,758 for the nine months ended September 30, 2020, offset by fully amortized assets, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2020 and beyond as we expand our operations and begin generating additional revenues under our current business. Similarly, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other (income) expense was $626,080 compared to $98,440 during the three months ended September 30, 2020 and 2019, respectively, an increase in other expense of $527,640 or 536%. Our total other (income) expense was $503,890 compared to $186,006 during the nine months ended September 30, 2020 and 2019, respectively, an increase of other expense of $317,884 or 170.9%. The increase is attributable to extinguishment of debt of $269,261, other income of $31,793, interest expense $797,807 offset by interest earned of $80 and foreign currency exchange variance of $7,217.

Net Loss. We recorded a net loss before income tax of $1,100,451 for the three months ended September 30, 2020 as compared to a net loss of $300,959, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we recorded a net loss before income tax of $1,358,745 as compared to a net loss of $995,449 for the nine months ended September 30, 2019. The increase in the loss is a result of the factors as described above.

Comprehensive Loss. We recorded a gain (loss) for foreign currency translation adjustments for the three and nine months ended September 30, 2020 and 2019, of $5,602 and $(494), and $(19,840) and $(893), respectively. The fluctuations of the increase/decrease are primarily attributed to the decrease recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2020, we had a cash balance of $817,013. Our working capital is $95,587 at September 30, 2020.

Our current assets at September 30, 2020 increased 82% from December 31, 2019 and included cash, accounts receivable, prepaid expenses, unbilled revenue, right of use, inventory and other current assets.

Our current liabilities at September 30, 2020 increased 3.8% from December 31, 2019 and included our accounts payable, due to related party, provision for income taxes, contract liabilities, current portion of notes payable, lease liabilities and other liabilities in the ordinary course of our business.

At September 30, 2020, the Company had an accumulated deficit of $12,473,923, positive working capital of $95,587 and net loss of $1,358,745 during the nine months ended September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2020 amounted to $471,800 and were primarily attributable to our net loss of $1,358,745, total amortization expense of $18,750 and depreciation of $199,242, amortization of discount on debt of $752,130, fair value of options granted of $130,400, gain on extinguishment of debt of $269,261 and net change in assets and liabilities of $63,839, primarily attributable to a decrease in accounts receivable of $81,739, an increase in inventory of $135,648, decrease in prepaid expenses of $16,812, a decrease in unbilled revenue of $877, a decrease in other current assets of $57,800, decrease in accounts payable of $61,747, a decrease in contract liabilities of $780, a decrease in lease liabilities of $21,562, and a decrease in provision for income taxes of $1,330.

Net cash flows used in operating activities for the nine months ended September 30, 2019 amounted to $603,183 and were primarily attributable to our net loss of $996,194, total amortization expense of $18,750 and depreciation of $184,484, amortization of discount on debt of $211,330, change in fair value of derivative liability of $69,677, amortization of right of use of $2,196, gain on debt extinguishment of $134,677, long term debt issued for services of $113,000 and net change in assets and liabilities of $66,939, primarily attributable to an increase in accounts receivable of $74,915, an increase in inventory of $179,186, increase in prepaid expenses of $35,789, decrease in unbilled revenue of $19,087, an increase in other current assets of $39,505, increase in accounts payable of $217,680, an increase in contract liabilities of $25,356 and an increase in provision for income taxes of $333.

Investing Activities

Net cash flows used in investing activities were $30,752 and $51,414, for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we purchased property and equipment of $30,752 and $51,414, respectively.

Financing Activities

Net cash flows provided by financing activities were $1,263,333 and $601,944, for the nine months ended September 30, 2020 and 2019, respectively. Net cash flows provided by financing activities were $1,263,333 for the nine months ended September 30, 2020 and were for proceeds from convertible notes payable of $958,000, proceeds from note payable provided by the US Payroll Protection Program (“PPP”) of $20,832, proceeds from note payable of $323,075 and offset by repayments to related party payable of $18,888 and repayments of line of credit for $19,685.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020, and 2019, there is an allowance for doubtful accounts of $15,749 and $0, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 444 of its common stock, par value $0.0001, at $112.61 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the nine months ended September 30 30, 2020 and 2019, there were no additional expenditures on research and development.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2020, closing rate at 1.2923 US$: GBP, quarterly average rate at 1.2932 US$: GBP and yearly average rate at 1.2717 US$: GBP, for the three and nine months ended September 30, 2019, closing rate at 1.2698 US$: GBP, quarterly average rate at 1.2938 US$: GBP and yearly average rate of 1.2853, for the year ended 2019 closing rate at 1.3262 US$: GBP, average rate at 1.2769 US$: GBP.

For the three and nine months ended September 30, 2020, Global Telesat Communications LTD, (GTCL) represents 66.2% and 63.9% of total company sales and as such, currency rate variances have an impact on results.

For the three months ended September 30, 2020, the net effect on revenues were impacted by the differences in exchange rate from quarterly average exchange of 1.2938 to 1.2853. Had the quarterly average rate remained at 1.2938, sales for the three months ended September 30, 2020 would have been higher by $2,304. GTCL comparable sales in GBP, its home currency, decreased 22.0% or £271,079, from £1,233,770 to £962,692, for the three months ended September 30, 2020 as compared to September 30, 2019.

For the nine months ended September 30, 2020, the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.2853 to 1.2717. Had the yearly average rate remained at 1.2583, sales for the nine months ended September 30, 2020 would have been higher by $4,369. GTCL comparable sales in GBP, its home currency, decreased 10.3% or £321,284, from £3,116,839 to £2,795,555, for the nine months ended September 30, 2020 as compared to September 30, 2019.

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

Contract liabilities is shown separately in the condensed consolidated balance sheets as current liabilities. At September 30, 2020 and 2019, we had contract liabilities of approximately $118,449 and $45,057. At December 31, 2019, we had contract liabilities of approximately $41,207.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2020 and December 31, 2019, respectively.

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

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for the nine months ended September 30, 2020, for liability of GBP:USD 1.292300 or $33,000. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At September 30, 2020, the Company had current and long-term operating lease liabilities of $28,489 and $28,667, respectively, and right of use assets of $59,906.

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

Under the supervision and with the participation of our management, we conducted an evaluation, as of September 30, 2020, of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon our evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2020, the Company entered into a Note Purchase Agreement (the “NPA”) by and among the Company and certain lenders set forth on the lender schedule to the NPA (the “Lenders”). Pursuant to the terms of the NPA, the Company sold an aggregate principal amount of $933,000 of its convertible promissory notes (the “Notes”). The Notes are general, unsecured obligations of the Company and bear simple interest at a rate of 6% per annum, and mature on the third anniversary of the date of issuance (the “Maturity Date”), to the extent that the Notes and the principal amounts and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the Notes other than as required by the Agreement. The Note holders have an optional right of conversion such that a Noteholder may elect to convert his Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.20, subject to certain adjustments. This optional right of conversion is subject to a beneficial ownership limitation of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the share issuance upon conversion. The holders of the Notes are granted demand registration rights and pre-emptive rights. In addition, the NPA includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency. Upon the occurrence of an event of default, a majority of the Holders may accelerate the maturity of the Indebtedness. The closing of this offering took place on August 21, 2020. The Company’s issuance of the Notes under the terms of the NPA was made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering and Regulation D promulgated thereunder. The investors in the Notes were “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act. There were no discounts or brokerage fees associated with this offering. The Company used the offering proceeds for business development, investment in increased inventory and other strategic growth initiatives, including market expansion and personnel recruitment in North America.

On August 21, 2020, the Company’s Board of Directors approved and adopted the Company’s 2020 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, directors and consultants. The Plan provides that up to a maximum of 2,250,000 shares of the Company’s common stock, subject to adjustment, are available for issuance under the Plan. Following the adoption of the Plan, the Board approved issuances of certain stock options to its executives, directors and employees under the Plan. Specifically, the stock options issued to David Phipps, CEO (400,000), Theresa Carlise, former CFO (71,000) and Hector Delgado, a Board member (21,000), all have an exercise price of $0.20 per share, respectively, fully vest upon issuance and expire on August 20, 2030. In addition, the Board approved additional 160,000 stock options to the Company’s 7 key employees, on the same terms as those issued to the Company’s officers and director. Finally, the Board additionally approved restricted stock awards of 5,000 each to Theresa Carlise and Hector Delgado, as well as a total of 15,000 restricted shares to the Company’s 7 key employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Debenture by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.2	Coronavirus Business Interruption Loan Agreement by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.3	Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated August 21, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 27, 2020).

10.4	2020 Equity Incentive Plan (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 27, 2020).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2020	ORBSAT CORP

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(principal executive officer)

/s/ Thomas Seifert
Thomas Seifert Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

