Form 10-K
period 2020-12-31
ORBSAT CORP
filed 2021-03-22
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTCQB on June 30, 2020 was $1,021,316.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 17, 2021
Common Stock, $0.0001 par value	6,177,203

ORBSAT CORP

FKA ORBITAL TRACKING CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2020

2

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

Corporate History

We were originally incorporated in 1997 as a Florida corporation. On April 21, 2010, we merged with and into a newly-formed wholly-owned subsidiary for the purpose of changing our state of incorporation to Delaware, effecting a 2:1 forward split of our common stock, and changing our name to EClips Media Technologies, Inc. On April 25, 2011, we changed our name to “Silver Horn Mining Ltd.” pursuant to a merger with a newly formed wholly-owned subsidiary.

GTC was formed under the laws of England and Wales in 2008. On February 19, 2015, we entered into a share exchange agreement with GTC and all of the holders of the outstanding equity of GTC pursuant to which GTC became a wholly owned subsidiary of ours.

On March 28, 2014, we merged with a newly-formed wholly-owned subsidiary of ours solely for the purpose of changing our state of incorporation to Nevada from Delaware, effecting a 1:150 reverse split of our common stock, and changing our name to Great West Resources, Inc. in connection with the plans to enter into the business of potash mining and exploration. During late 2014, we abandoned our efforts to enter the potash business.

On January 22, 2015, we changed our name to “Orbital Tracking Corp” from “Great West Resources, Inc.” pursuant to a merger with a newly formed wholly owned subsidiary.

Effective March 8, 2018, following the approval of a majority of our shareholders, we effected a reverse split of our common stock at a ratio of 1 for 150. On August 19, 2019, we effected a reverse split of our common stock at a ratio of 1 for 15. As a result of the reverse split, our common stock now has the CUSIP number: 68557F100. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect these reverse splits.

Also, on August 19, 2019, we changed our name to “Orbsat Corp” from “Orbital Tracking Corp” pursuant to a merger with a newly formed wholly owned subsidiary.

Our principal executive offices are located at 18851 N.E. 29th Ave, Suite 700, Aventura, Florida 33180. Our telephone number is (305) 560-5355. The Company’s website address is http://www.orbsat.com. Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K.

3

Our Current Business

COVID-19 update

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic prompting government-imposed quarantines, suspension of in-person attendance of academic programs, and cessation of certain travel and business closures. The United States has entered a recession as a result of the COVID-19 pandemic, which may prolong and exacerbate the negative impact on us. Although we expect the availability of vaccines and various treatments with respect to COVID-19 to have an overall positive impact on business conditions in the aggregate over time, the exact timing of these positive developments is uncertain. In December 2020, the United States began distributing two vaccines that, in addition to other vaccines under development, are expected to help to reduce the spread of the coronavirus that causes COVID-19 once they are widely distributed. If the vaccines prove less effective than currently understood by the scientific community and the United States Food and Drug Administration, or if there are problems with the acceptance, availability, timing or other difficulties with widely distributing the vaccines, the pandemic may last longer, and could continue to impact our business for longer, than we currently expect. In response to COVID-19, governmental authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter in place orders and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once, and there is considerable uncertainty regarding the duration of such measures and the implementation of any potential future measures, especially if cases increase across the United States, with the potential for additional challenges resulting from the emergence of new variants of COVID-19, some of which may be more transmissible than the initial strain. Such measures have impacted, and may continue to affect, our workforce, operations, suppliers and customers. We reduced the size of our workforce following the onset of COVID-19 and may need to take additional actions to further reduce the size of our workforce in the future; such reductions incur costs, and we can provide no assurance that we will be able to rehire our workforce in the event our business experiences a subsequent recovery. We took steps to curtail our operating expenses and conserve cash. We may elect or need to take additional remedial measures in the future as the information available to us continues to develop, including with respect to our workforce, relationships with our third-party vendors, and our customers. There is no certainty that the remedial measures we have implemented to date, or any additional remedial steps we may take in the future, will be sufficient to mitigate the risks posed by COVID-19. Further, such measures could potentially materially adversely affect our business, financial condition and results of operations and create additional risks for us. Any escalation of COVID-19 cases across many of the markets we serve could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring our stores to close or employees to remain at home; limitation of carriers to deliver our product to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material, adverse effect on our results of operations, cash flows and liquidity.

The ultimate magnitude of COVID-19, including the full extent of the material negative impact on our financial and operational results, will depend on future developments, such as the duration and severity of the pandemic, the extent of any increases in cases across the United States, and the related length of its impact on the global economy, as well as the timing and availability of effective medical treatments and vaccines, which remain uncertain and cannot be predicted at this time. The resumption of our normal business operations may be delayed or constrained by lingering effects of COVID-19 on our customers, suppliers and/or third-party service providers. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not currently ascertainable. Due to the daily evolution of the COVID-19 pandemic and the responses to curb its spread, we cannot predict the full impact of the COVID-19 pandemic on our business and results of operations, but our business, financial condition, results of operations and cash flows have already been materially adversely impacted, and we anticipate they will continue to be adversely affected by the COVID-19 pandemic and its negative effects on global economic conditions. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a variety of factors, such as any increase in COVID-19 infections. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its national and, to some extent, global economic impact, including the current recession and any recession that may occur in the future.

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the year ended December 31, 2020 reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted. We have implemented several measures to minimize the impact on our operations and sustain our liquidity position, including receiving support through the US payroll protection program loan (“PPP”), a low interest, fixed rate loan provided under the UK’s Coronavirus Business Interruption Loan (“CBILS”) and the deferral of certain UK taxes. We have also worked with our product suppliers to ensure we will continue to have sufficient inventory levels on hand to meet consumer demand.

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

As a result of COVID-19, we have experienced shortages in inventory due to manufacturing and logistical issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the year ended December 31, 2020 reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown.

Orbsat Corp provides Mobile Satellite Services (“MSS”) solutions to fulfil the growing global demand for satellite-enabled voice, data, personnel and asset tracking, Machine-to-Machine (M2M) and Internet of Things (IoT) connectivity services. We provide these solutions for businesses, governments, military, humanitarian organizations, and individual users, enabling them to communicate, connect to the internet, track and monitor remote assets and lone workers, or request SOS assistance via satellite from anywhere in the world, even in the most remote and hostile of environments.

Around 40% of the world’s population has no access to the internet and much of the world has no cellular coverage1. Our vision is to collaborate with innovative partners to deliver low cost, reliable and easily accessible global satellite communications solutions in areas where no other forms of communication exist.

We provide voice, data communications, IoT and M2M services via Geostationary and Low Earth Orbit (“LEO”) satellite constellations and offer reliable connectivity in areas where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions and regions where terrestrial networks are not operational, for example due to political conflicts and natural or man-made disasters.

There is an increasing requirement for on-demand connectivity which we support with products and services developed to deliver reliable solutions globally via leading commercial satellite network operators. Billions of dollars are projected to be spent on new and modernized satellite constellations2 and our partner networks including Globalstar, Intelsat, Iridium, Inmarsat, Thuraya and Viasat have already developed and launched satellites capable of delivering advanced high-speed voice and data services anywhere on the planet. Our products and services enable users on the ground to connect to these existing networks and we intend to pursue new relationships with next generation satellite constellation operators likely to offer service in the future.

We have expertise and long-term experience in providing tracking and monitoring services via satellite, specifically through the Globalstar Low Earth Orbit satellite network. We own unique network infrastructure devices, known as appliqués, which are located in various Globalstar ground stations around the world and provide the signal receipt and processing technology that enables and powers the Globalstar simplex data service. Our ownership of these appliqués provides us with competitive access to the global simplex data service which addresses the market demand for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station and is used in numerous applications such as tracking vehicles, asset shipments, livestock, and monitoring unattended remote assets.

We believe the potential commercial requirement for satellite-based tracking devices using the Globalstar network is vast and we intend to begin launching a range of company branded tracking products and associated messaging plans during the first half of 2021, including our SolarTrack solar powered satellite tracking device which we announced in January 2021.

In addition to our main core focus on MSS products and services, we also provide tracking and monitoring solutions using Automatic Identification System (AIS), 2G-5G, Push-to-Talk and two-way radio technology.

We generate revenue from both the provision of services and the sale of equipment. Higher margin recurring service revenue from the sale of monthly, annual, and prepaid airtime or messaging plans has historically represented an increasing proportion of our revenue, and we expect that trend to continue as we introduce new products requiring associated airtime or messaging plans.

We provide our products and services directly to end users and reseller networks located both in the United States and internationally through our subsidiaries, U.S. based Orbital Satcom Corp (“Orbital Satcom”) and U.K. based Global Telesat Communications Limited (“GTC”). We have a physical presence in the United States and the United Kingdom, as well as an ecommerce storefront presence in 16 countries across 5 continents. We have a diverse geographical customer base having provided solutions to more than 50,000 customers located in more than 165 countries across every continent in the world.

In the first quarter of 2021, we intend to open an office in Washington D.C. to target increased sales to US government customers through channels such as the U.S. General Services Administration (“GSA”). The U.S. government spends billions of dollars each year on satellite communications products and services3 as it seeks to modernize and improve its communications and connectivity. To directly address this opportunity, Orbsat is currently seeking to build a dedicated government sector business unit focused on serving the growing secure communications needs of US government customers.

1 https://www.statista.com/statistics/617136/digital-population-worldwide/

2 https://www.mckinsey.com/industries/aerospace-and-defense/our-insights/large-leo-satellite-constellations-will-it-be-different-this-time#

3 https://www.gao.gov/products/gao-20-80

MSS Products

Our MSS products rely on satellite networks for voice, data and tracking connectivity and thus are not reliant on cell towers or other local infrastructure. As a result, our MSS solutions are suitable for recreational travelers and adventurers, government and military users, and corporations and individuals wishing to communicate or connect to the internet from remote locations, or in the event of an emergency such as a power outage, following a hurricane or other natural disaster during which regular cell phone, telephone and internet service may not be available.

Our satellite communications products enable users to make voice calls, send and recent text messages and emails, and transmit GPS location coordinates from anywhere on the planet, no matter how remote the location and regardless of the availability of local communication infrastructure. Our range of satellite data products allow users anywhere in the world to connect to the internet, stream live video, and communicate via voice and data applications.

We intend to be a leading provider of GPS enabled emergency locator distress beacons that can save lives, on land and at sea. Our distress beacons enable essential communication between our customers and search and rescue organizations during emergency situations and pinpoint locational information to Search and Rescue services, essential during an emergency.

We provide a wide range of satellite tracking devices used to monitor the location, movements, and history of almost anything that moves. We specialize in offering satellite tracking services through the Globalstar satellite network and have supplied tens of thousands of tracking devices which are used around the world to locate lone workers, track shipping containers, livestock, vehicles, and vessels along with many other types of assets.

Our principal focus is on growing sales of our existing satellite-based hardware, airtime and related services, specifically services attracting recurring revenue for the Company. Additionally, during the first half of 2021 we intend to launch our own brand of tracking device for use by retail, corporate and governmental customers worldwide which we expect will further increase future revenue.

The first product launched by the Company, SolarTrack, is a compact, lightweight, IoT tracking device powered by the sun and operating on one of the most modern satellite networks in the world. It is designed for tracking and monitoring anything that moves, or any remote asset used outdoors, almost anywhere in the world and we anticipate strong demand from customers looking for a low cost, low maintenance tracking device to monitor remote assets.

Online Storefronts

We operate two e-commerce websites offering a range of MSS products and solutions through our subsidiaries, Orbital Satcom, which targets customers in North and South America, and GTC which targets customers in the UK, EU, Middle East, Asia and rest of the world. These websites produce sales and attract enquiries from customers and potential customers from all around the world. Over the long term, we plan to develop additional country-specific websites to target customers in South America, Asia and Europe where we anticipate there will be substantial further demand for our products.

In addition to our two main e-commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third-party e-commerce storefronts such as Amazon and Walmart. We currently operate 16 storefronts across various countries in 5 continents. We have invested in personnel to translate our listings correctly in the different countries we are represented in and intend to regularly improve and increase our listings on all e-commerce sites. We currently have more than 8,000 product listings on all third-party sites and invest significantly in inventory to hold at Amazon’s various warehouses around the world to ensure that orders are shipped to customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high-speed broadband terminals, and satellite Wi-Fi hotspots. Our Amazon online marketplaces represented approximately 73.3% and 56.9% of total sales for the years ended December 31, 2020 and 2019, respectively and we anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Should there be a disruption of Amazon services or our ability to maintain storefronts with Amazon, our sales will likely decrease and we would have to seek other distribution methods to sell our products online, which may be costly.

With consumer behavior drastically changing as a result of Covid-19, e-commerce traffic witnessed double-digit gains in 2020 as stores closed and shoppers used digital options. This significant change in consumer shopping habits resulted in 42% of U.S. and U.K. consumers stating that they would choose to buy via Amazon if shopping online4. As a result, we experienced an increase in sales through our global Amazon storefronts during 2020 as compared to previous years.

Our e-commerce storefronts enable us to attract a significantly diversified level of sales from all over the world, ensuring we are not overly reliant on any single market or sector for our sales revenue. Furthermore, many products we sell require subscription-based services which allow us to increase our recurring revenue airtime sales.

Mapping and Tracking Portal

Our advanced subscription-based mapping and tracking portal, GTCTrack, is available for use by registered customers who pay a monthly fee to access it. This mapping portal provides a universal and hardware-agnostic, cloud-based data visualization and management platform that allows managers to track, command, and control assets in near-real-time. Asset location reports including position, speed, altitude, heading and past location and movement history reports for a wide range of tracking devices and other products sold by us are available through GTCTrack.

Industry and Market

We compete in the mobile satellite products and services sector of the global communications industry. The products and airtime that we sell are intended to meet users’ needs for connectivity in all locations where existing terrestrial wireline and wireless communications networks do not exist, do not provide sufficient coverage, or are impaired. Government organizations, including military and intelligence agencies and disaster response agencies, non-governmental organizations and industrial operations and support teams depend on mobile voice and data satellite communications products and services on a regular basis. Businesses with global operations require reliable communications services when operating in remote locations around the world. Mobile satellite services users span many sectors, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, and transportation, among others. We believe many of our customers view satellite communications products and services as critical to their daily operations.

4 https://www.episerver.com/globalassets/03.-global-documents/reports/holidayreport2020_v4.pdf

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

Competition

The global satellite communications industry is highly competitive. In certain regions, such as North America, we currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. In other regions, such as the UK and EU, we have a strong presence and are one of the leading providers of satellite communicators, emergency locator beacons and satellite tracking devices. We compete primarily on the basis of coverage, quality, portability, pricing and in the case of our e-commerce storefronts, availability of services and products.

The competitors for our satellite telecommunications services and products are other resellers of leading satellite networks such as Iridium, Inmarsat, Thuraya and Globalstar, some of which are also our suppliers. We expect the competition for our satellite telecommunications services and our satellite tracking and monitoring services to increase significantly as market demand accelerates.

We believe that we are well positioned to compete for the satellite telecommunications services business largely on a cost basis and our global e-commerce presence, which makes products more accessible to buy as compared to more traditional methods of purchasing e.g., bricks and mortar storefronts.

Our competitive strengths

We believe that the following strengths contribute to our success:

●	Our global presence enables us to compete in various markets around the world, with our multi-lingual personnel allowing us to respond to global customer inquiries with 24/7/365 customer support

●	Our significant expertise in global e-commerce sales, allowing us to maintain a competitive advantage over traditional methods of purchase through “brick and mortar” stores. This has taken a particular import during the recent COVID-19 pandemic

●	Our significant levels of inventory stored in fulfilment centers around the world enable us to quickly secure customer orders against competitors who may not hold available inventory

●	Economies of scale of a leading provider of MSS product allows us to offer competitive prices for our products

●	Long-term contracts and experience with Globalstar allow us to compete competitively on satellite tracking opportunities

●	A diverse customer base with no single customer representing more than 1.5% of our annual gross sales revenue, and no single country representing more than 25% of our gross annual sales revenue as of December 31, 2020. This diversification reasonably permits the Company not to rely on any single customer, or group of customers, on any single product line, or any specific geographic area. It is noteworthy, however, that our Amazon sales represent the majority of our sales effort in the last 24 months.

Our business strategy

We intend to achieve our mission and further grow our business by pursuing the following strategies:

●	Increased product offerings - we are constantly increasing our product lines and offerings and will continue to do so in the future.

●	Government sourced revenue - We are opening new e-commerce storefronts around the world to develop sales in new markets. Our new Washington D.C. office will target US government/GSA sales which have not historically represented a significant part of our sales revenue. We will also recruit experienced government sales professionals to assist with this plan. We plan to become an approved seller on the US Government’s GSA Schedule, which gives federal, and in some cases state and local buyers, access to a great number of commercial products and services at negotiated ceiling prices. Schedule purchases represent approximately 21% of overall federal procurement spending.

●	Product innovation - We will continue to launch innovative own branded products, such as our SolarTrack solar powered satellite tracking device, to differentiate us and gain a competitive edge over other MSS suppliers.

●	Future acquisitions - We will seek suitable acquisition opportunities to further increase our scale, expand sales and access in new markets and sectors.

Intellectual Property

Our success and ability to compete depends in part on our ability to maintain our trade secrets. All of our employees and consultants are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.

Regulatory Matters

Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts. We intend our Orbital Satcom subsidiary to become qualified as a government contractor. Our products may also be subject to regulation by the National Telecommunications and Information Administration and the Federal Communications Commission that regulate wireless communications.

Sources and Availability of Components

Certain materials and equipment for our products are custom made for those products and are dependent upon either a single or limited number of suppliers. Failure of a supplier could cause delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components is inferior or unacceptable. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing and logistical issues.

Our Risks and History of Losses

Our ability to achieve our mission and execute our strategies is subject to certain challenges, risks and uncertainties, including, among others:

●	Our ability to obtain sufficient funding to expand our business and respond to business opportunities
●	Our ability to acquire new customers or retain existing customers in a cost-effective manner
●	Our ability to successfully improve our production efficiencies and economies of scale
●	Our ability to manage our supply chain to continue to satisfy our future operation needs
●	Our ability to retain our market share in our industry

We have incurred significant net losses since our inception. For the years ended December 31, 2020, 2019, and 2018, we have incurred net losses of $2.7 million, $1.4 million, and $1.2 million, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $13.8 million. We expect to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as a public company.

Item 1A. Risk Factors

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

We have incurred significant net losses since our inception. For the years ended December 31, 2020, 2019, and 2018, we have incurred net losses of $2.7 million, $1.4 million, and $1.2 million, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $13.8 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products.

If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possible, shut them down altogether. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2020 and December 31, 2019 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. We plan to attempt to raise additional through one or more private placement or public offerings. However, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

Our operations have been affected by the COVID-19 pandemic.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic prompting government-imposed quarantines, suspension of in-person attendance of academic programs, and cessation of certain travel and business closures. The United States has entered a recession as a result of the COVID-19 pandemic, which may prolong and exacerbate the negative impact on us. Although we expect the availability of vaccines and various treatments with respect to COVID-19 to have an overall positive impact on business conditions in the aggregate over time, the exact timing of these positive developments is uncertain. In December 2020, the United States began distributing two vaccines that, in addition to other vaccines under development, are expected to help to reduce the spread of the coronavirus that causes COVID-19 once they are widely distributed. If the vaccines prove less effective than currently understood by the scientific community and the United States Food and Drug Administration, or if there are problems with the acceptance, availability, timing or other difficulties with widely distributing the vaccines, the pandemic may last longer, and could continue to impact our business for longer, than we currently expect. In response to COVID-19, governmental authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter in place orders and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once, and there is considerable uncertainty regarding the duration of such measures and the implementation of any potential future measures, especially if cases increase again across the United States, with the potential for additional challenges resulting from the emergence of new variants of COVID-19, some of which may be more transmissible than the initial strain. Such measures have impacted, and may continue to affect, our workforce, operations, suppliers and customers. We reduced the size of our workforce following the onset of COVID-19 and may need to take additional actions to further reduce the size of our workforce in the future; such reductions incur costs, and we can provide no assurance that we will be able to rehire our workforce in the event our business experiences a subsequent recovery. We took steps to curtail our operating expenses and conserve cash. We may elect or need to take additional remedial measures in the future as the information available to us continues to develop, including with respect to our workforce, relationships with our third-party vendors, and our customers. There is no certainty that the remedial measures we have implemented to date, or any additional remedial steps we may take in the future, will be sufficient to mitigate the risks posed by COVID-19. Further, such measures could potentially materially adversely affect our business, financial condition and results of operations and create additional risks for us. Any escalation of COVID-19 cases across many of the markets we serve could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring our stores to close or employees to remain at home; limitation of carriers to deliver our product to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material, adverse effect on our results of operations, cash flows and liquidity.

The ultimate magnitude of COVID-19, including the full extent of the material negative impact on our financial and operational results, will depend on future developments. The resumption of our normal business operations may be delayed or constrained by lingering effects of COVID-19 on our customers, suppliers and/or third-party service providers. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not currently ascertainable. Due to the daily evolution of the COVID-19 pandemic and the responses to curb its spread, we cannot predict the full impact of the COVID-19 pandemic on our business and results of operations, but our business, financial condition, results of operations and cash flows have already been materially adversely impacted, and we anticipate they will continue to be adversely affected by the COVID-19 pandemic and its negative effects on global economic conditions. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a variety of factors, such as any increase in COVID-19 infections. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its national and, to some extent, global economic impact, including the current recession and any recession that may occur in the future.

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the year ended December 31, 2020 reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted.

Our dependence on key suppliers puts us at risk of interruptions in the availability of our products, which could reduce our revenue and adversely affect our results of operations. In addition, increases in prices for components used in our products could adversely affect our results of operations.

We require the timely delivery of products provided by our suppliers, some of which are custom made, to ensure our ongoing sales revenue is not adversely affected. For reasons of quality assurance, cost effectiveness or availability, we procure certain products from a single or limited number of suppliers. We generally acquire such products through purchase orders placed in the ordinary course of business, and as a result we may not have a significant inventory of these products and generally do not have any guaranteed or contractual supply arrangements with many of these suppliers. Our reliance on these suppliers subjects us to risks that could harm our business, including, but not limited to, difficulty locating and qualifying alternative suppliers and limited control over pricing, availability, quality and delivery schedules. Suppliers of products may decide, or be required, for reasons beyond our control, to cease supplying materials and components to us or to raise their prices. Shortages of materials, quality control problems, production capacity constraints or delays by our suppliers could negatively affect our ability to meet our production requirements and result in increased prices for affected products. We may also face delays, yield issues and quality control problems if we are required to locate and secure new sources of supply. Any material shortage, constraint or delay may result in delays in shipments of our products, which could materially adversely affect our results of operations. Increases in prices for materials and components used in our products could also materially adversely affect our results of operations.

The United Kingdom’s departure from the EU could adversely affect us.

We sell our products and services in the United Kingdom (the “UK”) and throughout Europe. In particular, the UK is one of our largest markets in Europe for product and airtime sales. On June 23, 2016, the UK voted in an advisory referendum for the UK to leave the European Union (the “EU”) and, subsequently, on March 29, 2017, the UK government began the formal process of leaving the EU (“Brexit”). The UK withdrew from the EU on January 31, 2020. Effective January 1, 2021, the EU and UK entered into the Trade and Cooperation Agreement regarding trade policies and other political and strategic issues. The future consequences of Brexit are unknown at this time, but Brexit has created legal, regulatory, and currency risk that may have a materially adverse impact on our business. Furthermore, this uncertainty could negatively impact the economies of other countries in which we operate.

The decision by British voters to exit the European Union may negatively impact our operations, pricing and profitability.

The June 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Following the U.K.’s departure from the European Union on December 31, 2020 volatility in exchange rates and in U.K. interest rates may continue. In the near term, a weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations to be translated into fewer U.S. dollars; a weaker British pound compared to other currencies increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations; and a higher U.K. interest rate may have a dampening effect on the U.K. economy. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the effect of the trade and regulatory terms of the Brexit agreement announced on December 23, 2020 and which took effect on January 1, 2021.

We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2020, we had cash on hand of $728,762. If cash on hand, cash generated from operations, and the net proceeds from this offering are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financings. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

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

Concentration of ownership by our principal stockholders may result in control by such stockholders of the composition of our board of directors.

Our existing principal stockholders, executive officers, directors and their affiliates beneficially own a significant number of our outstanding shares of common stock. In addition, such parties may acquire additional control by purchasing stock that we may issue in connection with our future fundraising efforts. Also, the holders of our convertible promissory notes, in the aggregate, upon conversion at the holders’ option, at various conversion prices, would be issued 4,436,227 shares of our common stock. As a result, these current and future stockholders may now and in the future be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Successful technical development of our products does not guarantee successful commercialization.

We may successfully complete the technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of reasons, including among others the following:

●	failure to obtain the required regulatory approvals for their use;
●	prohibitive production costs;
●	competing products;
●	lack of innovation of the product;
●	ineffective distribution and marketing;
●	failure to gain market acceptance;
●	lack of sufficient cooperation from our partners; and
●	demonstrations of the products not aligning with or meeting customer needs.

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

We do not believe that we infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products or may be prohibitively expensive and prevent us from continuing to use that technology. In addition, any such litigation, even if without merit, could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing, to pay substantial damages to our end users to discontinue their use of or replace infringing technology sold to them with non-infringing technology, or to cease production of such products altogether.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information, and our inability to maintain the confidentiality of that information, due to unauthorized disclosure or use, or other event, could have a material adverse effect on our business.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, advisors, contractors and collaborators. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

Our sales may be impacted should there be a disruption of service to our Amazon online storefronts.

The Company’s Amazon online marketplaces represented approximately 73.3% and 56.9% of total sales for the years ended December 31, 2020 and 2019, respectively and we anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Should there be a disruption of Amazon services or our ability to maintain storefronts with Amazon, our sales will likely decrease and we would have to seek other distribution methods to sell our products online, which may be costly.

We are heavily reliant on David Phipps, our Chairman and Chief Executive Officer, and the departure or loss of David Phipps could disrupt our business.

The Company depends heavily on the continued efforts of David Phipps, Chairman, Chief Executive Officer and a director. Mr. Phipps is the founder of GTC and is essential to the Company’s strategic vision and day-to-day operations and would be difficult to replace. The departure or loss of Mr. Phipps, or the inability to timely hire and retain a qualified replacement, could negatively impact the Company’s ability to manage its business.

Our chairman, president, chief executive officer and controlling shareholder, David Phipps, has provided a personal guarantee to secure a line of credit for the Company.

The Company’s UK subsidiary, GTCL has an overadvance line of credit with HSBC, for working capital needs. The overadvance limit is £25,000 or $34,163 at an exchange rate of 1.3665, with interest at 5.50% over Bank of England’s base rate or current rate of 6.25% variable. The advance is guaranteed by David Phipps, the Company’s Chief Executive Officer. The Company has an American Express account for Orbital Satcom Corp. and an American Express account for GTCL, both in the name of David Phipps who personally guarantees the balance owed.

However, there is potential for conflicts of interest between his personal interests and ours whether his guaranty is called upon or not. No assurance can be given that material conflicts will not arise that could be detrimental to our operations and financial prospects.

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

Approximately 73.3% of our revenues are from sales of products on Amazon and any limitation or restriction, temporarily or otherwise, to sell on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.

Approximately 73.3% of our products are sold on Amazon and are subject to Amazon’s terms of service and various other Amazon seller policies that apply to third parties selling products on Amazon’s marketplace. Amazon’s terms of service provide, among other things, that it may terminate or suspend its agreement with any seller or any of its services being provided to a seller at any time and for any reason. In addition, if Amazon determines that any seller’s actions or performance, including ours, may result in violations of its terms or policies, or create other risks to Amazon or to third parties, then Amazon may in its sole discretion withhold any payments owed for as long as Amazon determines any related risk to Amazon or to third parties persist. Further, if Amazon determines that any seller’s, including our, accounts have been used to engage in deceptive, fraudulent or illegal activity, or that such accounts have repeatedly violated its policies, then Amazon may in its sole discretion permanently withhold any payments owed. In addition, Amazon in its sole discretion may suspend a seller account and product listings if Amazon determines that a seller has engaged in conduct that violates any of its policies. Any limitation or restriction on our ability to sell on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. We also rely on services provided by Amazon’s fulfillment platform which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. Any inability to market our products for sale with delivery could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

The control deficiencies in our internal control over financial reporting may, until remedied, cause errors in our financial statements or cause our filings with the SEC to not be timely.

As of the end of the period covered by this Annual Report, our Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. We believe our disclosure controls and procedures were and remain not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review in our internal control over financial reporting as of December 31, 2020, including those related to (i) a lack of segregation of duties within accounting functions, and (ii) the need for a new accounting system to effectively manage our increased volume of transactions. If we do not remedy our internal control over financial reporting or disclosure controls and procedures, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

Breaches of network or information technology security, natural disasters or terrorist attacks could have an adverse effect on our business.

Cyber-attacks or other breaches of network or information technology (“IT”) security, natural disasters, terrorist acts or acts of war may cause equipment failures or disrupt our systems and operations. We may be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attacks, malware, computer viruses and other means of unauthorized access. A failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, resulted in a material impact to our operations or financial condition.

Non-compliance with, or changes in, the legal and regulatory environment in the countries in which we operate could increase our costs or reduce our net operating revenues.

Our business is subject to various laws and regulations in the US and in the countries throughout the world in which we do business, including laws and regulations relating to commerce, intellectual property, trade, environmental, health and safety, commerce and contracts, privacy and communications, consumer protection, web services, tax, and state corporate laws and securities laws; and specifically in the communications equipment industry, many of which are still evolving and could be interpreted in ways that could harm our business. There is no assurance that we will be completely effective in ensuring our compliance with all applicable laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations, may result in increased compliance costs, capital expenditures and other financial obligations for us and could affect our profitability or impede the production or distribution of our products, which could affect our net operating revenues.

Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“UK Bribery Act”), and other similar anti-bribery and anti-corruption laws of other countries in which we operate.

We have conducted and have ongoing business operations in international locations, and may in the future initiate business operations in additional countries other than the U.S. Our business activities may be subject to the FCPA, the UK Bribery Act and other similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is regulated and therefore involves interaction with public officials, including officials of non-U.S. governments. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

Risks Related to Our Securities

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

You will experience future dilution as a result of future equity offerings.

We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Although no assurances can be given that we will consummate a financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will occur. In addition, investors purchasing shares or other securities in the future could have rights superior to investors in this offering.

We do not anticipate paying dividends on our common stock.

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

As discussed above, to date, we have not been successful in maintaining an effective system of internal control. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2021 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property.

We rent our office space at 18851 N.E. 29th Ave, Suite 700, Aventura, Florida 33180 for $314 per month and our facilities in Poole, England for £2,128 (or approximately US$2,717) per month. We estimate that this property will meet the Company’s needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Beginning August 19, 2019, our trading symbol changed to “TRKKD”, from “TRKK”, for a period of twenty business days, after which it became “OSAT.” The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. The last reported sales price of our common stock on the OTC Markets on March 9, 2021 was $3.50 per share.

	High	Low
Year ended December 31, 2020
Quarter ended March 31, 2020	$2.95	$2.82
Quarter ended June 30, 2020	$4.10	$2.24
Quarter ended September 30, 2020	$5.50	$1.90
Quarter ended December 31, 2020	$5.50	$2.06

Year ended December 31, 2019
Quarter ended March 31, 2019	$7.87	$2.40
Quarter ended June 30, 2019	$7.50	$3.00
Quarter ended September 30, 2019	$7.50	$3.16
Quarter ended December 31, 2019	$3.50	$2.95

Equity Compensation Plan Information

As of December 31, 2020, we had issued and outstanding options to purchase 3,000,044 shares of common stock. The weighted average exercise price of the options was $0.47. Options totaling 19,044 were not issued under any equity compensation plan. The weighted average exercise price of the options was $28.49. There were 20,000 options outstanding pursuant to the 2018 Incentive Plan with a weighted average exercise price of $7.02.

The following table provides information about our equity compensation plans as of December 31, 2020

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans – 2018 Incentive Plan (1)	20,000	$7.02	6,667
Equity compensation plans not issued under an equity compensation plan (2)	19,044	$28.49	-
Equity compensation plans – 2020 Incentive Plan (3)	2,961,000	$0.24	508,000
Total	3,000,044	-	514,667

(1) The 2020 Incentive Plan was approved and adopted by the Company’s Board of Directors, but not by the Company’s shareholders.

(2) The 2020 Incentive Plan was approved and adopted by the Company’s Board of Directors, but not by the Company’s shareholders.

(3) The 2020 Incentive Plan was approved and adopted by the Company’s Board of Directors, but not by the Company’s shareholders.

Holders

As of March 17, 2021, we had 6,177,203 shares of our common stock issued and outstanding held by approximately 470 stockholders of record.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2020, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock, nor were there any sales of the Company’s unregistered securities during the same fiscal period.

Item 6. Selected Financial Data.

We qualify as a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, and are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including those relating to our liquidity, our belief that we will not have sufficient cash and borrowing capacity to meet our working capital needs for the next 12 months without further financing, our expectations regarding acquisitions and new lines of business, gross profit, gross margins and capital expenditures. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will,” “would,” “plan,” “vision” and similar words are used to identify forward-looking statements.

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

Recent Events

March 2021 Financing

On March 5, 2021, the Company entered into a Note Purchase Agreement (the “March 2021 NPA”) by and between the Company and one individual accredited investor (the “Lender”). Pursuant to the terms of the March 2021 NPA, the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The March 2021 Note is a general, unsecured obligation of the Company and bears simple interest at a rate of 7% per annum, and matures on the third anniversary of the date of issuance (the “Maturity Date”), to the extent that the March 2021 Note and the principal amount and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the March 2021 Note is not paid as and when due, such amount will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the March 2021 Note other than as required by the Agreement. The Noteholder have an optional right of conversion such that a Noteholder may elect to convert his March 2021 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note price equal to the lesser of (a) $1.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction. Following an event of default, the conversion price shall be adjusted to be equal to the lower of: (i) the then applicable conversion price or (ii) the price per share of 85% of the lowest traded price for the Company’s common stock during the 15 trading days preceding the relevant conversion. In addition, subject to the ownership limitations, if a qualified transaction is completed, without further action from the Noteholder, on the closing date of the qualified transaction, 50% of the principal amount of this March 2021 Note and all accrued and unpaid interest shall be converted into Company common stock at a conversion price equal to the 30% discount to the offering price in such qualified transaction, which price shall be proportionately adjusted for stock splits, stock dividends or similar events. A “Qualified Transaction” refers the completion of the public offering of the Company’s securities stock with gross proceeds of at least $10,000,000 pursuant to which the Company’s securities become registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, or a merger with a company listed on the Nasdaq or Canadian stock exchanges, as amended. The Noteholder is granted registration rights and pre-emptive rights. In addition, the March 2021 NPA includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency. The Company’s issuance of the March 2021 Note under the terms of the March 2021 NPA was made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The investor in the March 2021 Note is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act. There were no discounts or brokerage fees associated with this offering. The Company used the offering proceeds for working capital and general corporate purposes.

Executive Employment Agreements

On March 11, 2021, the Company’s Board of Directors approved and adopted the terms and provisions of employment agreements for David Phipps, the Company’s Chief Executive Officer, and Thomas Seifert, the Company’s Chief Financial Officer.

The initial term of Mr. Phipps’ employment is one year commencing on March 11, 2021 which term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or the executive by written notice. CEO’s annual base compensation is an aggregate of $180,000 payable by the Company and £50,000 (or approximately $70,000) payable through the Company’s wholly owned subsidiary, Global Telesat Communications Ltd., subject to periodic review and modification by the Board upon occurrence of material events relating to the Company’s financial and business performance, including, without limitation, the Company’s listing of its capital stock on a national securities exchange. In addition, Mr. Phipps will be entitled to receive an annual cash bonus in an amount equal to up to 150% of his base salary if the Company meets or exceeds performance criteria to be adopted by the Compensation Committee of the Board, once established, and any other additional bonuses as may be determined by the Board. Mr. Phipps is entitled to receive various other benefits if and to the extent available to the employees of the Company. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

The initial term of Mr. Seifert’s employment is one year commencing on March 11, 2021 which term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or the executive by written notice. CFO’s annual base compensation is $150,000 payable by the Company, subject to periodic review and modification by the Board’s Compensation Committee, once established. Mr. Seifert will be entitled to receive an annual cash bonus in an amount equal to up to 150% of his base salary if the Company meets or exceeds performance criteria to be adopted by the Compensation Committee of the Board, once established, and any other additional bonuses as may be determined by the Board. Mr. Seifert is entitled to receive various other benefits if and to the extent available to the employees of the Company. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

The 2020 Equity Incentive Plan

On August 21, 2020, the Company’s Board of Directors approved and adopted the Company’s 2020 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, directors and consultants. The Plan provides that up to a maximum of 2,250,000 shares of the Company’s common stock, subject to adjustment, are available for issuance under the Plan. On December 31, 2020, the Company’s Board of Directors approved and adopted an amendment that increases the maximum from 2,250,000 to 4,000,000 shares of the Company’s common stock. Following the adoption of the Plan, the Board approved issuances of certain stock options to its executives, directors and employees under the Plan. Specifically, the stock options issued to David Phipps, CEO (1,500,000), Thomas Seifert, CFO (250,000) and Hector Delgado, a Board member (50,000), all have an exercise price of $0.25 per share, respectively, fully vest upon issuance and expire on December 30, 2030. In addition, the Board approved additional 850,000 stock options to the Company’s 6 key employees and consultants, on the same terms as those issued to the Company’s officers and director.

December 2020 Financing

On December 1, 2020, the Company entered into a Note Purchase Agreement (the “December 2020 NPA”) by and among the Company and certain lenders set forth on the lender schedule to the December 2020 NPA (the “Lenders”). Pursuant to the terms of the December 2020 NPA, the Company sold an aggregate principal amount of $244,000 of its convertible promissory notes (the “December 2020 Notes”). The December 2020 Notes are general, unsecured obligations of the Company and bear simple interest at a rate of 6% per annum, and mature on the third anniversary of the date of issuance (the “Maturity Date”), to the extent that the December 2020 Notes and the principal amounts and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the December 2020 Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the December 2020 Notes other than as required by the Agreement. The December 2020 Note holders have an optional right of conversion such that a Noteholder may elect to convert his December 2020 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.25, subject to certain adjustments. This optional right of conversion is subject to a beneficial ownership limitation of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the share issuance upon conversion. The holders of the December 2020 Notes are granted demand registration rights and pre-emptive rights. In addition, the December 2020 NPA includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency. Upon the occurrence of an event of default, a majority of the Holders may accelerate the maturity of the Indebtedness. The Company used the offering proceeds for business development, investment in increased inventory and other strategic growth initiatives, including market expansion and personnel recruitment.

COVID-19 UK Loan

On April 20, 2020, the Board of Directors of the Company, approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD$341,625 at an exchange rate of GBP:USD of 1.3665. The Debenture bears interest beginning July 16, 2021, at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) will be made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the Limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand.

Going Concern

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2020 and December 31, 2019 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. We had net cash used in operations of $861,981 during the year ended December 31, 2020. At December 31, 2020, the Company had an accumulated deficit of $13,878,553, negative working capital of $144,058 and net loss of $2,763,375 during the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic prompting government-imposed quarantines, suspension of in-person attendance of academic programs, and cessation of certain travel and business closures. The United States has entered a recession as a result of the COVID-19 pandemic, which may prolong and exacerbate the negative impact on us. Although we expect the availability of vaccines and various treatments with respect to COVID-19 to have an overall positive impact on business conditions in the aggregate over time, the exact timing of these positive developments is uncertain. In December 2020, the United States began distributing two vaccines that, in addition to other vaccines under development, are expected to help to reduce the spread of the coronavirus that causes COVID-19 once they are widely distributed. If the vaccines prove less effective than currently understood by the scientific community and the United States Food and Drug Administration, or if there are problems with the acceptance, availability, timing or other difficulties with widely distributing the vaccines, the pandemic may last longer, and could continue to impact our business for longer, than we currently expect. In response to COVID-19, governmental authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter in place orders and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once, and there is considerable uncertainty regarding the duration of such measures and the implementation of any potential future measures, especially if cases increase across the United States, with the potential for additional challenges resulting from the emergence of new variants of COVID-19, some of which may be more transmissible than the initial strain. Such measures have impacted, and may continue to affect, our workforce, operations, suppliers and customers. We reduced the size of our workforce following the onset of COVID-19 and may need to take additional actions to further reduce the size of our workforce in the future; such reductions incur costs, and we can provide no assurance that we will be able to rehire our workforce in the event our business experiences a subsequent recovery. We took steps to curtail our operating expenses and conserve cash. We may elect or need to take additional remedial measures in the future as the information available to us continues to develop, including with respect to our workforce, relationships with our third-party vendors, and our customers. There is no certainty that the remedial measures we have implemented to date, or any additional remedial steps we may take in the future, will be sufficient to mitigate the risks posed by COVID-19. Further, such measures could potentially materially adversely affect our business, financial condition and results of operations and create additional risks for us. Any escalation of COVID-19 cases across many of the markets we serve could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring our stores to close or employees to remain at home; limitation of carriers to deliver our product to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events could have a material, adverse effect on our results of operations, cash flows and liquidity.

The ultimate magnitude of COVID-19, including the full extent of the material negative impact on our financial and operational results, will depend on future developments, such as the duration and severity of the pandemic, the extent of any additional increases in cases across the United States, and the related length of its impact on the global economy, as well as the timing and availability of effective medical treatments and vaccines, which remain uncertain and cannot be predicted at this time. The resumption of our normal business operations may be delayed or constrained by lingering effects of COVID-19 on our customers, suppliers and/or third-party service providers. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not currently ascertainable. Due to the daily evolution of the COVID-19 pandemic and the responses to curb its spread, we cannot predict the full impact of the COVID-19 pandemic on our business and results of operations, but our business, financial condition, results of operations and cash flows have already been materially adversely impacted, and we anticipate they will continue to be adversely affected by the COVID-19 pandemic and its negative effects on global economic conditions. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a variety of factors, such as any increase in COVID-19 infections. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its national and, to some extent, global economic impact, including the current recession and any recession that may occur in the future.

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the year ended December 31, 2020 reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted. We have implemented several measures to minimize the impact on our operations and sustain our liquidity position, including receiving support through the US payroll protection program loan (“PPP”), a low interest, fixed rate loan provided under the UK’s Coronavirus Business Interruption Loan (“CBILS”) and the deferral of certain UK taxes. We have also worked with our product suppliers to ensure we will continue to have sufficient inventory levels on hand to meet consumer demand.

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

The relevant translation rates are as follows: for the year ended December 31, 2020 closing rate at 1.3665 US$: GBP, yearly average rate at 1.286618 US$: GBP, for the year ended December 31, 2019 closing rate at 1.3262 US$: GBP, yearly average rate at 1.276933 US$: GBP.

GTCL represents 64.1% of total company sales and as such, currency rate variances have an impact on results. For the year ended December 31, 2020 the net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.276933 to 1.286618. Had the yearly average rate remained, sales would have been lower by $35,347. GTCL comparable sales in GBP, its home currency, decreased 8.0% or £251,733, from £3,142,634 to £2,890,901 for the year ended December 31, 2020 as compared to December 31, 2019.

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

Results of Operations

Net Revenue. For the years ended December 31, 2020 and 2019, revenues generated were approximately $5,689,796 and $5,869,558, a decrease of $179,762 or 3.1%. Revenues were derived primarily from the sales of satellite phones, locator beacons, GPS trackers, terminals, accessories and additional and recurring airtime plans. Comparable sales for Orbital Satcom Corp. increased 9.9% or $183,531, from $1,856,625 to $2,040,156. Comparable sales for GTCL decreased 9.1% or $363,292, from $4,012,932 to $3,649,640. The overall sales increase is attributable to increased sales through Amazon storefronts and product selections, which constituted 73.3% and 56.9% of our total sales for the years ended December 31, 2020 and 2019, respectively.

Approximately 73.3% of our products are sold on Amazon and are subject to Amazon’s terms of service and various other Amazon seller policies that apply to third parties selling products on Amazon’s marketplace. Amazon’s terms of service provide, among other things, that it may terminate or suspend its agreement with any seller or any of its services being provided to a seller at any time and for any reason. In addition, if Amazon determines that any seller’s actions or performance, including ours, may result in violations of its terms or policies, or create other risks to Amazon or to third parties, then Amazon may in its sole discretion withhold any payments owed for as long as Amazon determines any related risk to Amazon or to third parties persist. Further, if Amazon determines that any seller’s, including our, accounts have been used to engage in deceptive, fraudulent or illegal activity, or that such accounts have repeatedly violated its policies, then Amazon may in its sole discretion permanently withhold any payments owed. In addition, Amazon in its sole discretion may suspend a seller account and product listings if Amazon determines that a seller has engaged in conduct that violates any of its policies. Any limitation or restriction on our ability to sell on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. We also rely on services provided by Amazon’s fulfillment platform which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. Any inability to market our products for sale with delivery could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

Cost of Sales. During the years ended December 31, 2020 and 2019, cost of revenues decreased to $4,464,476 compared to $4,646,180 for the year ended December 31, 2019, a decrease of $181,704 or 3.9%. We expect our cost of revenues to increase during fiscal 2021 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross profit margins during the year ended December 31, 2020 and 2019 were 21.5% and 20.8%, respectively. The increase in margin was attributable to new product lines with higher margins.

Operating Expenses. Total operating expenses for the year ended December 31, 2020 were $3,259,200, an increase of $924,494, or 39.6%, from total operating expenses for the year ended December 31, 2019, of $2,334,706.

Selling, general and administrative expenses were $694,361 and $761,237 for the years ended December 31, 2020 and 2019, respectively, representing a decrease of $66,875 or 8.8%. The decrease is primarily attributable to a 2019 impairment of research and development for $50,000 for the Company’s impairment of its investment on February 19, 2015, for its dual mode tracker, which it has yet to launch. Additionally, there was a decrease in travel between the Company’s offices in the UK to US directly associated with US and UK government lockdowns due to the COVID-19 pandemic. We anticipate that travel expenses will increase after the COVID-19 travel restrictions are lifted.

Salaries, wages and payroll taxes were $769,391 and $732,498 for the year ended December 31, 2020 and 2019, respectively, representing an increase of $36,893, or 5.0%. The increase was attributable to an increase in personnel.

Stock based compensation for the year ended December 31, 2020 and 2019 were non-cash expenses. For the years ended December 31, 2020 and 2019, the Company recorded $830,900 and $0 for stock-based compensation. For the year ended December 31, 2020, the expense was for the issuance of 2,752,000 fully vested options to purchase shares of the Company’s stock to management and a director with an average exercise price of $0.24.

Professional fees were $669,622 and $565,643 for the years ended December 31, 2020 and 2019, respectively, representing an increase of $103,979 or 18.4%. The increase was primarily due to the issuance of 30,000 shares of the Company’s stock to consultants valued at $74,000, a decrease of legal expenses of $26,770, an increase of investor relations fees of $17,500 and a decrease in accounting fees of $21,205 and a reduction of public company expense of $8,564.

Depreciation and amortization expenses were $294,926 and $275,328 for the years ended December 31, 2020 and 2019, respectively, representing an increase of $19,598, or 7.1%. The increase was attributable to depreciation associated to the company’s investment in updating Company websites.

We expect our expenses in each of these areas to continue to increase during fiscal 2021 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $729,495 and $267,681 during the years ended December 31, 2020 and 2019 respectively, representing an increase of $461,813 or 173.0%. The increase was attributable to the Company’s increase in interest expense of $728,529, which is primarily due to an increase in notes payable and convertible debt offset by a decrease of $69,677 in the fair value of derivative instruments related to convertible debt and increases of $134,584 in gain on the extinguishment of debt and $38,355 in exchange rate variances.

Net Loss before Income Taxes. We recorded net loss before income tax of $2,763,375 for the year ended December 31, 2020 as compared to a net loss of $1,379,009, for the year ended December 31, 2019. The increase is a result of the factors as described above.

Provision for Income Taxes and Income Tax Expense. For the years ended December 31, 2020 and 2019, the Company recorded income tax expense of $0 and $747, respectively. The decrease was attributable to a decrease in provision for income taxes for UK taxes related to its subsidiary, GTCL, for the year ended December 31, 2020.

Net Loss. We recorded net loss after income tax of $2,763,375 for the year ended December 31, 2020 as compared to a net loss of $1,379,756 for the year ended December 31, 2019. The increase is a result of the factors as described above.

Comprehensive Loss. We recorded a (loss) gain for foreign currency translation adjustments for the year ended December 31, 2020 and 2019, of $(40,680) and $4,020, respectively. The fluctuations of the increase/decrease are primarily attributable to exchange rate variances. Comprehensive loss for the year ended December 31, 2020 was $2,804,055 as compared to loss of $1,375,736 for the year ended December 31, 2019.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2020, we had a cash balance of $728,762 and negative working capital is approximately $144,058. We reported a net increase in cash for the year ended December 31, 2020 as compared to December 31, 2019 of $653,400 primarily as a result of net cash proceeds received from payroll protection loans, UK COVID-19 loans and convertible debt, offset by the use of cash in operations.

We do not believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Recent Financing Activities

March 2021 Financing

On March 5, 2021, the Company entered into a Note Purchase Agreement by and between the Company and one individual accredited investor where the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The Noteholder has an optional right of conversion such that the Noteholder may elect to convert his Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note by a price equal to the lesser of (a) $1.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction, subject to certain adjustments.

December 2020 Financing

On December 1, 2020, the Company entered into a Note Purchase Agreement by and among the Company and certain lenders where the Company sold an aggregate principal amount of $244,000 of its convertible promissory notes (the “December 2020 Notes”). The December 2020 Note holders have an optional right of conversion such that a Noteholder may elect to convert his December 2020 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.25, subject to certain adjustments.

August 2020 Financing

On August 21, 2020, the Company entered into a Note Purchase Agreement by and among the Company and certain lenders where the Company sold an aggregate principal amount of $933,000 of its convertible promissory notes (the “August 2020 Notes”). The August 2020 Note holders have an optional right of conversion such that a Noteholder may elect to convert his August 2020 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.20, subject to certain adjustments.

Paycheck Protection Program Loan

On May 8, 2020, Orbsat Corp was approved for the US funded Payroll Protection Program, (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. As of December 31, 2020, the Company has recorded $15,624 as current portion of notes payable and $5,208 as notes payable long term.

COVID-19 UK Loan

On April 20, 2020, the Board of Directors of the Company, approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD$341,625 at an exchange rate of GBP:USD of 1.3665. The Debenture bears interest beginning July 16, 2021, at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) will be made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the Limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes.

Amazon Line of Credit

On October 9, 2019, Orbital Satcom Corp., entered into a short-term loan agreement for $29,000, with Amazon. The one-year term loan is paid monthly, has an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the years ended December 31, 2020 and 2019, the Company recorded interest expense of $952 and $574, respectively. The short-term line of credit balance as of December 31, 2020 and 2019, was $0 and $24,483.

HSBC Over-advance

The Company’s UK subsidiary, GTCL has an over-advance line of credit with HSBC, for working capital needs. The over-advance limit is £25,000 or $34,163 at an exchange rate of 1.3665, with interest at 5.50% over Bank of England’s base rate or current rate of 6.25% variable. The advance is guaranteed by David Phipps, the Company’s Chief Executive Officer. The Company has an American Express account for Orbital Satcom Corp. and an American Express account for GTCL, both in the name of David Phipps who personally guarantees the balance owed.

Our current assets at December 31, 2020 increased 22.7% to $1,372,467, from $877,446 or an increase of $495,021, for December 31, 2019. The increase included cash of $653,400 and decreases in unbilled revenue of $495, decreases in accounts receivable of $67,322, inventory of $4,876, prepaid expenses of $16,812 and other current assets of $68,874. Prepaid expenses primarily represent services to consultants, which are amortized over the length of the contract.

Our current liabilities at December 31, 2020 increased to $1,516,525 from $1,444,468 or an increase of $72,057, or 5.0% from December 31, 2019. The increase is comprised of a decrease in accounts payable of $111,616, contract liabilities of $4,503, Amazon line of credit of $24,483, and provision for income taxes $2,899 and an increase in related party payable of $50,989 and the current portion of notes payable of $137,472.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2020 amounted to $836,980 and were attributable to; our net loss of $2,763,375, gain from debt extinguishment of $269,261, offset by; depreciation and amortization expense of $294,926, right of use of $28,073 stock-based compensation of $74,000, amortization debt discount of convertible debt of $956,554, and the fair value of options issued of $830,900. Changes in operating assets and liabilities were reflected by decreases in accounts receivable of $67,322, inventory of $4,876, prepaid and other current assets of $85,686, accounts payable and accrued expenses of $111,616, provision for income taxes of $2,899, contract liabilities of $4,503, and lease liability of $28,158.

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

Investing Activities

Net cash flows used in investing activities were $34,903 and $70,194 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, we purchased property and equipment and websites upgrades of $34,903. For the year ended December 31, 2019, purchased of property and equipment of $70,194.

Financing Activities

Net cash flows provided by financing activities were $1,565,963 and $659,327 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we had proceeds from; related party for $50,989, convertible debt $1,177,000 and proceeds from notes payable of 362,457. For the year ended December 31, 2020, we had repayments of the Amazon line of credit of $24,483. During the year ended December 31, 2019, we had proceeds from; related party for $12,044 convertible debt $757,000 and net advances from Amazon line of credit of $24,483. For the year ended December 31, 2019 we had repayments of convertible debt of $87,778 and notes payable of $46,422.

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

See pages F-1 through F-35.

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

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. The Company has been reviewing and designing remedial measures to address these matters, including, among others, upgrading its accounting software. Provided that the Company secures additional financing required to support such remedial measures, the Company expects to complete the remediation efforts by the end of the 2021 fiscal year.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2020.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our executive officers, directors and significant employees as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

David Phipps	55	February 19, 2015	Chief Executive Officer, President and Chairman

Hector Delgado	52	May 27, 2015	Director

Thomas Seifert	49	October 19, 2020	Chief Financial Officer, Treasurer and Secretary

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their earlier resignation or removal from office in accordance with our bylaws. The Board of Directors shall not appoint any new members or vote to increase its size in the absence of the written consent of Mr. Phipps. The Board of Directors appoints officers who serve their terms of office at the discretion of the Board of Directors.

Background of executive officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Phipps, Chief Executive Officer and Chairman, 55, has served as the Managing Director of GTCL since 2008 and as the President of GTC, a competitor of the Company, from 2003 through 2014. He has served as the President of Orbital Satcom since February 19, 2015, as Chairman of the Board of Directors of the Company since February 24, 2015 and Chief Executive Officer since February 25, 2015. Mr. Phipps was chosen as a director of the Company based on his knowledge of and relationships in the global satellite communications business.

Hector Delgado, Director, 52, was appointed to the Board of Directors on May 27, 2015. Mr. Delgado is currently the Executive Officer of the Naval Reserve Special Operations Command South (SOCSOUTH) Detachment 108. He has also served as a Special Agent in the United States Department of Homeland Security since 1995 and as the Managing Member of ISR Strategies, LLC, a full-service security consulting company, since 2010. He is a United States Navy SEAL with active and reserve service for over twenty-eight years. In 2006, he was mobilized and served a combat tour in Ramadi, Iraq with SEAL Team THREE receiving a Navy Commendation Medal with Combat “V”. He has served with SEAL Teams TWO, THREE, FOUR, EIGHTEEN and Special Operations Command Central and South. Mr. Delgado has participated in tours of duty in the Middle East, Europe, Africa and South America. He has also served as an adjunct instructor at the United States Merchant Marine Academy teaching maritime security and conducting International Ship Security Code (ISPS) training and assessments. Mr. Delgado was appointed to serve as a director of the Company based on his leadership and entrepreneurial experience and particular familiarity with the military and governmental agencies.

Thomas Seifert, Chief Financial Officer, 49, was appointed to serve as the Company’s Chief Financial Officer on October 19, 2020. Prior to this appointment, Mr. Seifert has more than 20 years of general management, global operations and financial management expertise and has served as Chief Financial Officer for various public and private telecommunication companies during this period. Since January 2006 to present, Mr. Seifert has served as a principal of Rocky Mountain Advisors Corp where he provides management and financial advisory services.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Director Independence

Mr. Delgado is the only “independent” director on the Board of Directors, as such term is defined under the Nasdaq listing standards.

There have been no changes in the procedures for our shareholders to nominate directors on our Board.

Committees of the Board of Directors

We did not during 2020, and do not currently, have an audit committee. The Board of Directors currently performs the functions of an audit committee.

We did not during 2020, and do not currently, have a compensation committee or nominating committee.

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

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that is applicable to the Company and to all our directors and officers and persons performing similar functions, including our principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics may be obtained on our website at www.orbsat.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this prospectus does not include or incorporate by reference the information on our website into this prospectus.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Based solely upon a review of Forms 3 and Forms 4 filed electronically with the Commission during the Company’s most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2020 other than the following late Forms 4 for Messrs. Phipps and Delgado (filed on January 7, 2021 and each reporting one transaction), for Messrs. Phipps and Delgado, and Ms. Carlise (filed on September 1, 2020 and reporting three, four and four transactions, respectively), and Form 3 for Thomas Seifert.

Item 11. Executive Compensation

2020 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers (as defined in Item 402(m)(2) of Regulation S-K) for the fiscal years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
David Phipps Chief Executive	2020	$251,133	-	-	455,000	-	-	$48,504	$754,637
Officer, President and Chairman (1)	2019	$231,297	-	-	-	-	-	$52,455	$283,752

Thomas Seifert Chief Financial	2020	$23,558	-	-	65,500	-	-	$-	$89,058
Officer, Secretary and Treasurer (2)	2019	-	-	-	-	-	-	$-	$-

Theresa Carlise Former Chief Financial	2020	$142,923	-	-	14,200	-	-	$16,289	$173,412
Officer, Secretary and Treasurer (3)	2019	$150,000	-	-	-	-	-	$18,911	$168,911

(1)	David Phipps was elected as Chairman of the Board of Directors of the Company since February 24, 2015 and Chief Executive Officer since February 25, 2015. For service as Chief Executive Officer in 2020, On August 21, 2020, Mr. Phipps was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 400,000 shares of common stock at a purchase price of $0.20 per share. On December 31, 2020, Mr. Phipps was granted a ten-year option to purchase 1,500,000 shares of common stock, at an exercise price per $0.25 per share. We recognized a $455,600 expense in 2020 on the vesting of such options.
(2)	Thomas Seifert was appointed Chief Financial Officer on October 19, 2020. On August 28, 2020, Mr. Seifert was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 15,000 shares of common stock at a purchase price of $0.20 per share. On December 31, 2020, Mr. Seifert was granted a ten-year option to purchase 250,000 shares of common stock, at an exercise price per $0.25 per share. We recognized a $65,500 expense in 2020 on the vesting of such options.
(3)	Theresa Carlise served as our Chief Financial Officer until October 19, 2020. On August 21, 2020, Ms. Carlise was granted a ten-year option to purchase shares of common stock. The option is immediately exercisable into 71,000 shares of common stock at a purchase price of $0.20 per share. We recognized a $14,200 expense in 2020 on the vesting of such options.
(4)	Amounts shown in the “Option Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to stock options granted to our named executive officers. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes option pricing model. The assumptions used for the valuations are set forth in Note 13 – Shareholders’ Equity in the Notes included elsewhere in this Annual Report. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the “Outstanding Equity Awards at Fiscal Year-End” table in this Annual Report and related notes for information with respect to stock options granted prior to fiscal 2019.
(5)	Categories and values of awards reported in “All Other Compensation” are set forth in the following table:

Name	Year	Health Insurance Coverage ($)	Automobile Allowance ($)	Board of Director Compensation ($)	Total ($)
David Phipps	2020	$2,304	$13,200	$33,000	$48,504
	2019	2,055	14,400	36,000	52,455
Thomas Seifert	2020	-	-	-
	2019	-	-	-
Theresa Carlise	2020	10,289	6,000	-	16,289
	2019	11,711	7,200	-	18,911

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

Also, on June 14, 2018, we entered into a new Employment Agreement, (“Agreement”) with our Chief Financial Officer, Theresa Carlise. The Agreement is for a period of two (2) years, with an automatic one (1) year extension. Ms. Carlise’s base salary is $150,000 per year. The Agreement provides for performance bonuses based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provides for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the Agreements), Ms. Carlise will be entitled to a severance equal to twice her base salary, the immediate vesting of all unvested options, and other benefits. The Agreement terminates and supersedes the Original Agreements and any subsequent amendments, effective as of the June 14, 2018. On March 13, 2020, the Company David Phipps and Theresa Carlise, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, executed waivers of the provisions in their respective employment agreement requiring prior written notice of non-renewal to the other party. As a result, their respective employment terms with the Company will not be automatically extended as set forth in such employment agreements and was set to terminate as of June 14, 2020. After a series of monthly extensions, Ms. Carlise’s agreement terminated October 19, 2020 and Mr. Phipps was replaced by a new employment agreement on March 11, 2021.

For the years ended December 31, 2020 and 2019, the Company recorded stock-based compensation of $830,900 and $0, respectively.

Outstanding Equity Awards at 2020 Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Phipps	1,667		-	-	24.00	7/01/2021	-	-	-	-
	4,444	(1)	-	-	22.50	12/15/2026	-	-	-	-
	2,222	(1)	-	-	22.50	5/25/2027	-	-	-	-
	1,500,000		-	-	0.25	12/30/2030	-	-	-	-
	1,508,333

Thomas Seifert	15,000		-	-	0.20	8/27/2030	-	-	-	-
	250,000		-	-	0.25	12/30/2030	-	-	-	-
	265,000

Theresa Carlise	222		-	-	112,50	12/21/2025	-	-	-	-
	1,667		-	-	22.50	5/25/2027	-	-	-	-
	833		-	-	2.25	7/01/2021	-	-	-	-
	10,833		-	-	2.25	12/17/2023	-	-	-	-
	71,000		-	-	0.20	8/20/2030	-	-	-	-
	84,555

(1)	Options granted outside of the Company’s 2018 and 2020 Stock Option Plan.

2020 Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Phipps (1)	$33,000	-	$455,000	-	-	-	$488,000
Hector Delgado	$20,000	-	$16,700	-	-	-	$36,700

(1)	Amounts are included in Summary Compensation Table.

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

2020 Equity Incentive Plan

On August 21, 2020, the Company’s Board of Directors approved and adopted the Company’s 2020 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, directors and consultants. The Plan provides that up to a maximum of 2,250,000 shares of the Company’s common stock, subject to adjustment, are available for issuance under the Plan. On December 31, 2020, the Company’s Board of Directors approved and adopted an amendment that increases the maximum from 2,250,000 to 4,000,000 shares of the Company’s common stock. Following the adoption of the Plan, the Board approved issuances of certain stock options to its executives, directors and employees under the Plan.

Employment Agreements with Current Management

On March 11, 2021, the Company’s Board of Directors approved and adopted the terms and provisions of employment agreements for David Phipps, the Company’s Chief Executive Officer, and Thomas Seifert, the Company’s Chief Financial Officer.

The initial term of Mr. Phipps’ employment is one year commencing on March 11, 2021 which term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or the executive by written notice. CEO’s annual base compensation is an aggregate of $180,000 payable by the Company and £50,000 (or approximately $70,000) payable through the Company’s wholly owned subsidiary, Global Telesat Communications Ltd., subject to periodic review and modification by the Board upon occurrence of material events relating to the Company’s financial and business performance, including, without limitation, the Company’s listing of its capital stock on a national securities exchange. In addition, Mr. Phipps will be entitled to receive an annual cash bonus in an amount equal to up to 150% of his base salary if the Company meets or exceeds performance criteria to be adopted by the Compensation Committee of the Board, once established, and any other additional bonuses as may be determined by the Board. Mr. Phipps is entitled to receive various other benefits if and to the extent available to the employees of the Company. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

The initial term of Mr. Seifert’s employment is one year commencing on March 11, 2021 which term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or the executive by written notice. CFO’s annual base compensation is $150,000 payable by the Company, subject to periodic review and modification by the Board’s Compensation Committee, once established. Mr. Seifert will be entitled to receive an annual cash bonus in an amount equal to up to 150% of his base salary if the Company meets or exceeds performance criteria to be adopted by the Compensation Committee of the Board, once established, and any other additional bonuses as may be determined by the Board. Mr. Seifert is entitled to receive various other benefits if and to the extent available to the employees of the Company. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

4,000,000 shares, of our common stock are reserved for issuance under the 2020 Incentive Plan as awards to employees, directors, consultants, advisors and other service providers, of which 3,492,000 have been granted, allowing for an available balance of 508,000 as of December 31, 2020.

66,667 shares, of our common stock are reserved for issuance under the 2018 Incentive Plan as awards to employees, directors, consultants, advisors and other service providers, of which 60,000 have been granted, allowing for an available balance of 6,667 as of December 31, 2020.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of March 9, 2021, the number of and percent of the Company’s common stock beneficially owned by: (1) all directors, naming them; (2) our named executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 9, 2021 upon the exercise of options, warrants or other convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that convertible securities that are held by that beneficial owner, but not those held by any other person, and which are exercisable within 60 days of March 9, 2021 have been exercised and converted.

	Common Stock (1)
Name and Address of Beneficial Owner (2)	Number of Shares		Percent
Directors and Executive Officers
David Phipps	1,868,285	(3)	30.2%
Hector Delgado	77,444	(4)	1.3%
Thomas Seifert	265,112	(5)	4.3%
Directors and Executive Officers as a Group (3 persons)	2,210,841	(6)	35.8%

5% Stockholders(2):
Scott Dols	617,080	(7)	9.9%
JD Chestnut Realty LLC	616,378	(7)	9.9%
Joe Don Setina Family LP	617,082	(7)	9.9%
Shapiro Consulting LLC	413,537	(7)	6.7%
5% Stockholders as a Group (5 persons)	2,264,077	(7)	36.4%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 4, 2021 upon the exercise of options, warrants or other convertible securities.

(2) Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o Orbsat Corp., 18851 N.E. 29th Ave., Suite 700, Aventura, Florida 33180.

(3) Represents (i) 359,952 shares of common stock, and (ii) 1,508,333 shares of common stock issuable upon exercise of options.

(4) Represents (i) 21,800 shares of common stock, and (ii) 55,644 shares of common stock issuable upon exercise of options.

(5) Represents (i) 112 shares of common stock, and (ii) 265,000 shares of common stock issuable upon exercise of options.

(6) Represents (i) 381,864 shares of common stock, and (ii) 28,977 shares of common stock issuable upon exercise of options.

(7) Represents shares of common stock, and no shares of common stock issuable upon exercise of options.

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

For the years ended December 31, 2020 and 2019, Orbital Satcom purchased an aggregate of approximately $1,245,308 and $1,068,093 of inventory from GTCL. For the years ended December 31, 2020 and 2019, GTCL purchased an aggregate of approximately $25,728 and $7,158 of inventory from Orbital Satcom.

Policies and Procedures for Related Party Transactions

As there are no standing committees of the Board, the Board at large is responsible for reviewing and approving in advance any related party transaction. This will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or will be a participant to, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

Director and Board Nominee Independence

The Company’s current directors include David Phipps and Hector Delgado. The Board elects to apply the NASDAQ Stock Market corporate governance requirements and standards in its determination of the independence status of each Board and Board committee member. Hector Delgado is the only current director on the Board that meets such independence requirements. The Board currently does not have any standing committees. The Board based its independence determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.

Item 14. Principal Accounting Fees and Services

During the fiscal years ending December 31, 2020 and 2019, RBSM LLP was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2020 and 2019.

RBSM LLP	2020	2019
Audit Fees (1)	$82,000	$89,000
Audit-related Fees	-	-
Tax Fees	$3,700	3,200
All Other Fees (2)	$-	7,500
Total Fees	$85,700	$99,700

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	All other fees reflect fees for review of the Company’s registration statement on Form S-1 and amendments thereto.

Audit Committee Pre-approval Policies and Procedures

We do not, and during 2020 did not, have an audit committee. However, the full board of directors currently performs the duties of an audit committee. The board of directors has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accounting firm. Such pre-approval can be given as part of the board’s approval of the scope of the engagement of the independent public registered accounting firm or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. All work performed by our independent registered public accounting firm for us in 2020 and 2019 was pre-approved by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2016)

3.4	Bylaws (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014)

Exhibit No.	Description

4.1	Description of Securities*

10.1	Form 7% Convertible Promissory Note (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.2	Form Note Purchase Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.3	David Phipps Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021). +

10.4	Thomas Seifert Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021). +

10.5	2020 Equity Incentive Plan (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 31, 2020). +

10.6	Form Note Purchase Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 4, 2020).

10.7	Form 6% Convertible Promissory Note (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 4, 2020).

10.8	Debenture by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.9	Coronavirus Business Interruption Loan Agreement by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.10	Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated August 21, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 27, 2020).

Exhibit No.	Description

10.11	Form of Option Agreement (Incorporated by reference to Form 10-K, filed with the Securities and Exchange Commission on March 29, 2019) +

10.12	Convertible Promissory Note by and between Orbital Tracking Corp. and Power Up Ltd., dated January 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2019).

10.13	Form of Share Note Exchange Agreement by and between Orbital Tracking Corp and certain holders of the Company’s preferred stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.14	Form of 6% Promissory Note dated April 30, 2019, by and between Orbital Tracking Corp and certain holders of the Company’s preferred stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.15	Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated May 13, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.16	Amendment to Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated May 13, 2019. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2021	ORBSAT CORP

	By:	/s/ David Phipps
David Phipps
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Thomas Seifert
Thomas Seifert
Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Phipps	Chief Executive Officer and Chairman (Principal Executive Officer)	March 22, 2021
David Phipps

/s/ Thomas Seifert	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 22, 2021
Thomas Seifert

/s/ Hector Delgado	Director	March 22, 2021
Hector Delgado

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Orbsat Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orbsat Corp & Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.

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

Critical Audit Matters:

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters during the course of our audit for the year ended December 31, 2020.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY
March 22, 2021

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$728,762	$75,362
Accounts receivable, net	177,031	244,353
Inventory	361,422	366,298
Unbilled revenue	75,556	76,051
Prepaid expenses	1,784	18,596
Other current assets	27,912	96,786
Total Current Assets	1,372,467	877,446

Property and equipment, net	1,106,164	1,341,187
Right-of-use assets, net	55,606	83,679
Intangible assets, net	100,000	125,000

Total Assets	$2,634,237	$2,427,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,052,603	$1,164,217
Contract liabilities	36,704	41,207
Note payable – current portion	121,848	-
Note payable Coronavirus loans– current portion	41,831	-
Due to related party	102,060	51,071
Line of credit	-	24,483
Operating lease liabilities - current	30,125	29,237
Provision for income taxes	18,957	21,856
Liabilities of discontinued operations	112,397	112,397
Total Current Liabilities	1,516,525	1,444,468

Long Term Liabilities:
Convertible debt, net of discount, unamortized $1,084,944 and $635,333	209,323	169,667
Notes payable Coronavirus – long term	320,626	121,848
Operating lease liabilities – long term	22,574	51,620
Total Liabilities	2,069,048	1,787,603

Stockholders’ Equity
Preferred stock, $0.0001 par value; 3,333,333 shares authorized	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized, 4,080,017 shares issued and outstanding as of December 31, 2020, and 121,216 issued and outstanding at December 31, 2019, respectively	408	12
Additional paid-in capital	14,486,166	11,757,027
Accumulated deficit	(13,878,553)	(11,115,178)
Accumulated other comprehensive loss	(42,832)	(2,152)
Total Stockholders’ Equity	565,189	639,709

Total Liabilities and Stockholders’ Equity	$2,634,237	$2,427,312

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2020	2019

Net sales	$5,689,796	$5,869,558
Cost of sales	4,464,476	4,646,180

Gross profit	1,225,320	1,223,378

Operating expenses:
Selling, general and administrative	694,361	761,237
Salaries, wages and payroll taxes	769,391	732,498
Stock-based compensation	830,900	-
Professional fees	669,622	565,643
Depreciation and amortization	294,926	275,328
Total operating expenses	3,259,200	2,334,706

Loss from other expenses and income taxes	(2,033,880)	(1,111,328)

Other (income) expense:
Interest earned	(115)	(1,616)
Interest expense	1,022,024	293,495
Foreign currency exchange rate variance	2,447	40,802
Gain on debt extinguishment	(269,261)	(134,677)
Change in fair value of derivative instruments, net	-	69,677
Other income	(32,165)	-
Other expenses	6,565	-
Total other expense	729,495	267,681

Loss before provision for income taxes	(2,763,375)	(1,379,009)

Provision for income taxes	-	747

Net loss	(2,763,375)	(1,379,756)

Comprehensive loss:
Net loss	(2,763,375)	(1,379,756)
Foreign currency translation adjustments	(40,680)	4,020
Comprehensive loss	$(2,804,055)	$(1,375,736)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	1,339,537	106,175
Basic and diluted net (loss) per share	$(2.06)	$(13.00)

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2020

	Preferred Stock - Series A			Preferred Stock - Series B		Preferred Stock – Series C
	$0.0001 Par Value			$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount		Shares	Amount	Shares	Amount
Balance January 1, 2019		$		222	$-	127,578	$12

Beneficial conversion feature of convertible debt	-		-	-	-	-	-
Preferred shares converted to note payable	-		-	(222)	-	(123,526)	(12)
Preferred shares converted to common	-		-	-	-	(4,052)	-
Exercise of options to common	-		-	-	-	-	-
Comprehensive income	-		-	-	-	-	-
Net loss	-		-	-	-	-	-

Balance, December 31, 2019	-		$-	-	$-	-	$-

Issuance common stock from convertible debt	-		-	-	-	-	-
Beneficial conversion feature of convertible debt	-		-	-	-	-	-
Issuance common stock for options exercised	-		-	-	-	-	-
Fair value of options granted	-		-	-	-	-	-
Stock based compensation
Comprehensive loss
Net loss	-		-	-	-	-	-
Balance, December 31, 2020	-		$-	-	$-	-	$-

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2020

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2019	192,807	$19	344,947	$34	23,333	$2

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(147,577)	(15)	-	-	(23,333)	(2)
Preferred shares converted to common	(45,230)	(4)	(344,947)	(34)	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Issuance common stock for options exercised	-	-	-	-	-	-
Fair value of options granted	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2020	-	$-	-	$-	-	$-

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2019

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2019	346,840	$35	916	$-	3,274	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(346,840)	(35)	(916)	-	(3,274)	-
Preferred shares converted to common	-	-	-	-	-	-
Exercise of options to common	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Issuance common stock for options exercised	-	-	-	-	-	-
Fair value of options granted	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2020	-	$-	-	$-	-	$-

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2020

	Preferred Stock - Series J		Preferred Stock - Series K		Preferred Stock - Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2019	4,313	$-	77,124	$8	2,000	$-

Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Preferred shares converted to note payable	(4,296)	-	(70,571)	(7)	(2,000)	-
Preferred shares converted to common	(17)	-	(6,553)	(1)	-	-
Comprehensive income	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2019	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-
Issuance common stock for options exercised	-	-	-	-	-	-
Fair value of options granted	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, December 31, 2020	-	$-	-	$-	-	$-

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2020

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, January 1, 2019	62,435	$6	$11,120,193	$(9,735,422)

Beneficial conversion feature of convertible debt	-	-	805,000	-
Common issued for post-split adjustments	577	-	-	-
Preferred shares converted to note payable	-	-	(168,160)	-
Preferred shares converted to common	36,585	4	(4)	-
Exercise of options to common	21,619	2	(2)	-
Comprehensive income	-	-	-	-
Net loss	-	-	-	(1,379,756)

Balance, December 31, 2019	121,216	$12	$11,757,027	$(11,115,178)

Issuance common stock from convertible debt	3,499,001	350	687,384	-
Beneficial conversion feature of convertible debt	-	-	1,136,901	-
Issuance common stock for options exercised	429,800	43	(43)	-
Fair value of options granted	-	-	830,900	-
Stock based compensation	30,000	3	73,997	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(2,763,375)

Balance, December 31, 2020	4,080,017	$408	$14,486,166	$(13,878,553)

See accompanying notes to consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2020

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance January 1, 2019	$(6,172)	$1,378,715

Beneficial conversion feature of convertible debt	-	805,000
Preferred shares converted to note payable	-	(168,270)
Preferred shares converted to common	-	-
Exercise of options to common	-	-
Comprehensive income	4,020	4,020
Net loss	-	(1,379,756)

Balance, December 31, 2019	$(2,152)	$639,709

Issuance common stock from convertible debt	-	687,734
Beneficial conversion feature of convertible debt	-	1,136,901
Issuance common stock for options exercised	-	-
Fair value of options granted	-	830,900
Stock based compensation	-	74,000
Comprehensive loss	(40,680)	(40,680)
Net loss	-	(2,763,375)

Balance, December 31, 2020	$(42,832)	$565,189

See accompanying notes to consolidated financial statements

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,763,375)		$(1,379,756)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	269,926		250,328
Amortization of intangible asset	25,000		25,000
Amortization of right of use asset	28,073		9,552
Impairment of other asset	-		50,000
Amortization of convertible debt, net	956,554		257,445
Stock based compensation	74,000		-
Change in fair value of derivative liabilities	-		69,677
Gain on debt extinguishment	(269,261)		(134,677)
Fair value of options granted	830,900		-
Convertible debt issued for services	-		113,000
Changes in operating assets and liabilities:
Accounts receivable	67,322		(73,827)
Inventory	4,876		(97,274)
Unbilled revenue	495		11,029
Prepaid expense	16,812		(16,670)
Other current assets	68,874		(53,073)
Operating lease liabilities	(28,158)		(12,374)
Accounts payable and accrued liabilities	(111,616)		289,751
Provision for income taxes	(2,899)		11,160
Contract liabilities	(4,503)		21,506
Net cash used in operating activities	(836,980)		(659,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,903)		(70,194)
Net cash used in investing activities	(34,903)		(70,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) related party, net	50,989		12,044
Proceeds from (repayments to) note payable Coronavirus loans	362,457		(46,422)
Proceeds of convertible debt	1,177,000		757,000
Repayments to convertible notes payable	-		(87,778)
(Repayments to) proceeds from line of credit	(24,483)		24,483
Net cash provided by financing activities	1,565,963		659,327

Effect of exchange rate on cash	(40,680)		2,544

Net increase in cash	653,400		(67,526)
Cash beginning of year	75,362		142,888
Cash end of year	$728,762		$75,362

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-		$20,270
Income tax	$-		$-
NON-CASH FINANCING AND INVESTING ACTIVITIES DURING THE YEAR
Beneficial conversion feature on convertible debt	$1,136,901		$805,000
Issuance common stock from convertible debt	$687,734	$
Long term debt issued in exchange for preferred stock	$-		$168,270
Obtaining right of use asset for lease liability	$-		$86,377

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For accounting purposes, this transaction was accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with GTCL considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTCL shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTCL was the acquirer for financial reporting purposes and the Company was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTCL and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. See Note 13 - Stockholders Equity.

On August 19, 2019, we effected a reverse split in 1-for-15 ratio as applied to our common stock and preferred stock, as well as the number of authorized shares for both classes. As of December 31, 2020, we had 4,080,017 shares issued and outstanding post-split. All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the most recently completed reverse split. See Note 13 - Stockholders Equity.

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

The remaining liabilities for discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities of discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel-efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020	December 31, 2019
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities of discontinued operations	$(112,397)	$(112,397)

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020, and 2019, there is an allowance for doubtful accounts of $15,596 and $3,187, respectively.

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

Prepaid expenses

Prepaid expenses amounted to $1,784 and $18,596 at December 31, 2020 and 2019, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements and product costs associated with deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the year ended December 31, 2020 closing rate at 1.3665 US$: GBP, yearly average rate at 1.286618 US$: GBP, for the year ended December 31, 2019 closing rate at 1.3262 US$: GBP, yearly average rate at 1.276933 US$: GBP.

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

Contract liabilities is shown separately in the consolidated balance sheets as current liabilities. At December 31, 2020, we had contract liabilities of approximately $36,704. At December 31, 2019, we had contract liabilities of approximately $41,207.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge of $0 and $50,000, during the years ended December 31, 2020 and 2019, respectively.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended December 31, 2020 and 2019 was $269,926 and $250,328, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended December 31, 2020 and December 31, 2019, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. On February 19, 2015, the Company issued 444 shares of its common stock, par value $0.0001, at $112.61 per share, or $50,000, to a consultant as compensation for the design and delivery of dual mode gsm/Globalstar Simplex tracking devices and related hardware and intellectual property. For the year ended December 31, 2019, the Company recorded an impairment charge of $50,000 for the above-mentioned other asset, due to the delay in its launch to our existing product lines. For the fiscal years ending December 31, 2020 and December 31, 2019, there were no additional expenditures on research and development.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity. For the Company, comprehensive loss for the years ended December 31, 2020 and 2019 included net loss and unrealized losses from foreign currency translation adjustments.

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

The following are dilutive common stock equivalents during the year ended:

	December 31, 2020	December 31, 2019
Convertible preferred stock	-	-
Convertible notes payable (1)	6,227,340	8,050,000
Stock Options	3,000,044	39,044
Stock Warrants	4,000	4,000
Total	9,231,384	8,093,044

(1) 6,227,340 shares of our common stock issuable upon conversion of $1,294,268 of Convertible Notes Payable as of December 31, 2020, not accounting for 4.99% beneficial ownership limitations.

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

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss	$(2,763,375)	$(1,379,756)
Preferred shares redemption adjustment	$-	$201,924
Net loss available to common shareholders	$(2,763,375)	$(1,177,832)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	1,339,537	106,175
Loss applicable to common shareholders per share	$(2.06)	$(11.09)

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

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

In August 2018, the FASB issued accounting standards update (“ASU”) No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. We adopted this ASU on a prospective basis on February 2, 2020. The adoption of this standard did not have a material impact on our Consolidated Financial Statements or related disclosures.

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three-year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for liability of 1.3262 or $33,866. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, this guidance amends and expands disclosure requirements. We adopted this ASU on a prospective basis on February 3, 2019. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB’s simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company will adopt this ASU on January 31, 2021 and does not expect there to be a material impact on our Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company’s secured credit facility agreement references LIBOR, which is expected to be discontinued as a result of reference rate reform. The Company expects to adopt the guidance upon transition from LIBOR, but does not believe the adoption will have a material effect on its consolidated financial statements.

At December 31, 2020 and 2019, the Company had aggregated current and long-term operating lease liabilities of $52,699 and $80,857, respectively, and right of use assets of $55,606 and $83,679, respectively.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2020, the Company had an accumulated deficit of $13,878,553, negative working capital of $144,058 and net loss of $2,763,375 during the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORIES

At December 31, 2020 and 2019, inventories consisted of the following:

	December 31, 2020	December 31, 2019
Finished goods	$361,422	$366,298

Less reserve for obsolete inventory	-	-
Total	$361,422	$366,298

For the years ended December 31, 2020 and 2019, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $1,784 and $18,596 at December 31, 2020 and 2019, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Office furniture and fixtures	$6,470	$10,066
Computer equipment	33,361	47,646
Rental equipment	48,187	75,470
Appliques	2,160,096	2,160,096
Website development	69,149	36,279

Less accumulated depreciation	(1,211,099)	(988,370)

Total	$1,106,164	$1,341,187

Depreciation expense was $269,926 and $250,328 for the year ended December 31, 2020 and 2019, respectively.

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

Amortization of customer contracts are included in depreciation and amortization. For the year ended December 31, 2020, the Company amortized $25,000. Future amortization of intangible assets is as follows:

2021	$25,000
2022	25,000
2023	25,000
2024	25,000
Total	$100,000

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

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	December 31, 2020	December 31, 2019
Accounts payable	$747,476	$901,244
Rental deposits	10,761	14,381
Customer deposits payable	53,570	46,089
Accrued wages & payroll liabilities	1,913	1,965
Property tax payable	-	2,770
VAT liability & sales tax payable	50,453	64,051
Pre-merger accrued other liabilities	65,948	65,948
Accrued interest	99,982	35,462
Accrued other liabilities	22,500	32,307
Total	$1,052,603	$1,164,217

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT

On October 9, 2019, Orbital Satcom Corp., entered into a short-term loan agreement for $29,000, with Amazon. The one-year term loan is paid monthly, has an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the years ended December 31, 2020 and 2019, the Company recorded interest expense of $952 and $574, respectively. The short-term line of credit balance as of December 31, 2020 and 2019, was $0 and $24,483.

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

For the years ended December 31, 2020 and 2019, the Company repaid $0 and $46,422 of the notes, leaving a balance of $121,848 as long-term notes payable. For the years ended December 31, 2020 and 2019, the Company recorded interest in relation to the note of $4,907 and $4,907, respectively.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and 2019, outstanding balance of the current portion of convertible notes payable was $0. For the years ended December 31, 2020 and 2019, we recorded interest expense in relation to this note payable of $0 and $87,778, which includes a $20,257 pre-payment penalty.

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

The Notes bear interest at a rate of 6% per annum, simple interest, and mature on the third anniversary of the Issue Date (the “Maturity Date”), to the extent that the Notes and the principal amounts and any interest accrued thereunder (the “Indebtedness”) have not been converted into shares of common stock of the Company. Interest on the Notes will accrue on a simple interest, non-compounded basis and will be added to the principal amounts on the Maturity Date or such earlier date as may be due upon an Event of Default (as defined below), at which time all Indebtedness will be due and payable, unless earlier converted into Conversion Shares (as defined below). In the event that any amount due under the Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the Notes other than as required by the Agreement. The Notes are general, unsecured obligations of the Company. The proceeds of the Notes will be used to repay certain outstanding indebtedness of the Company and for general corporate purposes. For the years ended December 31, 2020 and 2019, the Company recorded simple interest expense of $41,597 and $30,568, respectively.

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

On June 15, 2020, the Company and the holders of the majority convertible promissory notes sold by the Company in the May 2019 private offering agreed to amend certain terms and provisions of the Note Purchase Agreement dated as of May 13, 2019 (the “NPA”) and related convertible promissory notes (the “2019 Notes”) consistent with the terms of such instruments as follows:

1.	to amend Section 2 of the 2019 Notes to allow the Company to pre-pay or redeem such 2019 Notes, with mutual consent of the parties to the 2019 Notes;

2.	to amend Section 3(a) of the 2019 Notes to change the “Conversion Price” from $0.10 per share to $0.20 per share;

3.	to amend Section 4 the beneficial ownership limitation upon conversion of the 2019 Notes from 4.99% to 9.99%;

4.	to amend Section 6.1 of the NPA to add “Most Favored Nation” provision such that for a period beginning on the closing date and ending two years thereafter, if the Company issues any common stock or securities convertible into or exercisable for shares of common stock or modify any of the foregoing which may be outstanding to any person or entity at a price per share or conversion or exercise price per share which shall be less than $0.20 per share, the “Lower Price Issuance”, then the Company will issue such additional units such that the subscriber/lender, will hold that number of units in total had subscriber/lender purchased the units with the purchase price equal to the lower price issuance common stock issued or issuable by the Company, notwithstanding anything herein or in any other agreement to the contrary, the Company should only be required to make a single adjustment with respect to any lower price issuance regardless of the existence of multiple bases;

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

In comparison to the fair market value of the common stock on May 14, 2019, and the fixed effective conversion rate of $0.10 per common share, the lesser amount of the conversion feature or debt was $805,000 and presented a beneficial conversion feature. Thus, the Company recorded a discount on the debt of $805,000 with a corresponding increase to additional paid in capital. For the year ended December 31, 2019, we amortized $169,668 discount on the debt to interest expense, resulting in a balance of unamortized discount notes payable of $635,333.

On June 15, 2020, the change in conversion price from $0.10 to $0.20, resulted in a difference in the carrying value of the balance of the note payable. Under ASC 470-50-40-13, if it is determined that the original and new debt instruments are substantially different, the new debt instrument shall be initially recorded at fair value, and that amount shall be used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. The original debt had a carrying value of $269,262 as of June 15, 2020, the fair value of the amended debt was $0 ($792,932 principle netted with the $792,392 note payable discount), which resulted a gain from the extinguishment of debt $269,262. The Company recorded an additional beneficial conversion feature of the amended note of $17,041. For the year ended December 31, 2020, the Company amortized the discount on the debt, to interest expense of $538,087, resulting in a balance of unamortized discount notes payable of $329,683.

On August 21, 2020, the Company entered into a Note Purchase Agreement (the “NPA2”) by and among the Company and certain lenders set forth on the lender schedule to the NPA2 (the “Lenders”). Pursuant to the terms of the NPA2, the Company sold an aggregate principal amount of $933,000 of its convertible promissory notes (the “August Notes”). The August Notes are general, unsecured obligations of the Company and bear simple interest at a rate of 6% per annum, and mature on the third anniversary of the date of issuance (the “Maturity Date”), to the extent that the August Notes and the principal amounts and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the August Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the August Notes other than as required by the Agreement. The August Note holders have an optional right of conversion such that a Noteholder may elect to convert his August Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.20, subject to certain adjustments. This optional right of conversion is subject to a beneficial ownership limitation of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the share issuance upon conversion. The holders of the August Notes are granted demand registration rights and pre-emptive rights. In addition, the NPA2 includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency. Upon the occurrence of an event of default, a majority of the Holders may accelerate the maturity of the Indebtedness. The closing of this offering took place on August 21, 2020.

In comparison to the fair market value of the common stock on August 21, 2020, and the fixed effective conversion rate of $0.20 per common share, the lesser amount of the conversion feature or debt was $898,918 and presented a beneficial conversion feature. Thus, the Company recorded a discount on the debt of $898,918 with a corresponding increase to additional paid in capital. For the year ended December 31, 2020, the Company amortized the discount on the debt, to interest expense of $381,640, resulting in a balance of unamortized discount notes payable of $517,278. For the years ended December 31, 2020 and 2019, the Company recorded simple interest expense of $14,361 and $0 respectively.

On December 1, 2020, the Company entered into a Note Purchase Agreement (the “NPA3”) by and among the Company and certain lenders set forth on the lender schedule to the NPA3 (the “Lenders”). Pursuant to the terms of the NPA3, the Company sold an aggregate principal amount of $244,000 of its convertible promissory notes (the “December Notes”). The December Notes are general, unsecured obligations of the Company and bear simple interest at a rate of 6% per annum, and mature on the third anniversary of the date of issuance (the “Maturity Date”), to the extent that the December Notes and the principal amounts and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the December Notes is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the December Notes other than as required by the Agreement. The December Note holders have an optional right of conversion such that a Noteholder may elect to convert his December Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.25, subject to certain adjustments. This optional right of conversion is subject to a beneficial ownership limitation of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the share issuance upon conversion. The holders of the December Notes are granted demand registration rights and pre-emptive rights. In addition, the NPA3 includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency. Upon the occurrence of an event of default, a majority of the Holders may accelerate the maturity of the Indebtedness.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In comparison to the fair market value of the common stock on December 1, 2020, and the fixed effective conversion rate of $0.25 per common share, the lesser amount of the conversion feature or debt was $237,983 and presented a beneficial conversion feature. Thus, the Company recorded a discount on the debt of $237,983 with a corresponding increase to additional paid in capital, resulting in a balance of unamortized discount notes payable of $237,983. For the years ended December 31, 2020 and 2019, the Company recorded simple interest expense of $1,083 and $0 respectively.

For the year ended December 31, 2020, the Holders converted a total of $687,734 of the convertible debt to 3,499,001 shares of common shares, 134,113 of which were at the conversion rate of $0.10 per share and 3,364,888 of which were at the conversion rate of $0.20 per share. The balance of the convertible notes at December 31, 2020, net of unamortized discount of $1,084,944, is $209,323.

NOTE 11 CORONAVIRUS LOANS

On May 8, 2020, Orbsat Corp was approved for the US funded Payroll Protection Program, (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. As of December 31, 2020, the Company has recorded $15,624 as current portion of notes payable and $5,208 as notes payable long term.

On April 20, 2020, the Board of Directors the Company, approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD$341,625 at an exchange rate of GBP:USD of 1.3665. The Debenture bears interest beginning July 16, 2021, at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) will be made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. As of December 31, 2020, the Company has recorded $26,207 as current portion of notes payable and $315,418 as notes payable long term.

NOTE 12 – DERIVATIVE LIABILITIES

The convertible notes were accounted for as liabilities at the date of issuance and adjusted to fair value through earnings. On May 14, 2019, due to the cash repayment any derivative liability was fair valued at repayment date and a gain was recorded for the reversal of derivative liability.

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

NOTE 13 - STOCKHOLDERS’ EQUITY

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

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, and 2019, there were 4,080,017 and 121,216 shares of common stock and 0 shares of preferred stock issued and outstanding, respectively.

Preferred Stock

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

On May 20, 2019, following the approval on May 14, 2019 of the Board of Directors, the Company and a majority of the shareholders of the Series E preferred stock, the Company filed an Amended and Restated Certificate of Designations for the Company’s Series E preferred stock. The amendments had the effect of changing the conversion rights such that the 9.99% blocker was eliminated

On July 12, 2019, pursuant to the approval of our board of directors and a majority of the shareholders in each class, we amended the Certificates of Designation for our Series E, I and L Preferred Stock. The amendments had the effect of authorizing the Company’s Board to require the conversion of the Series E, I and L preferred stock into common stock of the Company at the then-applicable conversion ratio, without the approval of any holders of Series E, I and L preferred stock.

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

As of December 31, 2020 and 2019, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L convertible preferred stock authorized, and no preferred shares issued and outstanding.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

For the year ended December 31, 2020

The Company issued a total of 3,958,801 shares of common stock during the year ended December 31, 2020, as described below:

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

On July 16, 2020, the Company’s Board of Directors approved and the Company entered into a 12-month consulting agreement (“Consulting Agreement”) with an unrelated third-party for capital raising advisory services and business growth and development services, with the term renewable upon mutual consent of the parties. Upon signing of the Consulting Agreement, the Company agreed to issue 20,000 restricted shares of its common stock to the consultant (the “Consulting Shares”), 5,000 additional restricted shares of common stock to be issued quarterly until the consultant may receive cash compensation for its services, which will be determined, upon completion of certain milestones, by the Company’s CEO. On July 22, 2020, the Company issued 20,000 common stock valued at $50,200 and on November 13, 2020, the Company issued 5,000 common stock valued at $11,250.

On July 23, 2020, the Company issued an aggregate of 2,342 common stock upon the conversion of $468 of its convertible debt, at the conversion rate of $0.20 per share.

On August 25, 2020, David Phipps exercised 400,000 options via a cashless exercise. Additionally, on August 25, 2020, Hector Delgado and two employees exercised 110,000 options through a cashless exercise. The Company withheld newly acquired shares pursuant to the exercise of the Option. The amount of common stock issued is calculated by using [Number of Options Exercising] minus [Exercise Price] * [Number of Options Exercising] divided by [Prior Close OSAT Market Price]. As a result of the exercise 429,800 shares of common stock were issued.

On August 25, 2020, the Company issued 5,000 common stock for consulting services valued at $12,550.

On August 26, 2020, the Company issued an aggregate of 586,000 common stock upon the conversion of $117,200 of its convertible debt, at the conversion rate of $0.20 per share.

On September 1, 2020, the Company issued an aggregate of 191,094 common stock upon the conversion of $38,219 of its convertible debt, at the conversion rate of $0.20 per share.

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

For the year ended December 31, 2019

The Company issued a total of 58,781 shares of common stock during the year ended December 31, 2019, as described below:

On January 18, 2019, we issued a total of 21,619 common shares via a cashless exercise of employee stock options. David Phipps exercised 40,000 options and two employees exercised 18,333 options, both through a cashless exercise. The Company withheld newly acquired shares pursuant to the exercise of the Option. The amount of common stock issued is calculated by using [Number of Options Exercising] minus [Exercise Price] * [Number of Options Exercising] divided by [Prior Close OSAT Market Price].

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

On July 15, 2019, we issued an aggregate of 2,955 shares of common stock upon the conversion of 2,256 shares of Series E Preferred Stock. 33 shares of Series I Preferred Stock and 667 shares of Series L Preferred Stock.

On August 27, 2019, we issued 557 shares of common stock in connection with the rounding up of fractional shares of common stock, in relation to the 1:15 reverse stock split.

Stock Options

2018 Incentive Plan

The purpose of the 2018 Incentive Plan (the “Plan”) is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 Equity Incentive Plan

On August 21, 2020, the Company’s Board of Directors approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The purpose of the 2020 Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, directors and consultants. The 2020 Plan provides that up to a maximum of 2,250,000 shares of the Company’s common stock, subject to adjustment, are available for issuance.

Following the adoption of the 2020 Plan, the Board approved issuances of certain stock options to its executives, directors and employees under the 2020 Plan. David Phipps, CEO was granted 400,000 options, Theresa Carlise, former CFO was granted 71,000 options, Hector Delgado, Director was granted 21,000 options and seven key employees were granted 160,000 options. These 652,000 options have an exercise price of $0.20 per share, were fully vest upon issuance and expire on August 20, 2030.

On August 25, 2020, David Phipps exercised 400,000 options via a cashless exercise. Additionally, on August 25, 2020, Hector Delgado and two employees exercised a total of 131,000 options through a cashless exercise. The Company withheld newly acquired shares pursuant to the exercise of the Option. The amount of common stock issued is calculated by using [Number of Options Exercising] minus [Exercise Price] * [Number of Options Exercising] divided by [Prior Close OSAT Market Price]. As a result of the exercise 429,800 shares of common stock were issued.

	Options Exercised	Exercise Price	Market Price	Shares withheld as Payment	Common Stock Issued
David Phipps	400,000	$0.20	$0.25	80,000	320,000
Other	131,000	$0.20	$0.25	21,200	109,800
	531,000			101,200	429,800

On December 31, 2020, the Company’s Board of Directors approved and adopted an amendment to the 2020 Incentive Plan which increased the maximum from 2,250,000 to 4,000,000 shares of the Company’s common stock and approved issuances of certain stock options to its executives, directors, employees and consultants under the Plan. David Phipps, CEO was granted 1,500,000 options, Thomas Seifert, CFO was granted 250,000 options, Hector Delgado, Director was granted 50,000 options, and six key employees and consultants were granted a total of 850,000 options, These 2,650,000 options have an exercise price of $0.25 per share, were fully vested upon issuance and expire on December 30, 2030.

The Company uses the Black-Scholes Model to calculate the fair value of its options. The valuation result generated by this pricing model is necessarily driven by the value of the underlying common stock incorporated into the model. Management determined the expected volatility was 462.15%, a risk-free rate of interest between 0.68-0.93%, and contractual lives of the options of ten years. In connection with the stock option grant, for the year ended December 31, 2020, the Company recorded a charge for the fair value of options granted of $830,900.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019, the Company recorded total stock-based compensation of $830,900 and $0, respectively.

Stock options outstanding at December 31, 2020 and 2019, as disclosed in the below table, have approximately $7,800,116 and $115,180 of intrinsic value, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the years ended December 31, 2020 and 2019, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2019	79,044	$9.90	5.56
Granted	-	$-	-
Exercised	(40,000)	$2.41	4.96
Forfeited	-	$-	-
Cancelled	-	$-	-
Balance outstanding at December 31, 2019	39,044	$17.49	5.16
Options exercisable at December 31, 2019	39,044	$17.49	5.16
Weighted average fair value of options granted during the period		$-	-

Balance at January 1, 2020	39,044	$17.49	5.16
Granted	3,492,000	$0.24	9.92
Exercised	(531,000)	$0.20	9.64
Forfeited	-	$-	-
Cancelled	-	$-	-
Balance outstanding at December 31, 2020	3,000,044	$0.47	9.91
Options exercisable at December 31, 2020	3,000,044	$0.47	9.91
Weighted average fair value of options granted during the period		$0.24	9.92

A summary of the status of the Company’s outstanding stock warrants and changes during the years ended December 31, 2020 and 2019, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2019	4,000	$60.00	2.37
Granted	-	-	-
Exercised	-	-	-
Forfeited
Cancelled	-	-	-
Balance at December 31, 2019	4,000	$60.00	1.37

Balance at January 1, 2020	4,000	$60.00	1.37
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2020	4,000	$60.00	0.37

As of December 31, 2020 and 2019, there were 4,000 stock warrants outstanding.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net federal and state operating loss carry forward for tax purposes totaling approximately $6.8 million at December 31, 2020, expiring through the year 2036, generally.

The tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. Due to the continuing loss position of the Company, such changes should not be material.

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

The components of earnings before income taxes for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended
	December 31,
	2020	2019
Income (loss) before income taxes:
Domestic	$(2,826,902)	$(1,436,516)
Foreign	63,527	56,760
	$(2,763,375)	$(1,379,756)

Income tax provision (benefit) consists of the following for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Income tax provision (benefit):
Current
Federal	$-	$-
State	-	-
Foreign	3,563	747
Total current	3,563	747
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total income tax provision (benefit)	$3,563	$747

The Company’s wholly owned subsidiary, GTCL, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Its estimated tax liability for December 31, 2020 and 2019 is approximately $3,563 and $747, respectively.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2020		2019
	$	%	$	%
Federal income tax provision (benefit) at statutory rate	$(580,309)	21.00%	$(289,749)	21.00%
State tax expense net of federal tax benefit	35,833	(1.29)	22,210	(1.61)
Non-Deductible Expenses	56,545	(2.05)	-	-
Foreign taxes at rate different than US Taxes	236	(0.01)	618	(0.05)
Other True-ups	1,267,030	(45.85)	-	-
Change in valuation allowance	(775,772)	28.07	267,668	(19.29)
Income tax provision (benefit)	$3,563	(0.13)%	$(747)	0.05%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforward	$1,720,848	$1,255,005
Property plant and equipment and intangibles asset	123,968	-
Stock based compensation	185,961	-
Total deferred tax assets	$2,030,777	$1,255,005

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$-
Total deferred tax liabilities	$-	$-

Net deferred tax asset before valuation allowance	$2,030,777	$1,255,005
Less: valuation allowance	(2,030,777)	(1,255,005)
Net deferred tax asset	$-	$-

The net operating loss carryforward increased from $4,951,682 at December 31, 2019 to $6,789,695 at December 31, 2020. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2020 and 2019, due to the uncertainty of realizing the deferred income tax assets.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic prompting government-imposed quarantines, suspension of in-person attendance of academic programs, and cessation of certain travel and business closures. The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the year ended December 31, 2020 reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted. We have implemented several measures to minimize the impact on our operations and sustain our liquidity position, including receiving support through the US payroll protection program loan (“PPP”), a low interest, fixed rate loan provided under the UK’s Coronavirus Business Interruption Loan (“CBILS”) and the deferral of certain UK taxes. We have also worked with our product suppliers to ensure we will continue to have sufficient inventory levels on hand to meet consumer demand.

The Company may incur significant delays and/or expenses in addition to, impairing its ability to secure additional financing, relating to the worldwide COVID-19 (coronavirus) pandemic. It is presently unknown whether and to what extent the Company’s supply chains may be further affected if the pandemic persists for an extended period of time. The Company may incur significant delays or expenses relating to such events outside of its control, which could have a material adverse impact on its business, operating results and financial condition. The Company’s reliance on securing additional capital for its public company expenses may be impaired due to the effect on the U.S. financial markets. The inability to obtain appropriate financing, may affect its compliance requirements as a public company. The Company has been using its working capital from its operating subsidiaries, to support its public company expenses. The continued drain on its working capital have forced the Company to incur cutbacks, which may affect its future operating revenue as well as, its ability to continue operations.

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

(ii) retained Theresa Carlise’s services on a non-exclusive basis as Comptroller for cash compensation of $2,000/month. Ms. Carlise will facilitate the transition of CFO duties following the expiration of her employment agreement on October 13, 2020. Her engagement may be terminated upon one week’s notice; and

(iii) appointed Thomas Seifert as the Company’s Chief Financial Officer, Secretary and Treasurer for a period of 12 months commencing on October 19, 2020, for cash compensation of $7,500/month, and such additional equity compensation as the Board may determine in the future, subject to periodic review and adjustment by the Board in its sole discretion. He will also be eligible to receive various other benefits if and to the extent available to the employees of the Company.

On November 12, 2020, the Company’s Board approved and authorized the continued employment of David Phipps, as the Company’s Chief Executive Officer, for a 90-day period, commencing as of November 13, 2020, which employment term may be extended as agreed by the Company and the executive officer on substantially the same compensation and other material terms during the period of the continued employment as those set forth in his previous employment agreement. As previously disclosed, in March 2020, the Company and Mr. Phipps executed a waiver of the provisions in his employment agreement requiring prior written notice of non-renewal to the other party. As a result, his employment terms with the Company were not automatically extended as set forth in such employment agreement and terminated as of June 13, 2020. As previously disclosed on June 13, 2020, the Company renewed his agreement for 30 days, commencing on June 14 through July 13, 2020. As previously disclosed on July 13, 2020, the Company renewed his agreement for another 30 days, commencing on July 14 through August 13, 2020. As previously disclosed on August 14, 2020, the Company renewed his agreement for another 30 days, commencing on August 14 through September 13, 2020. As previously disclosed on October 14, 2020, the Company renewed his agreement for another 30 days, commencing on October 14 through November 13, 2020. On November 12, 2020, the Company renewed his agreement for another 90 days, commencing November 13, 2020.

On March 11, 2021, the Company’s Board of Directors approved and adopted the terms and provisions of employment agreements for David Phipps, the Company’s Chief Executive Officer, and Thomas Seifert, the Company’s Chief Financial Officer.

The initial term of Mr. Phipps’ employment is one year commencing on March 11, 2021 which term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or the executive by written notice. CEO’s annual base compensation is an aggregate of $180,000 payable by the Company and £50,000 (or approximately $70,000) payable through the Company’s wholly owned subsidiary, Global Telesat Communications Ltd., subject to periodic review and modification by the Board upon occurrence of material events relating to the Company’s financial and business performance, including, without limitation, the Company’s listing of its capital stock on a national securities exchange. In addition, Mr. Phipps will be entitled to receive an annual cash bonus in an amount equal to up to 150% of his base salary if the Company meets or exceeds performance criteria to be adopted by the Compensation Committee of the Board, once established, and any other additional bonuses as may be determined by the Board. Mr. Phipps is entitled to receive various other benefits if and to the extent available to the employees of the Company. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

The initial term of Mr. Seifert’s employment is one year commencing on March 11, 2021 which term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or the executive by written notice. CFO’s annual base compensation is $150,000 payable by the Company, subject to periodic review and modification by the Board’s Compensation Committee, once established. Mr. Seifert will be entitled to receive an annual cash bonus in an amount equal to up to 150% of his base salary if the Company meets or exceeds performance criteria to be adopted by the Compensation Committee of the Board, once established, and any other additional bonuses as may be determined by the Board. Mr. Seifert is entitled to receive various other benefits if and to the extent available to the employees of the Company. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

Consulting Agreements

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

Lease Agreement

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England for £2,128 per month, or $2,717 per month at the yearly average conversion rate of 1.276933, or $2,738 using exchange rate close at December 31, 2020 of 1.286618. The lease has been renewed until July 23, 2022.

Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities during the year ended December 31, 2020 was 6.00%, derived from borrowing rate, as obtained from the Company’s current lenders. Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2020, we have not recognized any impairment losses for our ROU assets.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, the Company had current and long-term operating lease liabilities of $30,125 and $22,574, respectively, and right of use assets of $55,606.

Future minimum lease payments under these leases are as follows:

Minimum
Lease
Years Ending December 31,	Payment
2021	$34,854
2022	20,332
Total undiscounted future non-cancelable minimum lease payments	55,186
Less: Imputed interest	(2,487)
Present value of lease liabilities	$52,699
Weighted average remaining term	1.8

Net rent expense for the years ended December 31, 2020 and 2019 were $32,607 and $31,563, respectively.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the accounts payable due to related party includes advances for inventory and services due to David Phipps of $90,809, accrued director fees of $5,000 due to Hector Delgado and accrued salary due to Thomas Seifert of $6,250. Total related party payments due as of December 31, 2020 and December 31, 2019 are $102,060 and $51,071, respectively. Those related party payable are non-interest bearing and due on demand.

The Company’s UK subsidiary, GTCL has an over-advance line of credit with HSBC, for working capital needs. The over-advance limit is £25,000 or $34,163 at an exchange rate of 1.3665, with interest at 5.50% over Bank of England’s base rate or current rate of 6.25% variable. The advance is guaranteed by David Phipps, the Company’s Chief Executive Officer. The Company has an American Express account for Orbital Satcom Corp. and an American Express account for GTCL, both in the name of David Phipps who personally guarantees the balance owed.

The Company employs three individuals related to Mr. Phipps who earned gross wages totaling $85,722 and $66,925 for the years ended December 31, 2020 and 2019, respectively.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONCENTRATIONS

Customers:

Amazon accounted for 73.3% and 56.9% of the Company’s revenues during the years ended December 31, 2020 and 2019, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019

Network Innovations	$912,056	17.5%	$1,431,075	30.1%
Garmin	$813,875	15.6%	$647,360	13.6%
Globalstar Europe	$540,463	10.3%	$568,006	12.0%
Cygnus Telecom	$623,736	11.9%	$525,231	11.1%

Geographic:

The following table sets forth revenue as to each geographic location, for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019

Europe	$3,658,612	64.3%	$4,152,218	70.7%
North America	1,532,273	26.9%	1,162,869	19.8%
South America	34,915	0.6%	42,212	0.7%
Asia & Pacific	363,838	6.4%	414,725	7.1%
Africa	43,948	0.8%	46,783	0.8%
Australia & Oceania	56,210	1.0%	50,751	0.9%
	$5,689,796		$5,869,558

NOTE 18 – SUBSEQUENT EVENTS

On January 4, 2021, the Company issued an aggregate of 150,000 shares of common stock upon the conversion of convertible debt, as issued on August 21, 2020, in the amount of $30,000.

On February 19, 2021, the Board of Directors of the Company unanimously adopted an amendment to the Company’s Articles of Incorporation to effect a reverse stock split at a ratio of (i) no less than 1-for-2 shares of Common Stock, and (ii) no more than 1-for-5 shares of Common Stock, the exact ratio to be determined in the sole discretion of the Board of Directors, at any time before August 31, 2021. Our Board of Directors has obtained (by written consent) the approval of the Company’s stockholders who, in the aggregate, own 2,686,337 shares of Common Stock, or 63.5% of the outstanding shares of Common Stock of the Company prior to the Reverse Split Action.

On February 22, 2021, the Company issued an aggregate of 1,001,446 shares of common stock upon the conversion of convertible debt, as issued on May 13, 2019 and August 21, 2020, in the amount of $200,289.

On February 22, 2021, the Company issued an aggregate of 5,000 shares of common stock for services in the amount of $19,950.

On March 1, 2021, the Company issued an aggregate of 940,740 shares of common stock upon the conversion of convertible debt, as issued on May 13, 2019, August 21, 2020 and December 4, 2020, in the amount of $188,148.

On March 5, 2021, the Company entered into a Note Purchase Agreement (the “March 2021 NPA”) by and between the Company and one individual accredited investor. Pursuant to the terms of the March 2021 NPA, the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The March 2021 Note is a general, unsecured obligation of the Company and bears simple interest at a rate of 7% per annum, and mature on the third anniversary of the date of issuance, to the extent that the March 2021 Note and the principal amount and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the March 2021 Note is not paid as and when due, such amount will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the March 2021 Note other than as required by the Agreement. The Noteholder have an optional right of conversion such that a Noteholder may elect to convert his March 2021 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note price equal to the lesser of (a) $1.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction. Following an event of default, the conversion price shall be adjusted to be equal to the lower of: (i) the then applicable conversion price or (ii) the price per share of 85% of the lowest traded price for the Company’s common stock during the 15 trading days preceding the relevant conversion. In addition, subject to the ownership limitations, if a qualified transaction is completed, without further action from the Noteholder, on the closing date of the qualified transaction, 50% of the principal amount of this Note and all accrued and unpaid interest shall be converted into Company common stock at a conversion price equal to the 30% discount to the offering price in such qualified transaction, which price shall be proportionately adjusted for stock splits, stock dividends or similar events. A “Qualified Transaction” refers the completion of the public offering of the Company’s securities stock with gross proceeds of at least $10,000,000 pursuant to which the Company’s securities become registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, or a merger with a company listed on the Nasdaq or Canadian stock exchanges, as amended. The Noteholder is granted registration rights and pre-emptive rights. In addition, the March 2021 NPA includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency.

On March 11, 2021, the Company’s Board of Directors approved and adopted the terms and provisions of employment agreements for David Phipps, the Company’s Chief Executive Officer, and Thomas Seifert, the Company’s Chief Financial Officer.

The initial term of Mr. Phipps’ employment is one year commencing on March 11, 2021 which term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or the executive by written notice. CEO’s annual base compensation is an aggregate of $180,000 payable by the Company and £50,000 (or approximately $70,000) payable through the Company’s wholly owned subsidiary, Global Telesat Communications Ltd., subject to periodic review and modification by the Board upon occurrence of material events relating to the Company’s financial and business performance, including, without limitation, the Company’s listing of its capital stock on a national securities exchange. In addition, Mr. Phipps will be entitled to receive an annual cash bonus in an amount equal to up to 150% of his base salary if the Company meets or exceeds performance criteria to be adopted by the Compensation Committee of the Board, once established, and any other additional bonuses as may be determined by the Board. Mr. Phipps is entitled to receive various other benefits if and to the extent available to the employees of the Company. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

The initial term of Mr. Seifert’s employment is one year commencing on March 11, 2021 which term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or the executive by written notice. CFO’s annual base compensation is $150,000 payable by the Company, subject to periodic review and modification by the Board’s Compensation Committee. Mr. Seifert will be entitled to receive an annual cash bonus in an amount equal to up to 150% of his base salary if the Company meets or exceeds performance criteria to be adopted by the Compensation Committee of the Board, once established, and any other additional bonuses as may be determined by the Board. Mr. Seifert is entitled to receive various other benefits if and to the extent available to the employees of the Company. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

