Form 10-Q
period 2021-03-31
ORBSAT CORP
filed 2021-05-17
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 17, 2020
Common Stock, $0.0001 par value	6,177,203

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2021 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$559,282	$728,762
Accounts receivable, net	271,207	177,031
Inventory	600,912	361,422
Unbilled revenue	77,623	75,556
Prepaid expenses	1,784	1,784
Other current assets	47,107	27,912
Total current assets	1,557,915	1,372,467

Property and equipment, net	1,039,173	1,106,164
Right of use	48,043	55,606
Intangible assets, net	93,750	100,000

Total assets	$2,738,881	$2,634,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,166,865	$1,052,603
Contract liabilities	31,547	36,704
Note payable – current portion	58,255	121,848
Note payable Coronavirus loans– current portion	70,782	41,831
Due to related party	101,834	102,060
Lease liabilities - current	30,385	30,125
Provision for income taxes	19,121	18,957
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,591,186	1,516,525

Long term liabilities:
Convertible debt, net of discount, unamortized, $924,199 and $1,084,944, respectively	261,977	209,323
Note payable Coronavirus loans– long term	294,625	320,626
Lease liabilities – long term	14,725	22,574
Total Liabilities	2,162,513	2,069,048

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 3,333,333 shares authorized, 0 shares issued and outstanding	-	-
Common stock, ($0.0001 par value; 50,000,000 shares authorized, 6,177,203 shares issued and outstanding as of March 31, 2021 and 4,080,017 outstanding at December 31, 2020, respectively)	617	408
Additional paid-in capital	15,298,667	14,486,166
Accumulated (deficit)	(14,681,695)	(13,878,553)
Accumulated other comprehensive income	(41,221)	(42,832)
Total stockholders’ equity	576,368	565,189

Total liabilities and stockholders’ equity	$2,738,881	$2,634,237

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Net sales	$1,461,428	$1,468,103

Cost of sales	1,023,911	1,120,102

Gross profit	437,517	348,001

Operating expenses:
Selling, general and administrative	161,690	157,206
Salaries, wages and payroll taxes	208,174	195,642
Professional fees	292,882	114,889
Depreciation and amortization	73,700	71,504
Total operating expenses	736,446	539,241

Loss before other expenses and income taxes	(298,929)	(191,240)

Interest expense	520,694	91,253
Foreign currency exchange rate variance	(16,481)	2,367
Total other expenses	504,213	93,620

Net loss	$(803,142)	$(284,860)

Comprehensive Income:
Net loss	$(803,142)	$(284,860)
Foreign currency translation adjustments	1,611	(9,194)
Comprehensive loss	$(801,531)	$(294,054)

Net loss Per Share - Basic & Diluted	$(0.16)	(2.43)
Weighted average common shares outstanding - Basic & Diluted	4,926,175	121,216

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2021	-	$-	-	$-	-	$-

For the Three Months Ended March 31, 2020

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2020	-	$-	-	$-	-	$-

 See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2021	-	$-	-	$-	$-	$-

For the Three Months Ended March 31, 2020

	Preferred Stock - Series D		Preferred Stock - Series E		Preferred Stock - Series F
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	$-	$-

Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2020	-	$-	-	$-	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2021	-	$-	-	$-	-	$-

For the Three Months Ended March 31, 2020

	Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2020	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Preferred Stock - Series J		Preferred Stock - Series K		Preferred Stock - Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	-	$-	-	$-	-	$-

Issuance common stock from convertible debt	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2021	-	$-	-	$-	-	$-

For the Three Months Ended March 31, 2020

	Preferred Stock – Series J		Preferred Stock – Series K		Preferred Stock – Series L
	$0.0001 Par Value		$0.0001 Par Value		$0.0001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	-	$-	-	$-	-	$-

Exercise of options to common	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance, March 31, 2020	-	$-	-	$-	-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2020	4,080,017	$408	$14,486,166	$(13,878,553)

Issuance common stock from convertible debt	2,092,186	209	457,882	-
Beneficial conversion feature of convertible debt	-	-	340,420	-
Stock based compensation	5,000	0	14,200
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(803,142)

Balance, March 31, 2021	6,177,203	$617	$15,298,667	$(14,681,695)

For the Three Months Ended March 31, 2020

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2019	121,216	$12	$11,757,027	$(11,115,178)

Issuance common stock from convertible debt	113,260	11	11,315	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(284,860)

Balance, March 31, 2020	234,476	$23	$11,768,342	$(11,400,038)

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2020	$(42,832)	$565,188

Issuance common stock from convertible debt	-	458,091
Beneficial conversion feature of convertible debt	-	340,420
Stock based compensation	-	14,200
Comprehensive gain	1,611	1,611
Net loss	-	(803,142)
Balance, March 31, 2021	$(41,221)	$576,368

For the Three Months Ended March 31, 2020

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2019	$(2,152)	$639,709
Issuance common stock from convertible debt	-	11,326
Exercise of options to common	-	-
Comprehensive loss	(9,194)	(9,194)
Net loss	-	(284,860)
Balance, March 31, 2020	$(11,346)	$356,981

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(803,142)	$(284,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	67,450	65,254
Amortization of intangible asset	6,250	6,250
Amortization of right to use	7,563	11,939
Amortization of convertible debt, net	501,164	74,837
Stock based compensation	14,200	-
Change in operating assets and liabilities:
Accounts receivable	(94,176)	72,045
Inventory	(239,490)	(77,686)
Unbilled revenue	(2,067)	5,368
Prepaid expense	-	12,652
Other current assets	(19,195)	76,609
Accounts payable and accrued liabilities	114,261	120,709
Lease liabilities	(7,589)	(11,939)
Provision for income taxes	164	(1,330)
Contract liabilities	(5,157)	(5,136)
Net cash (used in) provided by operating activities	(459,764)	64,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(459)	(10,933)
Net cash used in investing activities	(459)	(10,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	(226)	20,536
Repayments of notes payable	(60,643)	(7,226)
Proceeds of convertible debt	350,000	-
Net cash provided by financing activities	289,131	13,310

Effect of exchange rate on cash	1,611	(4,373)

Net (decrease) increase in cash	(169,481)	62,716
Cash beginning of period	728,762	75,362
Cash end of period	$559,282	$138,078

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$-	$-
Income tax	$-	$-
Non-cash adjustments during the period for
Beneficial conversion feature on convertible debt	$340,420	$74,837
Conversion of convertible debt into common shares	$458,091	$11,326
Obtaining right of use asset for lease liability	$-	$11,939

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the three months ending March 31, 2021, are not necessarily indicative of the results for the remainder of the fiscal year. The consolidated financial statements as of December 31, 2020, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of Orbsat Corp F/K/A/ Orbital Tracking Corp. (the “Company”) for the year ended December 31, 2020, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2021. The consolidated balance sheet as of December 31, 2020 was derived from those financial statements.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2021, and 2020, there is an allowance for doubtful accounts of $0 and $5,300, respectively.

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

Prepaid expenses

Prepaid expenses amounted to $1,784 and $1,784, at March 31, 2021 and December 31, 2020, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements and product costs associated with deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the three months ended March 31, 2021, closing rate at 1.3783 US$: GBP, quarterly average rate at 1.379068 US$: GBP, for the three months ended March 31, 2020, closing rate at 1.245481 US$: GBP, quarterly average rate at 1.281097 US$: GBP, for the year ended 2020 closing rate at 1.3665 US$: GBP, average rate at 1.286618 US$: GBP.

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

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At March 31, 2021 and December 31, 2020, we had contract liabilities of $31,547 and $36,704, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge of $0 and $0, during the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively.

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

Depreciation expense for the three months ended March 31, 2021 and 2020 were $67,450 and $65,254, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2021 and March 31, 2020, respectively.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2021 and 2020, there were no expenditures on research and development.

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

The following are dilutive common stock equivalents during the quarter ended:

	March 31, 2021	March 31, 2020

Convertible notes payable (1)	4,368,486	7,936,740
Stock Options	3,000,044	39,044
Stock Warrants	4,000	4,000
Total	7,372,530	7,979,784

(1) 4,368,486 and 7,936,740 shares of our common stock issuable upon conversion of $1,186,176 and $793,674 of Convertible Notes Payable as of March 31, 2021 and 2020, not accounting for 4.99% beneficial ownership limitations.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three-year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for the three months ended March 31, 2021, for liability of 1.3783 or $35,196. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At March 31, 2021, the Company had current and long-term operating lease liabilities of $30,385 and $14,725, respectively, and right of use assets of $48,043.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2021, the Company had an accumulated deficit of $14,681,695, negative working capital of $33,271 and net loss of $803,142 during the three months ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORIES

At March 31, 2021 and December 31, 2020, inventories consisted of the following:

	March 31, 2021	December 31, 2020
Finished goods	$600,912	$361,422
Less reserve for obsolete inventory	-	-
Total	$600,912	$361,422

For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not make any change for reserve for obsolete inventory.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $1,784 at March 31, 2021 and at December 31, 2020. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2021 and December 31, 2020, property and equipment, net of fully depreciated assets, consisted of the following:

	March 31, 2021	December 31, 2020
Office furniture and fixtures	$6,525	$6,470
Computer equipment	33,547	33,361
Rental equipment	48,603	48,187
Appliques	2,160,096	2,160,096
Website development	69,578	69,149
	2,318,349	2,317,263
Less accumulated depreciation	(1,279,176)	(1,211,099)

Total	$1,039,173	$1,106,164

Depreciation expense was $67,450 and $65,254 for the three months ended March 31, 2021 and 2020, respectively.

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

Amortization of customer contracts are included in depreciation and amortization. For the three months ended March 31, 2021 and 2020, the Company amortized $6,250, respectively. Future amortization of intangible assets is as follows:

2021	$18,750
2022	25,000
2023	25,000
2024	25,000
Total	$93,750

For the three months ended March 31, 2021 and 2020, there were no additional expenditures on research and development.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Accounts payable	$927,309	$747,476
Rental deposits	10,854	10,761
Customer deposits payable	52,298	53,570
Accrued wages & payroll liabilities	6,850	1,913
VAT liability & sales tax payable	(31,290)	50,453
Pre-merger accrued other liabilities	65,948	65,948
Accrued interest	112,396	99,982
Accrued other liabilities	22,500	22,500
Total	$1,166,865	$1,052,603

NOTE 8 – LINE OF CREDIT

On October 9, 2019, Orbital Satcom Corp., entered into a short-term loan agreement for $29,000, with Amazon. The one-year term loan is paid monthly, has an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $0 and $467, respectively. The short-term line of credit balance as of March 31, 2021 and December 31, 2020, was $0 and $0.

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

During the periods ended March 31, 2021 and December 31, 2020, the Company repaid $60,643 and $0 of the notes, leaving a balance of $58,255 and $121,848, respectively as short-term notes payable. For the three months ended March 31, 2021, the Company recorded interest in relation to the note of $1,594.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable – long term

March 2021 Financing

On March 5, 2021, the Company entered into a Note Purchase Agreement (the “March 2021 NPA”) by and between the Company and one individual accredited investor (the “Lender”). Pursuant to the terms of the March 2021 NPA, the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The March 2021 Note is a general, unsecured obligation of the Company and bears simple interest at a rate of 7% per annum, and matures on the third anniversary of the date of issuance (the “Maturity Date”), to the extent that the March 2021 Note and the principal amount and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the March 2021 Note is not paid as and when due, such amount will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the March 2021 Note other than as required by the Agreement. The Noteholder have an optional right of conversion such that a Noteholder may elect to convert his March 2021 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note price equal to the lesser of (a) $1.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction. Following an event of default, the conversion price shall be adjusted to be equal to the lower of: (i) the then applicable conversion price or (ii) the price per share of 85% of the lowest traded price for the Company’s common stock during the 15 trading days preceding the relevant conversion. In addition, subject to the ownership limitations, if a qualified transaction is completed, without further action from the Noteholder, on the closing date of the qualified transaction, 50% of the principal amount of this March 2021 Note and all accrued and unpaid interest shall be converted into Company common stock at a conversion price equal to the 30% discount to the offering price in such qualified transaction, which price shall be proportionately adjusted for stock splits, stock dividends or similar events. A “Qualified Transaction” refers the completion of the public offering of the Company’s securities stock with gross proceeds of at least $10,000,000 pursuant to which the Company’s securities become registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, or a merger with a company listed on the Nasdaq or Canadian stock exchanges, as amended. The Noteholder is granted registration rights and pre-emptive rights. In addition, the March 2021 NPA includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency. The Company’s issuance of the March 2021 Note under the terms of the March 2021 NPA was made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The investor in the March 2021 Note is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act. There were no discounts or brokerage fees associated with this offering. The Company used the offering proceeds for working capital and general corporate purposes. As of March 31, 2021, the balance of the March 2021 Note is $350,000 which could convert into approximately 233,333 shares of common stock.

The balances of the Company’s convertible notes payable consist of the following:

	March 31, 2021	December 31, 2020
May 2019 Notes	$409,809	$462,085
August 2020 Notes	380,638	588,182
December 2020 Notes	45,729	244,000
March 2021 Notes	350,000	-
	1,186,176	1,294,267
Debt Discount	(924,199)	(1,084,944)

Total	$261,977	$209,323

For the three months ended March 31, 2021 and 2020, we amortized the discount on the debt, to interest expense of $501,164 and $74,837.

For the three months ended March 31, 2021 and 2020, the Holders converted a total of $458,091 and $11,315 of the convertible debt to 2,092,186 and 113,260 shares of common shares.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 CORONAVIRUS LOANS

On May 8, 2020, Orbsat Corp was approved for the US funded Payroll Protection Program, (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. As of March 31, 2021, the Company has recorded $19,096 as current portion of notes payable and $1,736 as notes payable long term. In May 2021, the Company applied for forgiveness of the full amount due on the PPP loan.

On April 20, 2020, the Board of Directors the Company, approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD$344,575 at an exchange rate of GBP:USD of 1.3783. The Debenture bears interest beginning July 16, 2021, at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,167 (exclusive of interest) will be made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. As of March 31, 2021, the Company has recorded $51,686 as current portion of notes payable and $292,889 as notes payable long term.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share, as of March 31, 2021.

Preferred Stock

As of March 31, 2021, there were 3,333,333 shares of Preferred Stock authorized.

As of March 31, 2021, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L convertible preferred stock authorized, and no shares issued and outstanding.

Common Stock

As of March 31, 2021, there were 50,000,000 shares of common stock authorized and 6,177,203 shares issued and outstanding.

On February 19, 2021, the Board of Directors of the Company unanimously adopted an amendment to the Company’s Articles of Incorporation to effect a reverse stock split at a ratio of (i) no less than 1-for-2 shares of Common Stock, and (ii) no more than 1-for-5 shares of Common Stock, the exact ratio to be determined in the sole discretion of the Board of Directors, at any time before August 31, 2021. The Board of Directors has obtained (by written consent) the approval of the Company’s stockholders who, in the aggregate, own 2,686,337 shares of Common Stock, or 63.5% of the outstanding shares of Common Stock of the Company prior to the Reverse Split Action.

On January 12, 2021, the Company issued an aggregate of 150,000 common stock upon the conversion of $30,000 of its convertible debt, at the conversion rate of $0.20 per share.

On February 23, 2021, the Company issued an aggregate of 401,446 common stock upon the conversion of $80,289 of its convertible debt, at the conversion rate of $0.20 per share.

On February 23, 2021, the Company issued an aggregate of 600,000 common stock upon the conversion of $150,000 of its convertible debt, at the conversion rate of $0.25 per share.

On February 23, 2021, the Company issued an aggregate of 5,000 common stock for services in the amount of $14,200.

On March 1, 2021, the Company issued an aggregate of 747,658 common stock upon the conversion of $149,532 of its convertible debt, at the conversion rate of $0.20 per share.

On March 1, 2021, the Company issued an aggregate of 193,082 common stock upon the conversion of $48,270 of its convertible debt, at the conversion rate of $0.25 per share.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2021 is as follows:

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	3,000,044	$0.47	9.91
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2021	3,000,044	$0.47	9.66
Options exercisable at March 31, 2021	3,000,044	$0.47	9.66

A summary of the status of the Company’s outstanding warrants and changes during the three months ended March 31, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	4,000	$60.00	0.37
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at March 31, 2021	4,000	$60.00	0.37

As of March 31, 2021, and December 31, 2020, there were 4,000 warrants outstanding, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 31, 2021, the accounts payable due to related party includes advances for inventory and services due to David Phipps of $91,334, accrued director fees of $5,000 due to Hector Delgado and accrued salary and expenses due to Thomas Seifert of $10,500. Total related party payments due as of March 31, 2021 and December 31, 2020 are $101,834 and $102,060, respectively. Those related party payable are non-interest bearing and due on demand.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company employs three individuals who are related to Mr. Phipps, of which earned gross wages totaling $19,699 and $24,741 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

The initial term of Mr. Phipps’ employment is one year commencing on March 11, 2021 which term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or the executive by written notice. CEO’s annual base compensation is an aggregate of $180,000 payable by the Company and £50,000 (or approximately $70,000) payable through the Company’s wholly owned subsidiary, Global Telesat Communications Ltd., subject to periodic review and modification by the Board upon occurrence of material events relating to the Company’s financial and business performance, including, without limitation, the Company’s listing of its capital stock on a national securities exchange. Mr. Phipps also receives additional compensation in the form of an automobile allowance of $1,500 per month and private family medical insurance. In addition, Mr. Phipps will be entitled to receive an annual cash bonus in an amount equal to up to 150% of his base salary if the Company meets or exceeds performance criteria to be adopted by the Compensation Committee of the Board, once established, and any other additional bonuses as may be determined by the Board. Mr. Phipps is entitled to receive various other benefits if and to the extent available to the employees of the Company. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The initial term of Mr. Seifert’s employment is one year commencing on March 11, 2021 which term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or the executive by written notice. CFO’s annual base compensation is $150,000 payable by the Company, subject to periodic review and modification by the Board’s Compensation Committee. Mr. Seifert will be entitled to receive an annual cash bonus in an amount equal to up to 150% of his base salary if the Company meets or exceeds performance criteria to be adopted by the Compensation Committee of the Board, once established, and any other additional bonuses as may be determined by the Board. Mr. Seifert also receives additional compensation in the form of an automobile allowance of $750 per month and $1,000 per month to purchase individual medical insurance. Mr. Seifert is entitled to receive various other benefits if and to the extent available to the employees of the Company. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

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

At March 31, 2021, the Company had current and long-term operating lease liabilities of $30,385 and $14,725, respectively, and right of use assets of $48,043.

Net rent expense for the three months ended March 31, 2021 and 2020 were $6,384 and $8,075, respectively.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONCENTRATIONS

Customers:

Amazon accounted for 53.6% and 56.6% of the Company’s revenues during the three months ended March 31, 2021 and 2020, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2021 and 2020.

	March 31, 2021		March 31, 2020

Globalstar Europe	$140,829	10.1%	$136,661	12.0%
Garmin	$236,243	16.9%	$131,266	11.4%
Network Innovations	$129,931	9.3%	$334,292	28.9%
Cygnus Telecom	$132,519	9.5%	$136,761	11.8%
Satcom Global	$239,805	17.2%	$61,674	5.3%

Geographic:

The following table sets forth revenue as to each geographic location, for the three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020

Europe	$1,012,258	69.3%	$999,191	68.1%
North America	308,072	21.1%	355,781	25.0%
South America	7,718	0.5%	11,127	0.8%
Asia & Pacific	105,932	7.3%	93,504	6.6%
Africa	27,448	1.9%	8,500	0.6%
	$1,461,428		$1,468,103

NOTE 16 - SUBSEQUENT EVENTS

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021, and the Company’s subsequent public filings with the SEC.

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

Recent Events

As of March 31, 2021, there were 50,000,000 shares of common stock authorized and 6,177,203 shares issued and outstanding.

On February 19, 2021, the Board of Directors of the Company unanimously adopted an amendment to the Company’s Articles of Incorporation to effect a reverse stock split at a ratio of (i) no less than 1-for-2 shares of Common Stock, and (ii) no more than 1-for-5 shares of Common Stock, the exact ratio to be determined in the sole discretion of the Board of Directors, at any time before August 31, 2021. The Board of Directors has obtained (by written consent) the approval of the Company’s stockholders who, in the aggregate, own 2,686,337 shares of Common Stock, or 63.5% of the outstanding shares of Common Stock of the Company prior to the Reverse Split Action.

On January 12, 2021, the Company issued an aggregate of 150,000 common stock upon the conversion of $30,000 of its convertible debt, at the conversion rate of $0.20 per share.

On February 23, 2021, the Company issued an aggregate of 401,446 common stock upon the conversion of $50,289 of its convertible debt, at the conversion rate of $0.20 per share.

On February 23, 2021, the Company issued an aggregate of 600,000 common stock upon the conversion of $150,000 of its convertible debt, at the conversion rate of $0.25 per share.

On February 23, 2021, the Company issued an aggregate of 5,000 common stock for services in the amount of $14,200.

On March 1, 2021, the Company issued an aggregate of 860,740 common stock upon the conversion of $172,148 of its convertible debt, at the conversion rate of $0.20 per share.

On March 1, 2021, the Company issued an aggregate of 80,000 common stock upon the conversion of $20,000 of its convertible debt, at the conversion rate of $0.25 per share.

We had net cash used by operations of $459,764 during the three months ended March 31, 2021. At March 31, 2021, we had negative working capital of approximately $33,271. Additionally, at March 31, 2021, we had an accumulated deficit of $14,681,695 and stockholder’s equity of $576,368. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Results of Operations for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

Revenue. Net Sales for the three months ended March 31, 2021, consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the three months ended March 31, 2021, revenues generated were $1,461,428 compared to $1,468,103 of revenues for the three months ended March 31, 2020, a decrease in total revenues of $6,675 or 0.5%. Total sales for Global Telesat Communications Ltd. were $1,013,435 for the three months ended March 31, 2021, as compared to $953,820 for the three months ended March 31, 2020, an increase of $59,615 or 6.3%. Total sales for Orbital Satcom Corp. were $447,993 for the three months ended March 31, 2021 as compared to $514,283, for the three months ended March 31, 2020, a decrease of $66,290 or 12.9%. The Company attributes the changes in revenue to new product lines and significant increases in US Amazon sales, offset by the change in exchange rates from GBP:USD.

Cost of Sales. During the three months ended March 31, 2021, cost of sales decreased to $1,023,911 compared to $1,120,102, for the three months ended March 31, 2020, a decrease of $96,191 or 8.6%. Gross profit margins during the three months ended March 31, 2021 were 29.9% as compared to 23.7% for the comparable period in the prior year. As indicated by the results for the quarter, our sales margins have increased by 6.2%. However, we cannot be certain that we can maintain the increased margin levels. The increase is primarily due to a greater percentage of high margin sales in the first quarter ended March 31, 2021 as compared to the same period in 2020, as well to as an increase in margins on certain sales that resulted from customers bearing value added tax (VAT) that was previously borne by the Company.

Operating Expenses. Total operating expenses for the three months ended March 31, 2021 were $736,446, an increase of $197,205 or 36.6%, from total operating expenses for the three months ended March 31, 2020 of $539,241. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $161,690 and $157,206 for the three months ended March 31, 2021 and 2020, respectively, an increase of $4,484 or 2.9%. The increase, for the three months ended March 31, 2021, is attributable to certain SG&A expenses that fluctuate with sales volatility.

Salaries, wages and payroll taxes were $208,174 and $195,642 for the three months ended March 31, 2021 and 2020, respectively, an increase of $12,532, or 6.4%. The increase is a result of an increase in staff and part time employees, for the three months ended March 31, 2021.

Professional fees were $292,882 and $114,889 for the three months ended March 31, 2021 and 2020, respectively, an increase of $177,993, or 154.9%. The increase during the three months ended March 31, 2021 as compared to the same period in 2020, is attributable to professional fees related to the potential listing of the Company’s common stock on the Nasdaq Capital Market.

Depreciation and amortization expenses were $73,700 and $71,504 for the three months ended March 31, 2021 and 2020, respectively, an increase of $2,196 or 3.1%. The increase was primarily attributable to the addition of fixed assets offset by fully amortized assets, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2021 and beyond as we expand our operations and begin generating additional revenues under our current business. Similarly, we are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expenses were $504,213 compared to $93,620 during the three months ended March 31, 2021 and 2020, respectively, an increase of $410,593 or 438.6%. The increase is attributable to an increase in interest expense related to non-cash charges associated with the Company’s convertible notes payable offset by foreign currency exchange variance.

Net Loss. We recorded net loss before income tax of $803,142 for the three months ended March 31, 2021 as compared to a net loss of $284,860, for the three months ended March 31, 2020. The increase in the loss is a result of the factors as described above.

Comprehensive Gain (Loss). We recorded a gain for foreign currency translation adjustments for the three months ended March 31, 2021 of $1,611 and a loss of $9,194 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2021, we had a cash balance of $559,282. Our working capital is a negative $33,271 at March 31, 2021.

Our current assets at March 31, 2021 increased 13.5% from December 31, 2020 and included cash, accounts receivable, prepaid expenses, unbilled revenue, right of use, inventory and other current assets.

Our current liabilities at March 31, 2021 increased 4.9% from December 31, 2020 and included our accounts payable, due to related party, provision for income taxes, contract liabilities, lease liabilities and other liabilities in the ordinary course of our business.

At March 31, 2021, the Company had an accumulated deficit of $14,681,695, negative working capital of approximately $33,271 and net loss of approximately $803,142 during the three months ended March 31, 2021. For the year ended December 31, 2020, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit of $13,878,553, negative working capital of $144,058 and net loss of $2,763,375 during the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the audited financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Net cash flows used by operating activities for the three months ended March 31, 2021 amounted to $459,764 and were primarily attributable to our net loss of $803,142, total amortization expense of $6,250 and depreciation of $67,450, amortization of discount on debt of $501,164, stock based compensation of $14,200 and net change in assets and liabilities of $253,249, primarily attributable to an increase in accounts receivable of $94,176, an increase in inventory of $239,490, an increase in unbilled revenue of $2,067, a decrease in right of use of $7,563, an increase in other current assets of $19,195, increase in accounts payable of $114,261, a decrease in contract liabilities of $5,157, a decrease in lease liabilities of $7,589, and an increase in provision for income taxes of $164.

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

Investing Activities

Net cash flows used in investing activities were $459 and $10,933 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and March 31, 2020, we purchased property and equipment of $459 and $10,933, respectively.

Financing Activities

Net cash flows provided by financing activities were $289,131 for the three months ended March 31, 2021 and were for proceeds from a convertible note payable of $350,000 which was offset by repayments of notes payable for $60,643 and related party note payable for $226.

Net cash flows provided by financing activities for the three months ended March 31, 2020 were $13,130 for the three months ended March 31, 2020 and were for proceeds from a related party payable of $20,536 which was offset by repayments of notes payable for $7,226.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2021, and 2020, there is an allowance for doubtful accounts of $0 and $5,300, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2021 and 2020, there were no additional expenditures on research and development.

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

The relevant translation rates are as follows: for the three months ended March 31, 2021, closing rate at 1.3783 US$: GBP, quarterly average rate at 1.379068 US$: GBP, for the three months ended March 31, 2020, closing rate at 1.245481 US$: GBP, quarterly average rate at 1.281097 US$: GBP, for the year ended 2020 closing rate at 1.3665 US$: GBP, average rate at 1.286618 US$: GBP.

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

Contract liabilities is shown separately in the condensed consolidated balance sheets as current liabilities. At March 31, 2021, we had contract liabilities of approximately $31,547. At December 31, 2020, we had contract liabilities of approximately $36,704.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2021 and December 31, 2020, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2020 to March 31, 2021:

Conversion feature derivative liability
Balance at January 1, 2020	-
Derivative liability	-
Change in fair value included in earnings	-
Balance at March 31, 2020	$-
Derivative Liability	-
Change in fair value included in earnings	-
Balance at March 31, 2021	$-

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

Recent Accounting Pronouncements

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three-year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for the three months ended March 31, 2021, for liability of 1.3783 or $35,196. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At March 31, 2021, the Company had current and long-term operating lease liabilities of $30,385 and $14,725, respectively, and right of use assets of $48,043.

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

Under the supervision and with the participation of our management, we conducted an evaluation, as of March 31, 2021, of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon our evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.

The Company intends to address the foregoing deficiency the Company by upgrading its accounting software to an ERP (“Enterprise Resource Planning”), a cloud-based solution, which would add the necessary controls to manage day to day activities such as accounting, procurement, project management, risk management and compliance as well as to automate the consolidation process of its entities, adding a level of reliability to the Company’s financial reporting. The Company proposes to add personnel to address the lack of ability to have multiple level transaction review.

Management intends to complete these steps in the near future, but in any event before the end of the 2021 fiscal year. However, until additional capital is raised, no assurance can be made that the implementation of such remedial steps will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2021, the Company entered into a Note Purchase Agreement by and between the Company and one individual accredited investor (the “Noteholder”) where the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The Noteholder has an optional right of conversion such that the Noteholder may elect to convert his Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note by a price equal to the lesser of (a) $1.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction, subject to certain adjustments. Following an event of default, the conversion price will be adjusted to be equal to the lower of: (i) the then applicable conversion price or (ii) the price per share of 85% of the lowest traded price for the Company’s common stock during the 15 trading days preceding the relevant conversion. In addition, subject to the ownership limitations, if a qualified transaction is completed, without further action from the Noteholder, on the closing date of the qualified transaction, 50% of the principal amount of this March 2021 Note and all accrued and unpaid interest shall be converted into Company common stock at a conversion price equal to the 30% discount to the offering price in such qualified transaction, which price shall be proportionately adjusted for stock splits, stock dividends or similar events. A “qualified transaction” refers the completion of the public offering of the Company’s securities stock with gross proceeds of at least $10,000,000 pursuant to which the Company’s securities become registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, or a merger with a company listed on the Nasdaq or Canadian stock exchanges, as amended. The Company’s issuance of the March 2021 Note was made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Form 7% Convertible Promissory Note (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021)

10.2	Form Note Purchase Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021)

10.3+	David Phipps Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021)

10.4+	Thomas Seifert Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

+	Management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2021	ORBSAT CORP

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and Chairman
(principal executive officer)

/s/ Thomas Seifert
Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

