Form 10-Q
period 2021-06-30
ORBSAT CORP
filed 2021-08-17
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 001-40447

ORBSAT CORP
(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18851 NE 29th Avenue, Suite 700 Aventura, FL	33180
(Address of principal executive offices	(Zip Code)

(305)-560-5355
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	OSAT	The Nasdaq Stock Market Inc.
Warrants	OSATW	The Nasdaq Stock Market Inc.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 16, 2021
Common Stock, $0.0001 par value	6,406,826

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The unaudited financial statements of Orbsat Corp (“Orbsat,” the “Company,” “we,” or “our”), for the six months ended June 30, 2021 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$14,415,649	$728,762
Accounts receivable, net	339,183	177,031
Inventory	1,151,958	361,422
Unbilled revenue	85,727	75,556
VAT receivable	279,215	-
Prepaid expenses	1,784	1,784
Other current assets	31,576	27,912
Total current assets	$16,305,092	1,372,467

Property and equipment, net	998,964	1,106,164
Right of use	40,130	55,606
Intangible assets, net	87,500	100,000

Total assets	$17,431,686	$2,634,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,714,625	$1,052,603
Contract liabilities	41,173	36,704
Note payable – current portion	-	121,848
Note payable Coronavirus loans– current portion	51,686	41,831
Due to related party	217,041	102,060
Lease liabilities – current	30,484	30,125
Provision for income taxes	19,184	18,957
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	2,186,590	1,516,525

Long term liabilities:
Convertible debt, net of discount, unamortized, $0 and $1,084,944, respectively	-	209,323
Note payable Coronavirus loans– long term	294,014	320,626
Lease liabilities – long term	6,703	22,574
Total Liabilities	2,487,307	2,069,048

Stockholders’ Equity:
Common stock, ($0.0001 par value; 50,000,000 shares authorized, 5,476,918 shares issued and outstanding as of June 30, 2021 and 817,450 shares issued and outstanding at December 31, 2020, respectively)	548	82
Additional paid-in capital	31,139,486	14,486,492
Accumulated (deficit)	(16,140,089)	(13,878,553)
Accumulated other comprehensive income	(55,566)	(42,832)
Total stockholders’ equity	14,944,379	565,189

Total liabilities and stockholders’ equity	$17,431,686	$2,634,237

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net sales	$1,956,260	$1,220,254	$3,417,688	$2,688,357

Cost of sales	1,414,770	962,562	2,438,681	2,082,664

Gross profit	541,490	257,692	979,007	605,693

Operating expenses:
Selling and general administrative	282,006	146,965	443,696	304,171
Salaries, wages and payroll taxes	479,538	150,404	687,712	346,046
Professional fees	256,034	76,776	548,916	191,665
Depreciation and amortization	73,248	72,791	146,948	144,295
Total operating expenses	1,090,826	446,936	1,827,272	986,177

Loss before other expenses and income taxes	(549,336)	(189,244)	(848,265)	(380,484)

Other (income) expense
Other income	-	(31,525)	-	(31,525)
Gain on debt extinguishment	(20,832)	(269,261)	(20,832)	(269,261)
Interest earned	-	(13)	-	(13)
Interest expense	940,907	65,094	1,461,601	156,347
Foreign currency exchange rate variance	(11,017)	19,895	(27,498)	22,262
Total other (income) expense	909,058	(215,810)	1,413,271	(122,190)

Net (loss) income before tax expense	$(1,458,394)	$26,566	$(2,261,536)	$(258,294)

Provision for income taxes	-	-	-	-

Net (loss) income	(1,458,394)	26,566	(2,261,536)	(258,294)

Comprehensive Income:
Net (loss) income	(1,458,394)	26,566	(2,261,536)	(258,294)
Foreign currency translation adjustments	(14,345)	5,602	(12,734)	(8,866)
Comprehensive income (loss)	$(1,472,738)	$32,168	$(2,274,269)	$(267,160)

NET LOSS INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	2,480,235	51,066	1,736,865	33,243
Basic and diluted net (loss) income per share	$(0.58)	$0.63	$(1.30)	$(8.04)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP. AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2021

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2020	817,450	$82	$14,486,492	$(13,878,553)	$(42,832)	$565,189

Issuance common stock from convertible debt	1,345,468	135	1,644,132	-	-	1,644,267
Issuance of common related to offering	2,880,000	288	12,661,696	-	-	12,661,984
Issuance of common for over-allotment	432,000	43	1,983,226	-	-	1,983,269
Issuance of warrants for over-allotment	-	-	4,320	-	-	4,320
Issuance of common stock from exercise of warrant	1,000	-	5,000	-	-	5,000
Issuance of common for services	1,000	-	14,200	-	-	14,200
Beneficial conversion feature of convertible debt	-	-	340,420	-	-	340,420
Comprehensive loss	-	-	-	-	(12,734)	(12,734)
Net loss	-	-	-	(2,261,536)	-	(2,261,536)

Balance, June 30, 2021	5,476,918	$548	$31,139,486	$(16,140,089)	$(55,566)	$14,944,379

For the Six Months Ended June 30, 2020

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2019	24,243	$2	$11,757,037	$(11,115,178)	$(2,152)	$639,709
						-
Issuance common stock from convertible debt	26,823	3	14,752	-	-	14,755
Comprehensive loss	-	-	-	-	(8,866)	(8,866)
Net loss	-	-	-	(258,294)	-	(258,294)
						-
Balance, June 30, 2020	51,066	$5	$11,771,789	$(11,373,472)	$(11,018)	$387,304

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2021

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, March 31, 2021	1,236,887	$124	$15,299,161	$(14,681,695)	$(41,221)	$576,369

Issuance common stock from convertible debt	927,031	93	1,186,083	-	-	1,186,176
Issuance of common related to offering	2,880,000	288	12,661,696	-	-	12,661,984
Issuance of common for over-allotment	432,000	43	1,983,226	-	-	1,983,269
Issuance of warrants for over-allotment	-	-	4,320	-	-	4,320
Issuance of common stock from exercise warrant	1000	-	5,000	-	-	5,000
Comprehensive loss	-	-	-	-	(14,345)	(14,345)
Net loss	-	-	-	(1,458,394)	-	(1,458,394)

Balance, June 30, 2021	5,476,918	$548	$31,139,486	$(16,140,089)	$(55,566)	$14,944,379

For the Three Months Ended June 30, 2020

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, March 31, 2020	46,895	$5	$11,768,360	$(11,400,038)	$(11,346)	$356,981

Issuance common stock from convertible debt	4,171	-	3,429	-	-	3,429
Comprehensive loss	-	-	-	-	328	328
Net income	-		-	26,566	-	26,566

Balance, June 30, 2020	51,066	$5	$11,771,789	$(11,373,472)	$(11,018)	$387,304

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,261,536)	$(258,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	134,448	131,795
Amortization of intangible asset	12,500	12,500
Stock base compensation	14,200	-
Amortization of right to use	15,476	19,163
Amortization of convertible debt, net	1,425,365	128,702
Gain on debt extinguishment	(20,832)	(269,261)
Change in operating assets and liabilities:
Accounts receivable	(158,079)	91,738
Inventory	(790,536)	7,877
Unbilled revenue	(10,171)	11,114
VAT receivable	(279,215)
Prepaid expense	-	14,506
Other current assets	(3,664)	72,392
Accounts payable and accrued liabilities	662,022	109,681
Lease liabilities	(15,512)	(17,200)
Provision for income taxes	227	(1,330)
Contract liabilities	4,469	(5,493)
Net cash (used in) provided by operating activities	(1,270,837)	47,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,248)	(26,159)
Net cash used in investing activities	(27,248)	(26,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	350,000	157,500
Proceeds from related party note payable	114,981	58,917
Proceeds from common stock offering	12,661,984	-
Proceeds from warrant offering	1,987,589	-
Proceeds from exercise of warrant	5,000	-
Repayments of line of credit	-	(12,048)
Repayment of note payable	(121,848)	-
Proceeds of note payable	-	20,832
Net cash provided by financing activities	14,997,706	225,201

Effect of exchange rate on cash	(12,734)	(5,779)

Net increase in cash	13,686,887	241,153
Cash beginning of period	728,762	75,362
Cash end of period	$14,415,649	$316,515

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$3,228	$-
Income tax	$-	$-
Non-cash adjustments during the period for
Beneficial conversion feature on convertible debt	$340,420	$128,702
Conversion of convertible debt into common shares	$1,644,268	$14,755
Obtaining right of use asset for lease liability	$-	$19,163

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the six months ending June 30, 2021, are not necessarily indicative of the results for the remainder of the fiscal year. The consolidated financial statements as of December 31, 2020, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of Orbsat Corp F/K/A/ Orbital Tracking Corp. (the “Company”) for the year ended December 31, 2020, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2021. The consolidated balance sheet as of December 31, 2020 was derived from those financial statements.

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

Description of Business

Orbsat Corp is a provider of satellite-based hardware, airtime and related services both in the United States and internationally. The Company’s principal focus is on growing the Company’s existing satellite-based hardware, airtime and related services business line and developing the Company’s own tracking devices for use by retail customers worldwide.

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

Also, on August 19, 2019, we changed our name to “Orbsat Corp.” from “Orbital Tracking Corp.” pursuant to a merger with a newly formed wholly owned subsidiary.

On March 24, 2021, the Company’s shareholders via majority shareholder consent authorized a stock split not to exceed 1 for 5 reverse stock split. A definitive Information Statement relating to the shareholder consent was filed with the SEC on March 13, 2021. The Company’s Board of Directors subsequently approved a 1-for-5 reverse stock split. The Company has filed a Certificate of Change to its Amended and Restated Articles of Incorporation to effect a reverse stock split of its issued and outstanding common stock, at a ratio of 1-for-5. The effective time of the reverse stock split was 12:01 a.m. ET on May 28, 2021. The Company’s common stock began trading on a split-adjusted basis commencing upon market open on May 28, 2021. The common stock has been assigned a new CUSIP number, 68557F 209. The warrants were assigned the CUSIP number, 68557F 118. No fractional shares of common stock were issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share were received a whole share.

All information presented in this Annual Report on Form 10-K other than in Company’s consolidated financial statements and the notes thereto assumes a 1-for-5 reverse stock split of Company’s outstanding shares of common stock and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth in this Annual Report on Form 10-K have been adjusted to give effect to such assumed reverse stock split.

On May 28, 2021, our common stock and Warrants commenced trading on Nasdaq under the symbols “OSAT” and “OSATW,” respectively

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

Liquidity

As an early-stage growth company, Orbsat’ s ability to access capital is critical. On June 2, 2021, through an upsized underwritten public offering of 2,880,000 units at a price to the public of $5.00 per unit, the Company received gross proceeds of $14,404,666.

In connection with closing of the June Offering, the Underwriter partially exercised its overallotment option and purchased an additional 432,000 warrants at $0.01 per warrant for additional gross proceeds to the Company of $4,320. On June 28, 2021, the Underwriter, upon the exercise in full of the balance of its over-allotment option, purchased 432,000 additional shares of the common stock for additional gross proceeds of $2,155,680 from the sale of the Shares. Orbsat management has plans to raise additional capital in 2021.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company’s existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, $14,165,649, are unsecured. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021, and 2020, there is an allowance for doubtful accounts of $15,782 and $14,155, respectively.

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

Prepaid expenses

Prepaid expenses amounted to $1,784, at June 30, 2021 and December 31, 2020, respectively. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments and license fees which are being amortized over the terms of their respective agreements and product costs associated with deferred revenue. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the six months ended June 30, 2021, closing rate at 1.382800 US$: GBP, quarterly average rate at 1.397146 US$: GBP and yearly average rate at 1.388107 US$: GBP, for the six months ended June 30, 2020, closing rate at 1.2402 US$: GBP, quarterly average rate at 1.241159 US$: GBP, for the year ended 2020 closing rate at 1.260983 US$: GBP, average rate at 1.260983 US$: GBP.

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

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At June 30, 2021 and December 31, 2020, we had contract liabilities of $41,173 and $36,704, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge of $0 and $0, during the six months ended June 30, 2021 and for the year ended December 31, 2020, respectively.

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

Depreciation expense for the six months ended June 30, 2021 and 2020 were $134,448 and $131,795, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2021 and June 30, 2020, respectively.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the six months ended June 30, 2021 and 2020, there were no expenditures on research and development.

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

The following are dilutive common stock equivalents during the quarter ended:

	June 30, 2021	June 30, 2020

Convertible notes payable (1)	-	790,245
Stock Options	550,009	7,809
Stock Warrants	3,455,000	800
Total	4,005,009	798,854

(1)	There were 0 and 790,245 shares of our common stock issuable upon conversion of $790,245 of Convertible Notes Payable at a conversion rate of $1.00 per share, as of June 30, 2020, not accounting for 9.99% beneficial ownership limitation.

Related Party Transactions

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party, (see Note 13).

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three-year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for the six months ended June 30, 2021, for liability of 1.3828 or $35,311. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At June 30, 2021, the Company had current and long-term operating lease liabilities of $30,484 and $6,703, respectively, and right of use assets of $40,130.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

At June 30, 2021 and December 31, 2020, inventories consisted of the following:

	June 30, 2021	December 31, 2020
Finished goods	$1,151,958	$361,422
Less reserve for obsolete inventory	-	-
Total	$1,151,958	$361,422

For the six months ended June 30, 2021 and the year ended December 31, 2020, the Company did not make any change for reserve for obsolete inventory.

NOTE 3 – VAT RECEIVABLE

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result, of the UK’s departure from the EU, (“BREXIT”). For the six months ending June 30, 2021, the Company recorded a receivable in the amount of $279,215 for amounts available to reclaim against the tax liability from UK and EU countries. Subsequently to June 30, 2021, the Company has received a total of £104,875 or $145,346, using an exchange rate close of 1.3859 GBP:USD, in regards to this receivable.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $1,784 at June 30, 2021 and at December 31, 2020. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2021 and December 31, 2020, property and equipment, net of fully depreciated assets, consisted of the following:

	June 30, 2021	December 31, 2020
Office furniture and fixtures	$28,261	$6,470
Computer equipment	24,189	33,361
Rental equipment	48,761	48,187
Appliques	2,160,096	2,160,096
Website development	83,992	69,149
	2,345,299	2,317,263
Less accumulated depreciation	(1,346,335)	(1,211,099)

Total	$998,964	$1,106,164

Depreciation expense was $134,448 and $131,795 for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, depreciation expense was $66,998 and $66,541, respectively.

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

Amortization of customer contracts are included in depreciation and amortization. For the six months ended June 30, 2021 and 2020, the Company amortized $12,500, respectively. Future amortization of intangible assets is as follows:

2021	$12,500
2022	25,000
2023	25,000
2024	25,000
Total	$87,500

For the six months ended June 30, 2021 and 2020, there were no additional expenditures on research and development.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accounts payable	$1,365,790	$747,476
Rental deposits	10,889	10,761
Customer deposits payable	55,150	53,570
Accrued wages & payroll liabilities	13,369	1,913
VAT liability & sales tax payable	59,503	50,453
Pre-merger accrued other liabilities	65,948	65,948
Accrued interest	121,476	99,982
Accrued other liabilities	22,500	22,500
Total	$1,714,625	$1,052,603

NOTE 8 – LINE OF CREDIT

On October 9, 2019, Orbital Satcom Corp, entered into a short-term loan agreement for $29,000, with Amazon. The one-year term loan is paid monthly, has an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $0 and $725, respectively. The short-term line of credit balance as of June 30, 2021 and December 31, 2020, was $0 and $0.

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

During the periods ended June 30, 2021 and December 31, 2020, the Company repaid $121,848 and $0 of the notes, leaving a balance of $0 and $121,848, respectively as short-term notes payable. For the six months ended June 30, 2021, the Company recorded interest in relation to the note of $2,503.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable – long term

March 2021 Financing

On March 5, 2021, the Company entered into a Note Purchase Agreement (the “March 2021 NPA”) by and between the Company and one individual accredited investor (the “Lender”). Pursuant to the terms of the March 2021 NPA, the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The March 2021 Note is a general, unsecured obligation of the Company and bears simple interest at a rate of 7% per annum, and matures on the third anniversary of the date of issuance (the “Maturity Date”), to the extent that the March 2021 Note and the principal amount and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the March 2021 Note is not paid as and when due, such amount will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the March 2021 Note other than as required by the Agreement. The Noteholder have an optional right of conversion such that a Noteholder may elect to convert his March 2021 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note price equal to the lesser of (a) $7.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction. Following an event of default, the conversion price shall be adjusted to be equal to the lower of: (i) the then applicable conversion price or (ii) the price per share of 85% of the lowest traded price for the Company’s common stock during the 15 trading days preceding the relevant conversion. In addition, subject to the ownership limitations, if a qualified transaction is completed, without further action from the Noteholder, on the closing date of the qualified transaction, 50% of the principal amount of this March 2021 Note and all accrued and unpaid interest shall be converted into Company common stock at a conversion price equal to the 30% discount to the offering price in such qualified transaction, which price shall be proportionately adjusted for stock splits, stock dividends or similar events. A “Qualified Transaction” refers the completion of the public offering of the Company’s securities stock with gross proceeds of at least $10,000,000 pursuant to which the Company’s securities become registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, or a merger with a company listed on the Nasdaq or Canadian stock exchanges, as amended. The Noteholder is granted registration rights and pre-emptive rights. In addition, the March 2021 NPA includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency. The Company’s issuance of the March 2021 Note under the terms of the March 2021 NPA was made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The investor in the March 2021 Note is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act. There were no discounts or brokerage fees associated with this offering. The Company used the offering proceeds for working capital and general corporate purposes.

The balances of the Company’s convertible notes payable consist of the following:

	June 30, 2021	December 31, 2020
May 2019 Notes	$-	$462,085
August 2020 Notes	-	588,182
December 2020 Notes	-	244,000
March 2021 Notes	-	-
	-	1,294,267
Debt Discount	-	(1,084,944)
	-
Total	$-	$209,323

For the six months ended June 30, 2021 and 2020, we amortized the discount on the debt, to interest expense of $1,425,365 and $128,702.

For the six months ended June 30, 2021, the Holders converted a total of $1,644,268 of the convertible debt to 1,345,468 shares of common shares.

On June 15, 2020, the change in conversion price from $0.50 to $1.00 per share, resulted in a difference in the carrying value of the balance of the note payable. Under ASC 470-50-40-13, if it is determined that the original and new debt instruments are substantially different, the new debt instrument shall be initially recorded at fair value, and that amount shall be used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. The original debt had a carrying value of $269,262 as of June 15, 2020, the fair value of the amended debt was $0 ($792,932 principle netted with the $792,392 note payable discount), which resulted a gain from the extinguishment of debt $269,262. Further, as of June 30, 2020, the Company recorded a beneficial conversion feature of the amended note of $17,041, resulting in a balance of unamortized discount notes payable of $775,892 as of June 30, 2020.

For the six months ended June 30, 2020, the Holders converted $12,068 of the convertible debt to common stock, resulting in an issuance of 24,135 common shares at the conversion rate of $0.50 per share. Following the change in conversion rate on June 15, 2020, the Holders converted an additional $2,687 of the convertible debt to common stock, resulting in an issuance of 2,687 common shares at the conversion rate of $1.00 per share. The balance of the convertible notes at June 30, 2020 was $790,245.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 CORONA VIRUS LOANS

On April 20, 2020, the Board, approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (the “Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD$345,700 at an exchange rate of GBP:USD of 1.3828. The Debenture bears interest beginning July 16, 2021, at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,167 (exclusive of interest) will be made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. As of June 30, 2021, the Company has recorded $51,686 as current portion of notes payable and $294,014 as notes payable long term.

On May 8, 2020, Orbsat Corp was approved for the US funded Payroll Protection Program, (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. On May 23, 2021, BlueVine, the Company’s SBA approved mortgage lender and originator, notified the Company, that the loan in the amount of $20,832, has been forgiven. As of June 30, 2021, the Company has recorded $20,832 as forgiveness of debt.

NOTE 12 - STOCKHOLDERS’ EQUITY

Capital Structure

On March 28, 2014, in connection with the Reincorporation (see Note 1), all share and per share values for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the Reincorporation.

On March 5, 2016, the Company shareholders voted in favour of an amendment to its Articles of Incorporation to increase the total number of shares of authorized capital stock to 800,000,000 shares consisting of (i) 750,000,000 shares of common stock and (ii) 50,000,000 shares of preferred stock from 220,000,000 shares consisting of (i) 200,000,000 shares of common stock and (ii) 20,000,000 shares of preferred stock.

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

On May 28, 2021, the Company effected a reverse stock split of its common stock at a ratio of 1-for-5 (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split. Stockholders of record who were otherwise entitled to receive a fractional share received a whole share. The conversion or exercise prices of Company’s issued and outstanding convertible securities, stock options and warrants will be adjusted accordingly. All information presented in this Quarterly Report on Form 10Q, other than in Company’s consolidated financial statements and the notes thereto assumes a 1-for-5 reverse stock split of Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth in this Quarterly Report on Form 10Q have been adjusted to give effect to such assumed reverse stock split.

Listing on the Nasdaq Capital Market

On May 28, 2021, our common stock and Warrants commenced trading on Nasdaq under the symbols “OSAT” and “OSATW,” respectively.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, the authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share, 3,333,333 shares of preferred stock, par value $0.0001 per share.

Preferred Stock

As of June 30, 2021, there were 3,333,333 shares of Preferred Stock authorized, none of which are issued and outstanding.

Warrants

As of June 30, 2021, there were 3,311,000 registered warrants authorized to purchase of common stock and 3,311,000 registered warrants issued and outstanding.

On June 2, 2021, the Company issued 2,880,000 warrants to purchase 2,880,000 shares of common stock in an offering, at an exercise price of $5.00 and a term of 5 years.

On June 10, 2021, the Company issued 1,000 shares of common stock in our June Offering, as described below, for the exercise of 1,000 warrants, at an exercise price of $5.00, for cash consideration of $5,000.

On June 28, 2021, the Company issued an additional 432,000 warrants to purchase 432,000 shares of common stock in June Offering, at an exercise price of $5.00 and a term of 5 years.

Underwriter Warrants

In addition to, but separate from, the registered warrants included in the units sold in the June Offering, the Company issued 144,000 warrants to Maxim Group LLC, the underwriter (the “Underwriter Warrants”) in connection with the June Offering.  The Underwriter Warrants expire five years from the effective date of the June Offering and are exercisable at a per share price equal to $5.50 per share, or 110% of the public offering price per unit in the June Offering.

As of June 30, 2021, there were 144,000 Underwriter Warrants issued and outstanding.

Common Stock

As of June 30, 2021, there were 50,000,000 shares of common stock authorized and 5,476,918 shares issued and outstanding.

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

On January 12, 2021, the Company issued an aggregate of 30,000 shares of common stock upon the conversion of $30,000 of its convertible debt, at the conversion rate of $1.00 per share.

On February 23, 2021, the Company issued an aggregate of 80,289 shares of common stock upon the conversion of $80,289 of its convertible debt, at the conversion rate of $1.00 per share.

On February 23, 2021, the Company issued an aggregate of 120,000 shares of common stock upon the conversion of $150,000 of its convertible debt, at the conversion rate of $1.25 per share.

On February 23, 2021, the Company issued an aggregate of 1,000 shares of common stock for services in the amount of $14,200.

On March 1, 2021, the Company issued an aggregate of 149,532 shares of common stock upon the conversion of $149,532 of its convertible debt, at the conversion rate of $1.00 per share.

On March 1, 2021, the Company issued an aggregate of 38,616 shares of common stock upon the conversion of $48,270 of its convertible debt, at the conversion rate of $1.25 per share.

On March 24, 2021, the Company’s shareholders via majority shareholder consent authorized a stock split not to exceed 1 for 5 reverse stock split. A definitive Information Statement relating to the shareholder consent was filed with the SEC on March 13, 2021. The Company’s Board of Directors subsequently approved a 1-for-5 reverse stock split. The Company has filed a Certificate of Change to its Amended and Restated Articles of Incorporation to effect a reverse stock split of its issued and outstanding common stock, at a ratio of 1-for-5. The effective time of the reverse stock split will be 12:01 a.m. ET on May 28, 2021. The Company’s common stock will begin trading on a split-adjusted basis commencing upon market open on May 28, 2021. The common stock will be assigned a new CUSIP number, 68557F 209. The warrants will be assigned the CUSIP number, 68557F 118. No fractional shares of common stock will be issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share will receive a whole share.

On May 20, 2021, Company issued an aggregate of 29,800 shares of common stock upon the conversion of $29,800 of its convertible debt, at a weighted average conversion rate of $1.00.

On May 27, 2021, Company issued an aggregate of 897,231 shares of common stock upon the conversion of $1,156,377 of its convertible debt, at a weighted average conversion rate of $1.28.

On May 28, 2021, Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC(the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering 2,880,000 units consisting of one share of common stock and one warrant, exercisable for one share of common stock at a public offering price of $5.00 per unit, (after giving effect to a 1-for-5 reverse stock split, discussed above) for aggregate gross proceeds of approximately $14,400,000 before deducting underwriting discounts, commissions, and other offering expenses (the “June Offering”). The common stock and warrants were immediately separable and were issued separately. The common stock and warrants began trading on the Nasdaq Capital Market, on May 28, 2021, under the symbols “OSAT” and “OSATW,” respectively.  In addition, the Company In addition, the Company has granted the Underwriter a 45-day option to purchase an additional 432,000 shares of common stock and/or warrants to purchase up to an aggregate of 432,000 shares of common stock, in any combination thereof, at the public offering price per security, less the underwriting discounts and commissions, to cover over-allotments, if any. The June Offering closed on June 2, 2021.In connection with closing of the June Offering, the Underwriter partially exercised its overallotment option and purchased an additional 432,000 warrants at $0.01 per warrant for additional gross proceeds to the Company of $4,320. On June 28, 2021, the Underwriter, upon the exercise in full of the balance of its over-allotment option, purchased 432,000 additional shares of the common stock for additional gross proceeds to the Company of $2,155,680.

We have issued to the Underwriter warrants to purchase up to a total of 144,000 shares of common stock (5% of the shares of common stock included in the Units, excluding the over-allotment, if any) (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at any time, and from time to time, in whole or in part, during the period commencing 180 days from the effective date of the registration statement, and expire five years from the effective date of the offering, which period is in compliance with FINRA Rule 5110(e). The Underwriter Warrants are exercisable at a per share price equal to $5.50 per share, or 110% of the public offering price per unit in the offering. The Underwriter Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA. The underwriter (or permitted assignees under Rule 5110(e)(2)) will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the effective date of the registration statement. In addition, the warrants provide for certain piggyback registration rights. The piggyback registration rights provided will not be greater than five years from the effective date of the registration statement in compliance with FINRA Rule 5110(g)(8). We will bear all fees and expenses attendant to registering the securities issuable on exercise of the Underwriter Warrants. The exercise price and number of shares issuable upon exercise of the Underwriter Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or our recapitalization, reorganization, merger or consolidation. However, the warrant exercise price or underlying shares will not be adjusted for issuances of shares of common stock at a price below the warrant exercise price.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2021 is as follows:

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	600,009	$2.35	9.91
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	(50,000)	-	9.51
Balance outstanding at June 30, 2021	550,009	$2.56	9.39
Options exercisable at June 30, 2021	550,009	$2.56	9.39

A summary of the status of the Company’s outstanding warrants and changes during the six months ended June 30, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	800	$300.00	0.37
Granted	3,456,000	5.00	-
Exercised	(1,000)	5.00	-
Forfeited	-	-	-
Cancelled	(800)	300.00	-
Balance outstanding and exercisable at June 30, 2021	3,455,000	$5.00	4.93

As of June 30, 2021, and December 31, 2020, there were 3,455,000 and 800 warrants outstanding, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of June 30, 2021, the accounts payable due to related party includes advances for inventory, services and other expenses due to David Phipps of $153,579, accrued wages and expenses due to Charles M. Fernandez $46,497, accrued salary, and expenses due to Sarwar Uddin and Theresa Carlise $8,170 and $8,795, respectively. Total related party payments due as of June 30, 2021, and December 31, 2020, are $217,041 and $102,060, respectively. These related party payables were non-interest bearing and have been repaid in full.

The Company’s UK subsidiary, GTCL has an over-advance line of credit with HSBC, for working capital needs. The over-advance limit is £25,000 or $34,570 at an exchange rate of 1.3828, with interest at 3.95% over Bank of England’s base rate or current rate of 4.05% variable. The advance is guaranteed by David Phipps, the Company’s Chief Executive Officer. The Company has an American Express account for Orbital Satcom Corp. and an American Express account for GTCL, both in the name of David Phipps who personally guarantees the balance owed.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company employs three individuals who are related to Mr. Phipps, of which earned gross wages totaling $76,416 and $37,196 for the six months ended June 30, 2021 and 2020, respectively.

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

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the six months ended June 30, 2021 and for the year ended December 31, 2020, reflect this impact; however, we expect that this trend may continue, and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted.

Employment Agreements

Phipps Employment Agreement

On June 5, 2021, the Board of Directors of the Company also caused the Company to enter into new three year employment agreements with David Phipps, as effective June 2, 2021.

The employment agreement with Mr. Phipps replaced his existing employment agreement and has an initial term of three years. Pursuant to the Phipps Agreement, Mr. Phipps will serve as the serve as President and Chief Executive Officer of Global Operations. The term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or Mr. Phipps by written notice. CEO’s annual base compensation is an aggregate of $350,000. The Company may increase (but not decrease his compensation during its term. In addition, Mr. Phipps will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Mr. Phipps is also entitled to participate in any other executive compensation plans adopted by the Board of Directors, and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”). Share Awards shall be subject to the applicable Plan terms and conditions, provided, however, that Share Awards shall be subject to any additional terms and conditions as are provided herein or in any award certificate(s), which shall supersede any conflicting provisions governing Share Awards provided under the Company is required to pay or to reimburse the Employee for all reasonable out-of-pocket expenses actually incurred or paid by the Employee in the course of his employment, consistent with the Company’s policy. Mr. Phipps shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior Employees. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, on the approval and recommendation of the Compensation Committee of the Board of Directors of Orbsat Corp, the Company entered into an amendment to the current employment agreement. The Amendment for Mr. Phipps amends his Employment Agreement in order to, among other things, (i) change Mr. Phipps’ title to “President of Orbsat Corp and Chief Executive Officer of Global Operations” and (ii) to increase Mr. Phipps’s compensation by providing for an auto allowance $1,000 a month.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fernandez May Employment Agreement

On May 23, 2021, the Company entered into a three (3) year Employment Agreement (the “Fernandez Agreement”) with Mr. Fernandez to serve as Chairman of the Board. Such agreement includes provision for automatic one (1) year extensions. Mr. Fernandez’s employment will commence on the later of our receipt of an approval for listing letter from Nasdaq and the effectiveness of the registration statement. Under the Fernandez Agreement, Mr. Fernandez will serve as the Company’s Executive Chairman and a director and will receive an annual base salary equal to the sum of $12,000. Mr. Fernandez will also be entitled to such cash bonus opportunity and equity compensation arrangements as the Compensation Committee may determine following the effectiveness of this registration statement. The Fernandez Agreement also provides for the Company to reimburse Mr. Fernandez for any and all premium payments made by him to obtain and continue in full force and effect throughout the entire period of employment personal catastrophe and disability insurance coverages for Mr. Fernandez. Such insurance shall be obtained through any insurance carrier of Mr. Fernandez’s choosing, and shall have premium limits not to exceed one hundred percent (100%) of Mr. Fernandez’s Base Salary per annum. In addition, Mr. Fernandez will be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior Executives. Under the agreement, the Company is also obligated to reimburse Mr. Fernandez for up to $10,000 per year related to Mr. Fernandez’s business and personal travel and/or that of his immediate family members, as well as up to $10,000 per year for professional fees incurred by Mr. Fernandez, whether in connection with Mr. Fernandez’s association with the Company or otherwise. The Fernandez Agreement is terminable by the Company for Cause (as that term is defined in the Fernandez Employment Agreement), by Mr. Fernandez for Good Reason (as that term is defined in the Fernandez Employment Agreement), or by Mr. Fernandez at his option upon 30 days’ prior written notice to the Company. The Fernandez Agreement provides that Mr. Fernandez may not solicit the Company’s employees or customers for a one-year period after the termination of the agreement nor compete with the Company for a three-month period after the termination of the agreement; provided that such non-competition and non-solicitation agreement shall not apply to any persons or entities with which Mr. Fernandez is currently affiliated or associated. Mr. Fernandez has also been given the right to nominate two individuals to serve on the Board of Directors. The appointment of any such nominee(s) to the Board of Directors will be subject to approval of the Board of Directors (and compliance with applicable law and Nasdaq continuing listing requirements). Upon the pricing of this offering, the Company will grant Mr. Fernandez an award of restricted stock with a grant date fair value equal to $3,000,000 determined at the per unit offering price (the “RSA”), which RSA will vest 1/3 at each of the three anniversaries of the grant date. Notwithstanding the vesting schedule, full vesting will occur upon a Change in Control, as that term is defined in the RSA. The Company at its sole expense is obligated to register the reoffer and resale by Mr. Fernandez of the securities granted to Employee pursuant to the RSA. The Fernandez Employment Agreement and the RSA are filed as Exhibits 10.20 and 10.19, respectively to Form 8-K as filed on May 28, 2021. The foregoing descriptions of the material terms of the Fernandez Employment Agreement and the RSA do not purport to be complete and are qualified in its entirety by reference to such exhibits, which are incorporated by reference.

Fernandez June Employment Agreement

On June 2, 2021, the Company entered into a new employment agreement (the “June Agreement”) with Charles M. Fernandez, with an initial term of 5 years effective on May 28, 2021. The June Agreement replaced his then existing employment agreement dated May 23, 2021 (the “May Agreement”). Under the June Agreement, Mr. Fernandez will serve as the Chairman and Chief Executive Officer of the Company. The June Agreement will be automatically extended for additional one-year terms unless terminated by the Company or Mr. Fernandez by written notice. Mr. Fernandez’s annual base compensation under the June Agreement is $350,000 per year. The Company may increase (but not decrease) his compensation during the June Agreement’s term. In addition, Mr. Fernandez is entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board. Mr. Fernandez is also entitled to participate in any other executive compensation plans adopted by the Board, and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Board may from time to time determine (the Share Awards). Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided therein or in any award certificate(s), which will supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Fernandez for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Fernandez in the course of his employment, consistent with the Company’s policy.

Mr. Fernandez will also be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior employees. The June Agreement may be terminated based on death or disability of Mr. Fernandez, for cause or without good reason, for cause or with good reason, as a result of the change of control of the Company and at the option of Mr. Fernandez with or without cause. The June Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

The Company will also reimburse Mr. Fernandez for any and all premium payments made by him to obtain and continue personal catastrophe and disability insurance coverages for himself, which policy will have policy limits not to exceed one hundred percent (100%) of his base salary per annum at any given time. In addition, the Company will pay for any and all travel-related expenses incurred by Mr. Fernandez and/or his immediate family members, not to exceed $10,000.00 per fiscal year, regardless of whether or not such expenses are incurred by Mr. Fernandez in connection with services or duties to be performed by him as an employee of the Company. The Company will also pay for any and all fees and costs incurred by Mr. Fernandez in connection with professional services provided to him, not to exceed $10,000 per year, including, without limitation, services provided to the Company by attorneys, accountants, financial planners and the like, regardless of whether or not such services are provided to Mr. Fernandez in connection with his employment with the Company.

In addition, the June Agreement (which repeats, but not duplicates, a grant of restricted stock made under the May Agreement), Mr. Fernandez received an award of restricted stock with a grant date fair value equal to $3,000,000 determined at the per unit offering price in the June Offering ($5 per Unit) (the “RSA”), which RSA will vest 1/3 at each of the three anniversaries of the grant date. The Grant Date for the RSA is May 28, 2021, as determined pursuant to the May Agreement. Notwithstanding the vesting schedule, full vesting will occur upon a Change in Control, as that term is defined in the Restricted Stock Agreement pursuant to which the RSA was made. The Company at its sole expense is obligated to register the reoffer and resale by Mr. Fernandez of the securities granted to him pursuant to the Restricted Stock Agreement.

If Mr. Fernandez’ employment is terminated for any reason at any time by the Company prior to the full vesting of the RSA without “Cause” (as that term is defined in the June Agreement), the RSA will vest and Mr. Fernandez will receive all right, title and interest in the balance of the securities granted to him in the RSA.

During the term of the June Agreement and so long as Mr. Fernandez is employed by the Company, he may nominate two directors to the Company’s Board of Directors. The appointment of these directors to the Board is subject to approval by the Board of Directors.

On August 7, 2021, the June Agreement was amended in order to, among other things, increase Mr. Fernandez’s compensation by (i) providing for medical plan coverage for Mr. Fernandez and his family at the expense of the Company, and (ii) providing for an auto allowance $1,000 per month.

Uddin Employment Agreement

On June 22, 2021, the Company appointed Sarwar Uddin as the Chief Financial Officer of the Company. Mr. Uddin replaced Thomas Seifert, whose employment by the Company terminated on the same date. The initial term of Mr. Uddin’s agreement is one year commencing on June 22, 2021. The term of the employment agreement will be automatically extended for additional one-year terms unless terminated by the Company or Mr. Uddin by written notice. Mr. Uddin’s annual base compensation is $240,000. The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Uddin will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Mr. Uddin is also entitled to participate in any other executive compensation plans adopted by the Board of Directors and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”). The Company is required to pay or to reimburse Mr. Uddin for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Uddin in the course of his employment, consistent with the Company’s policy. Mr. Uddin shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior Employees. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, on the approval and recommendation of the Compensation Committee of the Board of Directors of Orbsat Corp, the Company entered into an amendment to the current employment agreement to increase Mr. Uddin’s compensation by providing for an allowance of $600 per month for the payment of medical plan coverage for Mr. Uddin and his family.

Carlise Employment Agreement

On June 22, 2021, the Company appointed Theresa Carlise, Controller, Treasurer and Secretary. The initial term of Ms. Carlise agreement is one year. The term of the employment agreement will be automatically extended for additional one-year terms unless terminated by the Company or Ms. Carlise by written notice. Ms. Carlise’s annual base compensation is $180,000, The agreement provides for medical plan coverage and an auto allowance. The Company may increase (but not decrease) her compensation during its term. In addition, Ms. Carlise will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Ms. Carlise is also entitled to participate in any other executive compensation plans adopted by the Board of Directors and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”). The Company is required to pay or to reimburse Ms. Carlise for all reasonable out-of-pocket expenses actually incurred or paid by Ms. Carlise in the course of her employment, consistent with the Company’s policy. Ms. Carlise shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior Employees. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, on the approval and recommendation of the Compensation Committee of the Board of Directors of Orbsat Corp, the Company entered into an amendment to the current employment agreement. The Amendment for Ms. Carlise amends her Employment Agreement in order to, among other things, change Ms. Carlise’s title to “Chief Accounting Officer, Secretary and Treasurer.

Lease Agreement

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England for £2,128 per month, or $2,717 per month at the yearly average conversion rate of 1.276933, or $2,738 using exchange rate close at December 31, 2020 of 1.286618. The lease has been renewed until July 23, 2022.

On June 21, 2021, the Company entered into a lease agreement for office space in Aventura, FL. The term of the lease commenced on June 23, 2021 and has a minimum six month term. The monthly rent for this office space is $1,210. The lease agreement can be terminated with 60 days’ notice.

Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

At June 30, 2021, the Company had current and long-term operating lease liabilities of $30,304 and $6,703, respectively, and right of use assets of $40,130.

Net rent expense for the six months ended June 30, 2021 and 2020 were $18,933 and $15,891, respectively.

Litigation

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed all compensation payable under his employment agreement executed in June 2021. The Company’s position is that Mr. Seifert is not owed any additional consideration or compensation relating to his prior service with the Company, or arising under any employment agreement. The Company believes it has adequate defenses to any such claims. The Company has determined to initiate litigation against Mr. Seifert asserting a number of claims including, but not limited to, rescission of the employment agreement, fraud in the inducement in connection with the execution of the employment agreement, and breach of the fiduciary duties of good faith and loyalty. The Company does not expect to seek substantial monetary relief in the litigation.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONCENTRATIONS

Customers:

Amazon accounted for approximately 64.6% and 57.5% of the Company’s revenues during the six months ended June 30, 2021 and 2020, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2021 and 2020.

	June 30, 2021		June 30, 2020

Globalstar Europe	$445,615	18.7%	$213,656	10.2%
Garmin	$521,219	21.9%	$277,725	13.2%
Network Innovations	$434,875	18.3%	$518,711	24.6%
Cygnus Telecom	$407,311	17.16%	$275,595	13.1%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended June 30, 2021 and 2020.

	June 30, 2021		June 30, 2020

Globalstar Europe	$152,393	8.1%	$75,477	8.1%
Garmin	$284,975	15.1%	$118,115	12.7%
Network Innovations	$152,471	8.1%	$184,764	19.8%
Cygnus Telecom	$274,792	14.6%	$137,068	14.7%

Geographic:

The following table sets forth revenue as to each geographic location, for the six months ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020

Europe	$2,462,148	70.0%	$1,700,813	63.3%
North America	709,797	20.2%	748,354	27.8%
South America	15,839	0.5%	14,404	0.5%
Asia & Pacific	290,582	8.3%	198,680	7.4%
Africa	40,142	1.1%	26,106	1.0%
	$3,518,508		$2,688,357

The following table sets forth revenue as to each geographic location, for the three months ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020

Europe	$1,430,559	70.5%	$708,873	58.1%
North America	395,832	19.5%	385,408	31.6%
South America	7,825	0.4%	3,599	0.3%
Asia & Pacific	182,985	9.0%	104,877	8.6%
Africa	12,022	0.6%	17,497	1.4%
	$2,029,223		$1,220,254

NOTE 16 – SUBSEQUENT EVENTS

On July 6, 2021, the Company issued 8,500 shares of common stock, for the exercise of 8,500 warrants, at an exercise price of $5.00, for cash consideration of $42,500.

On July 8, 2021, the Company issued 495,000 shares of common stock, for the exercise of 495,000 warrants, at an exercise price of $5.00, for cash consideration of $2,475,000.

On July 12, 2021, the Company issued 2,000 shares of common stock, for the exercise of 2,000 warrants, at an exercise price of $5.00, for cash consideration of $10,000.

On July 13, 2021, the Company issued 9,853 shares of common stock, for the exercise of 9,853 warrants, at an exercise price of $5.00, for cash consideration of $49,265.

Also, on July 13, 2021, Orbsat Corp announced that its Global Telesat Communications (“GTC”) unit has entered into an agreement with Alibaba.com, the B2B (Business-to-Business) e-commerce website owned and operated by Alibaba Group Holding Limited, also known as Alibaba Group (NYSE: BABA; HKEX: 9988), a Chinese multinational technology company specializing in e-commerce, retail, internet, and technology. GTC will be a Gold-level Supplier on Alibaba.com, the world’s largest Business-to-Business (B2B) e-commerce website.

Under the agreement, GTC significantly expands its 24/7/365 e-commerce presence with the launch of its latest global storefront. Orbsat expects to launch its new storefront during the third quarter with an extensive range of satellite IoT and connectivity products. These will include Orbsat’s specialized satellite tracking products, some of which operate using the Company’s many ground station based network processors, and can be used to track and monitor the location of cars, trucks, trailers, boats, containers, animals, and other remote assets. Orbsat’s full catalog of 500+ products and connectivity services will be available on Alibaba.com by the start of the first quarter of 2022. The Company will pay an annual fee of $5,999 under the agreement. The agreement will continue on an year-to-year basis.

On July 14, 2021, the Company issued 133,555 shares of common stock, for the exercise of 133,555 warrants, at an exercise price of $5.00, for cash consideration of $667,775.

On July 15, 2021, the Company issued 195,000 shares of common stock, for the exercise of 195,000 warrants, at an exercise price of $5.00, for cash consideration of $975,000.

On July 19, 2021, the Company issued 1,000 shares of common stock, for the exercise of 1,000 warrants, at an exercise price of $5.00, for cash consideration of $5,000.

On July 22, 2021, the Company issued 5,000 shares of common stock, for the exercise of 5,000 warrants, at an exercise price of $5.00, for cash consideration of $25,000.

On August 2, 2021, the Company issued 80,000 shares of common stock, for the exercise of 80,000 warrants, at an exercise price of $5.00, for cash consideration of $400,000.

On August 7, 2021, on the approval and recommendation of the Compensation Committee of the Board, the Company entered into amendments (each an “Amendment”) to the current employment agreements (each, an “Employment Agreement”) of Charles M. Fernandez, the Company’s Executive Chairman and Chief Executive Officer; David Phipps, a Director and the Company’s President and the Chief Executive Officer of Global Operations; Sarwar Uddin, the Company’s Chief Financial Officer; and Theresa Carlise, the Company’s Chief Accounting Officer, Treasurer and Secretary.

The Amendment for Mr. Fernandez amends his Employment Agreement in order to, among other things, increase Mr. Fernandez’s compensation by (i) providing for medical plan coverage for Mr. Fernandez and his family at the expense of the Company, and (ii) providing for an auto allowance $1,000 per month. The Amendment for Mr. Phipps amends his Employment Agreement in order to, among other things, (i) change Mr. Phipps’ title to “President of Orbsat Corp and Chief Executive Officer of Global Operations” and (ii) increasing Mr. Phipps’ compensation by providing for an auto allowance $1,000 a month. The Amendment for Mr. Uddin amends his Employment Agreement in order to, among other things, increase Mr. Uddin’s compensation by providing for an allowance of $600 per month for the payment of medical plan coverage for Mr. Uddin and his family. The Amendment for Ms. Carlise amends her Employment Agreement in order to, among other things, change Ms. Carlise’s title to “Chief Accounting Officer, Secretary and Treasurer.”

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

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the six months ended June 30, 2021 and the year ended December 31, 2020 reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted. We have implemented several measures to minimize the impact on our operations and sustain our liquidity position, including receiving support through the US payroll protection program loan (“PPP”), a low interest, fixed rate loan provided under the UK’s Coronavirus Business Interruption Loan (“CBILS”) and the deferral of certain UK taxes.

Recent Events

As of June 30, 2021, there were 50,000,000 shares of common stock authorized and 5,476,918 shares issued and outstanding.

On February 19, 2021, the Board of Directors of the Company unanimously adopted an amendment to the Company’s Articles of Incorporation to effect, a reverse stock split at a ratio of (i) no less than 1-for-2 shares of Common Stock, and (ii) no more than 1-for-5 shares of Common Stock, the exact ratio to be determined in the sole discretion of the Board of Directors, at any time before August 31, 2021. The Board of Directors has obtained (by written consent) the approval of the Company’s stockholders who, in the aggregate, own 2,686,337 shares of Common Stock, or 63.5% of the outstanding shares of Common Stock of the Company prior to the Reverse Split Action.

On January 12, 2021, the Company issued an aggregate of 30,000 common stock upon the conversion of $30,000 of its convertible debt, at the conversion rate of $1.00 per share.

On February 23, 2021, the Company issued an aggregate of 80,289 common stock upon the conversion of $80,289 of its convertible debt, at the conversion rate of $1.00 per share.

On February 23, 2021, the Company issued an aggregate of 120,000 common stock upon the conversion of $150,000 of its convertible debt, at the conversion rate of $1.25 per share.

On February 23, 2021, the Company issued an aggregate of 1,000 common stock for services in the amount of $14,200.

On March 1, 2021, the Company issued an aggregate of 149,532 common stock upon the conversion of $149,532 of its convertible debt, at the conversion rate of $1.00 per share.

On March 1, 2021, the Company issued an aggregate of 38,616 common stock upon the conversion of $48,270 of its convertible debt, at the conversion rate of $1.25 per share.

On March 24, 2021, the Company’s shareholders via majority shareholder consent authorized a stock split not to exceed 1 for 5 reverse stock split. A definitive Information Statement relating to the shareholder consent was filed with the SEC on March 13, 2021. The Company’s Board of Directors subsequently approved a 1-for-5 reverse stock split. The Company has filed a Certificate of Change to its Amended and Restated Articles of Incorporation to effect a reverse stock split of its issued and outstanding common stock, at a ratio of 1-for-5. The effective time of the reverse stock split was 12:01 a.m. ET on May 28, 2021. The Company’s common stock began trading on a split-adjusted basis commencing upon market open on May 28, 2021. The common stock has been assigned a new CUSIP number, 68557F 209. The warrants were assigned the CUSIP number, 68557F 118. No fractional shares of common stock will be issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a whole share.

On May 20, 2021, the Company issued an aggregate of 29,800 common stock upon the conversion of $29,800 of its convertible debt, at the conversion rate of $1.00 per share.

On May 27, 2021, the Company issued an aggregate of 897,231 common stock upon the conversion of $1,156,377 of its convertible debt, at a weighted average conversion rate of $1.28

Listing on the Nasdaq Capital Market

On Nasdaq on May 28, 2021, our common stock and Warrants commenced trading on Nasdaq under the symbols “OSAT” and “OSATW,” respectively.

June Public Offering

On May 28, 2021, Company, entered into an Underwriting Agreement with Maxim Group LLC (the “Underwriter”) pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering (the June Offering) 2,880,000 units consisting of one share of common stock and one warrant exercisable for one share of common stock at a public offering price of $5.00 per unit (after giving effect to a 1-for-5 reverse stock split, discussed above) for aggregate gross proceeds of approximately $14,400,000 before deducting underwriting discounts, commissions, and other offering expenses. The common stock and warrants were immediately separable and were issued separately. The common stock and warrants began trading on the Nasdaq Capital Market, on May 28, 2021, under the symbols “OSAT” and “OSATW,” respectively. In addition, the Company granted the Underwriter a 45-day option to purchase an additional 432,000 shares of common stock and/or warrants to purchase up to an aggregate of 432,000 shares of common stock, in any combination thereof, at the public offering price per security, less the underwriting discounts and commissions, to cover over-allotments, if any. The June Offering closed on June 2, 2021.

In connection with closing of the June Offering, the Underwriter partially exercised its overallotment option and purchased an additional 432,000 warrants at $0.01 per warrant for additional gross proceeds to the Company of $4,320. On June 28, 2021, the Underwriter, upon the exercise in full of the balance of its over-allotment option, purchased 432,000 additional shares of the common stock for additional gross proceeds to the Company of $2,155,680.

We have issued to the Underwriter warrants to purchase up to a total of 144,000 shares of common stock (5% of the shares of common stock included in the Units, excluding the over-allotment, if any) (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at any time, and from time to time, in whole or in part, during the period commencing 180 days from the effective date of the registration statement, and expire five years from the effective date of the offering, which period is in compliance with FINRA Rule 5110(e). The Underwriter Warrants are exercisable at a per share price equal to $5.50 per share, or 110% of the public offering price per unit in the offering. The Underwriter Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA. The underwriter (or permitted assignees under Rule 5110(e)(2)) will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the effective date of the registration statement. In addition, the warrants provide for certain piggyback registration rights. The piggyback registration rights provided will not be greater than five years from the effective date of the registration statement in compliance with FINRA Rule 5110(g)(8). We will bear all fees and expenses attendant to registering the securities issuable on exercise of the Underwriter Warrants. The exercise price and number of shares issuable upon exercise of the Underwriter Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or our recapitalization, reorganization, merger or consolidation. However, the warrant exercise price or underlying shares will not be adjusted for issuances of shares of common stock at a price below the warrant exercise price.

On June 10, 2021, the Company issued 1,000 shares of common stock, for the exercise of 1,000 warrants, at an exercise price of $5.00, for cash consideration of $5,000.

Enterprise Resource Planning System (ERP)

On August 10, 2021, the Company signed an agreement with NetSuite to purchase and implement an enterprise resource planning ERP system to replace our legacy business applications. The new ERP platform will provide better support for our changing business needs and plans for future growth. The project includes software, external implementation assistance, testing, training, and support. The entire cost of the ERP software and implementation will be deferred until 2022. We anticipate that approximately 40% of the cost will be expensed in the period incurred and 60% will be capitalized and depreciated over its useful life.

Results of Operations for the Three and Six Months Ended June 30, 2021, compared to the Three and Six Months Ended June 30, 2020

Revenue. Net Sales for the six months ended June 30, 2021, consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the six months ended June 30, 2021, revenues generated were $3,417,688 compared to $2,688,357 of revenues for the six months ended June 30, 2020, an increase in total revenues of $729,331 or 27.14%. Total net sales for Global Telesat Communications Ltd. were $2,398,012 for the six months ended June 30, 2021, as compared to $1,666,937 for the six months ended June 30, 2020, an increase of $731,075 or 43.9%. Total net sales for Orbital Satcom Corp. were $1,018,776 for the six months ended June 30, 2021, as compared to $1,021,420, for the six months ended June 30, 2020, a decrease of $2,642 or 0.2%. The Company attributes the changes in revenue to new product lines and significant increases in US Amazon sales, offset by the change in exchange rates from GBP:USD.

Net sales for the three months ended June 30, 2021, consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the three months ended June 30, 2021, revenues generated were $1,956,260 compared to $1,220,254 of revenues for the three months ended June 30, 2020, a increase in total revenues of $736,005 or 60.3%. Total net sales for Global Telesat Communications Ltd. were $1,392,322 for the three months ended June 30, 2021, as compared to $716,820 for the three months ended June 30, 2020, an increase of $675,502 or 94.3%. Total net sales for Orbital Satcom Corp. were $563,938 for the three months ended June 30, 2021 as compared to $503,434, for the three months ended June 30, 2020, an increase of $60,504 or 12.0%.

Cost of Sales. During the six months ended June 30, 2021, cost of sales increased to $2,438,681 compared to $2,082,664, for the six months ended June 30, 2020, an increase of $356,017 or 17.09%. Gross profit margins during the six months ended June 30, 2021 were 28.65% as compared to 22.53% for the comparable period in the prior year. During the three months ended June 30, 2021, cost of sales increased to $1,414,770 compared to $962,562, for the three months ended June 30, 2020, an increase of $452,208 or 46.98%. Gross profit margins during the three months ended June 30, 2021, were 27.69% as compared to 21.12% for the comparable period in the prior year. As indicated by the results for the three and six months, our sales margins have increased by 6.57% and 6.12%, respectively. However, we cannot be certain that we can maintain the increased margin levels. The increase is primarily due to a greater percentage of high margin sales in the second quarter ended June 30, 2021, as compared to the same period in 2020, as well to as an increase in margins on certain sales that resulted from customers bearing value added tax (VAT) that was previously borne by the Company.

Operating Expenses. Total operating expenses for the six months ended June 30, 2021 were $1,827,272, an increase of $841,096 or 85.29%, from total operating expenses for the six months ended June 30, 2020 of $986,177. Total operating expenses for the three months ended June 30, 2021 were $1,090,826, an increase of $643,890 or 144.07%, from total operating expenses for the three months ended June 30, 2020 of $446,936. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $443,696 and $304,171 for the six months ended June 30, 2021 and 2020, respectively, an increase of $139,525 or 45.87%. Selling, general and administrative expenses were $282,006 and $146,965 for the three months ended June 30, 2021 and 2020, respectively, an increase of $135,041 or 91.89%. The increase, for the three and six months ended June 30, 2021, is attributable to certain SG&A expenses such bank charges, credit card fees, Amazon fees, and shipping charges that fluctuate with sales volatility.

Salaries, wages and payroll taxes were $687,712 and $346,046 for the six months ended June 30, 2021 and 2020, respectively, an increase of $341,666, or 98.73%. Salaries, wages and payroll taxes were $479,538 and $150,404 for the three months ended June 30, 2021, and 2020, respectively, an increase of $329,134, or 218.83%. The increase is a result of executive management adjusted salaries, increased regular staff, and the payment of executive bonuses related to successful up-listing to Nasdaq approved by the board, for the three and six months ended June 30, 2021.

Professional fees were $548,916 and $191,665 for the six months ended June 30, 2021 and 2020, respectively, an increase of $357,251, or 186.39%. Professional fees were $256,034 and $76,776 for the three months ended June 30, 2021 and 2020, respectively, an increase of $179,258, or 233.48%. The increase during the three and six months ended June 30, 2021 as compared to the same period in 2020, is attributable to an increase in board members, increased investor relations and other professional fees to assist in capital raising efforts as well as up-listing to Nasdaq.

Depreciation and amortization expenses were $146,948 and $144,295 for the six months ended June 30, 2021 and 2020, respectively, an increase of $2,653 or 1.84%. Depreciation and amortization expenses were $73,248 and $72,791 for the three months ended June 30, 2021 and 2020, respectively, an increase of $457 or 0.63%. The increase was primarily attributable to the addition of fixed assets offset by fully amortized assets, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2021 and beyond as we expand our operations and begin generating additional revenues under our current business. Similarly, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expense (income) were $1,413,271 compared to $(122,190) during the six months ended June 30, 2021 and 2020, respectively, an increase of $1,535,461 or 1,256.62%. Our total other expense was $909,058 compared to income of $(215,810) during the three months ended June 30, 2021 and 2020, respectively. The increase in the three and six months ended June 30, 2021, as compared to the prior year, is attributable to increased in interest expense $940,907 and $1,461,601, respectively, relating the beneficial conversion feature for the convertible debt.

Net Loss. We recorded net loss before income tax of $1,458,394 and $2,261,536 for the three and six months ended June 30, 2021 as compared to a net income of $26,566 and a net loss of $258,294, for the three and six months ended June 30, 2020. The increase in the loss is a result of the factors as described above.

Comprehensive Gain (Loss). We recorded a loss for foreign currency translation adjustments for the three and six months ended June 30, 2021 of $14,345 and $12,734. For the three and six months ended June 30, 2020 we recorded a gain of $5,602 and a loss of $8,866.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2021, we had a cash balance of $14,415,649. Our working capital is a positive $14,118,502 at June 30, 2021.

Our current assets at June 30, 2021 increased $14,932,625 or 1,088% from December 31, 2020 and included cash, accounts receivable, VAT receivable, prepaid expenses, unbilled revenue, inventory and other current assets.

Our current liabilities at June 30, 2021 increased $670,065 or 44.18% from December 31, 2020 and included our accounts payable, due to related party, provision for income taxes, contract liabilities, lease liabilities and other liabilities in the ordinary course of our business.

At June 30, 2021, the Company had an accumulated deficit of $16,140,089, positive working capital of approximately $14,118,502 and net loss of approximately $2,261,536 during the six months ended June 30, 2021. For the year ended December 31, 2020, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit of $13,878,553, negative working capital of $567,022 and net loss of $2,763,375, during the year ended December 31, 2020. As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company’s existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Operating Activities

Net cash flows used by operating activities for the six months ended June 30, 2021 amounted to $1,270,837 and were primarily attributable to our net loss of $2,261,536, total amortization expense of $12,500 and depreciation of $134,448, amortization of discount on debt of $1,425,365, amortization of right to use of $15,476 gain on extinguishment of debt of $20,832, stock based compensation of $14,200 and net change in assets and liabilities of $590,459, primarily attributable to an increase in accounts receivable of $158,079, an increase in inventory of $790,536, an increase in unbilled revenue of $10,171, an increase in VAT receivable of $279,215, an increase in other current assets of $3,664, increase in accounts payable of $662,022, an increase in contract liabilities of $4,469, a decrease in lease liabilities of $15,512, and an increase in provision for income taxes of $227.

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

Investing Activities

Net cash flows used in investing activities were $27,248 and $26,159 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and June 30, 2020, we purchased property and equipment of $27,248 and $26,159, respectively.

Financing Activities

Net cash flows provided by financing activities were $14,997,706 for the six months ended June 30, 2021 and were for, proceeds from; a convertible note payable of $350,000, related party payable of $114,981, the June Offering, of $14,649,573, proceeds of warrant exercise of $5,000 which was offset by repayments of notes payable for $121,848.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021, and 2020, there is an allowance for doubtful accounts of $15,782 and $14,155, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the six months ended June 30, 2021 and 2020, there were no additional expenditures on research and development.

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

The relevant translation rates are as follows: for the six months ended June 30, 2021, closing rate at 1.382800 US$: GBP, quarterly average rate at 1.397146 US$: GBP and yearly average rate at 1.388107 US$: GBP, for the six months ended June 30, 2020, closing rate at 1.245481 US$: GBP, quarterly average rate at 1.281097 US$: GBP, for the year ended 2020 closing rate at 1.3665 US$: GBP, average rate at 1.286618 US$: GBP.

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

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, : Narrow-Scope Improvements and Practical Expedient, which is to (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There was no impact as a result of adopting this ASU on the financial statements and related disclosures.

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

A variety of technical services can be contracted by our customers for a designated period of time. The service contracts allow customers to call the Company for technical support, replace defective parts and to have onsite service provided by the Company’s third-party contract service provider. The Company records revenues for contract services at the amount of the service contract, but such amount is deferred at the beginning of the service term and amortized prorated over the life of the contract.

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

Contract liabilities is shown separately in the condensed consolidated balance sheets as current liabilities. At June 30, 2021, we had contract liabilities of approximately $41,173. At December 31, 2020, we had contract liabilities of approximately $36,704.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2021 and December 31, 2020, respectively.

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

Recent Accounting Pronouncements

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three-year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for the six months ended June 30, 2021, for liability of 1.3828 or $35,311. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At June 30, 2021, the Company had current and long-term operating lease liabilities of $30,484 and $6,703, respectively, and right of use assets of $40,130.

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

Under the supervision and with the participation of our management, we conducted an evaluation, as of June 30, 2021, of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon our evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.

The Company intends to address the foregoing deficiency by upgrading its accounting software to an ERP (“Enterprise Resource Planning”), a cloud-based solution, which would add the necessary controls to manage day to day activities such as accounting, procurement, project management, risk management and compliance as well as to automate the consolidation process of its entities, adding a level of reliability to the Company’s financial reporting. The Company proposes to add personnel to address the lack of ability to have multiple level transaction review. Management is addressing these steps immediately and has executed an agreement on August 11, 2021, to start implementation of replacing its current software to an ERP cloud-based solution. Management anticipates being fully operational by the second quarter of 2022.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed all compensation payable under his employment agreement executed in June 2021. The Company’s position is that Mr. Seifert is not owed any additional consideration or compensation relating to his prior service with the Company, or arising under any employment agreement. The Company believes it has adequate defenses to any such claims. The Company has determined to initiate litigation against Mr. Seifert asserting a number of claims including, but not limited to, rescission of the employment agreement, fraud in the inducement in connection with the execution of the employment agreement, and breach of the fiduciary duties of good faith and loyalty. The Company does not expect to seek substantial monetary relief in the litigation.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the SEC on March 22, 2021, and in the registration statement and related amendments and supplements (including prospectus supplements) relating to the June Offering.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2021, the Company entered into a Note Purchase Agreement by and between the Company and one individual accredited investor (the “Noteholder”) where the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The Noteholder has an optional right of conversion such that the Noteholder may elect to convert his Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note by a price equal to the lesser of (a) $1.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction, subject to certain adjustments. Following an event of default, the conversion price will be adjusted to be equal to the lower of: (i) the then applicable conversion price or (ii) the price per share of 85% of the lowest traded price for the Company’s common stock during the 15 trading days preceding the relevant conversion. In addition, subject to the ownership limitations, if a qualified transaction is completed, without further action from the Noteholder, on the closing date of the qualified transaction, 50% of the principal amount of this March 2021 Note and all accrued and unpaid interest shall be converted into Company common stock at a conversion price equal to the 30% discount to the offering price in such qualified transaction, which price shall be proportionately adjusted for stock splits, stock dividends or similar events. A “qualified transaction” refers the completion of the public offering of the Company’s securities stock with gross proceeds of at least $10,000,000 pursuant to which the Company’s securities become registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, or a merger with a company listed on the Nasdaq or Canadian stock exchanges, as amended. The Company’s issuance of the March 2021 Note was made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. On May 27, 2021, 100,00 common shares were issued for the convertible debt for a value of $350,000, at conversion rate of $3.50.

On May 20, 2021, the Company issued an aggregate of 29,800 common stock upon the conversion of $29,800 of its convertible debt, at the conversion rate of $1.00 per share.

Additionally on May 27, 2021, 897,231 common shares were issued for convertible debt, for a value of $1,156,377, at a weighted average conversion rate of $1.28

On June 10, 2021, the Company issued 1,000 shares of common stock, for the exercise of 1,000 warrants, at an exercise price of $5.00, for cash consideration of $5,000.

These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

1.1	Underwriting Agreement, dated May 28, 2021, by and between Orbsat Corp and Maxim Group LLC (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 28, 2021).

3.1	Certificate of Change to the Amended and Restated Articles of Incorporation (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 28, 2021).

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on April 7, 2021).

4.2	Form of Warrant Agent Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on April 7, 2021).

4.3	Form of Underwriter’s Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on April 7, 2021).

10.1+	Form Fernandez Restricted Stock Agreement (incorporated from Exhibit 10.19 to Amendment No.4 to the registration statement filed on Form S-1 on May 25, 2021 File No. 333-253027)

10.2+	Fernandez Employment Agreement, dated May 23, 2021 (incorporated from Exhibit 10.20 to Amendment No.4 to the registration statement filed on Form S-1 on May 25, 2021 File No. 333-253027)

10.3+	Fernandez Employment Agreement, dated June 2, 2021

10.4	Form of Director Offer Letter (Incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on April 7, 2021).

10.5	Form of Maxim Lockup Agreement (Included in Underwriting Agreement, Exhibit 1.1).

10.6+	Hector Delgado Independent Director Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.7+	Louis Cusimano Independent Director Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.8+	John E. Miller Independent Director Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.9+	Kendall W. Carpenter Independent Director Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.10+	David Phipps Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.11+	Thomas Seifert Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.12+	Sarwar Uddin Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 23, 2021).

10.13+	Theresa Carlise Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 23, 2021).

10.14	Alibaba.com Supplemental Services Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.15	Alibaba.com Transaction Services Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.16	Alibaba.com Terms of Use (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.17+

Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Charles M. Fernandez (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.18+

Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and David Phipps (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.19+

Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Sarwar Uddin (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.20+

Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Theresa Carlise (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 12, 2021).

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

Dated: August 16, 2021	ORBSAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chief Executive Officer and Chairman
(principal executive officer)

/s/ Sarwar Uddin
Chief Financial Officer
(principal financial officer)

