Form 10-Q
period 2021-09-30
ORBSAT CORP
filed 2021-11-15
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 001-40447

ORBSAT CORP
(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18851 NE 29th Avenue, Suite 700 Aventura, FL	33180
(Address of principal executive offices	(Zip Code)

(305)-560-5355
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	OSAT	The Nasdaq Stock Market LLC
Warrants	OSATW	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 15, 2021
Common Stock, $0.0001 par value	6,479,263

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The unaudited financial statements of Orbsat Corp (“Orbsat,” the “Company,” “we,” or “our”), for the nine months ended September 30, 2021 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$17,138,644	$728,762
Accounts receivable, net	309,839	177,031
Inventory	982,909	361,422
Unbilled revenue	97,909	75,556
VAT receivable	446,657	-
Prepaid expenses	8,653	1,784
Other current assets	28,640	27,912
Total current assets	$19,013,251	1,372,467

Property and equipment, net	995,157	1,106,164
Right of use	30,658	55,606
Intangible assets, net	81,250	100,000
Prepaid expenses – long term portion	38,706	-

Total assets	$20,159,022	$2,634,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$884,046	$1,052,603
Contract liabilities	40,956	36,704
Note payable – current portion	-	121,848
Note payable Coronavirus loans– current portion	55,943	41,831
Due to related party	67,273	102,060
Lease liabilities – current	27,801	30,125
Provision for income taxes	56,560	18,957
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,244,976	1,516,525

Long term liabilities:
Convertible debt, net of discount, unamortized, $0 and $1,084,944, respectively	-	209,323
Note payable Coronavirus loans– long term	268,528	320,626
Lease liabilities – long term	-	22,574
Total Liabilities	1,513,504	2,069,048

Stockholders’ Equity:
Common stock, ($0.0001 par value; 50,000,000 shares authorized, 6,469,263 shares issued and outstanding as of September 30, 2021 and 817,450 shares issued and outstanding at December 31, 2020, respectively)	647	82
Additional paid-in capital	37,090,491	14,486,492
Accumulated (deficit)	(18,445,638)	(13,878,553)
Accumulated other comprehensive income (loss)	18	(42,832)
Total stockholders’ equity	18,645,518	565,189

Total liabilities and stockholders’ equity	$20,159,022	$2,634,237

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net sales	$2,250,278	$1,475,393	$5,667,966	$4,163,750

Cost of sales	1,757,142	1,076,929	4,195,823	3,159,593

Gross profit	493,136	398,464	1,472,143	1,004,157

Operating expenses:
Selling and general administrative	519,196	182,813	962,892	486,984
Salaries, wages and payroll taxes	490,555	196,629	1,178,267	542,675
Stock based compensation	1,321,564	130,400	1,321,564	130,400
Professional fees	320,211	289,296	869,127	480,961
Depreciation and amortization	78,456	73,697	225,404	217,992
Total operating expenses	2,729,982	872,835	4,557,254	1,859,012

Loss before other expenses and income taxes	(2,236,846)	(474,371)	(3,085,111)	(854,855)

Other (income) expense
Other income	-	(268)	-	(31,793)
Gain on debt extinguishment	-	-	(20,832)	(269,261)
Interest earned	(3,146)	(67)	(3,146)	(80)
Interest expense	2,385	641,460	1,463,986	797,807
Foreign currency exchange rate variance	69,464	(15,045)	41,966	7,217
Total other (income) expense	68,703	626,080	1,481,974	503,890

Net (loss) income before tax expense	$(2,305,549)	$(1,100,451)	$(4,567,085)	$(1,358,745)

Provision for income taxes	-	-	-	-

Net (loss) income	(2,305,549)	(1,100,451)	(4,567,085)	(1,358,745)

Comprehensive income (loss):
Net (loss) income	(2,305,549)	(1,100,451)	(4,567,085)	(1,358,745)
Foreign currency translation adjustments	55,584	5,602	42,850	(19,840)
Comprehensive income (loss)	$(2,249,965)	$(1,094,849)	$(4,524,235)	$(1,378,585)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	6,290,306	154,634	3,271,405	99,027
Basic and diluted net (loss) income per share	$(0.37)	$(7.12)	$(1.40)	$(13.72)

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP. AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine months Ended September 30, 2021

	Common Stock $0.0001 Par Value		Additional Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2020	817,450	$82	$14,486,492	$(13,878,553)	$(42,832)	$565,189

Issuance common stock from convertible debt	1,345,468	135	1,644,132	-	-	1,644,267
Issuance of common related to offering	2,880,000	288	12,661,696	-	-	12,661,984
Issuance of common for over-allotment	432,000	43	1,983,226	-	-	1,983,269
Issuance of warrants for over-allotment	-	-	4,320	-	-	4,320
Issuance of common stock from exercise of warrant	925,908	92	4,629,448	-	-	4,629,540
Issuance of common stock for exercise of options	17,437	2	4,998	-	-	5,000
Stock based compensation in connection with options granted	-	-	1,053,064	-	-	1,053,064
Stock based compensation in connection with restricted stock awards	50,000	5	268,495	-	-	268,500
Issuance of common stock for services	1,000	-	14,200	-	-	14,200
Beneficial conversion feature of convertible debt	-	-	340,420	-	-	340,420
Comprehensive loss	-	-	-	-	42,850	42,850

Net loss	-	-	-	(4,567,085)	-	(4,567,085)

Balance, September 30, 2021	6,469,263	$647	$37,090,491	$(18,445,638)	$18	$18,645,518

For the Nine months Ended September 30, 2020

	Common Stock $0.0001 Par Value		Additional Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2019	24,243	$2	$11,757,037	$(11,115,178)	$(2,152)	$639,709
						-
Issuance common stock from convertible debt	597,657	60	585,529	-	-	585,589
Issuance of common stock for options exercised	85,960	9	32,991	-	-	33,000
Stock issued for services	5,000	-	62,750	-	-	62,750
Stock based compensation in connection with options granted	-	-	130,400	-	-	130,400
Beneficial conversion feature of convertible debt	-	-	898,918	-	-	898,918
Comprehensive loss	-	-	-	-	(19,840)	(19,840)
Net loss	-	-	-	(1,358,745)	-	(1,358,745)
						-
Balance, September 30, 2020	712,860	$71	$13,467,625	$(12,473,923)	$(21,992)	$971,781

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2021

	Common Stock $0.0001 Par Value		Additional Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, June 30, 2021	5,476,918	$548	$31,139,486	$(16,140,089)	$(55,566)	$14,944,379

Issuance of common stock related to exercise of options	17,437	2	4,998	-	-	5,000
Stock based compensation for restricted stock awards	50,000	5	268,495	-	-	268,500
Stock based compensation for options granted	-	-	1,053,064	-	-	1,053,064
Issuance of common stock from exercise warrant	924,908	92	4,624,448	-	-	4,624,540
Comprehensive income	-	-	-	-	55,584	55,584
Net loss	-	-	-	(2,305,549)	-	(2,305,549)

Balance, September 30, 2021	6,469,263	$647	$37,090,491	$(18,445,638)	$18	$18,645,518

For the Three Months Ended September 30, 2020

	Common Stock $0.0001 Par Value		Additional Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, June 30, 2020	51,066	$5	$11,771,789	$(11,373,472)	$(11,018)	$387,304

Issuance common stock from convertible debt	570,834	57	570,777	-	-	570,834
Issuance of common stock related to exercise of options	85,960	9	32,991	-	-	33,000
Stock issued for services	5,000	-	62,750	-	-	62,750
Stock based compensation for options granted	-	-	130,400	-	-	130,400
Beneficial conversion feature of convertible debt	-	-	898,918	-	-	898,918
Comprehensive loss	-	-	-	-	(10,974)	(10,974)
Net loss	-	-	-	(1,100,451)	-	(1,100,451)

Balance, September 30, 2020	712,860	$71	13,467,625	$(12,473,923)	$(21,992)	$971,781

See accompanying notes to unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,567,085)	$(1,358,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	206,654	199,242
Amortization of intangible asset	18,750	18,750
Stock based compensation	1,321,564	130,400
Stock issued for services	14,200	62,750
Amortization of right to use	24,948	23,773
Amortization of convertible debt discount, net	1,425,365	752,130
Gain on debt extinguishment	(20,832)	(269,261)
Change in operating assets and liabilities:
Accounts receivable	(132,808)	81,739
Inventory	(621,487)	(135,648)
Unbilled revenue	(22,353)	877
VAT receivable	(446,657)	-
Prepaid expense	(45,575)	16,812
Other current assets	(728)	57,800
Accounts payable and accrued liabilities	(168,557)	(61,747)
Lease liabilities	(24,898)	(21,562)
Provision for income taxes	37,603	(1,330)
Contract liabilities	4,252	(780)
Net cash used in operating activities	(2,997,644)	(504,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(95,598)	(30,752)
Net cash used in investing activities	(95,598)	(30,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	350,000	958,000
Proceeds from related party payable	34,238	-
Proceeds from common stock offering	12,661,984	-
Proceeds from warrant offering	1,987,589	-
Proceeds from exercise of warrant	4,629,540	-
Proceeds from exercise of options	5,000	33,000
Proceeds of note payable	-	343,907
Repayments of line of credit	-	(19,685)
Repayments of related party payable	(69,025)	(18,889)
Repayments of note payable	(121,848)	-
Repayments of Coronavirus note payable	(11,189)	-

Net cash provided by financing activities	19,466,289	1,296,333

Effect of exchange rate on cash	36,835	(19,130)

Net increase in cash	16,409,882	741,651
Cash beginning of period	728,762	75,362
Cash end of period	$17,138,644	$817,013

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$144,187	$-
Income tax	$-	$-
Non-cash adjustments during the period for
Beneficial conversion feature on convertible debt	$340,420	$898,918
Conversion of convertible debt into common shares	$1,644,267	$585,589
Obtaining right of use asset for lease liability	$-	$59,906

See the accompanying notes to the unaudited condensed consolidated financial statements.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the nine months ending September 30, 2021, are not necessarily indicative of the results for the remainder of the fiscal year. The consolidated financial statements as of December 31, 2020, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of Orbsat Corp F/K/A/ Orbital Tracking Corp. (the “Company”) for the year ended December 31, 2020, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2021. The consolidated balance sheet as of December 31, 2020 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, Orbital Satcom Corp. (“Orbital Satcom”) and Global Telesat Communications Limited (“GTC”). All material intercompany balances and transactions have been eliminated in consolidation.

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

Orbital Satcom, a Nevada corporation was formed on November 14, 2014.

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

On March 24, 2021, the Company’s shareholders via majority shareholder consent authorized a stock split not to exceed 1 for 5 reverse stock split. A definitive Information Statement relating to the shareholder consent was filed with the SEC on March 13, 2021. The Company’s Board of Directors (the “Board”) subsequently approved a 1-for-5 reverse stock split. The Company filed a Certificate of Change to its Amended and Restated Articles of Incorporation to effect a reverse stock split of its issued and outstanding common stock, at a ratio of 1-for-5. The effective time of the reverse stock split was 12:01 a.m. ET on May 28, 2021. The Company’s common stock began trading on a split-adjusted basis commencing upon market open on May 28, 2021. The common stock has been assigned a new CUSIP number, 68557F 209. The warrants were assigned the CUSIP number, 68557F 118. No fractional shares of common stock were issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a whole share.

All information presented in this Quarterly Report on Form 10-Q other than in Company’s consolidated financial statements and the notes thereto assumes a 1-for-5 reverse stock split of Company’s outstanding shares of common stock and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth in this Quarterly Report on Form 10-Q have been adjusted to give effect to such assumed reverse stock split.

On May 28, 2021, our common stock and Warrants commenced trading on Nasdaq under the symbols “OSAT” and “OSATW,” respectively

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Global Telesat Communications Limited (“GTC”) was formed under the laws of England and Wales in 2008. On February 19, 2015, the Company entered into a share exchange agreement with GTC and all of the holders of the outstanding equity of GTC pursuant to which GTC became a wholly-owned subsidiary of the Company.

Liquidity

As an early-stage growth company, Orbsat’s ability to access capital is critical. On June 2, 2021, through an upsized underwritten public offering of 2,880,000 units at a price to the public of $5.00 per unit, the Company received gross proceeds of $14,400,000 (the “June Offering”). See Note 12, Stockholders’ Equity, for more information regarding the June Offering.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, $16,888,644, are unsecured. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2021, and December 31, 2020, there is an allowance for doubtful accounts of $15,782 and $15,596, respectively.

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

Prepaid expenses

Prepaid expenses amounted to $8,653 at September 30, 2021 and $1,784 at December 31, 2020. Prepaid expense includes prepaid rent of $6,169, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, GTC, is maintained using the appropriate local currency, Great British Pound, as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the three and nine months ended September 30, 2021, closing rate at 1.342642 US$: GBP, quarterly average rate at 1.3784972 US$: GBP and yearly average rate at 1.3853499 US$: GBP, for the three and nine months ended September 30, 2020, closing rate at 1.2923 US$: GBP, quarterly average rate at 1.293173 US$: GBP and yearly average rate of 1.271713. For the year ended December 31, 2020 closing rate at 1.260983 US$: GBP, average rate at 1.260983 US$: GBP.

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

Contract liabilities is shown separately in the unaudited consolidated balance sheets as current liabilities. At September 30, 2021 and December 31, 2020, we had contract liabilities of $40,956 and $36,704, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge of $0 and $0, during the nine months ended September 30, 2021 and for the year ended December 31, 2020, respectively.

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

Depreciation expense for the three months ended September 30, 2021 and 2020 were $72,206 and $67,447, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 were $206,654 and $199,242, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2021 and September 30, 2020, respectively.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the nine months ended September 30, 2021 and 2020, there were no expenditures on research and development.

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

The following are dilutive common stock equivalents during the nine months ended:

	September 30, 2021	September 30, 2020

Convertible notes payable (1)	-	1,152,411
Stock Options	854,892	7,809
Stock Warrants	2,530,092	800
Total	3,384,984	1,161,020

(1)	There were 0 and 1,152,411 shares of our common stock issuable upon conversion of $1,152,411 of Convertible Notes Payable at a conversion rate of $1.00 per share, as of September 30, 2021 and 2020, not accounting for 9.99% beneficial ownership limitation.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three-year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for the nine months ended September 30, 2021, for liability of 1.3426420 or $34,286. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At September 30, 2021, the Company had current and long-term operating lease liabilities of $27,801 and $0, respectively, and right of use assets of $30,658.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

At September 30, 2021 and December 31, 2020, inventories consisted of the following:

	September 30, 2021	December 31, 2020
Finished goods	$982,909	$361,422
Less reserve for obsolete inventory	-	-
Total	$982,909	$361,422

For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company did not make any change for reserve for obsolete inventory.

NOTE 3 – VAT RECEIVABLE

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result, of the UK’s departure from the EU, (“BREXIT”). For the nine months ending September 30, 2021, the Company recorded a receivable in the amount of $446,657 for amounts available to reclaim against the tax liability from UK and EU countries. Subsequently to September 30, 2021, the Company has received a total of $174,402, in regard to this receivable.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $8,653 at September 30, 2021 and $1,784 at December 31, 2020. Prepaid expense includes prepaid rent of $6,169, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2021 and December 31, 2020, property and equipment, net of fully depreciated assets, consisted of the following:

	September 30, 2021	December 31, 2020
Office furniture and fixtures	$15,633	$6,470
Computer equipment	59,162	33,361
Rental equipment	47,345	48,187
Appliques	2,160,096	2,160,096
Website development	128,427	69,149
	2,410,663	2,317,263
Less accumulated depreciation	(1,415,506)	(1,211,099)

Total	$995,157	$1,106,164

Depreciation expense for the three months ended September 30, 2021 and 2020 were $72,206 and $67,447, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 were $206,654 and $199,242, respectively.

NOTE 6 – INTANGIBLE ASSETS

On December 10, 2014, the Company entered the satellite voice and data equipment sales and service business through the purchase of certain contracts from Global Telesat Corp. (“Global Telesat”). These contracts permit the Company to utilize the Globalstar, Inc. and Globalstar LLC (collectively, “Globalstar”) mobile satellite voice and data network. The purchase price for the contracts of $250,000 was paid by the Company under an asset purchase agreement by and among the Company, its wholly owned subsidiary, Orbital Satcom, Global Telesat and World Surveillance Group, Inc.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in the purchased assets are: (i) the rights and benefits granted to Global Telesat under each of the Globalstar Contracts, subject to certain exclusions, (ii) account and online access to the Globalstar Cody Simplex activation system, (iii) Global Telesat’s existing customers who are serviced pursuant to the Globalstar Contracts (only as to their business directly and exclusively related to the Globalstar Contracts), and (iv) all of Global Telesat’s rights and benefits directly and exclusively related to the Globalstar Contracts.

Amortization of customer contracts are included in depreciation and amortization. For the nine months ended September 30, 2021 and 2020, the Company amortized $18,750, respectively. Future amortization of intangible assets is as follows:

2021	$6,250
2022	25,000
2023	25,000
2024	25,000
Total	$81,250

For the nine months ended September 30, 2021 and 2020, there were no additional expenditures on research and development.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accounts payable	$721,294	$747,476
Rental deposits	11,580	10,761
Customer deposits payable	57,142	53,570
VAT liability & sales tax payable	16,971	50,453
Pre-merger accrued other liabilities	65,948	65,948
Accrued interest	138	99,982
Accrued other liabilities	10,973	24,413
Total	$884,046	$1,052,603

NOTE 8 – LINE OF CREDIT

On October 9, 2019, Orbital Satcom Corp, entered into a short-term loan agreement for $29,000, with Amazon Capital Services Inc. The one-year term loan is paid monthly, has an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $0 and $725, respectively. The short-term line of credit balance as of September 30, 2021 and December 31, 2020, was $0 and $0.

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

During the periods ended September 30, 2021 and December 31, 2020, the Company repaid $121,848 and $0 of the notes, leaving a balance of $0 and $121,848, respectively as short-term notes payable. For the nine months ended September 30, 2021, the Company recorded interest in relation to the note of $2,503.

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

The balances of the Company’s convertible notes payable consist of the following:

	September 30, 2021	December 31, 2020
May 2019 Notes	$-	$462,085
August 2020 Notes	-	588,182
December 2020 Notes	-	244,000
March 2021 Notes	-	-
	-	1,294,267
Debt Discount	-	(1,084,944)
	-
Total	$-	$209,323

For the nine months ended September 30, 2021 and 2020, we amortized the discount on the debt, to interest expense of $1,425,365 and $752,130.

For the nine months ended September 30, 2021, the Holders converted a total of $1,644,267 of the convertible debt to 1,345,468 shares of common shares.

On June 15, 2020, the change in conversion price from $0.50 to $1.00 per share, resulted in a difference in the carrying value of the balance of the note payable. Under ASC 470-50-40-13, if it is determined that the original and new debt instruments are substantially different, the new debt instrument shall be initially recorded at fair value, and that amount shall be used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. The original debt had a carrying value of $269,262 as of June 15, 2020, the fair value of the amended debt was $0 ($792,932 principle netted with the $792,392 note payable discount), which resulted a gain from the extinguishment of debt $269,262. Further, as of June 30, 2020, the Company recorded a beneficial conversion feature of the amended note of $17,041, resulting in a balance of unamortized discount notes payable of $775,892 as of June 30, 2020. For the three months ended September 30, 2020, the Company amortized discount on the debt, to interest expense of $348,563, resulting in a balance of unamortized discount notes payable of $427,329.

For the nine months ended September 30, 2020, the Holders converted $585,589 of the convertible debt to common stock, resulting in an issuance of 597,657 common shares, 24,135 common shares at the conversion rate of $0.50 per share and 573,522 common shares at the conversion rate of $1.00 per share. The balance of the convertible notes at September 30, 2020, net of unamortized discount of $1,051,382, is $101,029.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 CORONA VIRUS LOANS

On April 20, 2020, the Board, approved for its wholly owned UK subsidiary, Global Telesat Communications Limited (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (the “Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or $345,700 at an exchange rate of GBP:USD of 1.3828. The Debenture bears interest beginning July 16, 2021, at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,167 (exclusive of interest) will be made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. As of September 30, 2021, the Company has recorded $55,943 as current portion of notes payable and $268,528 as notes payable long term.

On May 8, 2020, Orbsat Corp was approved for the US funded Payroll Protection Program, (“PPP”) loan. The loan is for $20,832 and has a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. On May 23, 2021, BlueVine, the Company’s SBA approved mortgage lender and originator, notified the Company, that the loan in the amount of $20,832, has been forgiven. As of September 30, 2021, the Company has recorded $20,832 as gain on forgiveness of debt.

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

On July 24, 2019, the Company filed a Certificate of Change (the “Certificate of Change”) with the Nevada Secretary of State. The Certificate of Change provides for (i) a 1-for-15 reverse split of the Company’s common stock, $0.0001 par value per share, and the Company’s preferred stock, $0.0001 par value per share, (ii) a reduction in the number of authorized shares of common stock in direct proportion to the reverse split (i.e. from 750,000,000 shares to 50,000,000 shares), and (iii) a reduction in the number of authorized shares of preferred stock in direct proportion to the reverse split (i.e. from 50,000,000 shares to 3,333,333 shares). No fractional shares will be issued in connection with the reverse split. Stockholders who otherwise would be entitled to receive fractional shares of common stock or preferred stock, as the case may be, will have the number of post-reverse split shares to which they are entitled rounded up to the nearest whole number of shares. No stockholders will receive cash in lieu of fractional shares. The reverse split was approved by FINRA on August 19, 2019.

On May 28, 2021, the Company effected a reverse stock split of its common stock at a ratio of 1-for-5. No fractional shares of common stock were issued as a result of the reverse split. Stockholders of record who were otherwise entitled to receive a fractional share received a whole share. The conversion or exercise prices of Company’s issued and outstanding convertible securities, stock options and warrants will be adjusted accordingly. All information presented in this Quarterly Report on Form 10-Q, other than in Company’s consolidated financial statements and the notes thereto assumes a 1-for-5 reverse stock split of Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth in this Quarterly Report on Form 10-Q have been adjusted to give effect to such assumed reverse stock split.

Listing on the Nasdaq Capital Market

On May 28, 2021, our common stock and Warrants commenced trading on Nasdaq under the symbols “OSAT” and “OSATW,” respectively.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021, the authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share, 3,333,333 shares of preferred stock, par value $0.0001 per share.

Preferred Stock

As of September 30, 2021, there were 3,333,333 shares of Preferred Stock authorized, none of which are issued and outstanding.

Warrants

As of September 30, 2021, there were 2,386,092 registered warrants authorized to purchase of common stock issued and outstanding.

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

On July 6, 2021, the Company issued 78,500 shares of common stock, for the exercise of 78,500 warrants, at an exercise price of $5.00, for cash consideration of $392,500.

On July 8, 2021, the Company issued 425,000 shares of common stock, for the exercise of 425,000 warrants, at an exercise price of $5.00, for cash consideration of $2,125,000.

On July 12, 2021, the Company issued 2,000 shares of common stock, for the exercise of 2,000 warrants, at an exercise price of $5.00, for cash consideration of $10,000.

On July 13, 2021, the Company issued 59,853 shares of common stock, for the exercise of 59,853 warrants, at an exercise price of $5.00, for cash consideration of $299,265.

On July 14, 2021, the Company issued 278,555 shares of common stock, for the exercise of 278,555 warrants, at an exercise price of $5.00, for cash consideration of $1,392,775.

On July 19, 2021, the Company issued 1,000 shares of common stock, for the exercise of 1,000 warrants, at an exercise price of $5.00, for cash consideration of $5,000.

On July 30, 2021, the Company issued 80,000 shares of common stock, for the exercise of 80,000 warrants, at an exercise price of $5.00, for cash consideration of $400,000.

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

As of September 30, 2021, there were 144,000 Underwriter Warrants issued and outstanding.

A summary of the status of the Company’s total outstanding warrants and changes during the nine months ended September 30, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	800	$300.00	0.37
Granted	3,456,000	-	-
Exercised	(925,908)	-	-
Forfeited	-	-	-
Cancelled	(800)	-	-
Balance outstanding and exercisable at September 30, 2021	2,530,092	$5.03	4.67

As of September 30, 2021, and December 31, 2020, there were 2,530,092 and 800 warrants outstanding, respectively.

Common Stock

As of September 30, 2021, there were 50,000,000 shares of common stock authorized and 6,469,263 shares issued and outstanding.

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

On May 27, 2021, Company issued an aggregate of 897,231 shares of common stock upon the conversion of $1,156,377 of its convertible debt, at a weighted average conversion rate of $1.29.

On May 28, 2021, Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering 2,880,000 units consisting of one share of common stock and one warrant, exercisable for one share of common stock at a public offering price of $5.00 per unit, (after giving effect to a 1-for-5 reverse stock split, discussed above) for aggregate gross proceeds of approximately $14,400,000 before deducting underwriting discounts, commissions, and other offering expenses (the “June Offering”). The common stock and warrants were immediately separable and were issued separately. The common stock and warrants began trading on the Nasdaq Capital Market, on May 28, 2021, under the symbols “OSAT” and “OSATW,” respectively. In addition, the Company In addition, the Company has granted the Underwriter a 45-day option to purchase an additional 432,000 shares of common stock and/or warrants to purchase up to an aggregate of 432,000 shares of common stock, in any combination thereof, at the public offering price per security, less the underwriting discounts and commissions, to cover over-allotments, if any. The June Offering closed on June 2, 2021.In connection with closing of the June Offering, the Underwriter partially exercised its overallotment option and purchased an additional 432,000 warrants at $0.01 per warrant for additional gross proceeds to the Company of $4,320. On June 28, 2021, the Underwriter, upon the exercise in full of the balance of its over-allotment option, purchased 432,000 additional shares of the common stock for additional gross proceeds to the Company of $2,155,680.

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

On July 6, 2021, the Company issued 78,500 shares of common stock, for the exercise of 78,500 warrants, at an exercise price of $5.00, for cash consideration of $392,500.

On July 8, 2021, the Company issued 425,000 shares of common stock, for the exercise of 425,000 warrants, at an exercise price of $5.00, for cash consideration of $2,125,000.

On July 12, 2021, the Company issued 2,000 shares of common stock, for the exercise of 2,000 warrants, at an exercise price of $5.00, for cash consideration of $10,000.

On July 13, 2021, the Company issued 59,853 shares of common stock, for the exercise of 59,853 warrants, at an exercise price of $5.00, for cash consideration of $299,265.

On July 14, 2021, the Company issued 278,555 shares of common stock, for the exercise of 278,555 warrants, at an exercise price of $5.00, for cash consideration of $1,392,775.

On July 15, 2021, the Company issued 5,000 shares of common stock in connection with the exercise of 5,000 options, for cash consideration of $5,000.

On July 19, 2021, the Company issued 1,000 shares of common stock, for the exercise of 1,000 warrants, at an exercise price of $5.00, for cash consideration of $5,000.

On July 30, 2021, the Company issued 80,000 shares of common stock, for the exercise of 80,000 warrants, at an exercise price of $5.00, for cash consideration of $400,000.

On September 3, 2021, the Company issued 10,000 shares of common stock in connection with restricted stock awards, with a fair market value of $5.35 per share, from the date of the award.

On September 14, 2021, the Company issued 40,000 shares of common stock in connection with restricted stock awards, with a fair market value of $5.35 per share, from the date of the award.

On September 22, 2021, the Company issued a total of 12,437 common shares for the exercise of 14,200 options through a cashless exercise using 2,763 options for the $1.00 exercise price and in connection with a 1,000 restricted stock award.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

On August 24, 2021, the Company issued to Douglas Ellenoff, Chief Business Development Strategist, 300,000 options which are fully vested, to purchase its common stock. The Company will issue an additional 150,000 options per year for the next three years which will be fully vested at the end of each year, as long as Mr. Ellenoff remains employed by the Company. During the next three years, Mr. Ellenoff will be eligible to receive an additional 250,000 per year on each of the first three anniversaries of the commencement of his employment if during each such year Mr. Ellenoff introduces the Company to twelve (12) or more potential Business Transactions (as defined in the Ellenoff Agreement and which transactions need not be consummated); provided that the Company’s Chief Executive Officer may, in his sole discretion, waive the vesting requirement in any given year. Such options have an exercise price of $5.35 per share and will terminate 5 years after they vest.

Also on August 24, 2021, the Company granted 25,000 options to Paul R Thomson, its Executive Vice President and current Chief Financial Officer. The options were issued outside of the Company’s 2020 Equity Incentive Plan and are not governed by the 2020 Plan. The options have an exercise price of $5.35 per share, vest immediately, and have a term of five years.

The 325,000 options granted were valued on the grant date at approximately $3.24 per option or a total of $1,053,064 using a Black-Scholes option pricing model with the following assumptions: stock price of $5.37 per share (based on the closing price of the Company’s common stock of the date of issuance), volatility of 75.25%, expected term of 5 years, and a risk-free interest rate of 0.28%. In connection with the above stock option grant, for the nine months ended September 30, 2021, the Company recorded stock-based compensation of $1,053,064.

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	600,009	$2.35	9.91
Granted	325,000	-	-
Exercised	19,200	-	-
Forfeited	(917)	-	-
Cancelled	(50,000)	-	-
Balance outstanding at September 30, 2021	854,892	$3.30	7.54
Options exercisable at September 30, 2021	854,892	$3.30	7.54

Restricted Stock Awards

On August 24, 2021, in connection with Paul R. Thomson employment as Executive Vice President, and currently Chief Financial Officer, and as a material inducement to enter into the Thomson Agreement, Mr. Thomson received a restricted stock grant of 25,000 shares of Common Stock, 10,000 of which vest immediately, and the remaining 15,000 of which will vest at the rate of 5,000 shares at the end of each of the next three annual anniversaries of his employment. These equity awards to Mr. Thomson were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)). On October 7, 2021, the Board of Directors of the Company (the “Board”) appointed Paul R. Thomson, the Executive Vice President of the Company, to the additional position of Chief Financial Officer of the Company effective October 9, 2021.

Also on August 24, 2021, under the terms of the Ellenoff Agreement, Douglas Ellenoff, Chief Business Development Strategist, will receive, in lieu of cash compensation: (i) a restricted stock award of 100,000 shares of Common Stock of the Company, 40,000 of which were issued after the execution of the Ellenoff Agreement and vest immediately, and the remaining 60,000 of which will be issued and vest at the rate of 20,000 shares at the end of each of the next three annual anniversaries of his employment, provided that Mr. Ellenoff serves on the Board at any time during such year; These equity awards to Mr. Ellenoff were material to induce Mr. Ellenoff to enter into the Ellenoff Agreement and were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

In connection to the above awards for the issuance of 50,000 common shares, the Company has recorded stock-based compensation of $268,500 for the nine months ended September 30, 2021, based on stock price of $5.37 per share (the closing price of the Company’s common stock of the date of issuance).

For the three and nine months ended September 30, 2021, the Company recorded total stock-based compensation for the awards and options granted of $1,321,564. For the three and nine months ended September 30, 2020, the Company recorded stock-based compensation of $130,400.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of September 30, 2021, the $67,273 due to related parties was comprised of; accrued salary due to David Phipps of $17,227, accrued salary and expenses due to Charles M. Fernandez of $37,237, accrued salary and expenses due to Sarwar Uddin, Theresa Carlise and Paul Thomson of $3,771, $3,740 and $5,298, respectively. Total related party payments due as of September 30, 2021, and December 31, 2020, are $67,273 and $102,060, respectively. These related party payables were non-interest bearing and have been repaid in full.

The Company’s UK subsidiary, GTC has an over-advance line of credit with HSBC, for working capital needs. The over-advance limit is £25,000 or $33,566 at an exchange rate of 1.34262, with interest at 3.95% over Bank of England’s base rate or current rate of 4.05% variable. The advance is guaranteed by David Phipps, the Company’s Chief Executive Officer. The Company has an American Express account for Orbital Satcom Corp. and an American Express account for GTC, both in the name of David Phipps who personally guarantees the balance owed.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company employs three individuals who are related to Mr. Phipps. The individuals earned gross wages totaling $107,042 and $58,149, for the nine months ended September 30, 2021 and 2020, respectively.

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

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the nine months ended September 30, 2021 and for the year ended December 31, 2020, reflect this impact; however, we expect that this trend may continue, and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted.

Employment Agreements

Phipps Employment Agreement

On June 5, 2021, the Board caused the Company to enter into a new three-year employment agreement with David Phipps, effective June 2, 2021 (“Phipps Agreement”). The Phipps Agreement replaced his then existing employment agreement and has an initial term of three years. The Phipps agreement will be automatically extended for additional one-year term thereafter unless terminated by the Company or Mr. Phipps by written notice. Mr. Phipps’ annual base compensation is an aggregate of $350,000. The Company may increase (but not decrease his compensation during its term. In addition, Mr. Phipps will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Mr. Phipps is also entitled to participate in any other executive compensation plans adopted by the Board of Directors, and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”). Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided herein or in any award certificate(s), which shall supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Phipps for all reasonable out-of-pocket expenses actually incurred or paid by him in the course of his employment, consistent with the Company’s policy. Mr. Phipps will be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior employees. The Phipps Agreement may be terminated based on death or disability of Mr. Phipps, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The Phipps Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, the Phipps Agreement was amended in order to, among other things, (i) change Mr. Phipps’ title to “President of Orbsat Corp and Chief Executive Officer of Global Operations” and (ii) to increase Mr. Phipps’s compensation by providing for an auto allowance $1,000 a month.

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fernandez May Employment Agreement

On May 23, 2021, the Company entered into a three (3) year Employment Agreement (the “May Agreement”) with Mr. Fernandez to serve as Chairman of the Board. Such agreement includes provision for automatic one (1) year extensions. Mr. Fernandez’s employment will commence on the later of our receipt of an approval for listing letter from Nasdaq and the effectiveness of the registration statement. As compensation for services under the May Agreement, was to receive, in monthly installments during the Term, the sum of $12,000. Mr. Fernandez was also be entitled to such cash bonus opportunity and equity compensation arrangements as the Compensation Committee may determine following the effectiveness of this registration statement. The May Agreement also provides for the Company to reimburse Mr. Fernandez for any and all premium payments made by him to obtain and continue in full force and effect throughout the entire period of employment personal catastrophe and disability insurance coverages for Mr. Fernandez. Such insurance shall be obtained through any insurance carrier of Mr. Fernandez’s choosing, and shall have premium limits not to exceed one hundred percent (100%) of Mr. Fernandez’s Base Salary per annum. In addition, Mr. Fernandez will be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior Executives. Under the agreement, the Company is also obligated to reimburse Mr. Fernandez for up to $10,000 per year related to Mr. Fernandez’s business and personal travel and/or that of his immediate family members, as well as up to $10,000 per year for professional fees incurred by Mr. Fernandez, whether in connection with Mr. Fernandez’s association with the Company or otherwise. In connection to the June Offering, the Company granted Mr. Fernandez an award of restricted stock with a grant date fair value equal to $3,000,000 determined at the per unit offering price (the “RSA”), which RSA will vest 1/3 at each of the three anniversaries of the grant date. Notwithstanding the vesting schedule, full vesting will occur upon a Change in Control, as that term is defined in the RSA. The Company at its sole expense is obligated to register the reoffer and resale by Mr. Fernandez of the securities granted to Employee pursuant to the RSA.

Fernandez June Employment Agreement

On June 2, 2021, the Company entered into a new employment agreement (the “June Agreement”) with Charles M. Fernandez, with an initial term of 5 years effective on May 28, 2021. The June Agreement replaced “the May Agreement”. Under the June Agreement, Mr. Fernandez will serve as the Chairman and Chief Executive Officer of the Company. The June Agreement will be automatically extended for additional one-year terms unless terminated by the Company or Mr. Fernandez by written notice. Mr. Fernandez’s annual base compensation under the June Agreement is $350,000 per year. The Company may increase (but not decrease) his compensation during the June Agreement’s term. In addition, Mr. Fernandez is entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board. Mr. Fernandez is also entitled to participate in any other executive compensation plans adopted by the Board, and is eligible for such grants of Share Awards. Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided therein or in any award certificate(s), which will supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Fernandez for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Fernandez in the course of his employment, consistent with the Company’s policy.

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

On October 4, 2021, Sarwar Uddin, the Chief Financial Officer of Orbsat Corp (the “Company”), notified the Company of his resignation from all positions he holds with the Company. Mr. Uddin’s resignation will be effective as of the close of business on October 8, 2021.

Carlise Employment Agreement

On June 22, 2021, the Company appointed Theresa Carlise, Controller, Treasurer and Secretary. The initial term of Ms. Carlise agreement was one year. The term of the employment agreement will be automatically extended for additional one-year terms unless terminated by the Company or Ms. Carlise by written notice. Ms. Carlise’s annual base compensation is $180,000. The Carlise Agreement provides for medical plan coverage and an auto allowance. The Company may increase (but not decrease) her compensation during its term. In addition, Ms. Carlise will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Ms. Carlise is also entitled to participate in any other executive compensation plans adopted by the Board of Directors and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”). The Company is required to pay or to reimburse Ms. Carlise for all reasonable out-of-pocket expenses actually incurred or paid by Ms. Carlise in the course of her employment, consistent with the Company’s policy. Ms. Carlise shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior Employees. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, on the approval and recommendation of the Compensation Committee of the Board of Directors of Orbsat Corp, the Company entered into an amendment to the current employment agreement. The Amendment for Ms. Carlise amends her Employment Agreement in order to, among other things, change Ms. Carlise’s title to “Chief Accounting Officer, Secretary and Treasurer. On October 8, 2021, on the approval and recommendation of the Compensation Committee, and following the subsequent approval of the Board, the Company entered into an amendment to the Company’s current employment agreement with Theresa Carlise, the Company’s Chief Accounting Officer, Treasurer and Secretary, to extend the initial term of her employment agreement from 1 year to 3 years (the “Carlise Amendment”).

Ellenoff Employment Agreement

On August 24, 2021, Douglas S. Ellenoff was appointed to the positions of Chief Business Development Strategist of Orbsat Corp (the “Company”) and Vice Chairman of the Board of Directors of the Company. The appointment was made on the approval and recommendation of the Nominating Committee of the Board. Mr. Ellenoff was not appointed to any committees of the Board.

In connection with Mr. Ellenoff’s appointment to the position of Chief Business Development Strategist of the Company, Mr. Ellenoff and the Company entered into a three-year Employment Agreement, dated August 24, 2021 (the “Ellenoff Agreement”), that sets forth the terms of his employment, including with regard to compensation. Under the Ellenoff Agreement, Mr. Mr. Ellenoff will be nominated and renominated to serve on the Board during the term of the agreement. Under the terms of the Ellenoff Agreement, Mr. Ellenoff will receive, in lieu of cash compensation: (i) a restricted stock award of 100,000 shares of Common Stock of the Company, 40,000 of which will be issued within 5 business days of the execution of the Ellenoff Agreement and vest immediately, and the remaining 60,000 of which will be issued and vest at the rate of 20,000 shares at the end of each of the next three annual anniversaries of his employment, provided that Mr. Ellenoff serves on the Board at any time during such year; and (ii) options to purchase a total of 1,500,000 shares of the Corporation’s Common Stock, 300,000 of which will issued within 5 business days of the execution of the Ellenoff Agreement and vest immediately, 150,000 of which will vest on each of the next three annual anniversaries of the commencement of his employment, and the remaining 750,000 of which will vest at the rate of 250,000 per year on each of the first three anniversaries of the commencement of his employment if during each such year Mr. Ellenoff introduces the Company to twelve (12) or more potential Business Transactions (as defined in the Ellenoff Agreement and which transactions need not be consummated); provided that the Company’s Chief Executive Officer may, in his sole discretion, waive the vesting requirement in any given year. Such options have an exercise price of $5.35 per share and will terminate 5 years after they vest. These equity awards to Mr. Ellenoff were material to induce Mr. Ellenoff to enter into the Ellenoff Agreement and were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

Thomson Employment Agreement

On August 24, 2021, Paul R. Thomson was appointed to the position of Executive Vice President of the Company. Mr. Thomson’s appointment as Executive Vice President was effective on August 24, 2021, the date of that certain Employment Agreement between Mr. Thomson and the Company (the “Thomson Agreement”). The Thomson Agreement has an initial term of 3 years and will be automatically extended for additional 1-year term unless terminated by the Company or Mr. Thomson by written notice. Mr. Thomson’s annual base compensation is $250,000. The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Thomson will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board. Mr. Thomson is also entitled to participate in any other executive compensation plans adopted by the Board and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”).

In connection with Mr. Thomson’s employment, and as a material inducement to enter into the Thomson Agreements, Mr. Thomson received (i) immediately vested options to purchase 25,000 shares of Common Stock at a per share price of $5.35, and having a term of 5 years; and (ii) a restricted stock grant of 25,000 shares of Common Stock, 10,000 of which vest immediately, and the remaining 15,000 of which will vest at the rate of 5,000 shares at the end of each of the next three annual anniversaries of his employment. These equity awards to Mr. Thomson were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)). On October 7, 2021, the Board of Directors of the Company (the “Board”) appointed Paul R. Thomson, the Executive Vice President of the Company, to the additional position of Chief Financial Officer of the Company effective October 9, 2021. As Chief Financial Officer, Mr. Thomson will also become the Company’s principal financial officer, effective October 9, 2021. On October 8, 2021, on the approval and recommendation of the Compensation Committee of the Board (the “Compensation Committee”), and following subsequent approval of the Board, the Company entered into an amendment to the Company’s current employment agreement with Mr. Thomson to reflect his new title of “Executive Vice President and Chief Financial Officer” effective October 9, 2021 (the “Thomson Amendment”).

Lease Agreement

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England for £2,128 per month, or $2,717 per month at the yearly average conversion rate of 1.276933, or $2,738 using exchange rate close at December 31, 2020 of 1.286618. The lease has been renewed until July 23, 2022.

On June 21, 2021, the Company entered into a lease agreement for office space in Aventura, FL. The term of the lease commenced on June 23, 2021 and has a minimum six-month term. The monthly rent for this office space is $1,210. The lease agreement can be terminated with 60 days’ notice. On October 31, 2021, the lease for the office space, as described above, was terminated as of November 30, 2021.

Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

On August 12, 2021, the Company entered into a new lease agreement for 2,070 square feet of office space in Miami, FL. The term of the lease will be 62 months, at an average of $8,347 per month, to commence upon possession once the facility is completed in early spring 2022. The Company has paid a security deposit of $38,706 and $6,869 in prepaid rent.

At September 30, 2021, the Company had current and long-term operating lease liabilities of $27,801 and $0, respectively, and right of use assets of $30,658.

Net rent expense for the nine months ended September 30, 2021 and 2020 were $36,055 and $24,182, respectively.

Litigation

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed all compensation payable under his employment agreement executed in June 2021. The Company’s position is that Mr. Seifert is not owed any additional consideration or compensation relating to his prior service with the Company, or arising under any employment agreement. Further, the Company asserts that Mr. Seifert engaged in misconduct during his tenure as the Company’s CFO. Mr. Seifert’s employment as Chief Financial Officer has resulted in two lawsuits.

The Company initiated litigation against Mr. Seifert on June 28, 2021 in the Eleventh Judicial Circuit Court in and for Miami-Dade County. The parties to the suit are Orbsat Corp. and Thomas Seifert. The matter was designated Case No.: 2021-15243 CA 01. The Company’s case against Mr. Seifert is now pending in the United States District Court for the Southern District of Florida, which matter is designated Case No.: 1:21-cv-22436-DPG. The Company seeks damages under several legal theories, including breach of fiduciary duty, breach of an employment agreement, fraud in the inducement, fraudulent misrepresentation, and constructive fraud. The Company does not expect to obtain substantial monetary relief in its litigation against Mr. Seifert.

On July 2, 2021, Mr. Seifert filed suit against the Company in the United States District Court for the Southern District of Florida. The parties to the suit are Thomas Seifert, Orbsat Corp. and Charles Fernandez, Orbsat’s Chairman and Chief Executive Officer. The matter is designated Case No.: 1:21-cv-22410-MGC. Mr. Seifert seeks damages under several legal theories, including breach of an employment agreement, retaliatory discharge, libel per se, and negligent misrepresentation. The Company believes it has adequate defenses to defeat Mr. Seifert’s claims.

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

ORBSAT CORP AND SUBSIDIARIES

FKA: ORBITAL TRACKING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONCENTRATIONS

Customers:

Amazon accounted for approximately 64.0% and 60.1% of the Company’s revenues during the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, Amazon accounted for approximately 64.8% and 64.9%, respectively of the Company’s revenue. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2021 and 2020.

	September 30, 2021		September 30, 2020

Satcom Global	$824,339	18.0%	$270,641	8.4%
Globalstar Europe	$508,359	11.1%	$304,751	9.5%
Garmin	$728,797	16.0%	$376,741	11.8%
Network Innovations	$465,417	10.2%	$697,902	21.8%
Cygnus Telecom	$554,998	12.2%	$376,741	13.2%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended September 30, 2021 and 2020.

	September 30, 2021		September 30, 2020

Satcom Global	$303,944	19.9%	$123,435	11.0%
Globalstar Europe	$215,289	14.1%	$109,495	9.7%
Garmin	$241,230	15.8%	$140,666	12.5%
Network Innovations	$191,658	12.5%	$167,300	14.9%
Cygnus Telecom	$165,889	10.8%	$141,364	12.6%

Geographic:

The following table sets forth revenue as to each geographic location, for the nine months ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020

Europe	$3,867,862	68.2%	$2,749,781	66.0%
North America	1,243,754	21.9%	1,035,904	24.9%
South America	28,909	0.5%	20,510	0.5%
Asia & Pacific	472,841	8.3%	321,841	7.7%
Africa	54,600	1.0%	35,714	0.9%
	$5,667,966		$4,163,750

The following table sets forth revenue as to each geographic location, for the three months ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020

Europe	$1,469,172	65.3%	$1,044,503	70.8%
North America	571,603	25.4%	290,065	19.7%
South America	13,035	0.6%	8,609	0.6%
Asia & Pacific	182,001	8.1%	122,899	8.4%
Africa	14,467	0.6%	9,317	0.6%
	$2,250,278		$1,475,393

NOTE 16 – SUBSEQUENT EVENTS

On October 4, 2021, Sarwar Uddin, the Chief Financial Officer of Orbsat Corp (the “Company”), notified the Company of his resignation from all positions he holds with the Company. Mr. Uddin’s resignation will be effective as of the close of business on October 8, 2021.

On October 7, 2021, the Board of Directors of the Company (the “Board”) appointed Paul R. Thomson, the Executive Vice President of the Company, to the additional position of Chief Financial Officer of the Company effective October 9, 2021. As Chief Financial Officer, Mr. Thomson will also become the Company’s principal financial officer, effective October 9, 2021. On October 8, 2021, on the approval and recommendation of the Compensation Committee of the Board (the “Compensation Committee”), and following subsequent approval of the Board, the Company entered into an amendment to the Company’s current employment agreement with Mr. Thomson to reflect his new title of “Executive Vice President and Chief Financial Officer” effective October 9, 2021 (the “Thomson Amendment”).

On October 7, 2021, the Board appointed Andrew Cohen as Senior Vice President of Operations of the Company, effective October 8, 2021. In connection with Mr. Cohen’s appointment, the Company entered into an employment agreement, dated October 8, 2021 (the “Cohen Agreement”), that sets forth the terms of his employment.

The Cohen Agreement has an initial term of 3 years and will be automatically extended for additional 1 year terms unless terminated by the Company or Mr. Cohen by written notice. Mr. Cohen’s annual base compensation is $250,000. The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Cohen will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board. In connection with Mr. Cohen’s employment, and as a material inducement to enter into the Cohen Agreement, Mr. Cohen received (i) immediately vested options to purchase 25,000 shares of Common Stock at a per share price of $5.35, and having a term of 5 years; and (ii) a restricted stock grant of 25,000 shares of Common Stock, 10,000 of which vest immediately, and the remaining 15,000 of which will vest at the rate of 5,000 shares at the end of each of the next three annual anniversaries of his employment. These equity awards to Mr. Cohen were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

On October 7, 2021, on the approval and recommendation of the Compensation Committee, the Board approved a plan to make bonus payments of $3,000 per month (each, a “Monthly Bonus”) to each of Charles M. Fernandez, the Company’s Executive Chairman and Chief Executive Officer, and David Phipps, a director and the Company’s President and Chief Executive Officer of Global Operations. The Monthly Bonus payments were approved in recognition of Messrs. Fernandez’s and Phipps’ contributions to the Company. The Monthly Bonus payments will be made retroactively for months passed since June 2021, and the plan for Monthly Bonus payments will renew on a quarterly basis until terminated by the Board upon 30 days’ prior notice to Messrs. Fernandez and Phipps.

On October 8, 2021, on the approval and recommendation of the Compensation Committee, and following the subsequent approval of the Board, the Company entered into an amendment to the Company’s current employment agreement with Theresa Carlise, the Company’s Chief Accounting Officer, Treasurer and Secretary, to extend the initial term of her employment agreement from 1 year to 3 years (the “Carlise Amendment”).

On October 21, 2021, the Company issued 10,000 shares of common stock in connection with restricted stock awards, with a fair market value of $5.35 per share, from the date of the award.

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

Corporate Information

We are a provider of satellite-based hardware, airtime and related services both in the United States and internationally. We sell equipment and airtime for use on all of the major satellite networks including Globalstar, Inmarsat, Iridium and Thuraya and operate a short-term rental service for customers who desire to use our equipment for a limited time period. Our acquisition of GTC in February 2015 expanded our global satellite-based infrastructure and business, which was first launched in December 2014 through the purchase of certain contracts.

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

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the nine months ended September 30, 2021 and the year ended December 31, 2020 reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted. We have implemented several measures to minimize the impact on our operations and sustain our liquidity position, including receiving support through the US payroll protection program loan (“PPP”), a low interest, fixed rate loan provided under the UK’s Coronavirus Business Interruption Loan (“CBILS”) and the deferral of certain UK taxes.

Recent Events

Reverse Stock Split

On March 24, 2021, the Company’s shareholders via majority shareholder consent authorized a stock split not to exceed 1 for 5 reverse stock split. A definitive Information Statement relating to the shareholder consent was filed with the SEC on March 13, 2021. The Board subsequently approved a 1-for-5 reverse stock split. The Company filed a Certificate of Change to its Amended and Restated Articles of Incorporation to effect a reverse stock split of its issued and outstanding common stock, at a ratio of 1-for-5. The effective time of the reverse stock split was 12:01 a.m. ET on May 28, 2021. The Company’s common stock began trading on a split-adjusted basis commencing upon market open on May 28, 2021. The common stock has been assigned a new CUSIP number, 68557F 209. The warrants were assigned the CUSIP number, 68557F 118. No fractional shares of common stock were issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a whole share.

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

Agreement with Alibaba

On July 13, 2021, the Company announced that its Global Telesat Communications Limited (“GTC”) unit had entered into an agreement with Alibaba.com, the B2B (Business-to-Business) e-commerce website owned and operated by Alibaba Group Holding Limited, also known as Alibaba Group (NYSE: BABA; HKEX: 9988), a Chinese multinational technology company specializing in e-commerce, retail, internet, and technology. GTC will be a Gold-level Supplier on Alibaba.com, the world’s largest Business-to-Business (B2B) e-commerce website.

Under the agreement, GTC significantly expands its 24/7/365 e-commerce presence with the launch of its latest global storefront. Orbsat expects to launch its new storefront during the third quarter with an extensive range of satellite IoT and connectivity products. These will include Orbsat’s specialized satellite tracking products, some of which operate using the Company’s many ground station-based network processors, and can be used to track and monitor the location of cars, trucks, trailers, boats, containers, animals, and other remote assets. Orbsat’s full catalog of 500+ products and connectivity services will be available on Alibaba.com by the start of the first quarter of 2022. The Company will pay an annual fee of $5,999 under the agreement. The agreement will continue on a year-to-year basis.

Equity Issuances

On June 10, 2021, the Company issued 1,000 shares of common stock, for the exercise of 1,000 warrants, at an exercise price of $5.00, for cash consideration of $5,000.

On July 6, 2021, the Company issued 78,500 shares of common stock, for the exercise of 78,500 warrants, at an exercise price of $5.00, for cash consideration of $392,500.

On July 8, 2021, the Company issued 425,000 shares of common stock, for the exercise of 425,000 warrants, at an exercise price of $5.00, for cash consideration of $2,125,000.

On July 12, 2021, the Company issued 2,000 shares of common stock, for the exercise of 2,000 warrants, at an exercise price of $5.00, for cash consideration of $10,000.

On July 13, 2021, the Company issued 59,853 shares of common stock, for the exercise of 59,853 warrants, at an exercise price of $5.00, for cash consideration of $299,265.

On July 14, 2021, the Company issued 278,555 shares of common stock, for the exercise of 278,555 warrants, at an exercise price of $5.00, for cash consideration of $1,392,775.

On July 15, 2021, the Company issued 5,000 shares of common stock in connection with the exercise of 5,000 options, for cash consideration of $5,000.

On July 19, 2021, the Company issued 1,000 shares of common stock, for the exercise of 1,000 warrants, at an exercise price of $5.00, for cash consideration of $5,000.

On July 30, 2021, the Company issued 80,000 shares of common stock, for the exercise of 80,000 warrants, at an exercise price of $5.00, for cash consideration of $400,000.

On September 3, 2021, the Company issued 10,000 shares of common stock in connection with restricted stock awards, with a fair market value of $5.35 per share, from the date of the award.

On September 14, 2021, the Company issued 40,000 shares of common stock in connection with restricted stock awards, with a fair market value of $5.35 per share, from the date of the award.

On September 22, 2021, the Company issued a total of 12,437 common shares for the exercise of 14,200 options through a cashless exercise using 2,763 options for the $1.00 exercise price and in connection with a 1,000 restricted stock award.

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

Results of Operations for the Three and Nine months Ended September 30, 2021, compared to the Three and Nine months Ended September 30, 2020

Revenue. Net Sales for the nine months ended September 30, 2021, consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the nine months ended September 30, 2021, revenues generated were $5,667,966 compared to $4,163,750 of revenues for the nine months ended September 30, 2020, an increase in total revenues of $1,504,216 or 36.1%. Total net sales for Global Telesat Communications Limited were $3,897,254 for the nine months ended September 30, 2021, as compared to $2,667,144 for the nine months ended September 30, 2020, an increase of $1,230,110 or 46.1%. Total net sales for Orbital Satcom Corp. were $1,770,712 for the nine months ended September 30, 2021, as compared to $1,496,606, for the nine months ended September 30, 2020, an increase of $274,106 or 18.3%. The Company attributes the changes in revenue to new product lines and significant increases in US Amazon sales, offset by the change in exchange rates from GBP:USD.

Net sales for the three months ended September 30, 2021, consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the three months ended September 30, 2021, revenues generated were $2,250,278 compared to $1,475,393 of revenues for the three months ended September 30, 2020, an increase in total revenues of $774,885 or 52.5%. Total net sales for Global Telesat Communications Limited. were $1,498,341 for the three months ended September 30, 2021, as compared to $1,003,875 for the three months ended September 30, 2020, an increase of $494,466 or 49.3%. Total net sales for Orbital Satcom Corp. were $751,937 for the three months ended September 30, 2021 as compared to $471,518, for the three months ended September 30, 2020, an increase of $280,419 or 59.5%.

Cost of Sales. During the nine months ended September 30, 2021, cost of sales increased to $4,195,823 compared to $3,159,593, for the nine months ended September 30, 2020, an increase of $1,036,230 or 32.8%. Gross profit margins during the nine months ended September 30, 2021 were 26.0% as compared to 24.1% for the comparable period in the prior year. During the three months ended September 30, 2021, cost of sales increased to $1,757,142 compared to $1,076,929, for the three months ended September 30, 2020, an increase of $680,213 or 63.2%. Gross profit margins during the three months ended September 30, 2021, were 21.9% as compared to 27.0% for the comparable period in the prior year. As indicated by the results for the three and nine months, our sales margins have (decreased) increased by (5.1%) and 1.9%, respectively. However, we cannot be certain that we can maintain the increased margin levels. The increase is primarily due to a greater percentage of high margin sales in the second quarter ended September 30, 2021, as compared to the same period in 2020, as well to as an increase in margins on certain sales that resulted from customers bearing value added tax (VAT) that was previously borne by the Company.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2021 were $4,557,254, an increase of $2,698,242 or 145.14%, from total operating expenses for the nine months ended September 30, 2020 of $1,859,012. Total operating expenses for the three months ended September 30, 2021 were $2,729,982, an increase of $1,857,147or 212.77%, from total operating expenses for the three months ended September 30, 2020 of $872,835. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $962,892 and $486,984 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $475,908 or 97.73%. Selling, general and administrative expenses were $519,196 and $182,813 for the three months ended September 30, 2021 and 2020, respectively, an increase of $336,383 or 184.00%. The increase, for the three and nine months ended September 30, 2021, is attributable to certain variable expenses which are related to increase in sales such bank charges, credit card fees, Amazon fees, and shipping charges that fluctuate with sales volatility, in combination with increased travel, medical and director and officer insurance and auto expenses related to the increase in personnel, in addition to marketing and information technology expenses related to growth.

Salaries, wages and payroll taxes were $1,178,267 and $542,675 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $635,592, or 117.12%. Salaries, wages and payroll taxes were $490,555 and $196,629 for the three months ended September 30, 2021, and 2020, respectively, an increase of $293,926, or 149.48%. For the three and nine months ended September 30, 2021, the increase is attributable to an increase in officers from two to six and an increase in overall personnel to support growth, as well as board approved executive bonuses related to successful up-listing to Nasdaq for the nine months ended September 30, 2021.

Stock based compensation were $1,321,564 and $130,400 for the three and nine months ended September 30, 2021 and 2020, respectively, an increase of $1,191,164, or 913.47%. The increase is directly related to employment agreements for two additional officers, during the three months ended September 30, 2021.

Professional fees were $869,127 and $480,961 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $388,166, or 80.71%. Professional fees were $320,211 and $289,296 for the three months ended September 30, 2021 and 2020, respectively, an increase of $30,915, or 10.7%. The increase during the three and nine months ended September 30, 2021 as compared to the same period in 2020, is attributable to an increase in board members, increased investor relations and other professional fees to assist in capital raising efforts as well as up-listing to Nasdaq.

Depreciation and amortization expenses were $225,404 and $217,992 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $7,412 or 3.40%. Depreciation and amortization expenses were $78,456 and $73,697 for the three months ended September 30, 2021 and 2020, respectively, an increase of $4,759 or 6.45%. The increase was primarily attributable to the addition of fixed assets offset by fully amortized assets, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2021 and beyond as we expand our operations and begin generating additional revenues under our current business. Similarly, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expense (income) were $1,481,974 compared to $503,890 during the nine months ended September 30, 2021 and 2020, respectively, an increase of $978,084 or 194.11%. The increase in the nine months ended September 30, 2021, as compared to the prior year, is attributable to; increases in interest expense of $666,179, interest earned of $3,066 and exchange rate fluctuations of $34,749 and decreases in gain from extinguishment of debt of $248,429 and other income of $31,793.

Our total other expense was $68,703 compared to $626,080 during the three months ended September 30, 2021 and 2020, respectively. The decrease of $557,377 for the three months ended September 30, 2021, as compared to the prior year, is attributable to a decrease in interest expense $639,075, an increase of exchange rate fluctuations of $84,509, offset by interest earned of $3,079.

Net Loss. We recorded net loss before income tax of $2,305,549 and $4,567,085 for the three and nine months ended September 30, 2021 as compared to a net loss of $1,100,451 and $1,358,745, for the three and nine months ended September 30, 2020. The increase in the loss is a result of the factors as described above.

Comprehensive Income (Loss). We recorded a gain for foreign currency translation adjustments for the three and nine months ended September 30, 2021 of $55,584 and $42,850. For the three and nine months ended September 30, 2020 we recorded a gain of $5,602 and a loss of $19,840.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2021, we had a cash balance of $17,138,644. Our working capital is a positive $17,768,275 at September 30, 2021.

Our current assets at September 30, 2021 increased $17,640,784 or 1,285% from December 31, 2020 and included cash, accounts receivable, VAT receivable, prepaid expenses, unbilled revenue, inventory and other current assets.

Our current liabilities at September 30, 2021 decreased $271,549 or 18% from December 31, 2020 and included our accounts payable, due to related party, provision for income taxes, contract liabilities, lease liabilities and other liabilities in the ordinary course of our business.

At September 30, 2021, the Company had an accumulated deficit of $18,445,638, positive working capital of approximately $17,768,275 and net loss of approximately $4,567,085 during the nine months ended September 30, 2021. For the year ended December 31, 2020, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit of $13,878,553, negative working capital of $144,055 and net loss of $2,763,375, during the year ended December 31, 2020. As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company’s existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

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

Operating Activities

Net cash flows used by operating activities for the nine months ended September 30, 2021 amounted to $2,997,644 and were primarily attributable to our net loss of $4,567,085, total amortization expense of $18,750 and depreciation of $206,654, amortization of discount on debt of $1,425,365, amortization of right to use of $24,948 gain on extinguishment of debt of $20,832, stock based compensation of $1,321,564 and net change in assets and liabilities of $1,421,208, primarily attributable to an increase in accounts receivable of $132,808, an increase in inventory of $621,487, an increase in unbilled revenue of $22,353, an increase in VAT receivable of $446,657, an increase in other current assets of $728, decrease in accounts payable of $168,557, an increase in contract liabilities of $4,252, a decrease in lease liabilities of $24,898, and an increase in provision for income taxes of $37,603.

Net cash flows provided by operating activities for the nine months ended September 30, 2020 amounted to $504,800 and were primarily attributable to our net loss of $1,358,745, total amortization expense of $18,750 and depreciation of $199,242, amortization of discount on debt of $752,130, stock based compensation of $130,400, stock issued for services of $62,750, amortization on right to use of $23,773, gain on extinguishment of debt of $269,261 and net change in assets and liabilities of $63,839, primarily attributable to a decrease in accounts receivable of $81,739, an increase in inventory of $135,648, decrease in prepaid expenses of $16,812, a decrease in unbilled revenue of $877, a decrease in other current assets of $57,800, decrease in accounts payable of $61,747, a decrease in contract liabilities of $780, a decrease in lease liabilities of $21,562, and a decrease in provision for income taxes of $1,330.

Investing Activities

Net cash flows used in investing activities were $95,598 and $30,752 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and September 30, 2020, we purchased property and equipment of $95,598 and $30,752, respectively.

Financing Activities

Net cash flows provided by financing activities were $19,466,289 for the nine months ended September 30, 2021 and were for, proceeds from; a convertible note payable of $350,000, related party payable of $34,238, the June Offering, of $14,649,573, proceeds of warrant exercise of $4,629,540 which was offset by repayments of notes payable for $121,848, proceeds of options exercised of $5,000, payments of coronavirus interruption loan of $11,189 and repayments to related party payable of $69,025.

Net cash flows provided by financing activities were $1,296,333 for the nine months ended September 30, 2020 and were for proceeds from convertible notes payable of $958,000, proceeds from note payable of $343,907, proceeds from exercise of options of $33,000, offset by repayments to related party payable of $18,889 and repayments of line of credit for $19,685.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2021, and December 31, 2020, there is an allowance for doubtful accounts of $15,782 and $15,596, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the nine months ended September 30, 2021 and 2020, there were no additional expenditures on research and development.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, GTC, is maintained using the appropriate local currency, Great British Pound, as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the three and nine months ended September 30, 2021, closing rate at 1.342642 US$: GBP, quarterly average rate at 1.3784972 US$: GBP and yearly average rate at 1.3853499 US$: GBP, for the three and nine months ended September 30, 2020, closing rate at 1.2923 US$: GBP, quarterly average rate at 1.293173 US$: GBP and yearly average rate of 1.271713. For the year ended December 31, 2020 closing rate at 1.260983 US$: GBP, average rate at 1.260983 US$: GBP.

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

Contract liabilities is shown separately in the condensed consolidated balance sheets as current liabilities. At September 30, 2021, we had contract liabilities of approximately $40,956. At December 31, 2020, we had contract liabilities of approximately $36,704.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2021 and December 31, 2020, respectively.

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

Recent Accounting Pronouncements

In November 2018, the FASB amended Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 with ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019, however the Company did not have any leases that met the criteria as established above, until July 24, 2019, when the Company entered into a three-year lease for its UK office and warehouse for annual rent of £25,536 or GBP: USD using exchange rate close for the nine months ended September 30, 2021, for liability of 1.3828 or $35,311. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

At September 30, 2021, the Company had current and long-term operating lease liabilities of $27,801 and $0, respectively, and right of use assets of $30,658.

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

Under the supervision and with the participation of our management, we conducted an evaluation, as of September 30, 2021, of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon our evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review.

The Company intends to address the foregoing deficiency by upgrading its accounting software to an ERP (“Enterprise Resource Planning”), a cloud-based solution, which would add the necessary controls to manage day to day activities such as accounting, procurement, project management, risk management and compliance as well as to automate the consolidation process of its entities, adding a level of reliability to the Company’s financial reporting. The Company proposes to add personnel to address the lack of ability to have multiple level transaction review. Management is addressing these steps immediately and has executed an agreement on August 11, 2021, to start implementation of replacing its current software to an ERP cloud-based solution. Management anticipates the new ERP solution to be fully operational by the second quarter of 2022.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed all compensation payable under his employment agreement executed in June 2021. The Company’s position is that Mr. Seifert is not owed any additional consideration or compensation relating to his prior service with the Company, or arising under any employment agreement. Further, the Company asserts that Mr. Seifert engaged in misconduct during his tenure as the Company’s CFO.  Mr. Seifert’s employment as Chief Financial Officer has resulted in two lawsuits.

The Company initiated litigation against Mr. Seifert on June 28, 2021 in the Eleventh Judicial Circuit Court in and for Miami-Dade County. The parties to the suit are Orbsat Corp. and Thomas Seifert. The matter was designated Case No.: 2021-15243 CA 01. The Company’s case against Mr. Seifert is now pending in the United States District Court for the Southern District of Florida, which matter is designated Case No.: 1:21-cv-22436-DPG. The Company seeks damages under several legal theories, including breach of fiduciary duty, breach of an employment agreement, fraud in the inducement, fraudulent misrepresentation, and constructive fraud.  The Company does not expect to obtain substantial monetary relief in its litigation against Mr. Seifert.

On July 2, 2021, Mr. Seifert filed suit against the Company in the United States District Court for the Southern District of Florida. The parties to the suit are Thomas Seifert, Orbsat Corp. and Charles Fernandez, Orbsat’s Chairman and Chief Executive Officer.  The matter is designated Case No.: 1:21-cv-22410-MGC. Mr. Seifert seeks damages under several legal theories, including breach of an employment agreement, retaliatory discharge, libel per se, and negligent misrepresentation. The Company believes it has adequate defenses to defeat Mr. Seifert’s claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2021, the Company issued 78,500 shares of common stock, for the exercise of 78,500 warrants, at an exercise price of $5.00, for cash consideration of $392,500.

On July 8, 2021, the Company issued 425,000 shares of common stock, for the exercise of 425,000 warrants, at an exercise price of $5.00, for cash consideration of $2,125,000.

On July 12, 2021, the Company issued 2,000 shares of common stock, for the exercise of 2,000 warrants, at an exercise price of $5.00, for cash consideration of $10,000.

On July 13, 2021, the Company issued 59,853 shares of common stock, for the exercise of 59,853 warrants, at an exercise price of $5.00, for cash consideration of $299,265.

On July 14, 2021, the Company issued 278,555 shares of common stock, for the exercise of 278,555 warrants, at an exercise price of $5.00, for cash consideration of $1,392,775.

On July 15, 2021, the Company issued 5,000 shares of common stock in connection with the exercise of 5,000 options, for cash consideration of $5,000.

On July 19, 2021, the Company issued 1,000 shares of common stock, for the exercise of 1,000 warrants, at an exercise price of $5.00, for cash consideration of $5,000.

On July 30, 2021, the Company issued 80,000 shares of common stock, for the exercise of 80,000 warrants, at an exercise price of $5.00, for cash consideration of $400,000.

On September 3, 2021, the Company issued 10,000 shares of common stock in connection with restricted stock awards, with a fair market value of $5.35 per share, from the date of the award.

On September 14, 2021, the Company issued 40,000 shares of common stock in connection with restricted stock awards, with a fair market value of $5.35 per share, from the date of the award.

On September 22, 2021, the Company issued a total of 12,437 common shares for the exercise of 14,200 options through a cashless exercise using 2,763 options for the $1.00 exercise price and in connection with a 1,000 restricted stock award.

These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Alibaba.com Supplemental Services Agreement (Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.2	Alibaba.com Transaction Services Agreement (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.3	Alibaba.com Terms of Use (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.4+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Charles M. Fernandez (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.5+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and David Phipps (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.6+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Sarwar Uddin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.7+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Theresa Carlise (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.8+

Employment Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas S. Ellenoff (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2021).

10.9+	Employment Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2021).

10.10+	Stock Option Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas Ellenoff.

10.11+	Restricted Stock Award Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas Ellenoff.

10.12+	Stock Option Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson.

10.13+	Restricted Stock Award Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson.

10.14+	Amended and Restated 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.15+	Amendment No. 1 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Paul R. Thomson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.16+	Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.17+	Amendment No. 2 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Theresa Carlise (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2021	ORBSAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chief Executive Officer and Chairman
(principal executive officer)

/s/ Paul R. Thomson
Chief Financial Officer
(principal financial officer)

