Form 10-K
period 2021-12-31
NextPlat Corp
filed 2022-03-31
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-40447

NEXTPLAT CORP

(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3250 Mary St., Suite 410 Coconut Grove, FL	33133
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 560-5355

ORBSAT CORP, 18851 N.E. 29th Ave., Suite 700, Aventura, FL 33180

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter (June 30, 2021), was $24,796,860 based on the price at which the common equity was last sold on the NASDAQ on that date.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 28, 2022, was 9,293,096.

Documents Incorporated by Reference

None

NEXTPLAT CORP

FKA ORBSAT CORP

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2021

PART I

Cautionary Statement Regarding Forward-Looking Statements

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as other portions of this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1. Business

Corporate Information

NextPlat Corp, formerly Orbsat Corp (“NextPlat”), is a Nevada corporation. Our headquarters and principal executive offices are located at 3250 Mary St., Suite 410, Coconut Grove, FL 33133. Our telephone number is (305) 560-5355, and our corporate website is www.nextplat.com. Unless the context requires otherwise, in this report the terms “the Company,” “we,” “us,” and, “our” refer to NextPlat and our wholly owned subsidiaries.

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

The contents of our website or any other website are not incorporated by reference into this Annual Report on Form 10-K.

Corporate History

We were originally incorporated in 1997 as a Florida corporation. On April 21, 2010, we merged with and into a newly formed wholly-owned subsidiary for the purpose of changing our state of incorporation to Delaware, effecting a 2:1 forward split of our common stock, and changing our name to EClips Media Technologies, Inc. On April 25, 2011, we changed our name to “Silver Horn Mining Ltd.” pursuant to a merger with a newly formed wholly-owned subsidiary.

Global Telesat Communications LTD (“GTC”) was formed under the laws of England and Wales in 2008. On February 19, 2015, we entered into a share exchange agreement with GTC and all of the holders of the outstanding equity of GTC pursuant to which GTC became a wholly owned subsidiary of NextPlat.

On March 28, 2014, we merged with a newly formed wholly-owned subsidiary of ours solely for the purpose of changing our state of incorporation to Nevada from Delaware, effecting a 1:150 reverse split of our common stock, and changing our name to Great West Resources, Inc. in connection with the plans to enter into the business of potash mining and exploration. During late 2014, we abandoned our efforts to enter the potash business.

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

On March 24, 2021, the Company’s shareholders via majority shareholder consent authorized a stock split not to exceed 1 for 5 reverse stock split. A definitive Information Statement relating to the shareholder consent was filed with the SEC on March 13, 2021. The Company’s Board of Directors (the “Board”) subsequently approved the 1-for-5 reverse stock split. The Company filed a Certificate of Change to its Amended and Restated Articles of Incorporation to effect a reverse stock split of its issued and outstanding common stock, at a ratio of 1-for-5. The effective time of the reverse stock split was 12:01 a.m. ET on May 28, 2021. The Company’s common stock began trading on a split-adjusted basis commencing upon market open on May 28, 2021. The common stock has been assigned a new CUSIP number, 68557F 209. The warrants were assigned the CUSIP number, 68557F 118. No fractional shares of common stock were issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a whole share.

On December 16, 2021, at the Annual Meeting of the Company’s stockholders, the Company’s stockholders approved a certificate of amendment (the “Name Change Amendment”) to the Company’s Amended and Restated Articles of Incorporation changing the Company’s name from Orbsat Corp to NextPlat Corp. The Name Change Amendment was filed on January 18, 2022, and the Company’s name change from Orbsat Corp to NextPlat Corp was effective as of January 21, 2022.

Our shares have been listed on the Nasdaq Capital Market since May 28, 2021. Our common stock and warrants have been trading on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022. Prior to January 21, 2022, our common stock and warrants were traded on the Nasdaq Capital Market under the symbols “OSAT” and “OSATW,” respectively.

All share and per share, information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the reverse splits described above.

Our Current Business

The business of NextPlat has been, and is currently, the provision of a comprehensive array of Satellite Industry communication services, and related equipment sales. As detailed in Online Storefronts and E-Commerce Platforms below, the Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts such as Alibaba, Amazon and Walmart. These e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. The onset of COVID-19 accelerated the consumer move to use e-commerce sites, delivering double-digit gains in both 2021 and 2020. NextPlat has announced its intention to broaden its e-commerce platform and is implementing a comprehensive systems upgrade to support this initiative. The Company has also begun the design and development of a next generation platform for digital assets built for Web3 (an internet service built using decentralized blockchains). This new platform (“NextPlat Digital”) is currently in the design and development phase and will enable the use of a range of digital assets, such as non-fungible tokens (“NFTs”), in e-commerce and in community-building activities.

Communications Services

Through our Global Telesat Communications Ltd and Orbital Satcom Corp business units, we provide Mobile Satellite Services (“MSS”) solutions to fulfill the growing global demand for satellite-enabled voice, data, personnel and asset tracking, Machine-to-Machine (M2M) and Internet of Things (IoT) connectivity services. We provide these solutions for businesses, governments, military, humanitarian organizations, and individual users, enabling them to communicate, connect to the internet, track and monitor remote assets and lone workers, or request SOS assistance via satellite from almost anywhere in the world, even in the most remote and hostile of environments.

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

We have expertise and long-term experience in providing tracking and monitoring services via satellite, specifically through the Globalstar Low Earth Orbit satellite network. We own unique network infrastructure devices, known as appliqués, which are located in various Globalstar ground stations around the world and provide the signal receipt and processing technology that enables and powers the Globalstar simplex data service. Our ownership of these appliqués provides us with competitive access to the global simplex data service which addresses the market demand for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station and is used in numerous applications such as tracking vehicles, asset shipments, livestock, and monitoring unattended remote assets. In addition, we also provide tracking and monitoring solutions using Automatic Identification System (AIS), 2G-5G, Push-to-Talk and two-way radio technology.

We generate revenue from both the provision of services and the sale of equipment. Higher margin recurring service revenue from the sale of monthly, annual, and prepaid airtime or messaging plans has historically represented an increasing proportion of our revenue, and we expect that trend to continue as we introduce new products requiring associated airtime or messaging plans.

We provide our products and services directly to end users and reseller networks located both in the United States and internationally through our subsidiaries, U.S. based Orbital Satcom Corp (“Orbital Satcom”) and U.K. based Global Telesat Communications Limited (“GTC”). We have a physical presence in the United States and the United Kingdom, as well as an ecommerce storefront presence in 16 countries across 5 continents. We have a diverse geographical customer base having provided solutions to more than 50,000 customers located in more than 165 countries across most every continent in the world.

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

Our satellite communications products enable users to make voice calls, send and receive text messages and emails, and transmit GPS location coordinates from virtually anywhere on the planet, no matter how remote the location and regardless of the availability of local communication infrastructure. Our range of satellite data products allow users around the world to connect to the internet, stream live video, and communicate via voice and data applications.

We are a provider of GPS enabled emergency locator distress beacons that can save lives, on land and at sea. Our distress beacons enable essential communication between our customers and search and rescue organizations during emergency situations and pinpoint locational information to Search and Rescue services, essential during an emergency.

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

Online Storefronts and E-Commerce Platforms

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

In addition to our two main e-commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third-party e-commerce storefronts such as Alibaba, Amazon and Walmart. We currently operate 25 storefronts across various countries in 5 continents. We have invested in personnel to translate our listings correctly in the different countries we are represented in and intend to regularly improve and increase our listings on all e-commerce sites. We currently have more than 9,000 product listings on all third-party sites and invest significantly in inventory to hold at Amazon’s various fulfillment centers around the world to ensure that orders are shipped to customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high-speed broadband terminals, and satellite Wi-Fi hotspots. Our Amazon online marketplaces represented approximately 63.6% and 73.3% of total sales for the years ended December 31, 2021, and 2020, respectively and we anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Our e-commerce storefronts enable us to attract a significantly diversified level of sales from all over the world, ensuring we are not overly reliant on any single market or sector for our sales revenue. Furthermore, many products we sell require subscription-based services which allow us to increase our recurring revenue airtime sales.

With consumer behavior drastically changing because of COVID-19, e-commerce traffic witnessed double-digit gains in 2021 and 2020, respectively, as stores closed and shoppers used digital options. This significant change in consumer shopping habits resulted in a substantial increase of U.S., EU and U.K. consumers electing to shop online. During 2021, senior management of the Company determined to invest in a comprehensive systems upgrade project which commenced in September with the goal of building a state-of-the-art e-commerce platform. This implementation is anticipated to be substantially complete within the next six to nine months, and the Company intends to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue.

Expanding beyond our current global network of online storefronts serving thousands of consumers, enterprises, and governments, we intend to develop a next generation platform for digital assets built for Web3, an internet service built using decentralized blockchains. Our new platform (“NextPlat Digital”), which is currently in the design and development phase in collaboration with consultants and contracted developers, will enable the use of a range of digital assets, such as non-fungible tokens (“NFTs”), in e-commerce and in community-building activities. As currently contemplated, NextPlat Digital will facilitate the creation/minting, purchase and sale of a broad range of NFT products, including, but not limited to, art, music, collectables, digital real estate, video games and game items. NextPlat Digital, as currently planned, will be used by us to create both (a) public marketplaces, for us and third-parties, where anyone with a crypto wallet can buy and sell their own NFTs, and (b) private market places that only allow a particular company or entity to sell their own NFTs (such as for the promotion of a particular brand or product). We anticipate that NextPlat Digital will be substantially complete within the next six to nine months.

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

There is we believe a fast growing, multi-billion-dollar global market for a small and cost-effective solution for receiving and processing mobile voice and data communications from remote locations used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. Over the past two decades, the global mobile satellite services market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the devices, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. We believe our solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities, as well as recreational users. We do not tailor our products and services to different types of customers as in our experience military, non-profit, government and recreational users tend to purchase the same types of products and services.

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

Our competitive strengths

We believe that the following strengths contribute to our success:

●	Our global presence enables us to compete in various markets around the world, with our multi-lingual personnel allowing us to respond to global customer inquiries with 24/7/365 customer support

●	Our significant expertise in global e-commerce sales, allowing us to maintain a competitive advantage over traditional methods of purchase through “brick and mortar” stores. This has taken a particular import during the recent COVID-19 pandemic

●	Our significant levels of inventory stored in fulfillment centers around the world enable us to quickly secure customer orders against competitors who may not hold available inventory

●	Economies of scale of a leading provider of MSS product allows us to offer competitive prices for our products

●	Long-term contracts and experience with Globalstar allow us to compete competitively on satellite tracking opportunities

●	A diverse customer base with no single customer representing more than 1.5% of our annual gross sales revenue, and no single country representing more than 25% of our gross annual sales revenue as of December 31, 2021. This diversification reasonably permits the Company not to rely on any single customer, or group of customers, on any single product line, or any specific geographic area. Our Amazon sales represent the majority of our sales effort in the last 24 months.

Our business strategy

We intend to achieve our mission and further grow our business by pursuing the following strategies:

●	Increased product offerings - we are constantly increasing our product lines and offerings and will continue to do so in the future.

●	Marketplace expansion – We intend to open new global e-commerce storefronts around the world to develop sales in new markets.

●	Government sourced revenue - We intend to target US government/GSA sales which have not historically represented a significant part of our sales revenue. We will also recruit experienced government sales professionals to assist with this plan. We plan to become an approved seller on the US Government’s GSA Schedule, which gives federal, and in some cases state and local buyers, access to a great number of commercial products and services at negotiated ceiling prices. Schedule purchases represent approximately 21% of overall federal procurement spending.

●	Product innovation - We will continue to launch innovative own branded products, such as our SolarTrack solar powered satellite tracking device, to differentiate us and gain a competitive edge over other MSS suppliers.

●	Future acquisitions - We will seek suitable acquisition opportunities to further increase our scale, expand sales and access in new markets and sectors.

●	E-Commerce Platforms - Expanding beyond our current global network of online storefronts serving thousands of consumers, enterprises, and governments, we intend to develop a next generation platform for digital assets built for Web3. Our new platform, which is currently in the design and development phase in collaboration with consultants and contracted developers, will enable the use of a range of digital assets, including NFTs, in e-commerce and in community-building activities.

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

Sources and Availability of Components

Certain materials and equipment for our products are custom made for those products and are dependent upon either a single or limited number of suppliers. Failure of a supplier could cause delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components is inferior or unacceptable. As a result of COVID-19 and related supply chain constraints, we have experienced shortages in inventory due to manufacturing and logistical issues.

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

We have incurred significant net losses since our inception. For the years ended December 31, 2021, 2020, and 2019, we have incurred net losses of $8.1 million, $2.8 million, and $1.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $21,986,215. We expect to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. We expect to incur additional losses as a result of the costs associated with operating as a public company.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Summary of Risk Factors

Risks Related to Our Business

●	We have a history of net losses and we are uncertain about our future profitability.
●	Supply chain and shipping disruptions have resulted in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, operating results and financial condition.
●	Our dependence on key suppliers puts us at risk of interruptions in the availability of our products, which could reduce our revenue and adversely affect our results of operations.
●	Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
●	We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.
●	Sustained investment in our business, strategic acquisitions and investments, as well as our focus on long-term performance, and on maintaining the health of our new e-commerce ecosystem, may negatively affect our margins and our net income, if any.
●	Concentration of ownership by our principal stockholders may result in control by such stockholders of the composition of our board of directors.
●	We will become subject to a broad range of laws and regulations, and future laws and regulations may impose additional requirements and other obligations that could materially and adversely affect our business, financial condition and results of operations, as well as the trading prices of our securities.
●	If we are successful in implementing our business strategy we will generate and process a large amount of data, including personal data, and the improper use or disclosure of data could result in regulatory investigations and penalties, and harm our reputation and have a material adverse effect on the trading prices of our securities, our business and our prospects.
●	Our sales may be impacted should there be a disruption of service to our Amazon or Alibaba online storefronts.
●	Creating and maintaining a trusted status of our online marketing presence or ecosystem will be critical to our viability and growth.
●	Any termination or material change in our relationship with Amazon or Alibaba could have a material adverse effect on our business, financial condition, results of operations and prospects.
●	We may not be able to maintain and improve our online marketing.
●	We face challenges in expanding our international and cross-border businesses and operations.
●	We are heavily reliant on the services of certain executive officers and the departure or loss of any of these officers could disrupt our business.
●	A significant portion of our revenues are from sales of products on Amazon and any limitation or restriction, temporarily or otherwise, to sell on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.
●	If logistics service providers used by our merchants fail to provide reliable logistics services, our business and prospects, as well as our financial condition and results of operations, may be materially and adversely affected.
●	Our e-commerce platforms could be disrupted by network interruptions.
●	Security breaches and attacks against our systems and network, and any potentially resulting breach or failure to otherwise protect personal, confidential and proprietary information, could damage our reputation and negatively impact our business, as well as materially and adversely affect our financial condition and results of operations.
●	Non-compliance with, or changes in, the legal and regulatory environment in the countries in which we operate could increase our costs or reduce our net operating revenues.
●	Tightening of tax compliance efforts that affect our merchants could materially and adversely affect our business, financial condition and results of operations.

Risks Related To Digital Assets

●	We may lose our private keys to our digital wallets, causing a loss of all of our digital assets.
●	The storage and custody of our digital assets that we may potentially acquire or hold in the future are subject to cybersecurity breaches and adverse software events.
●	Our digital assets may be subject to loss, theft, hacking, fraud risks and restriction on access.
●	Incorrect or fraudulent digital asset transactions may be irreversible.
●	Acceptance and widespread use of digital assets is uncertain.
●	Individuals or entities with substantial holdings may engage in large-scale sales or distributions, either on non- market terms or in the ordinary course, which could disproportionately and negatively affect the market, result in a reduction in the price of the digital asset and materially and adversely affect the price of our common stock.

●	Because there has been limited precedent set for financial accounting for digital assets, the determinations that we have made for how to account for digital assets transactions may be subject to change.
●	The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in digital assets is subject to a variety of factors that are difficult to evaluate.
●	Banks and financial institutions may not provide banking services, or may cut off services, to businesses that distribute digital assets, provide digital asset-related services or that accept digital assets as payment.
●	We may face risks of Internet disruptions, which could have a material adverse effect on the price of digital assets.

Risks Related to Doing Business in China

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business, financial conditions and results of operations.
●	Uncertainties with respect to China’s PRC legal system could adversely affect us.
●	Recent litigation and negative publicity surrounding China-based companies listed in the United States may negatively impact the trading price of our securities.
●	Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment.
●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

Risks Related to Our Business

We have a history of net losses and we are uncertain about our future profitability.

We have incurred significant net losses since our inception. For the years ended December 31, 2021, 2020, and 2019, we have incurred net losses of $8.1 million, $2.8 million, and $1.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $21,986,215. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.

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

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing and logistics issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel. Our results of operations for the year ended December 31, 2021 reflect this impact; however, we expect that this trend may continue, and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted.

An occurrence of a widespread health epidemic or other outbreaks or natural disasters could have a material adverse effect on our business, financial condition and results of operations.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as swine flu, avian influenza, severe acute respiratory syndrome, or SARS, Ebola, Zika or COVID-19; natural disasters, such as snowstorms, earthquakes, fires or floods; or other events, such as wars, acts of terrorism, environmental accidents, power shortages or communication interruptions. The occurrence of a disaster or a prolonged outbreak of an epidemic illness or other adverse public health developments could materially disrupt our industry and our business and operations, and have a material adverse effect on our business, financial condition and results of operations. For example, these events could cause a temporary closure of the facilities we use for our operations or severely impact consumer behaviors and the operations of merchants, business partners and other participants in our ecosystem. Our operations could also be disrupted if any of our employees or employees of our business partners were suspected of contracting an epidemic disease, since this could require us or our business partners to quarantine some or all of these employees or disinfect the facilities used for our operations. In addition, our revenue and profitability could be materially reduced to the extent that a natural disaster, health epidemic or other outbreak harms the global economy in general.

Supply chain and shipping disruptions have resulted in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, operating results and financial condition.

Supply chain disruptions, resulting from factors such as the COVID-19 pandemic, labor supply and shipping container shortages, have impacted, and may continue to impact, us and our third-party manufacturers and suppliers. These disruptions have impacted our ability to receive products from manufacturers and suppliers, to distribute our products to our customers in a cost-effective and timely manner and to meet customer demand, all of which could have an adverse effect on our financial condition and results of operations.

While we have taken steps to minimize the impact of these disruptions, there can be no assurances that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impact that supply chain disruptions have on our manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease or ease. Prolonged supply chain disruptions impacting us and our manufacturers and suppliers could interrupt product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. In addition, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

The United Kingdom’s departure from the EU could adversely affect us.

We sell our products and services in the United Kingdom (the “UK”) and throughout Europe. In particular, the UK is one of our largest markets in Europe for product and airtime sales. On June 23, 2016, the UK voted in an advisory referendum for the UK to leave the European Union (the “EU”) and, subsequently, on March 29, 2017, the UK government began the formal process of leaving the EU (“Brexit”). The UK withdrew from the EU on January 31, 2020. Effective January 1, 2021, the EU and UK entered into the Trade and Cooperation Agreement regarding trade policies and other political and strategic issues. The future consequences of Brexit are unknown at this time, but Brexit has created additional administrative burden and legal, regulatory, and currency risk that may have a materially adverse impact on our business. Furthermore, this uncertainty could negatively impact the economies of other countries in which we operate.

The decision by British voters to exit the European Union may negatively impact our operations, pricing and profitability.

The June 2016 referendum by British voters to exit the European Union adversely impacted global markets and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Following the U.K.’s departure from the European Union on December 31, 2020 volatility in exchange rates and in U.K. interest rates may continue. In the near term, a weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations to be translated into fewer U.S. dollars; a weaker British pound compared to other currencies increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations; and a higher U.K. interest rate may have a dampening effect on the U.K. economy. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the effect of the trade and regulatory terms of the Brexit agreement announced on December 23, 2020 and which took effect on January 1, 2021.

Currency exchange rate fluctuations may affect our results of operations.

To the extent that we are successful in broadening the reach of our online e-commerce marketing into other countries we will have transactions denominated in an increasing number and variety of currencies. We will be subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. Fluctuations in currency exchange rates may therefore have an impact on our results as expressed in U.S. dollars. There can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. While the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2021, we had cash on hand of $17,267,978. If cash on hand, cash generated from operations, and the net proceeds from prior offerings are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financings. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

Sustained investment in our business, strategic acquisitions and investments, as well as our focus on long-term performance, and on maintaining the health of our new e-commerce ecosystem, may negatively affect our margins and our net income, if any.

We will continue to increase our spending and investments in our business, including in organic development and growth of new businesses, strategic acquisitions and other initiatives. Investments in our business include:

●	expanding and enhancing our core e-commerce offerings, including our marketplaces and new formats and features, our logistics network and capacities, our merchandising and supply chain capabilities, consumer services business, and international businesses;
●	supporting our merchants, acquiring and retaining users and enhancing consumer experience and user engagement;
●	strengthening and expanding various facilities and increasing our employee headcount;
●	researching and developing new technologies, including digital assets, and improving our technological infrastructure; and cloud computing capacity;
●	incubating new business initiatives.

Although we believe these investments are crucial to our viability and future growth, they will have the effect of increasing our costs and lowering our margins and profit, and this effect may be significant in the short term and potentially over longer periods.

We intend to make, strategic investments, acquisitions and joint ventures to further strengthen our business. We may make strategic investments, acquisitions and joint ventures in a range of areas either directly related to one or more of our businesses, or related to the infrastructure, technology, services or products that support our businesses and marketing platforms. Our strategic investments, acquisitions and joint ventures may adversely affect our financial results, at least in the short term. As a result of business or financial underperformance, regulatory scrutiny or compliance reasons, we may need to divest interests in, or terminate business cooperation with, businesses and entities in which we have invested capital and other resources, which may adversely affect our financial results, ability to conduct investments in similar businesses, reputation and growth prospects, as well as the trading prices of our securities. There can be no assurance that we will be able to grow our acquired or invested businesses, or realize returns, benefits of synergies and growth opportunities we expect in connection with these investments and acquisitions.

Failure to maintain or improve our technology infrastructure could harm our business and prospects.

We are in the process of upgrading our platforms to provide increased scale, improved performance, additional capacity and additional built-in functionality, including functionality related to security. Adopting new products and maintaining and upgrading our technology infrastructure require significant investments of time and resources. Any failure to maintain and improve our technology infrastructure could result in unanticipated system disruptions, slower response times, impaired user experience and delays in reporting accurate operating and financial information. If we experience problems with the functionality and effectiveness of our software, interfaces or platforms, or are unable to maintain and continuously improve our technology infrastructure to handle our business needs, our business, financial condition, results of operations and prospects, as well as our reputation and brand, could be materially and adversely affected.

In addition, our technology infrastructure and services incorporate third-party developed software, systems and technologies, as well as hardware purchased or commissioned from third-party and overseas suppliers. As our technology infrastructure and services expand and become increasingly complex, we face increasingly serious risks to the performance and security of our technology infrastructure and services that may be caused by these third-party developed components, including risks relating to incompatibilities with these components, service failures or delays or difficulties in integrating back-end procedures on hardware and software. We also need to continuously enhance our existing technology. Otherwise, we face the risk of our technology infrastructure becoming unstable and susceptible to security breaches. This instability or susceptibility could create serious challenges to the security and uninterrupted operation of our platforms and services, which would materially and adversely affect our business and reputation.

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

As of March 28, 2022, our existing principal stockholders, executive officers, directors and their affiliates beneficially own approximately 39.5% of our outstanding shares of common stock, and our Executive Chairman and Chief Executive Officer, Charles M. Fernandez received a restricted stock award of 600,000 shares of our common stock on May 27, 2021 (which will vest in three equal installments over three years). In addition, such parties may acquire additional control by purchasing stock that we may issue in connection with our future fundraising efforts. As a result, these stockholders may now and in the future be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2022 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

We may not be able to protect our intellectual property rights.

We rely on a combination of trademark, fair trade practice, patent, copyright and trade secret protection laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property rights. We may not be able to effectively protect our intellectual property rights or to enforce our contractual rights. In addition, policing any unauthorized use of our intellectual property is difficult, time-consuming and costly and the steps we have taken may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, this litigation could result in substantial costs and a diversion of our managerial and financial resources.

There can be no assurance that we will prevail in any litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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

We will become subject to a broad range of laws and regulations, and future laws and regulations may impose additional requirements and other obligations that could materially and adversely affect our business, financial condition and results of operations, as well as the trading prices of our securities.

The industries in which we plan to operate, including online and mobile commerce, digital media, digital assets, and entertainment and other online content offerings, as well as certain important business processes, including those that may be deemed as relating to payment and settlement of funds, are highly regulated. Government authorities across the globe are likely to continue to issue new laws, rules and regulations and enhance enforcement of existing laws, rules and regulations in these industries. They have imposed, and may continue to impose, requirements or restrictions relating to, among other things, the provision of certain regulated products or services through platforms, new and additional licenses, permits and approvals, renewals and amendments of licenses, or governance or ownership structures, on us or certain of our businesses and our users. Failure to obtain and maintain such required licenses or approvals may materially and adversely affect our business.

If we are successful in implementing our business strategy we will generate and process a large amount of data, including personal data, and the improper use or disclosure of data could result in regulatory investigations and penalties, and harm our reputation and have a material adverse effect on the trading prices of our securities, our business and our prospects.

If we are successful in implementing our business strategy we will generate and process a large amount of data. Our privacy policies concerning the collection, use and disclosure of personal data are posted on our platforms. We face risks inherent in handling and protecting large volumes of data, especially consumer data. In particular, we face a number of challenges relating to data from transactions and other activities on our platforms, including:

●	protecting the data in and hosted on our system, including against attacks on our system or unauthorized use by outside parties or fraudulent behavior or improper use by our employees;

●	addressing concerns, challenges, negative publicity and litigation related to data privacy, collection, use and actual or perceived sharing for promotional and other purposes (including sharing among our own businesses, with business partners or regulators, and concerns among the public about the alleged discriminatory treatment adopted by Internet platforms based on user profile), safety, security and other factors that may arise from our existing businesses or new businesses and technologies, such as new forms of data (for example, biometric data, location information and other demographic information); and

●	complying with applicable laws, rules and regulations relating to the collection (from users and other third-party systems or sources), use, storage, transfer, disclosure and security of personal data, including requests from data subjects and regulatory and government authorities.

Our business is subject to complex and evolving domestic and international laws and regulations regarding privacy and data protection. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to our data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect our business.

Regulatory authorities around the world have implemented and are considering further legislative and regulatory proposals concerning data protection. New laws and regulations that govern new areas of data protection or impose more stringent requirements may be introduced in jurisdictions where we may conduct business or may expand into. It is possible that existing or newly- introduced laws and regulations, or their interpretation, application or enforcement, could significantly affect the value of our data, force us to change our data and other business practices and cause us to incur significant compliance costs.

As we further expand our operations into international markets, we will be subject to additional laws in other jurisdictions where we operate and where our consumers, users, merchants, customers and other participants are located. The laws, rules and regulations of other jurisdictions may be more comprehensive, detailed and nuanced in their scope, and may impose requirements and penalties that conflict with, or are more stringent than, those to which we are currently subject. In addition, these laws, rules and regulations may restrict the transfer of data across jurisdictions, which could impose additional and substantial operational, administrative and compliance burdens on us, and may also restrict our business activities and expansion plans, as well as impede our data-driven business strategies. Complying with laws and regulations for an increasing number of jurisdictions could require significant resources and costs.

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

For the year ended December 31, 2021, approximately 63.6% of our revenues are from sales of products on Amazon and any limitation or restriction, temporarily or otherwise, to sell on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition, and prospects.

Approximately 63.6% of our products are sold on Amazon and are subject to Amazon’s terms of service and various other Amazon seller policies that apply to third parties selling products on Amazon’s marketplace. Amazon’s terms of service provide, among other things, that it may terminate or suspend its agreement with any seller or any of its services being provided to a seller at any time and for any reason. In addition, if Amazon determines that any seller’s actions or performance, including ours, may result in violations of its terms or policies, or create other risks to Amazon or to third parties, then Amazon may in its sole discretion withhold any payments owed for as long as Amazon determines any related risk to Amazon or to third parties persist. Further, if Amazon determines that any seller’s, including our, accounts have been used to engage in deceptive, fraudulent or illegal activity, or that such accounts have repeatedly violated its policies, then Amazon may in its sole discretion permanently withhold any payments owed. In addition, Amazon in its sole discretion may suspend a seller account and product listings if Amazon determines that a seller has engaged in conduct that violates any of its policies. Any limitation or restriction on our ability to sell on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. We also rely on services provided by Amazon’s fulfillment platform which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. Any inability to market our products for sale with delivery could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

Our sales may be impacted should there be a disruption of service to our Amazon or Alibaba online storefronts.

The Company’s Amazon online marketplaces represented approximately 63.6% and 73.3% of total sales for the years ended December 31, 2021 and 2020, respectively. In July 2021 we commenced sales through the Alibaba storefront. We anticipate that these marketplaces will represent a significant portion of our sales for the foreseeable future. Should there be a disruption of Amazon or Alibaba services or our ability to maintain storefronts with Amazon or Alibaba, our sales will likely decrease and we would have to seek other distribution methods to sell our products online, which may be costly. In addition, if and to the extent the cost structure of the Amazon marketplace listing changes, such increase could have a material adverse effect on the Company’s sales through this platform.

Creating and maintaining a trusted status of our online marketing presence or ecosystem will be critical to our viability and growth, and any failure to do so could severely damage our reputation, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

Any loss of trust in our online presence could harm our reputation, and could result in consumers, merchants, brands, retailers, intellectual property holders and other participants reducing their levels of activity, which could materially reduce our revenue and profitability, if any. Our ability to maintain trust in our online capabilities will based in large part upon:

●	the quality, value and functionality of products and services offered;
●	the reliability and integrity of our company and our e-commerce websites, as well as of the merchants,
●	software developers, logistics providers, service providers, intellectual property holders and other participants in our ecosystem;

●	our commitment to high levels of service;
●	the safety, security and integrity of the data on our systems, and those of other participants on our e-commerce websites;
●	the strength of our measures to protect consumers and intellectual property rights owners; and
●	our ability to provide reliable and trusted payment and escrow services through our arrangements with third party service providers.

Our current plans contemplate that we will expand our online marketing presence primarily via the Alibaba ecosystem. Any termination or material change in our relationship with Amazon or Alibaba could have a material adverse effect on our business, financial condition, results of operations and prospects.

Any termination or material change in our relationship with Amazon or Alibaba could have a material adverse effect on our business, financial condition, results of operations and prospects. We expect that Alibaba will represent one of our primary online marketing channels. Any adverse development in our relationship with these online markets could result in an immediate and significant adverse impact in our online marketing presence, revenues, operating results and financial condition. It could also result in a loss of trust by consumers, merchants, brands, retailers, intellectual property holders and other participants reducing their levels of activity, which could further materially reduce our revenues and profitability, if any.

We may not be able to maintain or grow our revenue or our business.

Our revenue growth also depends on our ability to grow our core businesses, newly-developed businesses, as well as businesses that we may acquire or which we may consolidate. We are exploring and will continue to explore in the future new business initiatives, including in industries and markets in which we have limited or no experience, as well as new business models, that may be untested, including digital assets. Developing new businesses, initiatives and models requires significant investments of time and resources, and may present new and difficult technological, operational and compliance challenges. Particularly in the e-commerce space, we face various challenges while facilitating the convergence of online and offline retail and digitalization of offline business operations. Many of these challenges may be specific to business areas with which we do not have sufficient experience. Also, as we grow our direct sales businesses, we face new and increased risks, such as risks relating to inventory procurement and management, including failure to stock sufficient inventory to meet demands or additional costs or write-offs resulting from overstocking, supply chain management, accounts receivable and related potential impairment charges, as well as new and heightened regulatory requirements and increased liabilities to which we are subject as operators of direct sales businesses, including those relating to consumer protection, customs and permits and licenses, and allegations of unfair business practices. Failure to adequately address these and other risks and challenges relating to our direct sales business may harm our relationship with customers and consumers, adversely affect our business and results of operations and subject us to regulatory scrutiny or liabilities. We may encounter difficulties or setbacks in the execution of various growth strategies, and those strategies may not generate the returns we expect within the timeframe we anticipate, or at all. In addition, our overall revenue growth may slow or our revenues may decline for other reasons, including increasing customer acquisition costs, increasing competition, disruptions to the global economy from pandemics, natural disasters or other events, as well as changes in the geopolitical landscape, government policies or general economic conditions. As our revenue grows to a higher base level, our revenue growth rate may slow in the future.

If we are unable to compete effectively, our business, financial condition and results of operations would be materially and adversely affected.

We face intense competition from established Internet companies, as well as from global and regional e-commerce players. These areas of our business are subject to rapid market change, the introduction of new business models, and the entry of new and well-funded competitors. Increased investments made and lower prices offered by our competitors may require us to divert significant managerial, financial and human resources in order to remain competitive, and ultimately may reduce our market share and negatively impact the profitability of our business.

Our ability to compete depends on a number of factors, some of which may be beyond our control, including alliances, acquisitions or consolidations within our industries that may result in stronger competitors, technological advances, shifts in customer preferences and changes in the regulatory environment in the markets we operate. Existing and new competitors may leverage their established platforms or market positions, or introduce innovative business models or technologies, to launch highly-engaging content, products or services that may attract a large user base and achieve rapid growth, which may make it more challenging for us to acquire new customers and materially and adversely affect our business expansion and results of operations.

If we are not able to compete effectively, the level of economic activity and user engagement in our ecosystem may decrease and our market share and profitability may be negatively affected, which could materially and adversely affect our business, financial condition and results of operations, as well as our reputation and brand.

We may not be able to maintain and improve our online marketing, which could negatively affect our business and prospects.

Our ability to maintain a healthy and vibrant ecosystem among consumers, merchants, brands, retailers, Intellectual Property holders and other participants is critical to our success. The extent to which we are able to create, maintain and strengthen these market channels depends on our ability to:

●	offer secure and open e-commerce websites for all participants and balance the interests of these participants;
●	provide a wide range of high-quality product offerings to consumers;
●	attract and retain a wide range of consumers, merchants, brands and retailers;
●	provide effective technologies, infrastructure and services that meet the evolving needs of consumers, merchants, brands, retailers and other ecosystem participants;
●	arrange secure and trusted payment settlement services;
●	address user concerns with respect to data security and privacy;
●	improve our logistics data and coordinate fulfillment and delivery services with logistics service providers;
●	attract and retain third-party service providers that are able to provide quality services on commercially reasonable terms to our merchants, brands, retailers and other ecosystem participants;
●	maintain the quality of our customer service; and
●	continue adapting to the changing demands of the market.

In addition, changes we make to our current operations to enhance and improve our online presence or to comply with regulatory requirements may be viewed positively from one participant group’s perspective, such as consumers, but may have negative effects from another group’s perspective, such as merchants. If we fail to balance the interests of all participants in our ecosystem, consumers, merchants, brands, retailers and other participants may spend less time, mind share and resources on our platforms and may conduct fewer transactions or use alternative platforms, any of which could result in a material decrease in our revenue and net income.

If we are not able to continue to innovate or if we fail to adapt to changes in our various industries, our business, financial condition and results of operations would be materially and adversely affected.

The e-commerce business is subject to rapidly changing technology, evolving industry standards, new mobile apps and protocols, new products and services, new media and entertainment content – including user-generated content – and changing user demands and trends. Furthermore, our domestic and international competitors are continuously developing innovations in personalized search and recommendation, online shopping and marketing, communications, social networking, entertainment, logistics and other services, to enhance user experience. The changes and developments taking place in our industry may also require us to re-evaluate our business model and adopt significant changes to our long-term strategies and business plans. Our failure to innovate and adapt to these changes and developments in a timely manner could have a material adverse effect on our business, financial condition and results of operations. Even if we timely innovate and adopt changes in our strategies and plans, we may nevertheless fail to realize the anticipated benefits of these changes or even generate lower levels of revenue as a result.

Our failure to manage the significant management, operational and financial challenges involved in growing our business and operations could harm us.

If we are successful in implementing our plans, our business will become increasingly complex as the scale, diversity and geographic coverage of our business and our workforce continue to expand through both organic growth and acquisitions. This expansion will place a significant strain on our management, operational and financial resources. The challenges involved in expanding our businesses require our employees to handle new and expanded responsibilities and duties. If our employees fail to adapt to the expansion or if we are unsuccessful in hiring, training, managing and integrating new employees or retraining and expanding the roles of our existing employees, our business, financial condition and results of operations may be materially harmed. Moreover, our current and planned staffing, systems, policies, procedures and controls may not be adequate to support our future operations. To effectively manage continuing expansion and growth of our operations and workforce, we will need to continue to improve our personnel management, transaction processing, operational and financial systems, policies, procedures and controls, which could be particularly challenging as we acquire new operations with different and incompatible systems in new industries or geographic areas. These efforts will require significant managerial, financial and human resources. There can be no assurance that we will be able to effectively manage our growth or to implement all these systems, policies, procedures and control measures successfully. If we are not able to manage our growth effectively, our business and prospects may be materially and adversely affected.

We face risks relating to our acquisitions, investments and alliances.

We expect to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions of businesses, technologies, services, products and other assets, as well as strategic investments, joint ventures, licenses and alliances. At any given time we may be engaged in discussing or negotiating a range of these types of transactions. These transactions involve significant challenges and risks, including:

●	difficulties in, and significant and unanticipated additional costs and expenses resulting from, integrating into our business the large number of personnel, operations, products, services, technology, internal controls and financial reporting of the businesses we acquire;
●	disruption of our ongoing business, distraction of and significant time and attention required from our management and employees and increases in our expenses;
●	departure of skilled professionals and proven management teams of acquired businesses, as well as the loss of established client relationships of those businesses we invest in or acquire;
●	for investments over which we may not obtain management and operational control, we may lack influence over the controlling partners or shareholders, or may not have aligned interests with those of our partners or other shareholders;
●	additional or conflicting regulatory requirements, heightened restrictions on and scrutiny of investments, acquisitions and foreign ownership in other jurisdictions, on national security grounds or for other reasons, regulatory requirements such as filings and approvals under the anti-monopoly and competition laws, rules and regulations, the risk that acquisitions or investments may fail to close, due to political and regulatory challenges or protectionist policies, as well as related compliance and publicity risks;
●	actual or alleged misconduct, unscrupulous business practices or non-compliance by us or any company we acquire or invest in or by its affiliates or current or former employees, whether before, during or after our acquisition or investments;
●	difficulties in identifying and selecting appropriate targets and strategic partners, including potential loss of opportunities for strategic transactions with competitors of our investee companies and strategic partners; and
●	difficulties in conducting sufficient and effective due diligence on potential targets and unforeseen or hidden liabilities or additional incidences of non-compliance, operating losses, costs and expenses that may adversely affect us following our acquisitions or investments or other strategic transactions.

These and other risks could lead to negative publicity, increased regulatory scrutiny, litigation, government inquiries, investigations, actions or penalties against us and the companies we invest in or acquire on the ground of non-compliance with regulatory requirements, or even against our other businesses, and may force us to incur significant additional expenses and allocate significant management and human resources to rectify or improve these companies’ corporate governance standards, disclosure controls and procedures or internal controls and systems. As a result, we may experience significant difficulties and uncertainties carrying out investments and acquisitions, and our growth strategy, reputation and/or the trading prices of our securities may be materially and adversely affected.

We face challenges in expanding our international and cross-border businesses and operations.

In addition to risks that generally apply to our acquisitions and investments, we face risks associated with expanding into an increasing number of markets where we have limited or no experience, we may be less well-known or have fewer local resources and we may need to localize our business practices, culture and operations. We also face protectionist or national security policies that could, among other things, hinder our ability to execute our business strategies and put us at a competitive disadvantage relative to domestic companies in other jurisdictions.

In addition, compliance with cross-border e-commerce tax laws that apply to our businesses will also affect a number of our businesses, increase our compliance costs and subject us to additional risks. Failure to manage these risks and challenges could negatively affect our ability to expand our international and cross-border businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.

Our business operations and financial position may be materially and adversely affected by any economic slowdown.

Our revenue and net income are impacted to a significant extent by economic conditions in globally, as well as economic conditions specific to our business. The global economy, markets and levels of spending by businesses and consumers are influenced by many factors beyond our control, including pandemics and other natural disasters.

We are heavily reliant on Charles Fernandez, our Executive Chairman and Chief Executive Officer, and the departure or loss of Mr. Fernandez could disrupt our business.

The Company depends heavily on the continued efforts of Charles Fernandez, our Executive Chairman and Chief Executive Officer. Mr. Fernandez’s services are essential to the Company’s strategic vision and would be difficult to replace. The departure or loss of Mr. Fernandez, or the inability to timely hire and retain a qualified replacement, could negatively impact the Company’s ability to manage its business.

We are heavily reliant on David Phipps, our President and Chief Executive Officer of Global Operations and a director, and the departure or loss of David Phipps could disrupt our business.

The Company depends heavily on the continued efforts of David Phipps, our President and Chief Executive Officer of Global Operations and a director. Mr. Phipps is the founder of Global Telesat Communications LTD (“GTC”) and is essential to the Company’s day-to-day operations and would be difficult to replace. The departure or loss of Mr. Phipps, or the inability to timely hire and retain a qualified replacement, could negatively impact the Company’s ability to manage its business.

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

We depend on key management as well as experienced and capable personnel generally, and any failure to attract, motivate and retain our staff could severely hinder our ability to maintain and grow our business.

Our future success is significantly dependent upon the continued service of our key executives and other key employees, particularly in new business areas we are expanding into. If we lose the services of any member of management or key personnel, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new staff.

As our business develops and evolves, it may become difficult for us to continue to retain our employees. A number of our employees, including many members of management, may choose to pursue other opportunities outside of us. If we are unable to motivate or retain these employees, our business may be severely disrupted and our prospects could suffer.

The size and scope of our ecosystem also require us to hire and retain a wide range of capable and experienced personnel who can adapt to a dynamic, competitive and challenging business environment. We will need to continue to attract and retain experienced and capable personnel at all levels, including members of management, as we expand our business and operations. Our various incentive initiatives may not be sufficient to retain our management and employees. Demand for talent in our industry is intense, and the availability of suitable and qualified candidates is limited. Competing demand for qualified personnel could cause us to offer higher compensation and other benefits to attract and retain them. Even if we were to offer higher compensation and other benefits, there can be no assurance that these individuals will choose to join or continue to work for us. Any failure to attract or retain key management and personnel could severely disrupt our business and growth.

Failure to deal effectively with fraudulent or illegal activities by our employees, business partners or service providers would harm our business.

Illegal, fraudulent, corrupt or collusive activities or misconduct, whether actual or perceived, by our employees could subject us to liability or negative publicity, which could severely damage our brand and reputation. We will implement internal controls and policies with regard to the review and approval of merchant accounts, interactions with business partners and government officials, account management, sales activities, data security and other relevant matters. However, there can be no assurance that our controls and policies will prevent fraud, corrupt or illegal activity or misconduct by our employees or that similar incidents will not occur in the future. As we expand our operations, in particular our businesses that provide services to governments and public institutions, we are subject to additional internal control and compliance requirements relating to corrupt and other illegal practices by our employees, and we may also be held liable for misconduct by our business partners and service providers. Failure to comply or ensure our employees, business partners and service providers to comply with these requirements, whether alleged or actual, could subject us to regulatory investigations and liabilities, which would materially and adversely affect our business operations, customer relationships, reputation and the trading price of our securities.

If logistics service providers used by our merchants fail to provide reliable logistics services, our business and prospects, as well as our financial condition and results of operations, may be materially and adversely affected.

Interruptions to or failures in logistics services could prevent the timely or proper delivery of products to consumers, which would negatively impact our competitive position as well as harm the reputation of our ecosystem and the businesses we operate. These interruptions or failures may be due to events that are beyond the control of any of these logistics service providers, such as inclement weather, natural disasters, the COVID-19 pandemic, other pandemics or epidemics, accidents, transportation disruptions, including special or temporary restrictions or closings of facilities or transportation networks due to regulatory or political reasons, or labor unrest or shortages. These logistics services could also be affected or interrupted by business disputes, industry consolidation, insolvency or government shut downs. The merchants in our ecosystem may not be able to find alternative logistics service providers to provide logistics services in a timely and reliable manner, or at all. If the products sold by merchants in our ecosystem are not delivered in proper condition, on a timely basis or at shipping rates that are commercially acceptable to marketplace participants, our business and prospects, as well as our financial condition and results of operations could be materially and adversely affected.

Failure to deal effectively with any fraud perpetrated and fictitious transactions conducted in our ecosystem, and other sources of customer dissatisfaction, would harm our business.

Although we are implementing various measures to detect and reduce the occurrence of fraudulent activities in connection with other businesses we operate, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among our consumers, merchants and other participants. Additional measures that we take to address fraud could also negatively affect the attractiveness of our marketplaces and other businesses we operate to consumers or merchants. In addition, merchants on our marketplaces contribute to a fund to provide consumer protection guarantees. If our merchants do not perform their obligations under these programs, we may use funds that have been deposited by merchants in a consumer protection fund to compensate consumers. If the amounts in the fund are not sufficient, we may choose to compensate consumers for losses, although currently we are not legally obligated to do so. If, as a result of regulatory developments, we are required to compensate consumers, we would incur additional expenses. Although we have recourse against our merchants for any amounts we incur, there can be no assurance that we would be able to collect these amounts from our merchants.

Government authorities, industry watchdog organizations or other third parties may issue reports or engage in other forms of public communications concerning alleged fraudulent or deceptive conduct on our platforms. Negative publicity and user sentiment generated as a result of these reports or allegations could severely diminish consumer confidence in and use of our services, reduce our ability to attract new or retain current merchants, consumers and other participants, damage our reputation, result in shareholder or other litigation, diminish the value of our brand, and materially and adversely affect our business, financial condition and results of operations.

The control deficiencies in our internal control over financial reporting may, until remedied, cause errors in our financial statements or cause our filings with the SEC to not be timely.

As of the end of the period ended December 31, 2021, our certifying officers have concluded that the Company’s disclosure controls and procedures were not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. We believe our disclosure controls and procedures were and remain not effective due to our limited internal audit functions and lack of ability to have multiple levels of transaction review in our internal control over financial reporting as of December 31, 2021, including those related to (i) a lack of segregation of duties within accounting functions, and (ii) the need for a new accounting system to effectively manage our increased volume of transactions. If we do not remedy our internal control over financial reporting or disclosure controls and procedures, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

Our e-commerce platforms could be disrupted by network interruptions.

Our e-commerce platforms depend on the efficient and uninterrupted operation of our computer and communications systems. System interruptions and delays may prevent us from efficiently processing the large volume of transactions on our marketplaces and other businesses we operate.

Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities, including power outages, system failures, telecommunications delays or failures, construction accidents, break-ins to IT systems, computer viruses or human errors, could result in delays in or temporary outages of our platforms or services, loss of our, consumers’ and customers’ data and business interruption for us and our customers. Any of these events could damage our reputation, significantly disrupt our operations and the operations of the participants in our ecosystem and subject us to liability, heightened regulatory scrutiny and increased costs, which could materially and adversely affect our business, financial condition and results of operations.

Natural disasters or terrorist attacks could have an adverse effect on our business.

Natural disasters, terrorist acts or acts of war may cause equipment failures or disrupt our systems and operations. A failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation.

Security breaches and attacks against our systems and network, and any potentially resulting breach or failure to otherwise protect personal, confidential and proprietary information, could damage our reputation and negatively impact our business, as well as materially and adversely affect our financial condition and results of operations.

Our cybersecurity measures may not detect, prevent or control all attempts to compromise our systems or risks to our systems, including distributed denial-of-service attacks, viruses, Trojan horses, malicious software, break-ins, phishing attacks, third-party manipulation, security breaches, employee misconduct or negligence or other attacks, risks, data leakage and similar disruptions that may jeopardize the security of data stored in and transmitted by our systems or that we otherwise maintain. Breaches or failures of our cybersecurity measures could result in unauthorized access to our systems, misappropriation of information or data, deletion or modification of user information, or denial-of-service or other interruptions to our business operations. In addition, breaches or failures of the systems and cybersecurity measures of our third-party service providers could also result in unauthorized access to our data and user information. As techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, there can be no assurance that we will be able to anticipate, or implement adequate measures to protect against, these attacks. Moreover, if the security of domain names is compromised, we will be unable to use the domain names in our business operations, which could materially and adversely affect our business operations, reputation and brand image. If we fail to implement adequate encryption of data transmitted through the networks of the telecommunications and Internet operators we rely upon, there is a risk that telecommunications and Internet operators or their business partners may misappropriate our data, which could materially and adversely affect our business operations and reputation.

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

Tightening of tax compliance efforts that affect our merchants could materially and adversely affect our business, financial condition and results of operations.

Tax legislation relating to the ecosystem is still developing. Governments may promulgate or strengthen the implementation of tax regulations that impose obligations on e-commerce companies, which could increase the costs to consumers and merchants and make our platforms less competitive in these jurisdictions. Governments may require e-commerce companies to assist in the enforcement of tax registration requirements and the collection of taxes with respect to the revenue or profit generated by merchants from transactions conducted on their platforms. We may also be requested by tax authorities to supply information about our merchants, such as transaction records and bank account information, and assist in the enforcement of other tax regulations, including the payment and withholding obligations against our merchants. As a result of more stringent tax compliance requirements and liabilities, we may lose existing merchants and potential merchants might not be willing to open storefronts on our marketplaces, which could in turn negatively affect us. Stricter tax enforcement by tax authorities may also reduce the activities by merchants on our platforms and result in liability to us. Any heightened tax law enforcement against participants in our marketing platforms (including imposition of reporting or withholding obligations on operators of marketplaces with respect to VAT of merchants and stricter tax enforcement against merchants generally) could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims under consumer protection laws, including health and safety claims and product liability claims, if property or people are harmed by the products and services sold through our platforms.

Government authorities place high importance on consumer protection. Moreover, as part of our growth strategy, we expect to increase our focus on food, food delivery, food supplements and beverages, mother care, cosmetics, baby care, pharmaceutical and healthcare products and services, as well as electronics products, both as a platform operator and as part of our directly operated business. We have also invested in companies involved in these sectors. These activities could pose increasing challenges to our internal control and compliance systems and procedures, including our control over and management of third-party service personnel, and expose us to substantial increasing liability, negative publicity and reputational damage arising from consumer complaints, harms to personal health or safety or accidents involving products or services offered through our platforms or provided by us.

Operators of e-commerce platforms are subject to certain provisions of consumer protection laws even where the operator is not the merchant of the product or service purchased by the consumer. In addition, if we do not take appropriate remedial action against merchants or service providers for actions they engage in that we know, or should have known, would infringe upon the rights and interests of consumers, we may be held jointly liable for infringement alongside the merchant or service provider.

We may also face increasing scrutiny from consumer protection regulators and activists, as well as increasingly become a target for litigation, in the United States, Europe and other jurisdictions.

Consumer complaints and associated negative publicity could materially and adversely harm our reputation and affect our business expansion. Claims brought against us under consumer protection laws, even if unsuccessful, could result in significant expenditure of funds and diversion of management time and resources, which could materially and adversely affect our business operations, net income and profitability.

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

Our reputation, our brand and our business may be harmed by aggressive marketing and communications strategies of our competitors.

Due to intense competition in our industry, we have been and may be the target of incomplete, inaccurate and false statements and complaints about us and our products and services that could damage our reputation and brand and materially deter consumers and customers from spending in our ecosystem. In addition, competitors have used, and may continue to use, methods such as lodging complaints with regulators, initiating frivolous and nuisance lawsuits, and other forms of attack litigation and “lawfare” that attempt to harm our reputation and brand, hinder our operations, force us to expend resources on responding to and defending against these claims, and otherwise gain a competitive advantage over us by means of litigious and accusatory behavior. Our ability to respond on share price-sensitive information to our competitors’ misleading marketing efforts, including lawfare, may be limited during our self-imposed quiet periods around quarter ends consistent with our internal policies or due to legal prohibitions on permissible public communications by us during certain other periods.

As of March 28, 2022, our Chief Executive Officer and Chairman and our President and Chief Executive Officer of Global Operations together held approximately 29.3% of our Company, which could create conflicts of interest between them and our other stockholders.

Messrs. Fernandez’s and Phipps’ ownership of Company common stock may create conflicts of interest or require judgments that are disadvantageous to our stockholders. The Board’s Audit Committee must review and pre-approve related party transactions. However, we cannot provide assurance that the policy will be successful in eliminating conflicts of interest.

Risks Related To Digital Assets

We may lose our private keys to our digital wallets, causing a loss of all of our digital assets.

Digital assets, such as cryptocurrencies, are stored in a so-called “digital wallet”, which may be accessed to exchange a holder’s digital assets and is controllable by the processor of both the public key and the private key relating to this digital wallet in which the digital assets are held, both of which are unique. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. If the private key is lost, destroyed, or otherwise compromised, we may be unable to access our cryptocurrencies held in the related digital wallet which will essentially be lost. If the private key is acquired by a third party, then this third party may be able to gain access to our cryptocurrencies. Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have a material adverse effect on our ability to continue as a going concern or could have a material adverse effect on our business, prospects, financial condition, and operating results.

The storage and custody of digital assets that we may potentially acquire or hold in the future are subject to cybersecurity breaches and adverse software events.

In addition to the risk of a private key loss to our digital wallet, see “Risks Related To Digital Assets -We may lose our private keys to our digital wallets, causing a loss of all of our digital assets”, the storage and custody of our digital assets could also be subject to cybersecurity breaches and adverse software events. In order to minimize risk, we plan to establish processes to manage wallets, or software programs where assets are held, that are associated with our digital asset holdings.

A “hot wallet” refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in “cold” storage, but they are also more susceptible to hackers and other technical vulnerabilities. “Cold storage” refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our digital assets.

We generally plan to hold the majority of our digital assets in cold storage to reduce the risk of malfeasance; however we may also use third-party custodial wallets and, from time to time, we may use hot wallets or rely on other options that may develop in the future. If we use a custodial wallet, there can be no assurance that such services will be more secure than cold storage or other alternatives. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict.

Regardless of the storage method, the risk of damage to or loss of our digital assets cannot be wholly eliminated. If our security procedures and protocols are ineffective and our cryptocurrency assets are compromised by cybercriminals, we may not have adequate recourse to recover our losses stemming from such compromise. A security breach could also harm our reputation. A resulting perception that our measures do not adequately protect our digital assets could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our digital assets may be subject to loss, theft, hacking, fraud risks and restriction on access.

There is a risk that some or all of our digital assets could be lost or stolen. Hackers or malicious actors may launch attacks to steal or compromise cryptocurrencies, such as by attacking the network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. Digital asset transactions and accounts are not insured by any type of government program and cryptocurrency transactions generally are permanent by design of the networks. Certain features of digital asset networks, such as decentralization, the open-source protocols, and the reliance on peer-to-peer connectivity, may increase the risk of fraud or cyber-attack by potentially reducing the likelihood of a coordinated response.

We may be in control and possession of one of the more substantial holdings of digital assets. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Cyber-attacks may also target our miners or third parties and other services on which we depend. Any potential security breaches, cyber-attacks on our operations and any other loss or theft of our digital assets, which could expose us to liability and reputational harm and could seriously curtail the utilization of our services.

Incorrect or fraudulent digital asset transactions may be irreversible.

Digital asset transactions generally are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent digital asset transactions could adversely affect our investments and assets.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the digital assets from the transaction. While theoretically digital asset transactions may be reversible with the control or consent of a majority of processing power on the network, we do not now, nor is it feasible that we could in the future, possess sufficient processing power to effect this reversal.

Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a digital asset or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Further, according to the SEC, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen digital asset. The market participants, therefore, are presently reliant on existing private investigative entities to investigate any potential loss of our digital assets. These third-party service providers rely on data analysis and compliance of ISPs with traditional court orders to reveal information such as the IP addresses of any attackers. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, prospects, financial condition and operating results, including our ability to continue as a going concern.

Acceptance and widespread use of digital assets is uncertain.

Currently, there is a relatively limited use of any digital assets in the retail and commercial marketplace, contributing to price volatility. Price volatility undermines any digital asset’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Banks and other established financial institutions may refuse to process funds for transactions, process wire transfers to or from exchanges, or service providers, or maintain accounts for persons or entities transacting in digital assets. Furthermore, a significant portion of demand for digital assets is generated by speculators and investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset.

The relative lack of acceptance of digital assets in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our business, prospects, financial condition and operating results.

Ownership of digital assets is pseudonymous, and the supply is often unknown. Individuals or entities with substantial holdings may engage in large-scale sales or distributions, either on non- market terms or in the ordinary course, which could disproportionately and negatively affect the market, result in a reduction in the price of the digital asset and materially and adversely affect the price of our common stock.

Generally, there is no registry showing which individuals or entities own a digital asset or the quantity that is owned by any particular person or entity. There are no regulations in place that would prevent a large holder of a digital asset from selling it. To the extent such large holders engage in large-scale sales or distributions, either on non-market terms or in the ordinary course, it could negatively affect the market for the digital asset and result in a reduction in the price. This, in turn, could materially and adversely affect the price of our stock, our business, prospects, financial condition, and operating results.

Because there has been limited precedent set for financial accounting for digital assets, the determinations that we have made for how to account for digital assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting for digital assets and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition and results of operation.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in digital assets is subject to a variety of factors that are difficult to evaluate.

Digital assets are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry, in general, and the digital asset networks, in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	continued worldwide growth in the adoption and use of digital assets;
●	government and quasi-government regulation of digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;
●	the maintenance and development of the open-source software protocol of the network;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	general economic conditions and the regulatory environment relating to digital assets; and
●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight.

The outcome of these factors could have negative effects on our ability to pursue our business strategy, which could have a material adverse effect on our business, prospects, financial condition, and operating results as well as potentially negative effect on the value of digital assets that we may potentially acquire or hold in the future.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that distribute digital assets, provide digital asset-related services or that accept digital assets as payment.

A number of companies that provide digital asset-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with digital assets may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to maintain these services for our business.

The difficulty that many businesses that distribute digital assets, provide digital asset-related services or that accept digital assets as payment have and may continue to have in finding banks and financial institutions willing to provide them services may decrease the usefulness of cryptocurrencies as a payment system and harm public perception of cryptocurrencies. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses distributing digital assets, providing digital asset- related services or accepting digital assets as payment. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over-the-counter market and the Depository Trust Company. Such factors would have a material adverse effect on our business, prospects, financial condition, and operating results.

We may face risks of Internet disruptions, which could have a material adverse effect on the price of digital assets.

A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities. Generally, digital assets are dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have a material adverse effect on the price of digital assets and, consequently, our business, prospects, financial condition, and operating results.

Risks Related to Doing Business in China

We contemplate that our business expansion, if successful, will result in an increase in the business we do in China. Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business, financial conditions and results of operations.

Currently we do not have operations in China. However, as our e-commerce business expands we expect to market our products and services in China, and perhaps establish operations in China at a future time, all of which would expose our business, prospects, financial condition and results of operations to an increasingly significant extent to political, economic and social conditions in China generally.

The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned or controlled by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and in various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations.

The growth rate of the Chinese economy has gradually slowed since 2010. Any prolonged slowdown in the Chinese economy may reduce the demand for our products and services and materially and adversely affect our business and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us.

The Peoples Republic of China (“PRC” or “China”) legal system is a civil law system based on written statutes, where prior court decisions have limited precedential value. The PRC legal system is evolving rapidly, and the interpretations of many laws, regulations and rules may contain inconsistencies and enforcement of these laws, regulations and rules involves uncertainties. Although we have taken measures to comply with the laws and regulations applicable to our business operations and to avoid conducting any non-compliant activities under these laws and regulations, the PRC governmental authorities may promulgate new laws and regulations regulating our business. Moreover, developments in our industry may lead to changes in PRC laws, regulations and policies or in the interpretation and application of existing laws, regulations and policies. As a result, we may be required by the regulators to upgrade the licenses or permits we may obtain, to obtain additional licenses, permits, approvals, to complete additional filings or registrations for the services we provide, or to modify our business practices. Any failure to upgrade, obtain or maintain such licenses, permits, filings or approvals or requirement to modify our business practices may subject us to various penalties, including, among others, the confiscation of revenues and imposition of fines. We cannot assure you that our business operations would not be deemed to violate any existing or future PRC laws or regulations, which in turn may limit or restrict us, and could materially and adversely affect our business and operations.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC judicial and administrative authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of a judicial or administrative proceeding than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business and results of operations.

Furthermore, the PRC legal system is based, in part, on government policies and internal rules, some of which are not published in a timely manner, or at all, but which may have retroactive effect. As a result, we may not always be aware of any potential violation of these policies and rules. Such unpredictability towards our contractual, property (including intellectual property) and procedural rights could adversely affect our business and impede our ability to continue our operations.

Recent litigation and negative publicity surrounding China-based companies listed in the United States may negatively impact the trading price of our securities.

We believe that recent litigation and negative publicity surrounding companies with operations in China that are listed in the United States have negatively impacted the stock prices of these companies. Certain politicians in the United States have publicly warned investors to shun China-based companies listed in the United States. The SEC and the Public Company Accounting Oversight Board (United States), or the PCAOB, also issued a joint statement on April 21, 2020, reiterating the disclosure, financial reporting and other risks involved in the investments in companies that are based in emerging markets as well as the limited remedies available to investors who might take legal action against such companies. Furthermore, various equity-based research organizations have recently published reports on China-based companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. Any similar scrutiny on us, regardless of its lack of merit, could cause the market price of our securities to fall, divert management resources and energy, cause us to incur expenses in defending ourselves against rumors, and increase the premiums we pay for director and officer insurance.

Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment.

The conversion of Renminbi, the official currency of China, into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China. The Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. The value of Renminbi against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, among other things. We cannot assure you that Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between Renminbi and the U.S. dollar in the future.

Any significant appreciation or depreciation of Renminbi may materially and adversely affect our revenues, earnings and financial position, and the value of our securities. For example, to the extent that we need to convert Renminbi we receive in payment for products and services into U.S. dollars to pay our operating expenses, depreciation of Renminbi against the U.S. dollar would have an adverse effect on the amount of the U.S. dollars we would receive from the conversion. Conversely, a significant depreciation of Renminbi against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our securities.

In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into other currencies, such as the U.S. dollar. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Approval from or registration with appropriate government authorities or delegated banks is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient currency to satisfy our US or PRC currency demands, our operations could be adversely affected.

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

We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Although no assurances can be given that we will consummate a financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will occur. In addition, investors purchasing shares or other securities in the future could have rights superior to our current stockholders.

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

Our common stock and warrants are thinly traded and there can be no assurance that a more active public market will ever develop. Failure to develop or maintain an active trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

Our common stock and Warrants are listed on Nasdaq but there can be no assurance that an active trading market will develop for our shares and Warrants. Should we fail to satisfy the Nasdaq continued listing standards, the trading price of our common stock could suffer and the trading market for our common stock and warrants may be less liquid and our common stock price and warrant price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock and warrants.

Provisions of our Nasdaq listed Warrants could discourage an acquisition of us by a third party.

Certain provisions of our Nasdaq listed Warrants could make it more difficult or expensive for a third party to acquire us. The Nasdaq listed Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of the Nasdaq listed Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, a failure of which could result in a de-listing of our common stock.

The Nasdaq Capital Market requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	conversions from preferred stock to common stock;
●	sales of our common and preferred stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;

●	loss of any strategic relationship;
●	regulatory developments; and
●	economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property.

On December 2, 2021, the Company entered into a 62-month lease for 4,141 square feet of office space in Florida, for $186,345 annually. The rent increases 3% annually. The space is not available for occupancy until the second quarter of 2022, at which time rent will commence.

For our facilities in Poole, England, we rent office and warehouse space of approximately 2,660 square feet for £2,128 or approximately USD $2,926 per month. The Poole lease will expire July 2022 and we may seek to expand to a larger facility.

We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3. Legal Proceedings.

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

The Company initiated litigation against Mr. Seifert on June 28, 2021 in the Eleventh Judicial Circuit Court in and for Miami-Dade County. The parties to the suit are NextPlat Corp. and Thomas Seifert. The matter was designated Case No.: 2021-15243 CA 01. The Company’s case against Mr. Seifert was removed to the United States District Court for the Southern District of Florida, where it is pending under Case No.: 1:21-cv-22436-DPG (the “NextPlat Action). The Company seeks damages under several legal theories, including breach of fiduciary duty, breach of an employment agreement, fraud in the inducement, fraudulent misrepresentation, and constructive fraud. The Company does not expect to obtain substantial monetary relief in its litigation against Mr. Seifert.

On July 2, 2021, Mr. Seifert filed suit against the Company in the United States District Court for the Southern District of Florida. The parties to the suit are Thomas Seifert, NextPlat Corp. and Charles Fernandez, NextPlat’s Chairman and Chief Executive Officer. The matter is designated Case No.: 1:21-cv-22410-MGC (the “Seifert Action”). Mr. Seifert seeks damages under several legal theories, including breach of an employment agreement, retaliatory discharge, libel per se, and negligent misrepresentation. The Company believes it has adequate defenses to defeat Mr. Seifert’s claims.

On February 17, 2022, the Seifert Action was transferred to United States Disctict Court Judge Darrin P. Gayles, the presiding judge over the NextPlat Action. The Seifert Action was redesignated Case No. 21-cv-22410-GAYLES. Both matters are in the discovery phase. Neither case has been set for trial.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares have been listed on the Nasdaq Capital Market since May 28, 2021. Our common stock and warrants have been trading on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022.

Holders of Common Equity

As of March 28, 2022, we had 9,293,096 shares of our common stock issued and outstanding held by approximately 455 stockholders of record.

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

Recent Sales of Unregistered Securities

On February 23, 2021, the Company issued an aggregate of 1,000 shares of common stock for services in the amount of $14,200.

On March 5, 2021, the Company entered into a Note Purchase Agreement by and between the Company and one individual accredited investor where the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The Noteholder has an optional right of conversion such that the Noteholder may elect to convert his Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note by a price equal to the lesser of (a) $7.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction, which equals 100,000 shares, subject to certain adjustments.

On May 28, 2021, the Company awarded 600,000 shares of restricted common stock Charles M. Fernandez, Chairman and Chief Executive Officer, which will vest 1/3 at each of the three anniversaries of the grant date.

On August 24, 2021, the Company awarded 100,000 shares of restricted common stock to Douglas Ellenoff, Vice Chairman and Chief Business Development Strategist, 40,000 of which were issued on September 9, 2021, and vested immediately, with an additional 20,000 shares of restricted stock to be issued and to vest on each of August 24, 2022, August 24, 2023 and August 24, 2024, provided Mr. Ellenoff continues to serve on the Board of Directors at any time during the year in which the restricted stock is to vest. This equity award was made outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

On August 24, 2021, the Company awarded 25,000 shares of restricted common stock to Paul Thomson, Executive Vice President and Chief Financial Officer, 10,000 of which vested immediately, and the remaining 15,000 of which will vest at the rate of 5,000 shares at the end of each of the next three annual anniversaries of his employment. This equity award was made outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

On October 8, 2021, the Company awarded of 25,000 shares of restricted common stock to Andrew Cohen, Senior Vice President of Operations of the Company. Of these shares, 10,000 vested immediately, and the remaining 15,000 of which will vest at the rate of 5,000 shares at the end of each of the next three annual anniversaries of his employment. This equity award was made outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

On December 16, 2021, the following awards of unregistered restricted stock to the Company’s directors and officers became effective:

Charles M. Fernandez, Executive Chairman and Chief Executive Officer- (1) Award of 101,000 shares of restricted common stock of the Company under the 2020 Plan. All shares fully vested and issued on the Effective Grant Date and (2) Award of 275,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares to be issued and to vest on the first anniversary of the Effective Grant Date.

David Phipps, Director and President of Orbsat; Chief Executive Officer of Global Operations - Award of 275,000 shares of restricted common stock of the Company under the 2021 Plan. All shares fully vested and issued on the Effective Grant Date.

Kendall Carpenter, Director - Award of 20,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares to be issued and to vest on the first anniversary of the Effective Grant Date.

Louis Cusimano, Director - Award of 20,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares to be issued and to vest on the first anniversary of the Effective Grant Date.

Hector Delgado, Director - Award of 20,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares to be issued and to vest on the first anniversary of the Effective Grant Date.

John Miller, Director - Award of 20,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares to be issued and to vest on the first anniversary of the Effective Grant Date.

Paul R. Thomson, Executive Vice President and Chief Financial Officer – Award of 10,000 shares of restricted common stock of the Company under the 2021 Plan. All shares fully vested and issued on the Effective Grant Date.

Theresa Carlise, Chief Accounting Officer, Treasurer and Secretary - Award of 15,000 shares of restricted common stock of the Company under the 2021 Plan. All shares fully vested and issued on the Effective Grant Date.

On December 28, 2021, the Company awarded at total of 15,000 restricted stock awards, at a fair market value of $3.81, from the date of issuance. The Company issued 10,393 shares of common stock, withholding 4,607 shares of the award for the payment of taxes, this resulted in net stock-based compensation of $39,597.

Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

See Part III, Item 12 to this Annual Report on Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.

Item 6. [Reserved].

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

March 2021 Financing

On March 5, 2021, the Company entered into a Note Purchase Agreement (the “March 2021 NPA”) by and between the Company and one individual accredited investor (the “Lender”). Pursuant to the terms of the March 2021 NPA, the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The March 2021 Note was a general, unsecured obligation of the Company and bears simple interest at a rate of 7% per annum and matures on the third anniversary of the date of issuance (the “Maturity Date”), to the extent that the March 2021 Note and the principal amount and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the March 2021 Note was not paid as and when due, such amount will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the March 2021 Note other than as required by the Agreement. The Noteholder had an optional right of conversion such that a Noteholder may elect to convert his March 2021 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note price equal to the lesser of (a) $7.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction. Following an event of default, the conversion price shall be adjusted to be equal to the lower of: (i) the then applicable conversion price or (ii) the price per share of 85% of the lowest traded price for the Company’s common stock during the 15 trading days preceding the relevant conversion. In addition, subject to the ownership limitations, if a qualified transaction is completed, without further action from the Noteholder, on the closing date of the qualified transaction, 50% of the principal amount of this March 2021 Note and all accrued and unpaid interest shall be converted into Company common stock at a conversion price equal to the 30% discount to the offering price in such qualified transaction, which price shall be proportionately adjusted for stock splits, stock dividends or similar events. A “Qualified Transaction” refers the completion of the public offering of the Company’s securities stock with gross proceeds of at least $10,000,000 pursuant to which the Company’s securities become registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, or a merger with a company listed on the Nasdaq or Canadian stock exchanges, as amended. The Noteholder is granted registration rights and pre-emptive rights. In addition, the March 2021 NPA includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency. The Company’s issuance of the March 2021 Note under the terms of the March 2021 NPA was made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The investor in the March 2021 Note is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act. There were no discounts or brokerage fees associated with this offering. The Company used the offering proceeds for working capital and general corporate purposes.

Listing on the Nasdaq Capital Market

Our shares have been listed on the Nasdaq Capital Market since May 28, 2021. Our common stock and warrants have been trading on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022. Prior to January 21, 2022, our common stock and warrants were traded on the Nasdaq Capital Market under the symbols “OSAT” and “OSATW,” respectively.

Reverse Stock Split

We effected a reverse stock split of our common stock at a ratio of 1-for-5 as of 12:01 a.m. Eastern Time, on May 28, 2021. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. The conversion or exercise prices of our issued and outstanding convertible securities, stock options and warrants will be adjusted accordingly. All information presented in this Annual Report on Form 10-K, unless otherwise indicated herein, assumes a 1-for-5 reverse stock split of our outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such assumed reverse stock split.

June Public Offering

On May 28, 2021, Company, entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering (the “June Offering”) 2,880,000 units consisting of one share of common stock and one warrant exercisable for one share of common stock at a public offering price of $5.00 per unit (after giving effect to a 1-for-5 reverse stock split, discussed above) for aggregate gross proceeds of approximately $14,400,000 before deducting underwriting discounts, commissions, and other offering expenses. The common stock and warrants were immediately separable and were issued separately. The common stock and warrants began trading on the Nasdaq Capital Market, on May 28, 2021, under the symbols “OSAT” and “OSATW,” respectively. In addition, the Company granted the Underwriter a 45-day option to purchase an additional 432,000 shares of common stock and/or warrants to purchase up to an aggregate of 432,000 shares of common stock, in any combination thereof, at the public offering price per security, less the underwriting discounts and commissions, to cover over-allotments, if any. The June Offering closed on June 2, 2021.

In connection with closing of the June Offering, the Underwriter partially exercised its overallotment option and purchased an additional 432,000 warrants at $0.01 per warrant for additional gross proceeds to the Company of $4,320. On June 28, 2021, the Underwriter, upon the exercise in full of the balance of its over-allotment option, purchased 432,000 additional shares of the common stock for additional gross and net proceeds after deducting underwriting discounts of $2,160,000 and $1,983,225, respectively.

We have issued to the Underwriter warrants to purchase up to a total of 144,000 shares of common stock (5% of the shares of common stock included in the Units, excluding the over-allotment, if any) (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at any time, and from time to time, in whole or in part, during the period commencing 180 days from the effective date of the registration statement and expire five years from the effective date of the offering, which period is in compliance with FINRA Rule 5110(e). The Underwriter Warrants are exercisable at a per share price equal to $5.50 per share, or 110% of the public offering price per unit in the offering. The Underwriter Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA. The underwriter (or permitted assignees under Rule 5110(e)(2)) will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the effective date of the registration statement. In addition, the warrants provide for certain piggyback registration rights. The piggyback registration rights provided will not be greater than five years from the effective date of the registration statement in compliance with FINRA Rule 5110(g)(8). We will bear all fees and expenses attendant to registering the securities issuable on exercise of the Underwriter Warrants. The exercise price and number of shares issuable upon exercise of the Underwriter Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or our recapitalization, reorganization, merger or consolidation. However, the warrant exercise price or underlying shares will not be adjusted for issuances of shares of common stock at a price below the warrant exercise price.

The June Offering of common stock and warrants, and the underwriter’s exercise of the over-allotment option in connection therewith, resulted in total gross proceeds of approximately $16,560,000, before deducting underwriting discounts, commissions, and other offering expenses.

Distribution of Our Products Through Alibaba

On July 13, 2021, we announced that our Global Telesat Communications (“GTC”) unit has entered into an agreement with Alibaba.com, the B2B (Business-to-Business) e-commerce website owned and operated by Alibaba Group Holding Limited, also known as Alibaba Group (NYSE: BABA; HKEX: 9988), a Chinese multinational technology company specializing in e-commerce, retail, internet, and technology. GTC is a Gold-level Supplier on Alibaba.com, the world’s largest Business-to-Business (B2B) e-commerce website. Under the agreement, GTC significantly expanded its 24/7/365 e-commerce presence with the launch of its latest global storefront on Alibaba.com on which it offers a range of satellite IoT and connectivity products. These will include our specialized satellite tracking products, some of which operate using the Company’s many ground station-based network processors, and can be used to track and monitor the location of cars, trucks, trailers, boats, containers, animals, and other remote assets. Although we currently have a limited range of products available through the Alibaba storefront due to supply chain constrictions, we plan to ultimately have up to 500 products and connectivity services available on Alibaba.com. The agreement will continue on a year-to-year basis.

January 2022 Private Placement of Common Stock

On December 31, 2021, after markets closed, a securities purchase agreement (the “Purchase Agreement”) was circulated to, and signatures were received from, certain institutional and accredited investors (the “December Investors”) in connection with the sale in a private placement by the Company of 2,229,950 shares of the Company’s common stock (the “December Offering”). On January 2, 2022, the Company delivered to December Investors a fully executed Purchase Agreement, which was dated December 31, 2021. The purchase price for the common stock sold in the December Offering was $3.24 per share, the closing transaction price reported by Nasdaq on December 31, 2021.

The closing of the December Offering occurred on January 5, 2022. The Company received gross proceeds from the sale of the common stock in the December Offering of approximately $7.2 million. The Company intends to use the proceeds from the December Offering for general corporate purposes, including potential acquisitions and joint ventures. Approximately 73% of funds raised in the December Offering were secured from existing shareholders and from the members of the Company’s senior management and Board of Directors.

In connection with the December Offering, the Company entered into a registration rights agreement with the December Investors (the “Registration Rights Agreement”), pursuant to which, among other things, the Company agreed to prepare and file with the SEC a registration statement to register for resale the shares of the Company’s common stock sold in the Offering.

The shares of common stock offered and sold in the December Offering were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

The terms of the transaction disclosed above, including the provisions of the Purchase Agreement and Registration Rights Agreement, were approved by the Board of Directors and because some of the securities were offered and sold to officers and directors of the Company, such terms were separately reviewed and approved by the Audit Committee of the Board of Directors.

January 2022 Name Change

On January 18, 2022, the Company filed a Certificate of Amendment of the Amended and Restated Articles of Incorporation of the Company with the Secretary of State of the State of Nevada in order to change the Company’s corporate name from Orbsat Corp to NextPlat Corp. This name change was effective as of January 21, 2022. The name change was approved by the Company’s stockholders at the 2021 annual meeting of stockholders held on December 16, 2021.

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

Stock-Based Compensation

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

The relevant translation rates are as follows: for the year ended December 31, 2021, closing rate at 1.353372 US$: GBP, yearly average rate at 1.375083 US$: GBP for the year ended December 31, 2020, closing rate at 1.3665 US$: GBP, yearly average rate at 1.286618 US$: GBP

For the year ended December 31, 2021, GTC represents 68.8% of total company sales and as such, currency rate variances have an impact on results. The net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.286618 to 1.375083. Had the yearly average rate remained, sales would have been lower by $459,458. GTC comparable sales in GBP, its home currency, increased 34.0% or £984,146, from £2,890,408 to £3,874,554 for the year ended December 31, 2021, as compared to December 31, 2020.

For the year ended December 31, 2020, GTC represents 64.1% of total company sales and as such, currency rate variances have an impact on results. The net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.276933 to 1.286618. Had the yearly average rate remained, sales would have been lower by $35,347. GTC comparable sales in GBP, its home currency, decreased 8.0% or £251,733, from £3,142,634 to £2,890,901 for the year ended December 31, 2020, as compared to December 31, 2019.

Results of Operations

Net Revenue. For the years ended December 31, 2021, and 2020, revenues generated were approximately $7,739,910 and $5,689,796, an increase of $2,050,114 or 36.0%. Revenues were derived primarily from the sales of satellite phones, locator beacons, IoT GPS trackers, terminals, accessories and additional and recurring airtime plans. Comparable sales for Orbital Satcom Corp. increased 22.4% or $441,132, from $1,970,944 to $2,412,076. Comparable sales for GTC increased 43.3% or $1,608,982, from $3,718,851 to $5,327,833. The overall sales increase is attributable to increased sales through Amazon storefronts and product selections, which constituted 63.6% and 73.3% of our total sales for the years ended December 31, 2021, and 2020, respectively.

Approximately 63.6% of our products are sold on Amazon and are subject to Amazon’s terms of service and various other Amazon seller policies that apply to third parties selling products on Amazon’s marketplace. Amazon’s terms of service provide, among other things, that it may terminate or suspend its agreement with any seller or any of its services being provided to a seller at any time and for any reason. In addition, if Amazon determines that any seller’s actions or performance, including ours, may result in violations of its terms or policies, or create other risks to Amazon or to third parties, then Amazon may in its sole discretion withhold any payments owed for as long as Amazon determines any related risk to Amazon or to third parties persist. Further, if Amazon determines that any seller’s, including our, accounts have been used to engage in deceptive, fraudulent or illegal activity, or that such accounts have repeatedly violated its policies, then Amazon may in its sole discretion permanently withhold any payments owed. In addition, Amazon in its sole discretion may suspend a seller account and product listings if Amazon determines that a seller has engaged in conduct that violates any of its policies. Any limitation or restriction on our ability to sell on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. We also rely on services provided by Amazon’s fulfillment platform which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. Any inability to market our products for sale with delivery could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

Cost of Sales. During the years ended December 31, 2021, and 2020, cost of revenues increased to $5,880,187 compared to $4,464,476 for the year ended December 31, 2020, an increase of $1,415,711 or 31.7%. We expect our cost of revenues to increase during fiscal 2022 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases. Gross profit margins during the year ended December 31, 2021, and 2020 were 24.0% and 21.5%, respectively. The increase in margin was attributable to new product lines with higher margins.

Operating Expenses. Total operating expenses for the year ended December 31, 2021 were $8,482,056, an increase of $5,222,856, or 160.3%, from total operating expenses for the year ended December 31, 2020, of $3,259,200.

Selling, general and administrative expenses were $1,369,936 and $694,361 for the years ended December 31, 2021 and 2020, respectively, representing an increase of $675,575 or 97.3%. The increase is primarily attributable to an increase in medical premiums of $38,441, due to additional employees, premiums related to D&O insurance of $143,575, and a general increase in variable expenses which fluctuate as sales increase.

Salaries, wages and payroll taxes were $1,838,531 and $769,391 for the year ended December 31, 2021 and 2020, respectively, representing an increase of $1,069,140, or 139.0%. The increase was attributable to an increase in officers, personnel and increased payroll to meet legal minimum in the UK.

Stock-based compensation for the year ended December 31, 2021 and 2020 were non-cash expenses. For the years ended December 31, 2021 and 2020, the Company recorded $3,758,424 and $904,900 for stock-based compensation, an increase of $2,853,524 or 315.3%. For the year ended December 31, 2021, the expense was for recruiting and retaining executive management as well as increasing the number of directors, which resulted in an amount of $2,481,071 for awards of restricted stock and $1,277,353 related to the grant of options. For the year ended December 31, 2020, the expense was for the issuance of 2,752,000 fully vested options to purchase shares of the Company’s stock to management and a director with an average exercise price of $0.24 and the issuance of 30,000 shares of the Company’s stock to consultants valued at $74,000.

Professional fees were $1,198,063 and $595,622 for the years ended December 31, 2021 and 2020, respectively, representing an increase of $602,441 or 101.1%. For the year ended December 31, 2021, the increase in professional fees were primarily for; legal and other fees related to the public company expenses of $358,781, director fees of $97,791, associated with the addition of four independent directors, and capital raising professional fees of $145,869. For the year ended December 31, 2020, the increase was primarily due to an increase in fees to consultants of $143,406 and fees for investor relations of $17,500, relating to equity raising services, offset by a decrease of; legal expenses of $26,770, accounting fees of $21,205 and a reduction of public company expense of $8,564.

Depreciation and amortization expenses were $317,102 and $294,926 for the years ended December 31, 2021 and 2020, respectively, representing an increase of $22,176, or 7.5%. The increase was attributable to increase in fixed assets.

We expect our expenses in each of these areas to continue to increase during fiscal 2022 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $1,485,329 and $729,495 during the years ended December 31, 2021 and 2020, respectively, representing an increase of $755,834 or 103.6%. The increase was attributable to the Company’s increase in interest expense of $445,276 due to convertible notes payable, exchange rate variances and gain on extinguishment of debt in 2020 of $269,261.

Net Loss before Income Taxes. We recorded net loss before income tax of $8,107,662 for the year ended December 31, 2021 as compared to a net loss of $2,763,375, for the year ended December 31, 2020. The increase is a result of the factors as described above.

Provision for Income Taxes and Income Tax Expense. For the years ended December 31, 2021 and 2020, the Company recorded income tax expense of $0 and $0, respectively.

Net Loss. We recorded net loss after income tax of $8,107,662 for the year ended December 31, 2021 as compared to a net loss of $2,763,375 for the year ended December 31, 2020. The increase is a result of the factors as described above.

Comprehensive Loss. We recorded a gain (loss) for foreign currency translation adjustments for the year ended December 31, 2021 and 2020 of $46,068 and $(40,680), respectively. The fluctuations of the increase/decrease are primarily attributable to exchange rate variances. Comprehensive loss for the year ended December 31, 2021 was $8,061,594 as compared to loss of $2,804,055 for the year ended December 31, 2020.

Liquidity and Capital Resources

Since inception we have incurred and continue to incur significant losses from operations. Historically, cash flow from operations has not been sufficient to further the growth of the Company’s core business. The combined proceeds from the June Offering of $16,560,000 and December Offering of $7,225,038 provides sufficient cash resources for the Company to meet its operating needs. Furthermore, the available cash resources permit investment to expand existing business, investments in expanding our e-commerce platforms, and the development of digital asset initiatives. Should these initiatives and results from operations not prove successful, we will need to raise additional capital through debt facilities, and/or public or private equity or debt financings to continue operations. The Company can provide no assurance as to the successful conclusion of the financings.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2021, we had a cash balance of $17,267,978 and working capital is $16,594,207. We reported a net increase in cash for the year ended December 31, 2021, as compared to December 31, 2020, of $16,539,216 primarily as a result of net cash proceeds received proceeds from the June Public Offering.

We believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs for the next twelve months.

Recent Financing Activities

December 2021 Offering

On December 31, 2021, after markets closed, a securities purchase agreement (the “Purchase Agreement”) was circulated to, and signatures were received from, certain institutional and accredited investors (the “December Investors”) in connection with the sale in a private placement by the Company of 2,229,950 shares of the Company’s common stock (the “December Offering”). On January 2, 2022, the Company delivered to December Investors a fully executed Purchase Agreement, which was dated December 31, 2021. The purchase price for the common stock sold in the December Offering was $3.24 per share, the closing transaction price reported by Nasdaq on December 31, 2021.

For the year ended December 31, 2021, the Company received gross proceeds of $1,400,000 of the $7,225,038, pursuant to the December Offering, see Note 19 Subsequent events. On January 5, 2022, the Company received an additional $5,825,038, resulting in the issuance of 2,229,950 shares of the Company’s common stock, eliminating the stock subscription payable as well as, the closing of the offering.

Listing on the Nasdaq Capital Market

Our shares have been listed on the Nasdaq Capital Market since May 28, 2021. Our common stock and warrants have been trading on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022. Prior to January 21, 2022, our common stock and warrants were traded on the Nasdaq Capital Market under the symbols “OSAT” and “OSATW,” respectively.

Reverse Stock Split

We effected a reverse stock split of our common stock at a ratio of 1-for-5 as of 12:01 a.m. Eastern Time, on May 28, 2021. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. The conversion or exercise prices of our issued and outstanding convertible securities, stock options and warrants will be adjusted accordingly. All information presented in this Annual Report on Form 10-K, unless otherwise indicated herein, assumes a 1-for-5 reverse stock split of our outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such assumed reverse stock split.

June Public Offering

On May 28, 2021, Company, entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering (the “June Offering”) 2,880,000 units consisting of one share of common stock and one warrant exercisable for one share of common stock at a public offering price of $5.00 per unit (after giving effect to a 1-for-5 reverse stock split, discussed above) for aggregate gross proceeds of approximately $14,400,000 before deducting underwriting discounts, commissions, and other offering expenses. The common stock and warrants were immediately separable and were issued separately. The common stock and warrants began trading on the Nasdaq Capital Market, on May 28, 2021, under the symbols “OSAT” and “OSATW,” respectively. In addition, the Company granted the Underwriter a 45-day option to purchase an additional 432,000 shares of common stock and/or warrants to purchase up to an aggregate of 432,000 shares of common stock, in any combination thereof, at the public offering price per security, less the underwriting discounts and commissions, to cover over-allotments, if any. The June Offering closed on June 2, 2021.

In connection with closing of the June Offering, the Underwriter partially exercised its overallotment option and purchased an additional 432,000 warrants at $0.01 per warrant for additional gross proceeds to the Company of $4,320. On June 28, 2021, the Underwriter, upon the exercise in full of the balance of its over-allotment option, purchased 432,000 additional shares of the common stock for additional gross and net proceeds after deducting underwriting discounts of $2,160,000 and $1,983,225, respectively.

We have also agreed to issue to the Underwriter (or its permitted assignees) warrants to purchase up to a total of 144,000 shares of common stock (5% of the shares of common stock included in the Units, excluding the over-allotment, if any) (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at any time, and from time to time, in whole or in part, during the period commencing 180 days from the effective date of the registration statement and expire five years from the effective date of the offering, which period is in compliance with FINRA Rule 5110(e). The Underwriter Warrants are exercisable at a per share price equal to $5.50 per share, or 110% of the public offering price per unit in the offering. The Underwriter Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA. The underwriter (or permitted assignees under Rule 5110(e)(2)) will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the effective date of the registration statement. In addition, the warrants provide for certain piggyback registration rights. The piggyback registration rights provided will not be greater than five years from the effective date of the registration statement in compliance with FINRA Rule 5110(g)(8). We will bear all fees and expenses attendant to registering the securities issuable on exercise of the Underwriter Warrants. The exercise price and number of shares issuable upon exercise of the Underwriter Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or our recapitalization, reorganization, merger or consolidation. However, the warrant exercise price or underlying shares will not be adjusted for issuances of shares of common stock at a price below the warrant exercise price.

The June Offering of common stock and warrants, and the underwriter’s exercise of the over-allotment option in connection therewith, resulted in total gross proceeds of approximately $16,560,000 before deducting underwriting discounts, commissions, and other offering expenses.

March 2021 Financing

On March 5, 2021, the Company entered into a Note Purchase Agreement by and between the Company and one individual accredited investor where the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The Noteholder had an optional right of conversion such that the Noteholder may elect to convert his Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note by a price equal to the lesser of (a) $1.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction, subject to certain adjustments.

For the years ended December 31, 2021, and 2020, we amortized the discount on the debt to interest expense of $1,425,365 and $538,087, resulting in a balance of unamortized notes payable of $0 and $331,171, respectively.

For the year ended December 31, 2021, the Holders converted a total of $1,644,268 of the convertible debt to 1,345,468 shares of common shares.

December 2020 Financing

On December 1, 2020, the Company entered into a Note Purchase Agreement by and among the Company and certain lenders where the Company sold an aggregate principal amount of $244,000 of its convertible promissory notes (the “December 2020 Notes”). The December 2020 Note holders had an optional right of conversion such that a Noteholder may elect to convert his December 2020 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.25, subject to certain adjustments.

August 2020 Financing

On August 21, 2020, the Company entered into a Note Purchase Agreement by and among the Company and certain lenders where the Company sold an aggregate principal amount of $933,000 of its convertible promissory notes (the “August 2020 Notes”). The August 2020 Note holders had an optional right of conversion such that a Noteholder may elect to convert his August 2020 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.20, subject to certain adjustments.

Paycheck Protection Program Loan

On May 8, 2020, NextPlat Corp was approved for the US funded Payroll Protection Program, (“PPP”) loan. The loan was for $20,832 and had a term of 2 years, of which the first 6 months was deferred at an interest rate of 1%. On May 23, 2021, BlueVine, the Company’s SBA approved mortgage lender and originator, notified the Company, that the loan in the amount of $20,832, had been forgiven. As of December 31, 2021, the Company has recorded $20,832 as forgiveness of debt. For the year ended December 31, 2020, the Company recorded $15,624 as current portion of notes payable and $5,208 as notes payable long term.

COVID-19 UK Loan

On April 20, 2020, the Board of Directors the Company, approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP:USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) will be made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. As of December 31, 2021, and 2020, the Company has recorded $56,391 and $41,831 as current portion of notes payable and $253,757 and $320,626 as notes payable long term, respectively.

Amazon Line of Credit

On October 9, 2019, Orbital Satcom Corp., entered into a short-term loan agreement for $29,000, with Amazon. The one-year term loan was paid monthly, had an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the years ended December 31, 2021, and 2020, the Company recorded interest expense of $0 and $952, respectively. The short-term line of credit balance as of December 31, 2021, and 2020, was $0, respectively.

HSBC Over-advance

The Company’s UK subsidiary, GTC had an over-advance line of credit with HSBC, for working capital needs. The over advanced was not renewed by the Company on December 31, 2021. The over-advance limit was £25,000 or $34,377 at an exchange rate of 1.375083, with interest at 5.50% over Bank of England’s base rate or current rate of 6.25% variable. The advance was guaranteed by David Phipps, the Company’s President and Chief Executive Officer of Global Operations. The Company has an American Express account for Orbital Satcom Corp. and an American Express account for GTC, both in the name of David Phipps who personally guarantees the balance owed.

Our current assets at December 31, 2021 increased 1,311.54% to $19,374,956, from $1,372,467 or an increase of $18,002,489, from December 31, 2020. The increases included cash of $16,539,216, net accounts receivable of $172,805, inventory of $658,274, unbilled revenue of $24,866, VAT receivable of $491,417, prepaid expenses current portion of $95,284, and other current assets of $20,627. Prepaid expenses primarily represent costs for the Coconut Grove, FL office, which is expected to be operational during April 2022.

Our current liabilities at December 31, 2021 increased to $2,780,749 from $1,516,525 for an increase of $1,264,224, or 83.36% from December 31, 2020. The increase is primarily related to the stock subscription payable of $1,400,000, applied towards the January 5, 2022, private placement of common stock, of approximately $7.2 million. See Note 19 - Subsequent Events.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2021 amounted to $4,092,090 and were attributable to our net loss of $8,107,662 and gain from debt extinguishment of $20,832, offset by depreciation and amortization expense of $317,102, right of use of $32,963, amortization debt discount of convertible debt of $1,425,365, stock-based compensation related to the fair value of options granted of $1,277,353 and stock-based compensation related to issuance of restricted stock awards of $2,481,071. Changes in operating assets and liabilities were reflected by increases in accounts receivable of $172,805, unbilled revenue of $24,866, inventory of $658,274, prepaid and other current assets of $165,778, VAT receivable of $491,417, and lease liabilities of $32,936, and offset by increases in accounts payable and accrued expenses of $10,741, provision for income taxes of $37,824, and contract liabilities of $61.

Net cash flows used in operating activities for the year ended December 31, 2020 amounted to $836,980 and were attributable to; our net loss of $2,763,375, gain from debt extinguishment of $269,261, offset by; depreciation and amortization expense of $294,926, right of use of $28,073 stock-based compensation of $74,000, amortization debt discount of convertible debt of $956,554, and the fair value of options issued of $830,900. Changes in operating assets and liabilities were reflected by decreases in accounts receivable of $67,322, inventory of $4,876, prepaid and other current assets of $85,686, and offset by increases in accounts payable and accrued expenses of $111,616, provision for income taxes of $2,899, contract liabilities of $4,503, and lease liability of $28,158.

Investing Activities

Net cash flows used in investing activities were $229,307 and $34,903 for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, we purchased equipment, capitalized software and website development of $229,307. For the year ended December 31, 2020, we purchased equipment and websites upgrades of $34,903.

Financing Activities

Net cash flows provided by financing activities were $20,817,317 and $1,565,963 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we had proceeds from convertible notes payable of $350,000, the June Offering of $14,061,984, warrant exercise of $4,629,539, and over-allotments of common stock and warrants of $1,987,589, proceeds from options exercise of $5,000, which was offset by repayments from; notes payable for $121,848, coronavirus loan of $28,195 and repayments to related party payable of $66,752. During the year ended December 31, 2020, we had proceeds from related party for $50,989, convertible debt $1,177,000 and proceeds from notes payable of 362,457. For the year ended December 31, 2020, we had repayments of the Amazon line of credit of $24,483.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Consistent with the rules applicable to “Smaller Reporting Companies” we have omitted information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements and supplementary data, together with the report of RBSM LLP, independent registered public accounting firm, are included in Part IV (see pages F-1 through F-41) of this Annual Report on Form 10-K.

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

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, due to our limited internal audit functions and lack of ability to have multiple levels of transaction review. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

The Company intends to address the foregoing deficiency by upgrading its accounting software to an ERP (“Enterprise Resource Planning”), a cloud-based solution, which would add the necessary controls to manage day to day activities such as accounting, procurement, project management, risk management and compliance as well as to automate the consolidation process of its entities, adding a level of reliability to the Company’s financial reporting. The Company proposes to add personnel to address the lack of ability to have multiple level transaction review. Management is addressing these steps immediately and has executed an agreement on August 11, 2021, to start implementation of replacing its current software to an ERP cloud-based solution. Management anticipates the new ERP solution to be fully operational by the end of the 2022 fiscal year.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2021.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our executive officers, directors and significant employees as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

Charles M. Fernandez	60	June 2, 2021	Executive Chairman and Chief Executive Officer

David Phipps	56	February 19, 2015	Director and President of NextPlat. Chief Executive Officer of Global Operations

Paul R. Thomson	65	August 24, 2021	Executive Vice President and Chief Financial Officer

Theresa Carlise	63	June 23, 2021	Chief Accounting Officer, Treasurer and Secretary

Andrew Cohen	60	October 8, 2021	Senior Vice President of Operations

Douglas S. Ellenoff	62	August 24, 2021	Vice Chairman and Chief Business Development Strategist

Hector Delgado	53	May 27, 2015	Director

Kendall W. Carpenter	66	May 28, 2021	Director

Louis Cusimano	75	May 28, 2021	Director

John E. Miller	80	May 28, 2021	Director

Rodney Barreto	64	January 20, 2022	Director

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

Background of Directors and Executive Officers

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Charles M. Fernandez, Director, Executive Chairman and Chief Executive Officer, 60, has served as the Company’s Executive Chairman since May 28, 2021 and its Chief Executive Officer since June 5, 2021. Mr. Fernandez was a co-founder and the Chairman of Kempstar (a large-scale marketer of energy and agricultural commodities) from November 2015 through June 2020; a member of the Supervisory Board of Smartrac (a RFID products and IoT solutions) from January 2019 through March 2020; Chief Executive Officer of eApeiron Solutions (a brand protection and e-commerce company) from June 2016 through December 2018; served as the founder and Chief Investment Officer of Barnstar Funds, LP (a fund established in 2012 for investment in special situations across the capital markets) from October 2012 through March 2016; and co-founder and Chairman of Lakeview Health Systems, LLC (a private pay, specialized hospital company) from December 2003 through December 2012. Mr. Fernandez was chosen to serve as a director of the Company based on his 30 years’ experience identifying profitable start-up and dislocation opportunities, building significant value and executing both private and public exit strategies.

David Phipps, Director, President of Orbsat and Chief Executive Officer of Global Operations, 56. Mr. Phipps has served as the Chief Executive Officer of Global Operations since June 2, 2021, and as the Managing Director of the Company’s wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), since 2008. He served as the President of the Company since February 19, 2015 and as a member of the Board since February 24, 2015, and Chairman of the Board from February 24, 2015 until May 23, 2021 and Chief Executive Officer of the Company from February 25, 2015 to June 2, 2021. He has over 20 years’ experience in the communications industry, during which time he has overseen acquisitions, mergers and capital raising activities, and has more than 35 years of experience of investment management, finance, and operational roles in several private and public companies. Mr. Phipps was chosen as a director of the Company based on his knowledge of and relationships in the global satellite communications business.

Paul R. Thomson, Executive Vice President and Chief Financial Officer, 65. Mr. Thomson has served as Executive Vice President of the Company since August 24, 2021, and as Chief Financial Officer of the Company since October 9, 2021. Mr. Thomson has over 43 years of finance and enterprise risk management experience, supporting corporate growth through operational restructuring and business transactions. Mr. Thomson spent twelve years in public accounting with Price Waterhouse in the UK, Venezuela and the United States before taking senior finance and risk management roles in the broadcast, multi-level marketing, commercial real estate and financial advisory industries. Mr. Thomson served as Chief Compliance Officer of Fairholme Capital Management, L.L.C. and Fairholme Funds, Inc. from 2008 to January 2020. Mr. Thomson was appointed to the position of Executive Vice President of the Company on August 24, 2021 and had previously provided consulting services to the Company for a period of one month in 2021 prior to his employment with the Company. Mr. Thomson holds a Bachelor of Arts in Engineering Science and Economics from Jesus College, Oxford University.

Theresa Carlise, Chief Accounting Officer, Treasurer and Secretary, 63, Ms. Carlise was appointed as the Company’s Chief Accounting Officer, Treasurer and Secretary on June 22, 2021. Ms. Carlise previously served as the Company’s Chief Financial Officer, Treasurer and Secretary from June 9, 2015 until the October 16, 2020 expiration of her CFO employment agreement with the Company. The Company retained her services on a non-exclusive basis as the Company’s Comptroller to facilitate the CFO transition until December 7, 2020. Prior thereto she served as a financial advisor to FTE Networks (OTCQX: FTNW), a provider of infrastructure services for the telecommunications and wireless sector, from May 2014 through March 2015, and as Chief Financial Officer and director from September 2011 through May 2014. Prior to FTE Networks, she served as the Chief Executive Officer, Chief Financial Officer and a director of CSI Consultants Inc., which provided information technology consulting and system design to the industrial and manufacturing sectors, from July 2010 to September 2011 and as Chief Financial Officer and a director of Las Vegas Railway Express, Inc. (OTCBB: LVRE), a developer of passenger rail transportation and related ancillary services, from December 2009 through July 2010. From October 2006 to November 2007, Ms. Carlise served as Chief Financial Officer of Shearson Financial Network, Inc., a direct-to-consumer mortgage banking company. From October 1986 to April 2003, Ms. Carlise served as Chief Financial Officer, senior vice president and a director of National Record Mart, Inc. (NASDAQ: NRMI) the fourth largest music retailer in the US, as according to number of retail locations, generating approximately $200 million annually, in 38 states, Hawaii and Guam. Ms. Carlise holds a Bachelor of Science in Finance with a Concentration in Monetary Economics, from Indiana University of Pennsylvania.

Andrew Cohen, Senior Vice President of Operations, 60, Mr. Cohen was appointed as the Company’s Vice President of Operations on October 9, 2021. Mr. Cohen has 35 years of experience in the private equity and real estate sectors. From 1996 through 2009, he was a Partner at Apollo Real Estate Advisors, where he was involved in the acquisition, financing, asset management and disposition of office, residential, retail and hospitality properties throughout the United States. From 2010 through 2016, he was a Managing Director of First Atlantic Real Estate, where he was head of U.S. investments for a Europe-based fund. Most recently, from 2017 to 2019, he was a Partner at Arel Capital, investing in multifamily assets on behalf of institutional and private investors. Mr. Cohen received his BA from Brown University and MBA from Columbia Business School.

Douglas S. Ellenoff, Director, Vice Chairman and Chief Business Development Strategist, 62, was appointed to the Board of Directors as Vice Chairman and as the Company’s Chief Business Development Strategist on August 24, 2021. Mr. Ellenoff is the founder and a partner at Ellenoff Grossman & Schole LLP, a law firm based in NYC with more than 120 professionals, and he is a corporate and securities attorney with a focus in business transactions, mergers and acquisitions and corporate financings. Mr. Ellenoff has represented companies in connection with their initial public offerings, secondary public offerings, PIPEs, crowdfunding, regulatory compliance, as well as strategic initiatives and general corporate governance matters. Mr. Ellenoff has established his firm as a leader in several alternative finance programs, including SPACs, PIPEs, RDs and Crowdfunding. Along with other members of his Firm, Mr. Ellenoff has been involved at various stages with over 300 SPACs and numerous associated SPAC business combinations. Ellenoff Grossman & Schole LLP was founded in 1992. Mr. Ellenoff is also a Managing Member at ESQVest LLP, a venture capital firm that invests in early-stage legal technology companies since its founding in 2014. Mr Ellenoff’s broad experience in capital markets and corporate governance matters brings significant expertise in these areas to our Board of Directors.

Hector Delgado, Director, 53, was appointed to the Board of Directors on May 27, 2015. Mr. Delgado is currently the Executive Officer of the Naval Reserve Special Operations Command South (SOCSOUTH) Detachment 108. Mr. Delgado has served as the President of ASR Alert Systems since 2018. He previously served as a Special Agent in the United States Department of Homeland Security from 1995 to 2018 and as the Managing Member of ISR Strategies, LLC, a full-service security consulting company, since 2010. He is a United States Navy SEAL with active and reserve service for over twenty-eight years. In 2006, he was mobilized and served a combat tour in Ramadi, Iraq with SEAL Team THREE receiving a Navy Commendation Medal with Combat “V”. He has served with SEAL Teams TWO, THREE, FOUR, EIGHTEEN and Special Operations Command Central and South. Mr. Delgado has participated in tours of duty in the Middle East, Europe, Africa and South America. He has also served as an adjunct instructor at the United States Merchant Marine Academy teaching maritime security and conducting International Ship Security Code (ISPS) training and assessments. Mr. Delgado was appointed to serve as a director of the Company based on his leadership and entrepreneurial experience and particular familiarity with the military and governmental agencies.

Kendall W. Carpenter, Director, 66, was appointed to the Board of Directors on May 28, 2021. From 2006 to 2019, Ms. Carpenter has held the offices of CFO, Executive Vice-President of ComSovereign Holding Corp. (COMS), a Nasdaq company in the aviation industry, where she has been responsible for the matters of SEC compliance and reporting, accounting, audit, banking, HR and benefits, payroll, corporate administration, board governance, legal, contracts and risk management. Ms. Carpenter holds a Bachelor’s degree in Accounting from Oklahoma State University, and a CPA license in the State of Oklahoma; she is also a Certified Management Accountant (CMA) and Chartered Global Management Accountant (CGMA). Ms. Carpenter was chosen to serve as a director of the Company based on her leadership positions in public companies as well as her expertise in compliance and finance.

Louis Cusimano, Director, 75, was appointed to the Board of Directors on May 28, 2021. Mr. Cusimano’s dual career with the Federal Aviation Administration (FAA) and the United States Air Force Reserve (USAF) spanned three decades of continuous service. Prior to retiring from the FAA in May 2003, Mr. Cusimano was a Senior Executive and Deputy Director of the FAA’s Flight Standards Service. In this role, in addition to day-to-day oversight, his responsibilities included maintaining close and continuous liaison with representatives of Congress, the aviation industry, including interest groups, the general public, all air carriers, the national military establishment, other Federal agencies, and foreign flight operations, and airworthiness authorities. Over the course of his career at the FAA, he held a number of key management positions including serving at “Acting Director” and as the Division Manager of the Air Transportation Division and Certification and Surveillance Division. He also served the FAA in executive level management positions as Division Manager of the Safety Programs Division within FAA’s Office of Systems Safety which reported directly to the Administrator of the FAA. Mr. Cusimano’s parallel career as an Air Force officer and pilot spanned 30 years of service, culminating with attaining the rank of full colonel, and retiring as Wing Commander, 459th Airlift Wing. He was senior ranking officer in charge of over 1,400 reservists and nine C-141B/C strategic airlift aircraft which conducted world-wide combat airlift and airlift support missions for the Air Mobility Command. He is a highly decorated officer and retired with honors on June 1, 2000. Mr. Cusimano holds an airline transport pilot certificate, flight engineer certificate, and flight instructor certificate with fixed wing, rotorcraft, and instrument instructor ratings. He is also a certified A&P Mechanic with Inspector Authorization authority. He earned a Bachelor of Arts degree in experimental psychology from Hofstra University in 1969 and he completed National Security Management School in 1987. He has held top secret clearances at the FAA and with the Air Force. Mr. Cusimano is certified as an ISO-9000:2000 Auditor with the International Register of Certificated Auditors. Mr. Cusimano was chosen to serve as a director because of his more than 35 years of experience in government and professional roles including as Acting Director of the FAA.

John E. Miller, Director, 80, was appointed to the Board of Directors on May 28, 2021. Lieutenant General (Retired) John E. Miller served over 34 years in the US Army. Commissioned as an Infantry Officer, he served in line units, staff positions and Army Schools. He had multiple assignments at the US Army Command and General Staff College where he taught Tactics and Wargaming Instructor and served as the Deputy Commandant and later Commandant. Mr. Miller has served as the owner/consultant at Miller Analytics, LLC since September 2007. Miller previously served as a member of the board of directors of Drone Aviation Holding Corp. from December 2017 to November 2019. He holds a Bachelor’s degree in Mathematics from Missouri State University and a Master’s degree in Operations Research from Georgia Tech. He is also a graduate of the Army Command and General Staff College and the Army War College. Miller also attended Executive Development programs at Yale University, the Menninger Foundation and Leadership at the Peak, Denver, CO. Mr. Miller was chosen to serve as a director of the Company based on his leadership, his knowledge of and relationships in aerospace industries, and his familiarity with the military and governmental agencies.

Rodney Barreto, Director, 64, was appointed to the Board of Directors effective January 20, 2022. Mr. Barreto is President and CEO of the Barreto Group and of Barreto Hospitality since their founding. The Barreto Group, which was founded in 1988, is a diversified company specializing in corporate and public affairs consulting, real estate investment, and development. Barreto Hospitality, which was founded in 2020, is the food, beverage, and hospitality arm of the Company boasting a wide array of dining and entertainment venues across South Florida. Mr. Barreto is also the founding partner of Floridian Partners, LLC. Floridian Partners LLC, which was founded in 2000, is a consulting firm that develops and manages effective corporate and public affairs strategies designed to achieve specific business results. Mr. Barreto has also served as the CEO of Barreto Capital, LLC, a private money lender, since November 2018. Mr. Barreto has chaired the Super Bowl Host Committee a record three (3) times, in the years 2007, 2010 and 2020. Mr. Barreto was appointed to serve as a director of the Company based on his significant leadership and entrepreneurial experience.

No director is related to any other director or executive officer of our Company or our subsidiaries, and, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Audit Committee of the Board of Directors

The members of the Audit Committee are Kendall Carpenter, Louis Cusimano and Hector Delgado. Each member of the Audit Committee is independent as defined by the Nasdaq Rules. Kendall Carpenter is the Chairperson of the Audit Committee. In addition, each member of the Audit Committee satisfies the additional requirements of the SEC and Nasdaq Rules for audit committee membership, including the additional independence requirements and the financial literacy requirements. The Board has determined that at least one member of the Audit Committee, Ms. Carpenter, is an “audit committee financial expert” as defined in the SEC’s rules and regulations. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating the selection of our independent registered public accounting firm.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that is applicable to the Company and to all our directors and officers and persons performing similar functions, including our principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics may be obtained on our website at www.NextPlat.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Based solely upon a review of reports on Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Exchange Act, and written representations from the Section 16 officers and directors that no other reports were required, the Company reports that we believe all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock or similar reportable transactions which took place during the 2021 fiscal year were timely filed with the SEC, other than the inadvertent late filing of one Form 3 for Mr. Cohen of reporting 2 transactions, one Form 3 for Mr. Ellenoff reporting 9 transactions, one Form 3 for Mr. Thomson reporting 2 transactions, one Form 3 for Sarwar Uddin, one Form 3 for Mr. Cusimano, one Form 3 for Mr. Fernandez reporting 3 transactions, one Form 3 for Ms. Carpenter, one Form 3 for Mr. Miller, one Form 4 for Mr. Phipps reporting one transaction, one Form 4 for Mr. Delgado reporting one transaction, and one Form 3 for Mr. Seifert reporting three transactions.

Board Diversity

We believe it is important that our Board of Directors is composed of individuals reflecting the diversity represented by our employees, our customers, and our communities. We provide below disclosure regarding the diversity of our Board of Directors as required by the listing standards of the NASDAQ Capital Market.

Board Diversity Matrix (as of March 28, 2022)

Total Number of Directors	8

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	7	-	-
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx		1
Native Hawaiian or Pacific Islander
White		2
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background	5

Item 11. Executive Compensation

2021 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers (as defined in Item 402(m)(2) of Regulation S-K) for the fiscal years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Charles M. Fernandez Chief Executive	2021	$205,500	$21,000	$891,990	$113,973	-	-	$36,729	$1,269,192
Officer and Chairman (3)(4)	2020	-	-	-	-	-	-	-	-

David Phipps President of NextPlat and Chief Executive Officer of Global Operations. Former* Chief Executive	2021	$308,983	$131,000	$1,028,500	-	-	-	$35,517	$1,504,000
Officer and Chairman of NextPlat (3)(5)	2020	$251,133		-	$455,000	-	-	$48,504	$754,637

Douglas Ellenoff Vice Chairman and Chief Business Development	2021	$-	-	$214,800	$972,031	-	-	-	$1,186,831
Strategist (6)	2020	-			-	-	-	--	--

*For information regarding the Company’s current executive officers is provided above in the section entitled “Information About Directors and Executive Officers.”

(1)	On October 7, 2021, on the approval and recommendation of the Compensation Committee, the Board approved a plan to make bonus payments of $3,000 per month (each, a “Monthly Bonus”) to each of Mr. Fernandez and Mr. Phipps. The Monthly Bonus payments were approved in recognition of Messrs. Fernandez’s and Phipps’ contributions to the Company. The Monthly Bonus payments will renew on a quarterly basis until terminated by the Board upon 30 days’ prior notice to Messrs. Fernandez and Phipps.

(2)

Amounts shown in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to stock options granted to our named executive officers. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes option pricing model. The assumptions used for the valuations are set forth in Note 13 – Stockholders’ Equity in the Notes included in the Annual Report. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the “Outstanding Equity Awards at Fiscal Year-End” table in this proxy statement and related notes for information with respect to stock options granted prior to fiscal 2020.

(3)	Categories and values of compensation reported in “All Other Compensation” are set forth in the following table:

Name	Year	Health Insurance Coverage ($)	Automobile Allowance ($)	Board of Director Compensation ($)	Total ($)
Charles M. Fernandez	2021	$29,729	$7,000	-	$36,729
David Phipps	2021	$2,717	$14,800	$18,000	$35,517
	2020	$2,304	$13,200	$33,000	$48,504
Douglas Ellenoff	2021	-	-	-	-

(4)	Mr. Fernandez has served as the Company’s Executive Chairman since May 28, 2021 and its Chief Executive Officer since June 5, 2021. Mr. Phipps served as the President of the Company since February 19, 2015 and as a member of the Board since February 24, 2015, and Chairman of the Board from February 24, 2015 until May 23, 2021 and Chief Executive Officer of the Company from February 25, 2015 to June 5, 2021.

Mr. Fernandez received the following equity awards on December 16, 2021:

●	Award of 101,000 shares of restricted common stock of the Company under the 2020 Plan. All shares fully vested and issued on the Effective Grant Date.
●	Award of 275,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares are to be issued and to vest on the first anniversary of the Effective Grant Date.
●	Award of an option under the 2021 Plan to buy 75,000 shares of Company common stock at an exercise price of $3.81 per share. The option vests one half on grant date and one half on the one-year anniversary of grant date. The option has a term of 10 years.

(5)	Mr. Phipps received the following equity awards on December 16, 2021:

●	Award of 275,000 shares of restricted common stock of the Company under the 2021 Plan. All shares fully vested and issued on the Effective Grant Date.

(6)	Mr. Ellenoff received the following equity awards pursuant to his Employment Agreement, dated August 24, 2021, by and between the Company and Mr. Ellenoff (the “Ellenoff Employment Agreement”),

●	Under the terms of the Ellenoff Employment Agreement, Mr. Ellenoff was awarded, in lieu of cash compensation: (i) a restricted stock award of 100,000 shares of Common Stock of the Company, 40,000 of which were issued on September 9, 2021, and vested immediately, with an additional 20,000 shares of restricted stock to be issued and to vest on each of August 24, 2022, August 24, 2023 and August 24, 2024, provided Mr. Ellenoff continues to serve on the Board of Directors at any time during the year in which the restricted stock is to vest, (ii) options to purchase a total of 1,500,000 shares of the Company’s Common Stock, 300,000 of which were vested immediately, 150,000 of which will vest on each of the next three annual anniversaries of the commencement of his employment, and the remaining 750,000 of which will vest at the rate of 250,000 per year on each of the first three anniversaries of the commencement of his employment if during each such year Mr. Ellenoff introduces the Company to twelve (12) or more potential Business Transactions (as defined in the Ellenoff Agreement and which transactions need not be consummated); provided that the Company’s Chief Executive Officer may, in his sole discretion, waive the vesting requirement in any given year. Such options will have an exercise price of $5.35 per share and will terminate 5 years after they vest. These equity awards to Mr. Ellenoff were material to induce Mr. Ellenoff to enter into the Ellenoff Agreement and were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

Narrative to Summary Compensation Table

Annual Base Salary

The terms of Mr. Phipps compensation are set forth in his Employment Agreement, dated June 5, 2021, which was effective June 2, 2021 (as amended, the “2021 Phipps Agreement”), which sets Mr. Phipps’ annual base compensation at $350,000. The terms of Mr. Fernandez’s compensation are set forth in his Employment Agreement, dated June 2, 2021 (as amended, the “June Agreement”), which sets Mr. Fernandez’s annual base compensation at $350,000. The terms of Mr. Ellenoff’s compensation are set forth in the Ellenoff Employment Agreement which provides for equity compensation in lieu of a base cash compensation arrangement. The 2021 Phipps Employment Agreement, the June Agreement and the Ellenoff Employment Agreement are described below under the section titled “Employment Agreements”.

For the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation of $3,758,424 and $904,900, respectively.

Employment Agreements

Phipps Employment Agreements

Phipps Employment Agreements

On June 14, 2018, the Company entered into a two-year Employment Agreement (“2018 Phipps Agreement”) with Mr. Phipps, with an automatic one-year extension. Under the terms of the 2018 Phipps Agreement, Mr. Phipps served as the Company’s Chief Executive Officer and President and received an annual base salary equal to the sum of $170,000 and £48,000 paid through our operating subsidiary, GTC. For the years ended December 31, 2019 and 2018, the £48,000 equivalent to USD is $61,293 and $62,219 and the yearly conversion rate is 1.276933 and 1.296229, respectively. The 2018 Phipps Agreement provided for a performance bonus based on exceeding our annual revenue goals and on our ability to attract new investment. The Agreement also provided for medical plan coverage, an auto allowance, paid vacation, and discretionary stock grants and option awards. In the event of termination without cause, termination as a result of a change in control, or resignation with good reason (as defined in the 2018 Phipps Agreement), Mr. Phipps was entitled to a severance equal to twice his base salary, the immediate vesting of all unvested options, and other benefits. As described below, the 2018 Phipps Agreement terminated in accordance with its terms on June 14, 2020, and Mr. Phipps and the Company subsequently entered into a new employment agreement.

On March 13, 2020, the Company and David Phipps executed a waiver of the provisions in his employment agreement requiring prior written notice of non-renewal to the other party. As a result, his employment terms with the Company were not automatically extended as set forth in his employment agreement and the agreement terminated as of June 14, 2020. After a series of monthly extensions Mr. Phipps’ employment agreement was replaced with a new employment agreement on March 11, 2021. As described in more detail below, on June 5, 2021, the Company entered into a new three year employment agreement with Mr. Phipps (the “2021 Phipps Employment Agreement”) that was effective as of June 2, 2021 and that replaced his existing employment agreement. The 2021 Phipps Employment Agreement set Mr. Phipps’ annual base compensation at $350,000.

On June 5, 2021, the Company to enter into a new three-year employment agreement with Mr. Phipps, the that was effective as of June 2, 2021, also referred to herein as the 2021 Phipps Employment Agreement). Under the terms of the 2021 Phipps Employment Agreement, Mr. Phipps will serve as the serve as President of the Company and Chief Executive Officer of Global Operations. The term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or Mr. Phipps by written notice. Mr. Phipps’ annual base compensation under the 2021 Phipps Employment Agreement is an aggregate of $350,000.The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Phipps will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Mr. Phipps is also entitled to participate in any other executive compensation plans adopted by the Board of Directors and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”). Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided therein or in any award certificate(s), which shall supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Phipps for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Phipps in the course of his employment, consistent with the Company’s policy. Mr. Phipps will be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior employees. The 2021 Phipps Agreement may be terminated based on death or disability of Mr. Phipps, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The 2021 Phipps Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, the 2021 Phipps Agreement was amended in order to, among other things, (i) increase Mr. Phipps’ compensation to include a car allowance of $1,000 a month and (ii) clarify Mr. Phipps position to be President of NextPlat Corp and the Chief Executive Officer of Global Operations.

Fernandez Employment Agreements

Fernandez May Employment Agreement

On May 23, 2021, the Company entered into a three (3) year Employment Agreement (the “May Agreement”) with Mr. Fernandez to serve as Chairman of the Board. Such agreement includes provision for automatic one (1) year extensions. Under the terms of May Agreement, Mr. Fernandez’s employment commenced on May 28, 2021. As compensation for services under the May Agreement, Mr. Fernandez was to receive, in monthly installments during the term, the sum of $12,000 per month. Mr. Fernandez was also be entitled to such cash bonus opportunity and equity compensation arrangements as the Compensation Committee may determine following the effectiveness of this registration statement. The May Agreement also provided for the Company to reimburse Mr. Fernandez for any and all premium payments made by him to obtain and continue in full force and effect throughout the entire period of employment for personal catastrophe and disability insurance coverages. Such insurance was to have premium limits not to exceed one hundred percent (100%) of Mr. Fernandez’s Base Salary per annum. In addition, Mr. Fernandez was entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior executives. Under the May Agreement, the Company was also obligated to reimburse Mr. Fernandez for up to $10,000 per year related to Mr. Fernandez’s business and personal travel and/or that of his immediate family members, as well as up to $10,000 per year for professional fees incurred by Mr. Fernandez, whether in connection with Mr. Fernandez’s association with the Company or otherwise. In connection to the June Offering, which is described above, the Company granted Mr. Fernandez an award of restricted stock with a grant date fair value equal to $3,000,000 determined at the per unit offering price of $5.00 per unit (the “RSA”), which RSA will vest 1/3 at each of the three anniversaries of the grant date. Notwithstanding the vesting schedule, full vesting will occur upon a Change in Control, as that term is defined in the RSA. The Company, at its sole expense, is obligated to register the reoffer and resale by Mr. Fernandez of the securities granted to Employee pursuant to the RSA.

Fernandez June Employment Agreement

On June 2, 2021, the Company entered into a new employment agreement (the “June Agreement”) with Charles M. Fernandez, with an initial term of five (5) years effective on May 28, 2021. The June Agreement replaced “the May Agreement”. Under the June Agreement, Mr. Fernandez will serve as the Chairman and Chief Executive Officer of the Company. The June Agreement will be automatically extended for additional one-year terms unless terminated by the Company or Mr. Fernandez by written notice. Mr. Fernandez’s annual base compensation under the June Agreement is $350,000 per year. The Company may increase (but not decrease) his compensation during the June Agreement’s term. In addition, Mr. Fernandez is entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board. Mr. Fernandez is also entitled to participate in any other executive compensation plans adopted by the Board and is eligible for such grants of Share Awards. Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided therein or in any award certificate(s), which will supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Fernandez for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Fernandez in the course of his employment, consistent with the Company’s policy.

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

In addition, the June Agreement (which repeats, but not duplicates, a grant of restricted stock made under the May Agreement), Mr. Fernandez received an award of restricted stock with a grant date fair value equal to $3,000,000 determined at the per unit offering price in the June Offering ($5 per Unit) (the “RSA”), which RSA will vest 1/3 at each of the three anniversaries of the grant date. The Grant Date for the RSA is May 28, 2021, as determined pursuant to the May Agreement. Notwithstanding the vesting schedule, full vesting will occur upon a Change in Control, as that term is defined in the Restricted Stock Agreement pursuant to which the RSA was made (the “May Restricted Stock Agreement”). The Company at its sole expense is obligated to register for reoffer and resale by Mr. Fernandez, the securities granted to him pursuant to the May Restricted Stock Agreement.

If Mr. Fernandez’s employment is terminated for any reason at any time by the Company prior to the full vesting of the RSA without “Cause” (as that term is defined in the June Agreement), the RSA will vest and Mr. Fernandez will receive all right, title and interest in the balance of the securities granted to him in the RSA.

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

Ellenoff Employment Agreement

On August 24, 2021, Douglas S. Ellenoff was appointed to the positions of Chief Business Development Strategist of the “Company” and Vice Chairman of the Board of Directors of the Company. The appointment was made on the approval and recommendation of the Nominating Committee of the Board. Mr. Ellenoff was not appointed to any committees of the Board.

In connection with Mr. Ellenoff’s appointment to the position of Chief Business Development Strategist of the Company, Mr. Ellenoff and the Company entered into a three year Employment Agreement, dated August 24, 2021, which is also referred to herein as the “Ellenoff Agreement”., Under the Ellenoff Agreement, which sets forth the terms of his employment, including with regard to compensation. Mr. Ellenoff will be nominated and renominated to serve on the Board during the term of the agreement. Under the terms of the Ellenoff Employment Agreement, Mr. Ellenoff will receive, in lieu of cash compensation: (i) a restricted stock award of 100,000 shares of Common Stock of the Company, 40,000 of which will be issued within 5 business days of the execution of the Ellenoff Employment Agreement and vest immediately, and the remaining 60,000 of which will be issued and vest at the rate of 20,000 shares at the end of each of the next three annual anniversaries of his employment, provided that Mr. Ellenoff serves on the Board at any time during such year; and (ii) options to purchase a total of 1,500,000 shares of the Corporation’s Common Stock, 300,000 of which will issued within 5 business days of the execution of the Ellenoff Employment Agreement and vest immediately, 150,000 of which will vest on each of the next three annual anniversaries of the commencement of his employment, and the remaining 750,000 of which will vest at the rate of 250,000 per year on each of the first three anniversaries of the commencement of his employment if during each such year Mr. Ellenoff introduces the Company to twelve (12) or more potential Business Transactions (as defined in the Ellenoff Employment Agreement and which transactions need not be consummated); provided that the Company’s Chief Executive Officer may, in his sole discretion, waive the vesting requirement in any given year. Such options have an exercise price of $5.35 per share and will terminate 5 years after they vest. These equity awards to Mr. Ellenoff were material to induce Mr. Ellenoff to enter into the Ellenoff Employment Agreement and were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

Long-Term Incentives

Our incentive plans are described below under the heading “Incentive Plans.”

Outstanding Equity Awards at 2021 Fiscal Year-End

The table below sets forth certain information concerning our outstanding equity awards for each named executive officer as of December 31, 2021. The market values of the Common Stock reported in this table are calculated based on the closing market price of the Common Stock on Nasdaq on December 31, 2021, which was $3.24 per share.

Outstanding Equity Awards At Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested ($)
Charles Fernandez	37,500		37,500	3.81	12/16/2031	-	-	-	-
		-	-			3,000,000 (1)	9,720,000	-	-
		-	-			-	-	137,500	445,500
		-	-			-	-	-	-
	37,500	-	37,500			3,000,000	9,720,000	137,500	445,500

David Phipps						-	-	-	-
	889	-	-	112.50	12/15/2026
	444	-	-	112.50	5/25/2027
	300,000	-	-	1.25	12/30/2030	-	-	-	-
	301,333

Douglas Ellenoff	300,000 (1)	1,200,000 (1)	-	5.35	8/23/2026	-	-	-	-
					-	60,000 (1)	194,400	-	-
					-			-	-
	300,000	1,200,000				60,000	194,400

(1)	Options granted outside of the Company’s 2018, 2020 and 2021 Equity Awards Plan.

Incentive Plans

2018 Incentive Plan

On June 14, 2018, our Board of Directors approved the 2018 Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any Related Company (as defined in the 2018 Plan) that; are not in connection with the offer and sale of the Company’s securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s securities. The 2018 Plan is administered by the Board its Compensation Committee and may grant Options designated as Incentive Stock Options or Nonqualified Stock Options. The 2018 Plan provides that up to a maximum of 13,333 shares of the Company’s common stock (subject to adjustment) are available for issuance under the 2018 Plan. Subject to earlier termination in accordance with the terms of the 2018 Plan and the instrument evidencing the option, the maximum term of an incentive stock option shall not exceed ten years, and in the case of an incentive stock option granted to a Ten Percent Stockholder (as defined in the 2018 Plan), shall not exceed five years. Any portion of an option that is not vested and exercisable on the date of a plan participant’s Termination of Service (as defined in the 2018 Plan) shall expire on such date. In the event of a Change in Control (as defined in the 2018 Plan); all outstanding awards, other than performance shares and performance units, shall become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions shall lapse, immediately prior to the Change in Control and shall terminate at the effective time of the Change in Control; provided, however, that with respect to a Change in Control that is a Company Transaction (as defined in the 2018 Plan), such awards shall become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions shall lapse, only if and to the extent such awards are not converted, assumed or replaced by the Successor Company (as defined in the 2018 Plan.

Amended and Restated 2020 Equity Incentive Plan

On August 21, 2020, the Company’s Board of Directors approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) in order to provide a means for the Company to continue to attract, motivate and retain management, key employees, directors and consultants. On December 31, 2020, the Company’s Board of Directors approved and adopted an amendment that increased the number of shares available for issuance under the 2020 Plan from 450,000 shares to 800,000 shares of the Company’s common stock. On August 10, 2021, the Company’s Board of Directors further amended the 2020 Plan and adopted and approved an Amended and Restated 2020 Equity Incentive Plan (the “A&R 2020 Plan”), in order to, among other things: (i) clarify that the exercise price of stock options will be set at “Fair Market Value,” and (ii) make conforming revision to reflect the 1-for-5 reverse split that was effective on May 28, 2021. The A&R 2020 Plan was approved by the Company’s stockholders on December 16, 2021, at the Company’s 2021 Annual Meeting of Stockholders.

The A&R 2020 Plan provides for discretionary awards of, among others, stock options, stock awards, stock unit awards and stock appreciation rights to participants. Each award made under the A&R 2020 Plan will be evidenced by a written award agreement specifying the terms and conditions of the award as determined by the Committee in its sole discretion, consistent with the terms of the A&R 2020 Plan. All employees, directors, and consultants of the Company and its subsidiaries are eligible to receive awards under the A&R 2020 Plan.

The A&R 2020 Plan is administered by the “Committee” which is defined in the A&R 2020 Plan as the Compensation Committee of the Board or such other committee as may be designated by the Board from time to time to administer the Plan, or, if no such committee has been designated at the time of any grants, it shall mean the Board.

The number of shares of common stock that may be issued under the A&R 2020 Plan is 800,000. Shares issuable under the A&R 2020 Plan may be authorized but unissued shares or treasury shares. If there is a lapse, forfeiture, expiration, termination or cancellation of any award made under the A&R 2020 Plan for any reason, the shares subject to the award will again be available for issuance. Any shares subject to an award that are delivered to us by a participant, or withheld by us on behalf of a participant, as payment for an award or payment of withholding taxes due in connection with an award will not again be available for issuance, and all such shares will count toward the number of shares issued under the A&R 2020 Plan. The number of common shares issuable under the A&R 2020 Plan is subject to adjustment, in the event of any reorganization, recapitalization, stock split, stock distribution, merger, consolidation, split-up, spin-off, combination, subdivision, consolidation or exchange of shares, any change in the capital structure of the company or any similar corporate transaction. In each case, the Committee has the discretion to make adjustments it deems necessary to preserve the intended benefits under the A&R 2020 Plan. No award granted under the A&R 2020 Plan may be transferred, except by will, the laws of descent and distribution.

The maximum number of shares subject to Awards granted under the A&R 2020 Plan or otherwise during any one calendar year to any Director for service on the Board (other than to Mr. Phipps and the Company’s CEO and President, if serving on the Board, to whom no annual limit is applicable), taken together with any cash fees paid by the Company to such Director during such calendar year for service on the Board, will not exceed $100,000 in total value (calculating the value of any such Awards based on the grant date fair value or such value as determined by the Board, at its discretion, of such Awards for financial reporting purposes).

The Committee may amend any award agreement at any time, provided that no amendment may adversely affect the right of any participant under any agreement in any material way without the written consent of the participant, unless such amendment is required by applicable law, regulation or stock exchange rule. The Board may terminate, suspend or amend the A&R 2020 Plan, in whole or in part, from time to time, without the approval of the shareholders, unless such approval is required by applicable law, regulation or stock exchange rule, and provided that no amendment may adversely affect the right of any participant under any outstanding award in any material way without the written consent of the participant, unless such amendment is required by applicable law, regulation or rule of any stock exchange on which the shares are listed. Notwithstanding the foregoing, neither the A&R 2020 Plan nor any outstanding award agreement can be amended in a way that results in the repricing of a stock option. Repricing is broadly defined to include reducing the exercise price of a stock option or cancelling a stock option in exchange for cash, other stock options with a lower exercise price or other stock awards. No awards may be granted under the A&R 2020 Plan on or after the tenth anniversary of the effective date of the A&R 2020 Plan.

2021 Incentive Award Plan

The Company’s Board of Directors approved and adopted the 2021 Incentive Award Plan (“2021 Plan”), subject to stockholder approval, on August 10, 2021. The 2021 Plan was approved by the Company’s stockholders on December 16, 2021, at the Company’s 2021 Annual Meeting of Stockholders.

The purpose of the 2021 Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company and its subsidiaries by providing these individuals with equity ownership opportunities.

The number of shares initially available for issuance under awards granted pursuant to the 2021 Plan is 768,819 shares of common stock. The number of shares initially available for issuance will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser (A) an amount such that the resulting sum (the new “Overall Share Limit”) is equal to 12% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of Common Stock as is determined by the Board. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased in the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for cash, surrendered to an exchange program, repurchased, cancelled without having been fully exercised or forfeited, any shares subject to such award will, as applicable, become or again be available for new grants under the 2021 Plan.

All employees, directors, and consultants of the Company and its subsidiaries are eligible to receive awards under the 2021 Plan. As of October 22, 2021, eighteen individuals are eligible to receive awards under the 2021 Plan.

The 2021 Plan is generally administered by the Board, which may delegate its duties and responsibilities to committees of Board and or officers of the Company (referred to collectively as the “plan administrator”). The plan administrator will have the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2021 Plan, subject to its express terms and conditions. The plan administrator will also set the terms and conditions of all awards under the 2021 Plan, including any vesting and vesting acceleration conditions. The plan administrator may also institute and determine the terms and conditions of an “exchange program,” which could provide for the surrender or cancellation, transfer, or reduction or increase of exercise price, of outstanding awards, subject to the limitations provided for in the Incentive Award Plan.

The 2021 Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs; restricted stock; dividend equivalents; restricted stock units, or RSUs; stock appreciation rights, or SARs; and other stock or cash-based awards. All awards under the 2021 Plan will be set forth in award agreements, which will detail the terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations.

Other Stock or Cash Based Awards may be granted to participants, including awards entitling participants to receive Shares to be delivered in the future and including annual or other periodic or long-term cash bonus awards (whether based on specified performance criteria or otherwise), in each case subject to any conditions and limitations in the 2021 Plan. The plan administrator will determine the terms and conditions of other stock or cash-based awards.

Performance awards include any of the foregoing awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals or other criteria the plan administrator may determine, which may or may not be objectively determinable. Performance criteria upon which performance goals are established by the plan administrator.

In connection with certain transactions and events affecting the Company’s Common Stock, including a change in control (as defined in the 2021 Plan), or change in any applicable laws or accounting principles, the plan administrator has broad discretion to take action under the 2021 Plan to prevent the dilution or enlargement of intended benefits, facilitate such transaction or event, or give effect to such change in applicable laws or accounting principles. This includes canceling awards in exchange for either an amount in cash or other property with a value equal to the amount that would have been obtained upon exercise or settlement of the vested portion of such award or realization of the participant’s rights under the vested portion of such award, accelerating the vesting of awards, providing for the assumption or substitution of awards by a successor entity, adjusting the number and type of shares available, replacing awards with other rights or property and/or terminating awards under the 2021 Plan.

Potential Payments Upon Termination or Change-in-Control

In the event of a termination of Mr. Fernandez’s or Mr. Phipps’ (the “Subject Employees”) employment as a result of his death or Total Disability (as defined in the respective employment agreement) the Subject Employee or his estate or beneficiaries, as applicable, will be entitled to the following severance benefits: (i) continued provision for a period of twelve (12) months following the Subject Employee’s death or Total Disability of benefits under the Company’s benefit plans extended by the Company to its senior employees; and (ii) payment on a pro-rated basis of any bonus or other payments earned prior to the date of termination in connection with any bonus plan to which the Subject Employee was a participant as of the date of death or Total Disability.

In the event of a termination of a Subject Employee’s employment due to the expiration of the term of the respective employment agreement, and where the Company offered to renew the term of employment and the Subject Employee chooses not to continue in the employ of the Company, the Subject Employee will not be entitled to any severance benefits.

Upon termination of employment by the Subject Employee for “good reason” (as defined in the respective employment agreement) or if the Company tenders a non-renewal notice to the Subject Employee without “Cause” (as defined in the respective employment agreement), then the Subject Employee will be entitled to the following severance benefits: (i) a cash payment, based on the current scale of the Subject Employee’s base salary, equal to six months of base salary; (ii) continued provision for a period of twelve (12) months after the date of termination of the benefits under the Company’s benefit plans extended by the Company to its senior employees; (iii) payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which the Subject Employee was a participant as of the date of the Subject Employee’s termination of employment; and (iv) any options or restricted stock will be immediately vested upon termination of Subject Employee’s employment.

Upon termination of the Subject Employee’s employment at the Subject Employee’s option (without good reason) or by the Company for “Cause,” then the Subject Employee will be entitled to the following benefits: (i) continued provision, for a period of one (1) month after the date of the Subject Employee’s termination of employment, of benefits under the Company’s benefit plans extended to the Employee at the time of termination and (ii) any conversion rights available under the Company’s benefit plans and as otherwise provided by law, including the Comprehensive Omnibus Budget Reconciliation Act.

In addition, notwithstanding the vesting schedule set forth in May Restricted Stock Agreement, full vesting of Mr. Fernandez’s RSA will occur upon a Change in Control, as that term is defined in the May Restricted Stock Agreement pursuant to which the RSA was made. If Mr. Fernandez’s employment is terminated for any reason at any time by the Company prior to the full vesting of the RSA without “Cause” (as that term is defined in the June Agreement), the RSA will vest and Mr. Fernandez will receive all right, title and interest in the balance of the securities granted to him in the RSA.

In the event of a termination of Mr. Ellenoff’s employment as a result of his death, his Total Disability (as defined in the Ellenoff Employment Agreement), the expiration of the initial term of the Ellenoff Employment Agreement, Mr. Ellenoff’s resignation for any reason or no reason (upon thirty (30) days prior written notice), or for “Cause” (as defined in the Ellenoff Employment Agreement); then, in addition to the reimbursement of documented, unreimbursed expenses incurred prior to such date, Mr. Ellenoff or his estate or beneficiaries, as applicable, will be entitled to receive any RSAs and options earned and/or vested through the such date, but all other RSAs and options shall immediately terminate. Upon termination of Mr. Ellenoff’s employment (as defined in the Ellenoff Employment Agreement), in addition to the reimbursement of documented, unreimbursed expenses incurred prior to such date, Mr. Ellenoff will be entitled to receive any RSAs and options provided for under the Ellenoff Employment Agreement; any RSAs and Options that previously had not been vested will immediately vest, and any RSAs or Options contemplated by the Ellenoff Employment Agreement that had not yet been issued to Mr. Ellenoff will be promptly issued by the Company.

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year. Only non-employee Directors received compensation for service on the Board of Directors.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hector Delgado(3)	36,585	37,400	-	-	-	-	73,985
Louis C. Cusimano(4)	28,516	37,400	-	-	-	-	65,916
John E. Miller(4)	28,516	37,400	-	-	-	-	65,916
Kendall Carpenter(4)	40,774	37,400	-	-	-	-	78,174

(1)	Compensation paid to Charles M. Fernandez, David Phipps and Douglas S. Ellenoff, is set in Summary Compensation Table.

(2)	Amounts shown in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to stock options granted to our named executive officers.

(3)	In addition to the stock award noted in the table above, at December 31, 2021, Mr. Delgado held (i) 11,046 fully vested options, exercisable into common shares, and (ii) 10,000 unvested restricted stock award, which will vest on the one year anniversary of its issuance, December 16, 2022.

(4)	In addition to the restricted stock award noted in the table above, at December 31, 2021, the director has a 10,000 unvested restricted stock award, which will vest on the one year anniversary of its issuance, December 16, 2022.

2022 Director Compensation

On November 18, 2021, our Board, on the recommendation of the Compensation Committee, approved the director compensation packages for the 2022 fiscal year. The 2022 director compensation packages consists of a cash retainer of $48,000 for each non-employee Director, plus an equity award of 20,000 shares of restricted stock to each non-employee Director (“2022 Equity Awards”). Half of each 2022 Equity Award will be issued and vest on day of grant and the remaining half of the 2022 Equity Awards will be issued and vest on the first anniversary of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables sets forth, as of March 28, 2022, the number of and percent of the Company’s common stock beneficially owned by: (1) each of our directors; (2) each of our named executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 28, 2022, upon the exercise of options, warrants or other convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that convertible securities that are held by that beneficial owner, but not those held by any other person, and which are exercisable within 60 days of March 28, 2022, have been exercised and converted.

	Common Stock (1)
Name and Address of Beneficial Owner (2)	Number of Shares		Percent
Directors and Executive Officers
Charles M. Fernandez‡†	2,186,953	(3)	22.0%
David Phipps‡†	694,621	(4)	7.2%
Douglas S. Ellenoff‡†	411,297	(5)	4.3%
Hector Delgado†	25,406	(6)	8
Louis Cusimano†	25,433	(7)	8
John E. Miller†	10,000	(8)	8
Kendall W. Carpenter†	10,000	(8)	8
Rodney Barreto†	380,371	(9)	4.1%
Directors and Executive Officers as a Group (11 persons)	3,877,738	(10)	36.6%

5% Stockholders:

Roland E. Palmer(11)	764,362		8.2%
P B Capital B.V.(12)	679,013		7.3%
5% Stockholders as a Group (2 persons)	1,443,375		15.5%

* Indicates beneficial ownership of less than 1% of the outstanding common stock.

† Director

‡ Named Executive Officer

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 28, 2022, upon the exercise of options, warrants or other convertible securities. Percentage is based on 9,293,096 shares of common stock outstanding as of March 28, 2022.

(2)	Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o NextPlat Corp, 3250 Mary St., Suite 410, Coconut Grove, FL 33133.

(3)	Represents (i) 1,549,453 shares of common stock, and (ii) 37,500 shares of common stock issuable upon exercise of options and (iii) 600,000 shares of common stock issuable upon the exercise of warrants. Does not include (i) a 600,000 share stock award granted on May 28, 2021, that vest in three equal tranches on the first, second and third-year anniversaries of the grant and which are held indirectly through eApeiron Partners, LLC, of which Mr. Fernandez is owner and manager, (ii) 137,500 shares stock award granted on December 16, 2021, that vests in on the first year anniversary of the grant and (iii) 37,500 shares of common stock issuable upon exercise of options, granted on December 16, 2021, that vests on the first-year anniversary of the grant.

(4)	Represents (i) 393,288 shares of common stock, and (ii) 301,333 shares of common stock issuable upon exercise of options.

(5)	Represents (i) 65,000 shares of common stock held directly by Douglas Ellenoff and 46,297 shared held indirectly through Sabrina Allan and (ii) options to purchase 300,000 shares of common stock that are currently exercisable. Douglas Ellenoff may be deemed to share voting and investment power over the shares held Sabrina Allan. Does not include a (i) 60,000 shares of a restricted stock award granted on August 24, 2021, that vests in three equal tranches on the first, second and third year anniversaries of the grant, (ii) 1,200,000 shares of common stock issuable upon exercise of options, granted on August 24, 2021, pursuant to the Ellenoff Employment Agreement (described above), that vests in six tranches on the first, second and third year anniversaries of the grant date, subject to satisfaction of certain conditions.

(6)	Represents (i) 14,360 shares of common stock, and (ii) 11,046 shares of common stock issuable upon exercise of options. Does not include a 10,000 share stock award, granted on December 16, 2021, that vests on the first year anniversary of the grant.

(7)	Represents (i) 25,433 shares of common stock. Does not include a 10,000 share stock award, granted on December 16, 2021, that vests on the first year anniversary of the grant.

(8)	Represents (i) 10,000 shares of common stock. Does not include a 10,000 share stock award, granted on December 16, 2021, that vests on the first year anniversary of the grant.

(9)	Represents (i) 380,371 shares of common stock. Does not include a 10,000 share stock award, granted on January 20, 2022, that vests on the first year anniversary of the grant.

(10)

In addition to the Named Executive Officers, the Executive Officers as a Group includes: Paul R. Thomson, the Company’s Executive Vice President and Chief Financial Officer, and beneficial owner of 65,433 shares; Theresa Carlise, the Company’s Chief Accounting Officer, Treasurer and Secretary, and beneficial owner of 32,864 shares; and Andrew S. Cohen the Company’s Senior Vice President of Operations, and beneficial owner of 35,000 shares.

(11)	Represents (i) 450,000 shares of common stock, (ii) warrants to purchase 314,362 shares of common stock that are currently exercisable and 679,013 shares of common stock in the name of P B Capital B.V., of which Mr. Palmer is a director and authorized signatory.

The address of the beneficial owner is Vossiusstraat 44-M, Amsterdam, Netherlands 1071 AJ.

(12)	The address of the beneficial owner is P B Capital B.V., PB Capital, Herengracht 458, 1017CA Amsterdam, Netherlands.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2021, we had issued and outstanding options to purchase 929,892 shares of common stock. The weighted average exercise price of the options was $3.53. Options totalling 353,808 were issued outside of equity compensation plans. The weighted average exercise price of the options was $6.83.

The following table summarizes information, as of December 31, 2021, relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Equity compensation plans 2020 Incentive Plan	524,000	(1)	$1.23	(2)	600
Equity compensation plans 2021 Incentive Plan	227,500	(3)	$3.81	(2)	1,018

Equity compensation plans not approved by security holders:
2018 Incentive Plan	3,083		$11.25		1,333
Equity compensation issued pursuant to individual compensation arrangements	3,443,808	(4)	$6.83	(2)	-
Total	4,198,391		$3.53	(2)	2,851

(1) This amount includes 1,000 shares to be issued upon vesting of outstanding restricted stock awards.

(2) Rights to receive restricted stock have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.

(3) This amount includes 177,500 shares to be issued upon vesting of outstanding restricted stock awards.

(4) This amount includes 3,090,000 shares to be issued upon vesting of outstanding restricted stock awards. Includes equity compensation made outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

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

For the years ended December 31, 2021 and 2020, Orbital Satcom purchased an aggregate of approximately $1,583,682 and $1,245,308 of inventory from GTC. For the years ended December 31, 2021 and 2020, GTC purchased an aggregate of approximately $62,380 and $25,728 of inventory from Orbital Satcom. For the year ended December 31, 2021, NextPlat advanced $2,100,000, pursuant to approval from the Company’s board of directors for inventory.

Policies and Procedures for Related Party Transactions

Prior to establishing the Audit Committee in March 2021, the Board at large was responsible for reviewing and approving in advance any related party transaction. Upon establishing the Audit Committee in March 2021, the Audit Committee was responsible for reviewing, approving and overseeing any transaction between the Company and a related person. The Audit Committee’s responsibility includes, but is not limited to, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or will be a participant and (a) the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years, and (b) a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s Board of Directors to be composed of independent directors. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with our company.

Our Board undertook a review of the composition of our Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that Hector Delgado, John Miller, Kendall Carpenter, Louis Cusimano and Rodney Barreto are independent, as defined under the Nasdaq Rules, and that David Phipps, Douglas Ellenoff and Charles M. Fernandez are not independent.

Item 14. Principal Accounting Fees and Services

During the fiscal years ending December 31, 2021, and 2020, RBSM LLP was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2021, and 2020.

RBSM LLP	2021	2020
Audit Fees (1)	$92,000	$82,000
Audit-related Fees	-	-
Tax Fees	$6,300	3,700
All Other Fees (2)	$125,000	-
Total Fees	$223,300	$85,700

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	All other fees reflect fees for review of the Company’s registration statement on Form S-1 and amendments thereto.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014).

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014).

3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2016).

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021).

3.5	Certificate of Amendment of the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

4.1*	Description of NextPlat Corp’s Securities Registered Under Section 12 of the Exchange Act.

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

4.3	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

10.1	Form 7% Convertible Promissory Note (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.2	Form Note Purchase Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.3+	David Phipps Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.4+	Thomas Seifert Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.5+	2020 Equity Incentive Plan (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 31, 2020).

10.6	Form Note Purchase Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 4, 2020).

10.7	Form 6% Convertible Promissory Note (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 4, 2020).

10.8	Debenture by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.9	Coronavirus Business Interruption Loan Agreement by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.10	Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated August 21, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 27, 2020).

Exhibit No.	Description

10.11	Form of Option Agreement (Incorporated by reference to Form 10-K, filed with the Securities and Exchange Commission on March 29, 2019)

10.12	Convertible Promissory Note by and between Orbital Tracking Corp. and Power Up Ltd., dated January 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2019).

10.13	Form of Share Note Exchange Agreement by and between Orbital Tracking Corp and certain holders of the Company’s preferred stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.14	Form of 6% Promissory Note dated April 30, 2019, by and between Orbital Tracking Corp and certain holders of the Company’s preferred stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.15	Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated May 13, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.16

Amendment to Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated May 13, 2019. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.17	Form 7% Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.18	Form Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.19+	David Phipps Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.20+	Thomas Seifert Employment Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.21+	Form Fernandez Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to Amendment No.4 to the Company’s registration statement on Form S-1 filed with the SEC on May 25, 2021, File No. 333-253027).

10.22+	Fernandez Employment Agreement, dated May 23, 2021 (incorporated by reference to Exhibit 10.20 to Amendment No.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 25, 2021, File No. 333-253027).

10.23+	Fernandez Employment Agreement, dated June 2, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report filed with the SEC on August 17, 2021).

10.24+	Form of Director Offer Letter (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

10.25	Form of Maxim Lockup Agreement (incorporated by reference to Exhibit A to Underwriting Agreement filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021).

10.26+	Hector Delgado Independent Director Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.27+	Louis Cusimano Independent Director Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.28+	John E. Miller Independent Director Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.29+	Kendall W. Carpenter Independent Director Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

Exhibit No.	Description

10.30+	David Phipps Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.31+	Thomas Seifert Employment Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.32+	Sarwar Uddin Employment Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021).

10.33+	Theresa Carlise Employment Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021).

10.34	Alibaba.com Supplemental Services Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.35	Alibaba.com Transaction Services Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.36	Alibaba.com Terms of Use (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.37+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Charles M. Fernandez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.38+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and David Phipps (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.39+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Sarwar Uddin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.40+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Theresa Carlise (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.41+	Employment Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas S. Ellenoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 27, 2022).

10.42+	Employment Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2021).

10.43+	Stock Option Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas Ellenoff (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

Exhibit No.	Description

10.44+	Restricted Stock Award Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas Ellenoff (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

10.45+	Stock Option Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

10.46+	Restricted Stock Award Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

10.47+	Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.48+	Amendment No. 1 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.49+	Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.50+*	Restricted Stock Award Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen.

10.51+*	Stock Option Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen.

10.52+	Amendment No. 2 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Theresa Carlise (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.53+	Director Services Agreement, dated January 11, 2022, between Orbsat Corp and Rodney Barreto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2022).

10.54	Form of Securities Purchase Agreement dated as of December 31, 2021, by and among Orbsat Corp and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

10.55	Form of Registration Rights Agreement dated as of December 31, 2021, by and among Orbsat Corp and the Investors (incorporated by reference to Exhibit A of Exhibit 10.54 to this Annual Report on Form 10-K).

10.56+	Orbsat Corp Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).

10.57+	Orbsat Corp 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).

10.58+	Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.59+	Amendment No. 1 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.60+	Amendment No. 2 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Theresa Carlise. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.61+	Form of Indemnity Agreement, , by and between Orbsat Corp and Douglas Ellenoff entered into on November 18, 2021 (incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 27, 2022).

10.62+	Form of Registration Rights Agreement by and between Orbsat Corp and Douglas Ellenoff entered into on November 18, 2021 (incorporated by reference to Exhibit A of Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 27, 2022)..

10.63+*	Restricted Stock Award Agreement, dated December 18, 2021, by and between Orbsat Corp and Charles M. Fernandez (275,000 shares of restricted stock).

10.64+*	Restricted Stock Award Agreement, dated December 18, 2021, by and between Orbsat Corp and Charles M. Fernandez (101,000 shares of restricted stock).

10.65+*	Restricted Stock Award Agreement, dated December 18, 2021, by and between Orbsat Corp and David Phipps.

10.66+*	Form of Restricted Stock Award Agreement between the Company and each of Paul R Thomson (10,000 shares) and Theresa Carlise (15,000 shares), entered into in December 2021.

10.67+*	Form of Restricted Stock Award Agreement between the Company and each of Kendall Carpenter, Louis Cusimano, Hector Delgado and John E. Miller, entered into in December 2021.

10.68+*	Form of Stock Option Grant Notice and Agreement between Orbsat Corp and each of Charles M. Fernandez (75,000 shares), Paul R Thomson (10,000 shares) and Theresa Carlise (15,000 shares), entered into in December 2021.

10.69+*	Restricted Stock Award Agreement, dated December 20, 2021, by and between Orbsat Corp and Rodney Barreto.

21.1*	Subsidiaries of NextPlat Corp

23.1*	Consent of RBSM LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins*	Inline XBRL Instance Document

101.sch*	Inline XBRL Taxonomy Schema Document

101.cal*	Inline XBRL Taxonomy Calculation Document

101.def*	Inline XBRL Taxonomy Linkbase Document

101.lab*	Inline XBRL Taxonomy Label Linkbase Document

101.pre*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2022	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Title: Executive Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul R. Thomson
Paul R Thomson
Title: Chief Financial Officer, (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Fernandez	Chief Executive Officer and Executive Chairman (Principal Executive Officer)	March 31, 2022
Charles M. Fernandez

/s/ David Phipps	President and Chief Executive Officer of Global Operations	March 31, 2022
David Phipps

/s/ Paul R Thomson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2022
Paul R Thomson
/s/ Theresa Carlise	Chief Accounting Officer, Secretary and Treasurer (Principal Accounting Officer)	March 31, 2022
Theresa Carlise

/s/ Andrew S. Cohen	Senior Vice President of Operations	March 31, 2022
Andrew S. Cohen

/s/ Douglas S. Ellenoff	Vice Chairman and Chief Business Development Strategist	March 31, 2022
Douglas Ellenoff

/s/ Hector Delgado	Director	March 31, 2022
Hector Delgado

/s/ Kendall W. Carpenter	Director	March 31, 2022
Kendall Carpenter

/s/ Louis Cusimano	Director	March 31, 2022
Louis Cusimano

/s/ John E. Miller	Director	March 31, 2022
John E. Miller
/s/ Rodney Barreto	Director	March 31, 2022

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NextPlat Corp and Subsidiaries

(formerly known as Orbsat Corp)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextPlat Corp & Subsidiaries (formerly known as Orbsat Corp) (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments.

We did not identify any critical audit matters during the course of our audit for the year ended December 31, 2021.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY
March 31, 2022

PCAOB ID Number 587

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$17,267,978	$728,762
Accounts receivable, net	349,836	177,031
Inventory	1,019,696	361,422
Unbilled revenue	100,422	75,556
VAT receivable	491,417	-
Prepaid expenses – current portion	97,068	1,784
Other current assets	48,539	27,912
Total Current Assets	19,374,956	1,372,467

Property and equipment, net	1,042,859	1,106,164
Right to use	22,643	55,606
Intangible Assets, net	75,000	100,000
Prepaid expenses – long term portion	49,867	-

Total Assets	$20,565,325	$2,634,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,063,344	$1,052,603
Contract liabilities	36,765	36,704
Note payable – current portion	-	121,848
Note payable Coronavirus loans– current portion	56,391	41,831
Due to related party	35,308	102,060
Line of credit	-	-
Operating lease liabilities - current	19,763	30,125
Provision for income taxes	56,781	18,957
Stock subscription payable	1,400,000	-
Liabilities from discontinued operations	112,397	112,397
Total Current Liabilities	2,780,749	1,516,525

Long Term Liabilities:
Convertible debt, net of discount, unamortized $0 and $1,084,944	-	209,323
Notes payable Coronavirus – long term	253,757	320,626
Operating lease liabilities – long term	-	22,574
Total Liabilities	3,034,506	2,069,048

Stockholders’ Equity
Preferred stock, $0.0001 par value; 3,333,333 shares authorized	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized, 7,053,146 shares issued and outstanding as of December 31, 2021, and 817,450 issued and outstanding at December 31, 2020, respectively	705	82
Additional paid-in capital	39,513,093	14,486,492
Accumulated deficit	(21,986,215)	(13,878,553)
Accumulated other comprehensive income (loss)	3,236	(42,832)
Total Stockholders’ Equity	17,530,819	565,189

Total Liabilities and Stockholders’ Equity	$20,565,325	$2,634,237

See accompanying notes to consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2021	2020

Net sales	$7,739,910	$5,689,796
Cost of sales	5,880,187	4,464,476

Gross profit	1,859,723	1,225,320

Operating expenses:
Selling, general and administrative	1,369,936	694,361
Salaries, wages and payroll taxes	1,838,531	769,391
Stock-based compensation	3,758,424	904,900
Professional fees	1,198,063	595,622
Depreciation and amortization	317,102	294,926
Total operating expenses	8,482,056	3,259,200

Loss from other expenses and income taxes	(6,622,333)	(2,033,880)

Other (income) expense:
Interest earned	(6,876)	(115)
Interest expense	1,467,300	1,022,024
Foreign currency exchange rate variance	45,737	2,447
Gain on debt extinguishment	(20,832)	(269,261)
Other income	-	(32,165)
Other expenses	-	6,565
Total other expense	1,485,329	729,495

Loss before provision for income taxes	(8,107,662)	(2,763,375)

Provision for income taxes	-	-

Net loss	(8,107,662)	(2,763,375)

Comprehensive loss:
Net loss	(8,107,662)	(2,763,375)
Foreign currency translation adjustments	46,068	(40,680)
Comprehensive loss	$(8,061,594)	$(2,804,055)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	4,080,833	21,235
Basic and diluted net (loss) per share	$(1.98)	$(132.05)

See accompanying notes to consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2021

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, January 1, 2020	25,690	$2	$11,757,037	$(11,115,178)

Issuance of common stock from convertible debt	699,800	70	687,664	-
Beneficial conversion feature of convertible debt	-	-	1,136,901	-
Issuance of common stock for options exercised	85,960	9	(9)	-
Stock-based compensation in connection with options granted	-	-	830,900	-
Stock-based compensation in connection with restricted stock awards	6,000	1	73,999	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(2,763,375)

Balance, December 31, 2020	817,450	$82	$14,486,492	$(13,878,553)

Issuance of common stock from convertible debt	1,345,468	135	1,644,132	-
Beneficial conversion feature of convertible debt	-	-	340,420	-
Issuance of common stock for options exercised	17,437	2	4,998	-

Issuance of common stock from exercise of warrant	925,908	92	4,629,448	-
Issuance of common stock related to offering	2,880,000	288	12,661,696	-
Issuance of common for over-allotment	432,000	43	1,983,226	-
Issuance of warrants for over-allotment	-	-	4,320	-
Stock-based compensation in connection with options granted	-	-	1,277,353	-
Stock-based compensation in connection with restricted stock awards	634,883	63	2,481,008	-
Comprehensive gain	-	-	-	-
Net loss	-	-	-	(8,107,662)

Balance, December 31, 2021	7,053,146	$705	$39,513,093	$(21,986,215)

See accompanying notes to consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2021

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance January 1, 2020	$(2,152)	$639,709

Issuance of common stock from convertible debt	-	687,734
Beneficial conversion feature of convertible debt	-	1,136,901
Issuance of common stock for options exercised	-	-
Stock-based compensation in connection with options granted	-	830,900
Stock-based compensation in connection with restricted stock awards	-	74,000
Comprehensive loss	(40,680)	(40,680)
Net loss	-	(2,763,375)

Balance, December 31, 2020	$(42,832)	$565,189

Issuance of common stock from convertible debt	-	1,644,267
Beneficial conversion feature of convertible debt	-	340,420
Issuance of common stock for options exercised	-	5,000
Issuance of common stock from exercise of warrant	-	4,629,540
Issuance of common stock related to June offering	-	12,661,984
Issuance of common for over-allotment	-	1,983,269
Issuance of warrants for over-allotment	-	4,320
Stock-based compensation in connection with options granted	-	1,277,353
Stock-based compensation in connection with restricted stock awards	-	2,481,071
Comprehensive gain	46,068	46,068
Net loss	-	(8,107,662)

Balance, December 31, 2021	$3,236	$17,530,819

See accompanying notes to consolidated financial statements

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,107,662)	$(2,763,375)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	292,102	269,926
Amortization of intangible asset	25,000	25,000
Amortization of right of use asset	32,963	28,073
Amortization of debt discount, net	1,425,365	956,554
Stock-based compensation in connection with restricted stock awards	2,481,071	830,900
Stock-based compensation in connection with options granted	1,277,353	74,000
Gain on debt extinguishment	(20,832)	(269,261)
Changes in operating assets and liabilities:
Accounts receivable	(172,805)	67,322
Inventory	(658,274)	4,876
Unbilled revenue	(24,866)	495
Prepaid expense	(145,151)	16,812
VAT receivable	(491,417)	-
Other current assets	(20,627)	68,874
Operating lease liabilities	(32,936)	(28,158)
Accounts payable and accrued liabilities	10,741	(111,616)
Provision for income taxes	37,824	(2,899)
Contract liabilities	61	(4,503)
Net cash used in operating activities	(4,092,090)	(836,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(229,307)	(34,903)
Net cash used in investing activities	(229,307)	(34,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) related party, net	(66,752)	50,989
Proceeds from (repayments to) note payable Coronavirus loans	(28,195)	362,457
Proceeds from exercise of options	5,000	-
Proceeds from common stock offering	12,661,984	-
Proceeds from common over-allotment	1,983,269	-
Proceeds from warrants over-allotment	4,320	-
Proceeds from exercise of warrant	4,629,539	-
Proceeds from December offering	1,400,000	-
Proceeds from (repayments to) convertible notes payable	350,000	1,177,000
(Repayments to) proceeds from line of credit	(121,848)	(24,483)
Net cash provided by financing activities	20,817,317	1,565,963

Effect of exchange rate on cash	43,296	(40,680)

Net increase in cash	16,539,216	653,400
Cash beginning of year	728,762	75,362
Cash end of year	$17,267,978	$728,762

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$143,234	$-
Income tax	$38,615	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES DURING THE YEAR
Beneficial conversion feature on convertible debt	$340,420	$1,136,901
Issuance common stock from convertible debt	$1,644,267	$687,734

See accompanying notes to consolidated financial statements

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

NextPlat Corp (the “Company”) was formerly Orbsat Corp (“NextPlat”), a Nevada corporation. NextPlat currently generates its revenues from the provision of a comprehensive array of communication services and related equipment sales. In recent years the Company has successfully leveraged e-commerce solutions to establish a truly global reach. We intend to achieve our mission and further grow our business by pursuing the following strategies: increased product offerings, marketplace expansion, government sourced revenue, product innovation, future acquisitions and E-Commerce Platforms.

The Company was originally incorporated in 1997 in Florida. On April 21, 2010, the Company merged with and into a wholly-owned subsidiary for the purpose of changing its state of incorporation to Delaware, effecting a 2:1 forward split of its common stock, and changing its name to EClips Media Technologies, Inc. On April 25, 2011, the Company changed its name to Silver Horn Mining Ltd. pursuant to a merger with a wholly owned subsidiary.

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

For accounting purposes, this transaction was accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with GTC considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The GTC shareholders obtained approximately 39% of voting control on the date of Share Exchange. GTC was the acquirer for financial reporting purposes and the Company was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of GTC and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization. See Note 12 – Stockholders’ Equity.

Orbital Satcom Corp, a Nevada corporation was formed on November 14, 2014.

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

Also, on August 19, 2019, we changed our name to “Orbsat Corp” from “Orbital Tracking Corp.” pursuant to a merger with a newly formed wholly owned subsidiary.

On March 24, 2021, the Company’s shareholders via majority shareholder consent authorized a stock split not to exceed 1-for-5 reverse stock split. A definitive Information Statement relating to the shareholder consent was filed with the SEC on March 13, 2021. The Company’s Board of Directors (the “Board”) subsequently approved the 1-for-5 reverse stock split. The Company filed a Certificate of Change to its Amended and Restated Articles of Incorporation to effect a reverse stock split of its issued and outstanding common stock, at a ratio of 1-for-5. The effective time of the reverse stock split was 12:01 a.m. ET on May 28, 2021. The Company’s common stock began trading on a split-adjusted basis commencing upon market open on May 28, 2021. The common stock has been assigned a new CUSIP number, 68557F 209. The warrants were assigned the CUSIP number, 68557F 118. No fractional shares of common stock were issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a whole share.

On December 16, 2021, at the Annual Meeting of Stockholders (the “Annual Meeting”) of the Company the stockholders approved certificate of amendment to the Company’s Amended and Restated Articles of Incorporation changing the Company’s name to NextPlat Corp. The Name Change Amendment was filed on January 18, 2022, and the Company’s name change from Orbsat Corp to NextPlat Corp was effective as of January 21, 2022.

Effective January 21, 2022, the trading symbol for the Company’s common stock, par value $0.0001 per share (the “Common Stock”) on the NASDAQ Capital Market will be “NXPL” and the trading symbol for the Company’s Warrants (the “Warrants”) on the NASDAQ Capital Market will be “NXPLW.” The CUSIP number for our Common Stock (68557F209) and our Warrants (68557F118) remain unchanged. Prior to January 21, 2022, our common stock and warrants were traded on the Nasdaq Capital Market under the symbols “OSAT” and “OSATW,” respectively

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Discontinued Operations

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

The remaining liabilities for discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities from discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel-efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2021, and 2020 are summarized as follows:

	December 31, 2021	December 31, 2020
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities from discontinued operations	$(112,397)	$(112,397)

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, Orbital Satcom Corp, (“Orbital Satcom”) and Global Telesat Communications Limited, (“GTC”). All material intercompany balances and transactions have been eliminated in consolidation.

Liquidity

As an early-stage growth company, NextPlat’s ability to access capital is critical. On June 2, 2021, through an upsized underwritten public offering of 2,880,000 units at a price to the public of $5.00 per unit, the Company received gross proceeds of $14,404,666 (the “June Offering”). See Note 12, Stockholders’ Equity, for more information regarding the June Offering.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, $17,017,978, are unsecured. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021, and 2020, there is an allowance for doubtful accounts of $0 and $15,596, respectively.

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

Prepaid Expenses

Prepaid expenses current and long term amounted to $97,068 and $49,867, respectively for the year ended December 31, 2021, as compared to $1,784 and $0 at for the year ended December 31, 2020. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the year ended December 31, 2021, closing rate at 1.353372 US$: GBP, yearly average rate at 1.375083 US$: GBP, for the year ended December 31, 2020 closing rate at 1.3665 US$: GBP, yearly average rate at 1.286618 US$: GBP.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Contract liabilities are shown separately in the consolidated balance sheets as current liabilities. At December 31, 2021, we had contract liabilities of approximately $36,765. At December 31, 2020, we had contract liabilities of approximately $36,704.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation expense for the years ended December 31, 2021, and 2020 was $292,102 and $269,926, respectively.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended December 31, 2021 and December 31, 2020, respectively.

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

Stock-based Compensation

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

At December 31, 2021 and 2020, the Company had aggregated current and long-term operating lease liabilities of $19,763 and $0, respectively, and right of use assets of $22,643 and $55,606, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended December 31, 2021 and 2020, there were no expenditures on research and development.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity. For the Company, comprehensive loss for the years ended December 31, 2021and 2020 included net loss and unrealized losses from foreign currency translation adjustments.

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

The following are dilutive common stock equivalents during the year ended:

	December 31, 2021	December 31, 2020
Convertible notes payable (1)	-	1,245,468
Stock Options	929,892	600,009
Stock Warrants	2,530,092	800
Total	3,459,984	1,846,277

(1)	1,245,468 shares of our common stock issuable upon conversion of $1,294,268 of Convertible Notes Payable as of December 31, 2020, not accounting for 4.99% beneficial ownership limitations.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Party Transactions

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party, (see Note 17).

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In October 2021, the FASB issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact and timing of adoption of this guidance

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 2 – INVENTORIES

At December 31, 2021 and 2020, inventories consisted of the following:

	December 31, 2021	December 31, 2020
Finished goods	$1,019,696	$361,422

Less reserve for obsolete inventory	-	-
Total	$1,019,696	$361,422

For the years ended December 31, 2021 and 2020, the Company did not make any change for reserve for obsolete inventory.

NOTE 3 – VAT RECEIVABLE

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result, of the UK’s departure from the EU, (“BREXIT”). For the year ending December 31, 2021, the Company recorded a receivable in the amount of $491,417 for amounts available to reclaim against the tax liability from UK and EU countries. Subsequently to December 31, 2021, the Company has received a total of £70,756 or $95,759, using an exchange rate close of 1.3533720 GBP:USD, in regard to this receivable.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses current and long term amounted to $97,068 and $49,867, respectively for the year ended December 31, 2021, as compared to $1,784 and $0 at for the year ended December 31, 2020. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Office furniture and fixtures	$16,969	$6,470
Computer equipment	67,458	33,361
Rental equipment	53,296	48,187
Appliques	2,160,096	2,160,096
Website development	247,541	69,149

Less accumulated depreciation	(1,502,501)	(1,211,099)

Total	$1,042,859	$1,106,164

Depreciation expense was $292,102 and $269,926 for the year ended December 31, 2021 and 2020, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Amortization of customer contracts are included in depreciation and amortization. For the year ended December 31, 2021, the Company amortized $25,000. Future amortization of intangible assets is as follows:

2022	$25,000
2023	25,000
2024	25,000
Total	$75,000

For the years ended December 31, 2021 and 2020, there were no additional expenditures on research and development

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Accounts payable	$846,380	$747,476
Rental deposits	2,030	10,761
Customer deposits payable	59,733	53,570
Accrued wages & payroll liabilities	20,107	1,913
VAT liability & sales tax payable	6,203	50,453
Pre-merger accrued other liabilities	88,448	88,448
Accrued interest	138	99,982
Accrued other liabilities	40,305	-
Total	$1,063,344	$1,052,603

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – LINE OF CREDIT

On October 9, 2019, Orbital Satcom Corp., entered into a short-term loan agreement for $29,000, with Amazon. The one-year term loan was paid monthly, had an interest rate of 9.72%, with late payment penalty interest of 11.72%. For the years ended December 31, 2021, and 2020, the Company recorded interest expense of $0 and $952, respectively. The short-term line of credit balance as of December 31, 2021, and 2020, was $0, respectively.

NOTE 9– CONVERTIBLE NOTES PAYABLE

Convertible notes payable – long term

March 2021 Financing

On March 5, 2021, the Company entered into a Note Purchase Agreement (the “March 2021 NPA”) by and between the Company and one individual accredited investor (the “Lender”). Pursuant to the terms of the March 2021 NPA, the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The March 2021 Note is a general, unsecured obligation of the Company and bears simple interest at a rate of 7% per annum and matures on the third anniversary of the date of issuance (the “Maturity Date”), to the extent that the March 2021 Note and the principal amount and any interest accrued thereunder have not been converted into shares of the Company’s common stock. In the event that any amount due under the March 2021 Note was not paid as and when due, such amount will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid. The Company may not pre-pay or redeem the March 2021 Note other than as required by the Agreement. The Noteholder had an optional right of conversion such that a Noteholder may elect to convert his March 2021 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the indebtedness under the March 2021 Note price equal to the lesser of (a) $7.50 per share, and (b) a 30% discount to the price of the common stock in the qualified transaction. Following an event of default, the conversion price shall be adjusted to be equal to the lower of: (i) the then applicable conversion price or (ii) the price per share of 85% of the lowest traded price for the Company’s common stock during the 15 trading days preceding the relevant conversion. In addition, subject to the ownership limitations, if a qualified transaction is completed, without further action from the Noteholder, on the closing date of the qualified transaction, 50% of the principal amount of this March 2021 Note and all accrued and unpaid interest shall be converted into Company common stock at a conversion price equal to the 30% discount to the offering price in such qualified transaction, which price shall be proportionately adjusted for stock splits, stock dividends or similar events. A “Qualified Transaction” refers the completion of the public offering of the Company’s securities stock with gross proceeds of at least $10,000,000 pursuant to which the Company’s securities become registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, or a merger with a company listed on the Nasdaq or Canadian stock exchanges, as amended. The Noteholder is granted registration rights and pre-emptive rights. In addition, the March 2021 NPA includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency. The Company’s issuance of the March 2021 Note under the terms of the March 2021 NPA was made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The investor in the March 2021 Note is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act. There were no discounts or brokerage fees associated with this offering. The Company used the offering proceeds for working capital and general corporate purposes. In April 2021 the Noteholder waived contractual pre-emptive rights set forth in the March 2021 NPA. On May 27, 2021, the Lender converted $350,000 of the March 2021 Note into 100,000 shares of common stock.

December 2020 Financing

On December 1, 2020, the Company entered into a Note Purchase Agreement by and among the Company and certain lenders where the Company sold an aggregate principal amount of $244,000 of its convertible promissory notes (the “December 2020 Notes”). The December 2020 Note holders had an optional right of conversion such that a Noteholder may elect to convert his December 2020 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.25, subject to certain adjustments.

August 2020 Financing

On August 21, 2020, the Company entered into a Note Purchase Agreement by and among the Company and certain lenders where the Company sold an aggregate principal amount of $933,000 of its convertible promissory notes (the “August 2020 Notes”). The August 2020 Note holders had an optional right of conversion such that a Noteholder may elect to convert his August 2020 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.20, subject to certain adjustments.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9– CONVERTIBLE NOTES PAYABLE (CONTINUED)

The balances of the Company’s convertible note payable consist of the following:

	December 31, 2021	December 31, 2020
May 2019 Notes	$-	$462,085
August 2020 Notes	-	588,182
December 2020 Notes	-	244,000
March 2021 Notes	-	-
	-	1,294,267
Debt Discount	-	(1,084,944)

Total	$-	$209,323

For the years ended December 31, 2021 and 2020, we amortized the discount on the debt, to interest expense of $1,425,365 and $538,087, resulting in a balance of unamortized notes payable of $0 and $331,171, respectively.

For the year ended December 31, 2021, the Holders converted a total of $1,644,267 of the convertible debt to 1,345,468 shares of common shares.

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

For the year ended December 31, 2020, the Holders converted a total of $687,734 of the convertible debt to 699,800 shares of common shares, 26,823 of which were at the conversion rate of $0.50 per share and 672,978 of which were at the conversion rate of $1.00 per share. The balance of the convertible notes at December 31, 2020, net of unamortized discount of $1,084,944, is $209,323.

NOTE 10 STOCK SUBSCRIPTION PAYABLE

On December 31, 2021, after markets closed, a securities purchase agreement (the “Purchase Agreement”) was circulated to, and signatures were received from, certain institutional and accredited investors (the “December Investors”) in connection with the sale in a private placement by the Company of 2,229,950 shares of the Company’s common stock (the “December Offering”). On January 2, 2022, the Company delivered to December Investors a fully executed Purchase Agreement, which was dated December 31, 2021. The purchase price for the common stock sold in the December Offering was $3.24 per share, the closing transaction price reported by Nasdaq on December 31, 2021.

For the year ended December 31, 2021, the Company received gross proceeds of $1,400,000 of the $7,225,038, pursuant to the December Offering, see Note 19 Subsequent events. On January 5, 2022, the Company received an additional $5,825,038, resulting in the issuance of 2,229,950 shares of the Company’s common stock, eliminating the stock subscription payable as well as, the closing of the offering.

NOTE 11 CORONAVIRUS LOANS

On April 20, 2020, the Board of Directors the Company, approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP:USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) will be made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. As of December 31, 2021, and 2020, the Company has recorded $56,391 and $41,831 as current portion of notes payable and $253,757 and $320,626 as notes payable long term, respectively.

On May 8, 2020, NextPlat Corp was approved for the US funded Payroll Protection Program, (“PPP”) loan. The loan was for $20,832 and had a term of 2 years, of which the first 6 months are deferred at an interest rate of 1%. On May 23, 2021, BlueVine, the Company’s SBA approved mortgage lender and originator, notified the Company, that the loan in the amount of $20,832, had been forgiven. As of December 31, 2021, the Company has recorded $20,832 as forgiveness of debt

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY

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

On May 28, 2021, the Company effected a reverse stock split of its common stock at a ratio of 1-for-5 (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split. Stockholders of record who were otherwise entitled to receive a fractional share received a whole share. The conversion or exercise prices of Company’s issued and outstanding convertible securities, stock options and warrants will be adjusted accordingly. All information presented in this Annual Report on Form 10-K, assumes a 1-for-5 reverse stock split of Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth in this Annual Report on Form 10K have been adjusted to give effect to such assumed reverse stock split.

Listing on the Nasdaq Capital Market

Our common stock and warrants have been trading on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022. Prior to January 21, 2022, our common stock and warrants were traded on the Nasdaq Capital Market under the symbols “OSAT” and “OSATW,” respectively.

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, and 2020, there were and 7,053,146 and 817,450 shares of common stock and 0 shares of preferred stock issued and outstanding, respectively.

Preferred Stock

As of December 31, 2021 and 2020, there were no preferred shares issued and outstanding.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants

As of December 31, 2021, there were 2,836,092 registered warrants authorized to purchase of common stock and 2,530,092 registered warrants issued and outstanding.

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

As of December 31, 2021, there were 144,000 Underwriter Warrants issued and outstanding.

A summary of the status of the Company’s total outstanding warrants and changes during the year ended December 31, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2020	800	$300.00	2.37
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at December 31, 2020	800	$300.00	1.37

Balance at January 1, 2021	800	$300.00	1.37
Granted	3,456,000	-	-
Exercised	(925,908)	-	-
Forfeited	-	-	-
Cancelled	(800)	-	-
Balance outstanding and exercisable at December 31, 2021	2,530,092	$5.00	4.42

As of December 31, 2021, and December 31, 2020, there were 2,530,092 and 800 warrants outstanding, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

For the year ended December 31, 2021

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

On March 24, 2021, the Company’s shareholders via majority shareholder consent authorized a stock split not to exceed 1 for 5 reverse stock split. A definitive Information Statement relating to the shareholder consent was filed with the SEC on March 13, 2021. The Company’s Board of Directors subsequently approved the 1-for-5 reverse stock split. The Company has filed a Certificate of Change to its Amended and Restated Articles of Incorporation to effect a reverse stock split of its issued and outstanding common stock, at a ratio of 1-for-5. The effective time of the reverse stock split will be 12:01 a.m. ET on May 28, 2021. The Company’s common stock will begin trading on a split-adjusted basis commencing upon market open on May 28, 2021. The common stock will be assigned a new CUSIP number, 68557F 209. The warrants will be assigned the CUSIP number, 68557F 118. No fractional shares of common stock will be issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share will receive a whole share.

On May 20, 2021, Company issued an aggregate of 29,800 shares of common stock upon the conversion of $29,800 of its convertible debt, at a weighted average conversion rate of $1.00.

On May 27, 2021, Company issued an aggregate of 897,231 shares of common stock upon the conversion of $1,156,377 of its convertible debt, at a weighted average conversion rate of $1.29.

On May 28, 2021, Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC(the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering 2,880,000 units consisting of one share of common stock and one warrant, exercisable for one share of common stock at a public offering price of $5.00 per unit, (after giving effect to a 1-for-5 reverse stock split, discussed above) for aggregate gross proceeds of approximately $14,400,000 before deducting underwriting discounts, commissions, and other offering expenses (the “June Offering”). The common stock and warrants were immediately separable and were issued separately. The common stock and warrants began trading on the Nasdaq Capital Market, on May 28, 2021, under the symbols “OSAT” and “OSATW,” respectively. In addition, the Company In addition, the Company has granted the Underwriter a 45-day option to purchase an additional 432,000 shares of common stock and/or warrants to purchase up to an aggregate of 432,000 shares of common stock, in any combination thereof, at the public offering price per security, less the underwriting discounts and commissions, to cover over-allotments, if any. The June Offering closed on June 2, 2021.In connection with closing of the June Offering, the Underwriter partially exercised its overallotment option and purchased an additional 432,000 warrants at $0.01 per warrant for additional gross proceeds to the Company of $4,320. On June 28, 2021, the Underwriter, upon the exercise in full of the balance of its over-allotment option, purchased 432,000 additional gross and net proceeds after deducting underwriting discounts of $2,160,000 and $1,983,226, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY (CONTINUED)

We have issued to the Underwriter warrants to purchase up to a total of 144,000 shares of common stock (5% of the shares of common stock included in the Units, excluding the over-allotment, if any) (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at any time, and from time to time, in whole or in part, during the period commencing 180 days from the effective date of the registration statement and expire five years from the effective date of the offering, which period is in compliance with FINRA Rule 5110(e). The Underwriter Warrants are exercisable at a per share price equal to $5.50 per share, or 110% of the public offering price per unit in the offering. The Underwriter Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA. The underwriter (or permitted assignees under Rule 5110(e)(2)) will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the effective date of the registration statement. In addition, the warrants provide for certain piggyback registration rights. The piggyback registration rights provided will not be greater than five years from the effective date of the registration statement in compliance with FINRA Rule 5110(g)(8). We will bear all fees and expenses attendant to registering the securities issuable on exercise of the Underwriter Warrants. The exercise price and number of shares issuable upon exercise of the Underwriter Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or our recapitalization, reorganization, merger or consolidation. However, the warrant exercise price or underlying shares will not be adjusted for issuances of shares of common stock at a price below the warrant exercise price.

The June Offering of common stock and warrants, and the underwriter’s exercise of the over-allotment option in connection therewith, resulted in total gross proceeds of approximately $16,560,000 before deducting underwriting discounts, commissions, and other offering expenses.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY (CONTINUED)

On October 21, 2021, the Company issued 10,000 shares of common stock in connection with restricted stock awards, with a fair market value of $4.75 per share, from the date of the award, for stock-based compensation of $47,500.

On December 21, 2021, the Company issued 563,500 shares of common stock in connection with restricted stock awards, with a fair market value of $3.74 per share, from the date of the award for stock-based compensation of $2,107,490.

On December 28, 2021, the Company awarded at total of 15,000 restricted stock awards, at a fair market value of $3.81, from the date of issuance. The Company issued 10,393 shares of common stock, withholding 4,607 of the award for the payment of taxes, this resulted in net stock-based compensation of $39,597.

For the year ended December 31, 2020

The Company issued a total of 791,760 shares of common stock during the year ended December 31, 2020, as described below:

On January 30, 2020, the Company issued an aggregate of 3,629 common stock upon the conversion of $1,815 of its convertible debt, at the conversion rate of $0.50 per share.

On January 31, 2020, the Company issued an aggregate of 3,629 common stock upon the conversion of $1,815 of its convertible debt, at the conversion rate of $0.50 per share.

On February 10, 2020, the Company issued an aggregate of 5,084 common stock upon the conversion of $2,542 of its convertible debt, at the conversion rate of $0.50 per share.

On February 11, 2020, the Company issued an aggregate of 4,716 common stock upon the conversion of $2,358 of its convertible debt, at the conversion rate of $0.50 per share.

On February 18, 2020, the Company issued an aggregate of 2,638 common stock upon the conversion of $1,319 of its convertible debt, at the conversion rate of $0.50 per share.

On February 19, 2020, the Company issued an aggregate of 894 common stock upon the conversion of $446 of its convertible debt, at the conversion rate of $0.50 per share.

On March 9, 2020, the Company issued an aggregate of 2,061 common stock upon the conversion of $1,031 of its convertible debt, at the conversion rate of $0.50 per share.

On April 17, 2020, the Company issued an aggregate of 1,409 common stock upon the conversion of $705 of its convertible debt, at the conversion rate of $0.50 per share.

On April 22, 2020, the Company issued an aggregate of 74 common stock upon the conversion of $37 of its convertible debt, at the conversion rate of $0.50 per share.

On June 22, 2020, the Company issued an aggregate of 2,687 common stock upon the conversion of $2,687 of its convertible debt, at the conversion rate of $1.00 per share.

On July 8, 2020, the Company issued an aggregate of 219 common stock upon the conversion of $219 of its convertible debt, at the conversion rate of $1.00 per share.

On July 16, 2020, the Company’s Board of Directors approved, and the Company entered into a 12-month consulting agreement (“Consulting Agreement”) with an unrelated third-party for capital raising advisory services and business growth and development services, with the term renewable upon mutual consent of the parties. Upon signing of the Consulting Agreement, the Company agreed to issue 4,000 restricted shares of its common stock to the consultant (the “Consulting Shares”), 1,000 additional restricted shares of common stock to be issued quarterly until the consultant may receive cash compensation for its services, which will be determined, upon completion of certain milestones, by the Company’s CEO. On July 22, 2020, the Company issued 4,000 common stock valued at $50,200 and on November 13, 2020, the Company issued 1,000 common stock valued at $11,250.

On July 23, 2020, the Company issued an aggregate of 468 common stock upon the conversion of $468 of its convertible debt, at the conversion rate of $1.00 per share.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY (CONTINUED)

On August 25, 2020, David Phipps exercised 80,000 options via a cashless exercise. Additionally, on August 25, 2020, Hector Delgado and two employees exercised 22,000 options through a cashless exercise. The Company withheld newly acquired shares pursuant to the exercise of the Option. The amount of common stock issued is calculated by using [Number of Options Exercising] minus [Exercise Price] * [Number of Options Exercising] divided by [Prior Close OSAT Market Price]. As a result of the exercise 85,960 shares of common stock were issued.

On August 25, 2020, the Company issued 1,000 common stock for consulting services valued at $12,550.

On August 26, 2020, the Company issued an aggregate of 117,200 common stock upon the conversion of $117,200 of its convertible debt, at the conversion rate of $1.00 per share.

On September 1, 2020, the Company issued an aggregate of 38,219 common stock upon the conversion of $38,219 of its convertible debt, at the conversion rate of $1.00 per share.

On September 2, 2020, the Company issued an aggregate of 4,351 common stock upon the conversion of $4,351 of its convertible debt, at the conversion rate of $1.00 per share.

On September 8, 2020, the Company issued an aggregate of 33,600 common stock upon the conversion of $33,600 of its convertible debt, at the conversion rate of $1.00 per share.

On September 10, 2020, the Company issued an aggregate of 114,457 common stock upon the conversion of $114,457 of its convertible debt, at the conversion rate of $1.00 per share.

On September 11, 2020, the Company issued an aggregate of 15,000 common stock upon the conversion of $15,000 of its convertible debt, at the conversion rate of $1.00 per share.

On September 14, 2020, the Company issued an aggregate of 66,294 common stock upon the conversion of $66,294 of its convertible debt, at the conversion rate of $1.00 per share.

On September 15, 2020, the Company issued an aggregate of 13,529 common stock upon the conversion of $13,529 of its convertible debt, at the conversion rate of $1.00 per share.

On September 16, 2020, the Company issued an aggregate of 30,275 common stock upon the conversion of $30,275 of its convertible debt, at the conversion rate of $1.00 per share.

On September 17, 2020, the Company issued an aggregate of 33,197 common stock upon the conversion of $33,197 of its convertible debt, at the conversion rate of $1.00 per share.

On September 21, 2020, the Company issued an aggregate of 5,780 common stock upon the conversion of $5,780 of its convertible debt, at the conversion rate of $1.00 per share.

On September 22, 2020, the Company issued an aggregate of 55,005 common stock upon the conversion of $55,005 of its convertible debt, at the conversion rate of $1.00 per share.

On September 30, 2020, the Company issued an aggregate of 43,240 common stock upon the conversion of $43,240 of its convertible debt, at the conversion rate of $1.00 per share.

On November 3, 2020, the Company issued an aggregate of 6,061 common stock upon the conversion of $6,061 of its convertible debt, at the conversion rate of $1.00 per share.

On November 5, 2020, the Company issued an aggregate of 25,848 common stock upon the conversion of $25,848 of its convertible debt, at the conversion rate of $1.00 per share.

On November 6, 2020, the Company issued an aggregate of 11,340 common stock upon the conversion of $11,340 of its convertible debt, at the conversion rate of $1.00 per share.

On November 11, 2020, the Company issued an aggregate of 20,000 common stock upon the conversion of $20,000 of its convertible debt, at the conversion rate of $1.00 per share.

On November 13, 2020, the Company issued an aggregate of 38,894 common stock upon the conversion of $38,894 of its convertible debt, at the conversion rate of $1.00 per share.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Options

Options Issued Outside of Equity Incentive Plan

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

The 325,000 options granted were valued on the grant date at approximately $3.24 per option or a total of $1,053,064 using a Black-Scholes option pricing model with the following assumptions: stock price of $5.37 per share (based on the closing price of the Company’s common stock of the date of grant), volatility of 75.25%, expected term of 5 years, and a risk-free interest rate of 0.28%.

On October 8, 2021, the Company granted 25,000 options to Andrew Cohen, its Senior Vice President of Operations. The options were issued outside of the Company’s Equity Incentive Plans and are not governed by any Plans. The options have an exercise price of $5.35 per share, vest immediately, and have a term of five years.

The 25,000 options granted were valued on the grant date at approximately $2.90 per option or a total of $72,350 using a Black-Scholes option pricing model with the following assumptions: stock price of $4.75 per share (based on the closing price of the Company’s common stock of the date of grant), volatility of 80%, expected term of 5 years, and a risk-free interest rate of 0.28%.

2018 Incentive Plan

On June 14, 2018, our Board of Directors approved the 2018 Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any Related Company (as defined in the 2018 Plan) that; are not in connection with the offer and sale of the Company’s securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s securities. The 2018 Plan is administered by the Board its Compensation Committee and may grant Options designated as Incentive Stock Options or Nonqualified Stock Options. The 2018 Plan provides that up to a maximum of 13,333 shares of the Company’s common stock (subject to adjustment) are available for issuance under the 2018 Plan. Subject to earlier termination in accordance with the terms of the 2018 Plan and the instrument evidencing the option, the maximum term of an incentive stock option shall not exceed ten years, and in the case of an incentive stock option granted to a Ten Percent Stockholder (as defined in the 2018 Plan), shall not exceed five years. Any portion of an option that is not vested and exercisable on the date of a plan participant’s Termination of Service (as defined in the 2018 Plan) shall expire on such date. In the event of a Change in Control (as defined in the 2018 Plan); all outstanding awards, other than performance shares and performance units, shall become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions shall lapse, immediately prior to the Change in Control and shall terminate at the effective time of the Change in Control; provided, however, that with respect to a Change in Control that is a Company Transaction (as defined in the 2018 Plan), such awards shall become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions shall lapse, only if and to the extent such awards are not converted, assumed or replaced by the Successor Company (as defined in the 2018 Plan.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY (CONTINUED)

Amended and Restated 2020 Equity Incentive Plan

On August 21, 2020, the Company’s Board of Directors approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) in order to provide a means for the Company to continue to attract, motivate and retain management, key employees, directors and consultants. On December 31, 2020, the Company’s Board of Directors approved and adopted an amendment that increased the number of shares available for issuance under the 2020 Plan from 450,000 shares to 800,000 shares of the Company’s common stock. On August 10, 2021, the Company’s Board of Directors further amended the 2020 Plan and adopted and approved an Amended and Restated 2020 Equity Incentive Plan (the “A&R 2020 Plan”), in order to, among other things: (i) clarify that the exercise price of stock options will be set at “Fair Market Value,” and (ii) make conforming revision to reflect the 1-for-5 reverse split that was effective on May 28, 2021. The A&R 2020 Plan was approved by the Company’s stockholders on December 16, 2021, at the Company’s 2021 Annual Meeting of Stockholders.

The A&R 2020 Plan provides for discretionary awards of, among others, stock options, stock awards, stock unit awards and stock appreciation rights to participants. Each award made under the A&R 2020 Plan will be evidenced by a written award agreement specifying the terms and conditions of the award as determined by the Committee in its sole discretion, consistent with the terms of the A&R 2020 Plan. All employees, directors, and consultants of the Company and its subsidiaries are eligible to receive awards under the A&R 2020 Plan.

The A&R 2020 Plan is administered by the “Committee” which is defined in the A&R 2020 Plan as the Compensation Committee of the Board or such other committee as may be designated by the Board from time to time to administer the Plan, or, if no such committee has been designated at the time of any grants, it shall mean the Board.

The number of shares of common stock that may be issued under the A&R 2020 Plan is 800,000. Shares issuable under the A&R 2020 Plan may be authorized but unissued shares or treasury shares. If there is a lapse, forfeiture, expiration, termination or cancellation of any award made under the A&R 2020 Plan for any reason, the shares subject to the award will again be available for issuance. Any shares subject to an award that are delivered to us by a participant, or withheld by us on behalf of a participant, as payment for an award or payment of withholding taxes due in connection with an award will not again be available for issuance, and all such shares will count toward the number of shares issued under the A&R 2020 Plan. The number of common shares issuable under the A&R 2020 Plan is subject to adjustment, in the event of any reorganization, recapitalization, stock split, stock distribution, merger, consolidation, split-up, spin-off, combination, subdivision, consolidation or exchange of shares, any change in the capital structure of the company or any similar corporate transaction. In each case, the Committee has the discretion to make adjustments it deems necessary to preserve the intended benefits under the A&R 2020 Plan. No award granted under the A&R 2020 Plan may be transferred, except by will, the laws of descent and distribution.

The maximum number of shares subject to Awards granted under the A&R 2020 Plan or otherwise during any one calendar year to any Director for service on the Board (other than to Mr. Phipps and the Company’s CEO and President, if serving on the Board, to whom no annual limit is applicable), taken together with any cash fees paid by the Company to such Director during such calendar year for service on the Board, will not exceed $100,000 in total value (calculating the value of any such Awards based on the grant date fair value or such value as determined by the Board, at its discretion, of such Awards for financial reporting purposes).

The Committee may amend any award agreement at any time, provided that no amendment may adversely affect the right of any participant under any agreement in any material way without the written consent of the participant, unless such amendment is required by applicable law, regulation or stock exchange rule. The Board may terminate, suspend or amend the A&R 2020 Plan, in whole or in part, from time to time, without the approval of the shareholders, unless such approval is required by applicable law, regulation or stock exchange rule, and provided that no amendment may adversely affect the right of any participant under any outstanding award in any material way without the written consent of the participant, unless such amendment is required by applicable law, regulation or rule of any stock exchange on which the shares are listed. Notwithstanding the foregoing, neither the A&R 2020 Plan nor any outstanding award agreement can be amended in a way that results in the repricing of a stock option. Repricing is broadly defined to include reducing the exercise price of a stock option or cancelling a stock option in exchange for cash, other stock options with a lower exercise price or other stock awards. No awards may be granted under the A&R 2020 Plan on or after the tenth anniversary of the effective date of the A&R 2020 Plan.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY (CONTINUED)

2021 Equity Incentive Plan

The Company’s Board of Directors approved and adopted the 2021 Incentive Award Plan (“2021 Plan”), subject to stockholder approval, on August 10, 2021. The 2021 Plan was approved by the Company’s stockholders on December 16, 2021, at the Company’s 2021 Annual Meeting of Stockholders.

The purpose of the 2021 Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company and its subsidiaries by providing these individuals with equity ownership opportunities.

The number of shares initially available for issuance under awards granted pursuant to the 2021 Plan is 768,819 shares of common stock. The number of shares initially available for issuance will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser (A) an amount such that the resulting sum (the new “Overall Share Limit”) is equal to 12% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of Common Stock as is determined by the Board. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased in the open market or treasury shares. If an award under the 2021 Plan expires, lapses or is terminated, exchanged for cash, surrendered to an exchange program, repurchased, cancelled without having been fully exercised or forfeited, any shares subject to such award will, as applicable, become or again be available for new grants under the 2021 Plan.

All employees, directors, and consultants of the Company and its subsidiaries are eligible to receive awards under the 2021 Plan. As of October 22, 2021, eighteen individuals are eligible to receive awards under the 2021 Plan.

The 2021 Plan is generally administered by the Board, which may delegate its duties and responsibilities to committees of Board and or officers of the Company (referred to collectively as the “plan administrator”). The plan administrator will have the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2021 Plan, subject to its express terms and conditions. The plan administrator will also set the terms and conditions of all awards under the 2021 Plan, including any vesting and vesting acceleration conditions. The plan administrator may also institute and determine the terms and conditions of an “exchange program,” which could provide for the surrender or cancellation, transfer, or reduction or increase of exercise price, of outstanding awards, subject to the limitations provided for in the Incentive Award Plan.

The 2021 Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs; restricted stock; dividend equivalents; restricted stock units, or RSUs; stock appreciation rights, or SARs; and other stock or cash-based awards. All awards under the 2021 Plan will be set forth in award agreements, which will detail the terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations.

Other Stock or Cash Based Awards may be granted to participants, including awards entitling participants to receive shares to be delivered in the future and including annual or other periodic or long-term cash bonus awards (whether based on specified performance criteria or otherwise), in each case subject to any conditions and limitations in the 2021 Plan. The plan administrator will determine the terms and conditions of other stock or cash-based awards.

Performance awards include any of the foregoing awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals or other criteria the plan administrator may determine, which may or may not be objectively determinable. Performance criteria upon which performance goals are established by the plan administrator.

In connection with certain transactions and events affecting the Company’s Common Stock, including a change in control (as defined in the 2021 Plan), or change in any applicable laws or accounting principles, the plan administrator has broad discretion to take action under the 2021 Plan to prevent the dilution or enlargement of intended benefits, facilitate such transaction or event, or give effect to such change in applicable laws or accounting principles. This includes cancelling awards in exchange for either an amount in cash or other property with a value equal to the amount that would have been obtained upon exercise or settlement of the vested portion of such award or realization of the participant’s rights under the vested portion of such award, accelerating the vesting of awards, providing for the assumption or substitution of awards by a successor entity, adjusting the number and type of shares available, replacing awards with other rights or property and/or terminating awards under the 2021 Plan.

On December 16, 2021, the Company granted 100,000 options pursuant to its 2021 equity incentive plan, with an exercise price of $3.81 per share, of which half vest on day of grant with the second half vesting on the one-year anniversary of the date of grant. The options have a ten-year term and expire on December 16, 2031. The grants were awarded as follows: 75,000 to Charles Fernandez, 10,000 to Paul R. Thomson and 15,000 to Theresa Carlise.

The vested portion of the options granted, 50,000 options were valued on the grant date at approximately $3.04 per option or a total of $151,940 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.81 per share (based on the closing price of the Company’s common stock of the date of grant), volatility of 80%, expected term of 10 years, and a risk-free interest rate of 0.28%.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY (CONTINUED)

For the years ended December 31, 2021 and 2020, the Company recorded total stock-based compensation of $3,758,424 and $904,900, respectively.

Stock options outstanding at December 31, 2021 and 2020, as disclosed in the below table, have approximately ($270,837) and $3,012,851 of intrinsic value, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the years ended December 31, 2021 and 2020, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2020	7,809	$87.45	5.16
Granted	698,400	$1.20	9.92
Exercised	(106,200)	$1.00	9.64
Forfeited	-	$-	-
Cancelled	-	$-	-
Balance outstanding at December 31, 2020	600,009	$2.35	9.91
Options exercisable at December 31, 2020	600,009	$2.35	9.91
Weighted average fair value of options granted during the period		$1.20	9.92

Balance at January 1, 2021	600,009	$2.35	9.91
Granted	400,000	$2.22	5.32
Exercised	(19,200)	$-	-
Forfeited	(917)	$-	-
Cancelled	(50,000)	$-	-
Balance outstanding at December 31, 2021	929,892	$3.53	5.32
Options exercisable at December 31, 2021	929,892	$3.53	5.32
Weighted average fair value of options granted during the period		$2.22	5.32

Restricted Stock Awards

On February 23, 2021, the Company issued an aggregate of 1,000 shares of common stock for services in the amount of $14,200.

On May 28, 2021, the Company awarded 600,000 shares of restricted common stock Charles M. Fernandez, Chairman and Chief Executive Officer, which will vest 1/3 at each of the three anniversaries of the grant date. This equity award was made outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY (CONTINUED)

On October 8, 2021, in connection with Andrew Cohen employment as Senior Vice President of Operations, and as a material inducement to enter into the Cohen Agreement, Mr. Cohen received a restricted stock grant of 25,000 shares of Common Stock, 10,000 of which vest immediately, and the remaining 15,000 of which will vest at the rate of 5,000 shares at the end of each of the next three annual anniversaries of his employment. These equity awards to Mr. Cohen were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

On December 16, 2021, the following awards of unregistered restricted stock to the Company’s directors and officers became effective;

Charles M. Fernandez, Executive Chairman and Chief Executive Officer- (1) Award of 101,000 shares of restricted common stock of the Company under the 2020 Plan. All shares fully vested and issued on the Effective Grant Date and (2) Award of 275,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares to be issued and to vest on the first anniversary of the Effective Grant Date.

David Phipps, Director and President of Orbsat; Chief Executive Officer of Global Operations - Award of 275,000 shares of restricted common stock of the Company under the 2021 Plan. All shares fully vested and issued on the Effective Grant Date.

Kendall Carpenter, Director - Award of 20,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares to be issued and to vest on the first anniversary of the Effective Grant Date.

Louis Cusimano, Director - Award of 20,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares to be issued and to vest on the first anniversary of the Effective Grant Date.

Hector Delgado, Director - Award of 20,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares to be issued and to vest on the first anniversary of the Effective Grant Date.

John Miller, Director - Award of 20,000 shares of restricted common stock of the Company under the 2021 Plan. Half of the shares fully vested and issued on the Effective Grant Date. The second half of the shares to be issued and to vest on the first anniversary of the Effective Grant Date.

Paul R. Thomson, Executive Vice President and Chief Financial Officer – Award of 10,000 shares of restricted common stock of the Company under the 2021 Plan. All shares fully vested and issued on the Effective Grant Date.

Theresa Carlise, Chief Accounting Officer, Treasurer and Secretary - Award of 15,000 shares of restricted common stock of the Company under the 2021 Plan. All shares fully vested and issued on the Effective Grant Date.

For the year ended December 31, 2021, the Company recorded total stock-based compensation for the awards and options granted of $3,758,424. For the year ended December 31, 2020, the Company recorded stock-based compensation of $904,900.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The components of earnings before income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended
	December 31,
	2021	2020
Income (loss) before income taxes:
Domestic	$(8,187,662)	$(2,826,902)
Foreign	80,000	63,527
	$(8,107,662)	$(2,763,375)

Income tax provision (benefit) consists of the following for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Income tax provision (benefit):
Current
Federal	$-	$-
State	-	-
Foreign	15,000	3,563
Total current	15,000	3,563
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total income tax provision (benefit)	$15,000	$3,563

The Company’s wholly owned subsidiary, GTC, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Its estimated tax liability for December 31, 2021 and 2020 is approximately $15,000 and $3,563, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2021		2020
	$	%	$	%
Federal income tax provision (benefit) at statutory rate	$1,736,000	21%	$(580,000)	21%
State tax expense net of federal tax benefit	211,000	3%	36,000	(1)%
State tax expense federal impact	29,000	-	-	-
Non-deductible expenses	(320,000)	(4)%	57,000	(2)%
State rate change adjustment	(138,000)	(2)%	-	-
Foreign taxes at rate different than US Taxes	(2,000)	-	-	-
Other true-ups	188,000	2.0%	1,267,000	46%
Change in valuation allowance	(1,689,000)	(20.0)%	(776,000)	(28)%
Income tax provision (benefit)	$15,000	-	$4,000	-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforward	$2,455,000	$1,721,000
Property plant and equipment and intangibles asset	132,000	124,000
Stock-based compensation	1,133,000	186,000
Total deferred tax assets	$3,720,000	$2,031,000

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$-	$-
Total deferred tax liabilities	$-	$-

Net deferred tax asset before valuation allowance	$3,720,000	$2,030,777
Less: valuation allowance	(3,720,000)	(2,030,777)
Net deferred tax asset	$-	$-

The net operating loss carryforward increased from $6,789,695 at December 31, 2020 to $ 10,159,749 at December 31, 2021. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2021 and 2020, due to the uncertainty of realizing the deferred income tax assets. Out of the $10,159,749 net operating loss carryforward, $2,872,841 will begin to expire in 2036 and $7,286,908 will have an indefinite life.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – INCOME TAXES (CONTINUED)

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns for 2018 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple states and foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2021 and 2020, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2021 and 2020, there were no penalties or interest recorded in income tax expense.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for years ended December 31, 2021 and for the year ended December 31, 2020, reflect this impact; however, we expect that this trend may continue, and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted.

Employment Agreements

2021 Phipps Employment Agreement

On June 5, 2021, the Company to enter into a new three year employment agreement with Mr. Phipps the that was effective as of June 2, 2021, also referred to herein as the 2021 Phipps Employment Agreement). Under the terms of the 2021 Phipps Employment Agreement, Mr. Phipps will serve as the serve as President of the Company and Chief Executive Officer of Global Operations. The term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or Mr. Phipps by written notice. Mr. Phipps’ annual base compensation under the 2021 Phipps Employment Agreement is an aggregate of $350,000.The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Phipps will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Mr. Phipps is also entitled to participate in any other executive compensation plans adopted by the Board of Directors, and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”). Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided therein or in any award certificate(s), which shall supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Phipps for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Phipps in the course of his employment, consistent with the Company’s policy. Mr. Phipps will be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior employees. The 2021 Phipps Agreement may be terminated based on death or disability of Mr. Phipps, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The 2021 Phipps Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, the 2021 Phipps Agreement was amended in order to, among other things, (i) increase Mr. Phipps’ compensation to include a car allowance of $1,000 a month and (ii) clarify Mr. Phipps position to be President of NextPlat Corp and the Chief Executive Officer of Global Operations.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Fernandez Employment Agreements

Fernandez May Employment Agreement

On May 23, 2021, the Company entered into a three (3) year Employment Agreement (the “May Agreement”) with Mr. Fernandez to serve as Chairman of the Board. Such agreement includes provision for automatic one (1) year extensions. Under the terms of May Agreement, Mr. Fernandez’s employment commenced on May 28, 2021. As compensation for services under the May Agreement, Mr. Fernandez was to receive, in monthly installments during the term, the sum of $12,000 per month. Mr. Fernandez was also be entitled to such cash bonus opportunity and equity compensation arrangements as the Compensation Committee may determine following the effectiveness of this registration statement. The May Agreement also provided for the Company to reimburse Mr. Fernandez for any and all premium payments made by him to obtain and continue in full force and effect throughout the entire period of employment for personal catastrophe and disability insurance coverages. Such insurance was to have premium limits not to exceed one hundred percent (100%) of Mr. Fernandez’s Base Salary per annum. In addition, Mr. Fernandez was entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior executives. Under the May Agreement, the Company was also obligated to reimburse Mr. Fernandez for up to $10,000 per year related to Mr. Fernandez’s business and personal travel and/or that of his immediate family members, as well as up to $10,000 per year for professional fees incurred by Mr. Fernandez, whether in connection with Mr. Fernandez’s association with the Company or otherwise. In connection to the June Offering, which is described above, the Company granted Mr. Fernandez an award of restricted stock with a grant date fair value equal to $3,000,000 determined at the per unit offering price of $5.00 per unit (the “RSA”), which RSA will vest 1/3 at each of the three anniversaries of the grant date. Notwithstanding the vesting schedule, full vesting will occur upon a Change in Control, as that term is defined in the RSA. The Company, at its sole expense, is obligated to register the reoffer and resale by Mr. Fernandez of the securities granted to Employee pursuant to the RSA.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In addition, the June Agreement (which repeats, but not duplicates, a grant of restricted stock made under the May Agreement), Mr. Fernandez received an award of restricted stock with a grant date fair value equal to $3,000,000 determined at the per unit offering price in the June Offering ($5 per Unit) (the “RSA”), which RSA will vest 1/3 at each of the three anniversaries of the grant date. The Grant Date for the RSA is May 28, 2021, as determined pursuant to the May Agreement. Notwithstanding the vesting schedule, full vesting will occur upon a Change in Control, as that term is defined in the Restricted Stock Agreement pursuant to which the RSA was made (the “May Restricted Stock Agreement”). The Company at its sole expense is obligated to register for reoffer and resale by Mr. Fernandez the securities granted to him pursuant to the May Restricted Stock Agreement.

If Mr. Fernandez’s employment is terminated for any reason at any time by the Company prior to the full vesting of the RSA without “Cause” (as that term is defined in the June Agreement), the RSA will vest and Mr. Fernandez will receive all right, title and interest in the balance of the securities granted to him in the RSA.

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

Ellenoff Employment Agreement

On August 24, 2021, Douglas S. Ellenoff was appointed to the positions of Chief Business Development Strategist of the “Company” and Vice Chairman of the Board of Directors of the Company. The appointment was made on the approval and recommendation of the Nominating Committee of the Board. Mr. Ellenoff was not appointed to any committees of the Board.

In connection with Mr. Ellenoff’s appointment to the position of Chief Business Development Strategist of the Company, Mr. Ellenoff and the Company entered into a three year Employment Agreement, dated August 24, 2021, which is also referred to herein as the “Ellenoff Agreement”, Under the Ellenoff employment Agreement, which sets forth the terms of his employment, including with regard to compensation. Mr. Ellenoff will be nominated and renominated to serve on the Board during the term of the agreement. Under the terms of the Ellenoff Employment Agreement, Mr. Ellenoff will receive, in lieu of cash compensation: (i) a restricted stock award of 100,000 shares of Common Stock of the Company, 40,000 of which will be issued within 5 business days of the execution of the Ellenoff Employment Agreement and vest immediately, and the remaining 60,000 of which will be issued and vest at the rate of 20,000 shares at the end of each of the next three annual anniversaries of his employment, provided that Mr. Ellenoff serves on the Board at any time during such year; and (ii) options to purchase a total of 1,500,000 shares of the Corporation’s Common Stock, 300,000 of which will issued within 5 business days of the execution of the Ellenoff Employment Agreement and vest immediately, 150,000 of which will vest on each of the next three annual anniversaries of the commencement of his employment, and the remaining 750,000 of which will vest at the rate of 250,000 per year on each of the first three anniversaries of the commencement of his employment if during each such year Mr. Ellenoff introduces the Company to twelve (12) or more potential Business Transactions (as defined in the Ellenoff Employment Agreement and which transactions need not be consummated); provided that the Company’s Chief Executive Officer may, in his sole discretion, waive the vesting requirement in any given year. Such options have an exercise price of $5.35 per share and will terminate 5 years after they vest. These equity awards to Mr. Ellenoff were material to induce Mr. Ellenoff to enter into the Ellenoff Employment Agreement and were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Uddin Employment Agreement

On June 22, 2021, the Company appointed Sarwar Uddin as the Chief Financial Officer of the Company. Mr. Uddin replaced Thomas Seifert, whose employment by the Company terminated on the same date. The initial term of Mr. Uddin’s agreement is one year commencing on June 22, 2021. The term of the employment agreement will be automatically extended for additional one-year terms unless terminated by the Company or Mr. Uddin by written notice. Mr. Uddin’s annual base compensation is $240,000. The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Uddin will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Mr. Uddin is also entitled to participate in any other executive compensation plans adopted by the Board of Directors and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”). The Company is required to pay or to reimburse Mr. Uddin for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Uddin in the course of his employment, consistent with the Company’s policy. Mr. Uddin shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior Employees. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, on the approval and recommendation of the Compensation Committee of the Board of Directors of NextPlat Corp, the Company entered into an amendment to the current employment agreement to increase Mr. Uddin’s compensation by providing for an allowance of $600 per month for the payment of medical plan coverage for Mr. Uddin and his family.

On October 4, 2021, Mr. Uddin, notified the Company of his resignation from all positions he held with the Company. Mr. Uddin’s resignation was effective as of the close of business on October 8, 2021.

Carlise Employment Agreement

On June 22, 2021, the Company appointed Theresa Carlise, Controller, Treasurer and Secretary. The initial term of Ms. Carlise agreement was one year. The term of the employment agreement will be automatically extended for additional one-year terms unless terminated by the Company or Ms. Carlise by written notice. Ms. Carlise’s annual base compensation is $180,000. The Carlise Agreement provides for medical plan coverage and an auto allowance. The Company may increase (but not decrease) her compensation during its term. In addition, Ms. Carlise will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Ms. Carlise is also entitled to participate in any other executive compensation plans adopted by the Board of Directors and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”). The Company is required to pay or to reimburse Ms. Carlise for all reasonable out-of-pocket expenses actually incurred or paid by Ms. Carlise in the course of her employment, consistent with the Company’s policy. Ms. Carlise shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior Employees. The employment agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The employment agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, on the approval and recommendation of the Compensation Committee of the Board of Directors of NextPlat Corp, the Company entered into an amendment to the current employment agreement. The Amendment for Ms. Carlise amends her Employment Agreement in order to, among other things, change Ms. Carlise’s title to “Chief Accounting Officer, Secretary and Treasurer. On October 8, 2021, on the approval and recommendation of the Compensation Committee, and following the subsequent approval of the Board, the Company entered into an amendment to the Company’s current employment agreement with Theresa Carlise, the Company’s Chief Accounting Officer, Treasurer and Secretary, to extend the initial term of her employment agreement from 1 year to 3 years (the “Carlise Amendment”).

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Thomson Employment Agreement

On August 24, 2021, Paul R. Thomson was appointed to the position of Executive Vice President of the Company. Mr. Thomson’s appointment as Executive Vice President was effective on August 24, 2021, the date of that certain Employment Agreement between Mr. Thomson and the Company (the “Thomson Agreement”). The Thomson Agreement has an initial term of three (3) years and will be automatically extended for additional 1-year term unless terminated by the Company or Mr. Thomson by written notice. Mr. Thomson’s annual base compensation is $250,000. The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Thomson will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board. Mr. Thomson is also entitled to participate in any other executive compensation plans adopted by the Board and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”).

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

Cohen Employment Agreement

On October 7, 2021, the Board appointed Andrew Cohen as Senior Vice President of Operations of the Company, effective October 8, 2021. In connection with Mr. Cohen’s appointment, the Company entered into an employment agreement, dated October 8, 2021 (the “Cohen Agreement”), that sets forth the terms of his employment.

The Cohen Agreement has an initial term of three (3) years and will be automatically extended for additional 1-year terms unless terminated by the Company or Mr. Cohen by written notice. Mr. Cohen’s annual base compensation is $250,000. The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Cohen will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board. Mr. Cohen is also entitled to participate in any other executive compensation plans adopted by the Board and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee may from time to time determine (the “Share Awards”). The Company is required to pay or to reimburse Mr. Cohen for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Cohen in the course of his employment, consistent with the Company’s policy. Mr. Cohen will be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior employees. The Cohen Agreement may be terminated based on, among other things, the death or disability of Mr. Cohen, for cause, for good reason, and as a result of the change of control of the Company. The Cohen Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements

On July 16, 2020, the Company’s Board of Directors approved, and the Company entered into a 12-month consulting agreement (“Consulting Agreement”) with an unrelated third-party for capital raising advisory services and business growth and development services, with the term renewable upon mutual consent of the parties. Upon signing of the Consulting Agreement, the Company agreed to issue 20,000 restricted shares of its common stock to the consultant (the “Consulting Shares”), 5,000 additional restricted shares of common stock to be issued quarterly until the consultant may receive cash compensation for his services, which will be determined, upon completion of certain milestones, by the Company’s CEO.

Lease Agreements

On December 2, 2021, the Company entered into a 62-month lease for 4,141 square feet of office space for $186,345 annually. The rent increases 3% annually. The space is not available for occupancy until the second quarter of 2022, at which time rent will commence, as well as adjusting the right of asset and the corresponding operating lease liability to include this lease.

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England, “UK lease”, for £2,128 per month, or USD $2,926 per month at the yearly average conversion rate of 1.375083. The Poole lease will expire July 2022 and we may seek to expand to a larger facility.

The UK lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

The rate implicit to the UK lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities during the year ended December 31, 2021 was 6.00%, derived from borrowing rate, as obtained from the Company’s most recent lenders. Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2021, we have not recognized any impairment losses for our ROU assets.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

At December 31, 2021, the Company had current and long-term operating lease liabilities of $19,763 and $0, respectively, and right of use assets of $22,643.

Future minimum lease payments under the UK lease are as follows:

Minimum
Lease
Years Ending December 31,	Payment
2022	$22,643
2023	-
Total undiscounted future non-cancelable minimum lease payments	22,643
Less: Imputed interest	(2,880)
Present value of lease liabilities	$19,763
Weighted average remaining term	0.58

Net rent expense for the years ended December 31, 2021 and 2020 were $35,112 and $32,607, respectively.

Litigation

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed all compensation payable under his employment agreement executed in June 2021. The Company’s position is that Mr. Seifert is not owed any additional consideration or compensation relating to his prior service with the Company or arising under any employment agreement. The Company believes it has adequate defenses to any such claims. The Company has determined to initiate litigation against Mr. Seifert asserting a number of claims including, but not limited to, rescission of the employment agreement, fraud in the inducement in connection with the execution of the employment agreement, and breach of the fiduciary duties of good faith and loyalty. The Company does not expect to seek substantial monetary relief in the litigation.

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition and operating results.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of December 31, 2021, the accounts payable due to related party includes $30,000 due to Charles Fernandez and accounts payable due to Theresa Carlise of $5,308. Total related party payments due as of December 31, 2021 and December 31, 2020 are $35,308 and $102,060, respectively. Those related party payables are non-interest bearing and due on demand.

The Company’s UK subsidiary, GTC had an over-advance line of credit with HSBC, for working capital needs, which was not renewed by the Company on December 31, 2021. The over-advance limit was £25,000 or $33,834 at an exchange rate of 1.353372, with interest at 5.50% over Bank of England’s base rate or current rate of 6.25% variable. The advance was guaranteed by David Phipps, the Company’s President and Chief Executive Officer of Global Operations. The Company uses an American Express account for Orbital Satcom Corp and an American Express account for GTC, both in the name of David Phipps who personally guarantees the balance owed.

For the year ended December 31, 2021, the Company employs five individuals related to Mr. Phipps who earned gross wages totaling $188,384 and for the year ended December 31, 2020, three individuals were employed related to Mr. Phipps earning $85,722.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18 - CONCENTRATIONS

Customers:

Amazon accounted for 63.6% and 73.3% of the Company’s revenues during the years ended December 31, 2021 and 2020, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020

Network Innovations	$658,642	10.6%	$912,056	17.5%
Garmin	$1,102,230	17.7%	$813,875	15.6%
Globalstar Europe	$725,315	11.6%	$540,463	10.3%
SatCom Global	$973,652	15.6%	$474,404	9.1%
Cygnus Telecom	$800,008	12.8%	$623,736	11.9%

Geographic:

The following table sets forth revenue as to each geographic location, for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020

Europe	$5,146,336	66.5%	$3,658,612	64.3%
North America	1,776,288	22.9%	1,532,273	26.9%
South America	37,139	0.5%	34,915	0.6%
Asia & Pacific	695,770	9.0%	420,048	7.4%
Africa	84,377	1.1%	43,948	0.8%
	$7,739,910		$5,689,796

NOTE 19 – SUBSEQUENT EVENTS

January 2022 Private Placement of Common Stock

On December 31, 2021, after markets closed, a securities purchase agreement (the “Purchase Agreement”) was circulated to, and signatures were received from, certain institutional and accredited investors (the “December Investors”) in connection with the sale in a private placement by the Company of 2,229,950 shares of the Company’s common stock (the “December Offering”). On January 2, 2022, the Company delivered to December Investors a fully executed Purchase Agreement, which was dated December 31, 2021. The purchase price for the common stock sold in the December Offering was $3.24 per share, the closing transaction price reported by Nasdaq on December 31, 2021.

The closing of the December Offering occurred on January 5, 2022. The Company received gross proceeds from the sale of the common stock in the December Offering of approximately $7.2 million. The Company intends to use the proceeds from the December Offering for general corporate purposes, including potential acquisitions and joint ventures. Approximately 73% of funds raised in the December Offering were secured from existing shareholders and from the members of the Company’s senior management and Board of Directors.

In connection with the December Offering, the Company entered into a registration rights agreement with the December Investors (the “Registration Rights Agreement”), pursuant to which, among other things, the Company agreed to prepare and file with the SEC a registration statement to register for resale the shares of the Company’s common stock sold in the Offering.

The shares of common stock offered and sold in the December Offering were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

The terms of the transaction disclosed above, including the provisions of the Purchase Agreement and Registration Rights Agreement, were approved by the Board of Directors; and because some of the securities were offered and sold to officers and directors of the Company, such terms were separately reviewed and approved by the Audit Committee of the Board of Directors.

January 2022 Name Change

On January 18, 2022, the Company filed a Certificate of Amendment of the Amended and Restated Articles of Incorporation of the Company with the Secretary of State of the State of Nevada in order to change the Company’s corporate name from Orbsat Corp to NextPlat Corp. This name change was effective as of January 21, 2022. The name change was approved by the Company’s stockholders at the 2021 annual meeting of stockholders held on December 16, 2021.

Appointment of Director; Compensatory Arrangements of Director

On January 7, 2022, the Board of Directors (the “Board”) of the Company appointed Rodney Barreto as a new director to the Board, effective January 20, 2022. No decision has been made with respect to the naming of Mr. Barreto to any regular committees of the Board.

In connection with Mr. Barreto’s appointment to the Board, the Company executed a Director Services Agreement (the “Director Agreement”) with Mr. Barreto on January 11, 2022. The Director Agreement has a two-year term (subject to the director’s nomination and election) and provides for a cash retainer of $48,000 per year, plus an equity award of 20,000 shares of restricted stock, half of which will be issued and vest on the day of grant, with the remaining half vesting and being issued on the first anniversary of the grant date. The Director Agreement also contains customary confidentiality and indemnification provisions and require the Company to maintain a specified amount of director and officer insurance. There are no arrangements or understandings between Mr. Barreto and any other person pursuant to which Mr. Barreto was selected as a director

