Form 10-K/A
period 2021-12-31
NextPlat Corp
filed 2022-04-04
CIK 1058307

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022 (the “Original Form 10-K”), is to (a) remove extraneous text that was inadvertently included under financial Note 1 on page F-8 of the Original Form 10-K, and (b) to correct three references to the balance of unamortized notes payable for the year ended December 31, 2020. The balance of unamortized notes payable for the year ended December 31, 2020 was $209,323, not $331,171 or $329,683 (as reflected on page 47 and in Note 9 on page F-19 of the Original Form 10-K), as well as to make the following revisions to the text of the third paragraph of Note 9:

“On June 15, 2020, the change in conversion price from $0.50 to $1.00 per share, resulted in a difference in the carrying value of the balance of the note payable. Under ASC 470-50-40-13, if it is determined that the original and new debt instruments are substantially different, the new debt instrument shall be initially recorded at fair value, and that amount shall be used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. The original debt had a carrying value of $269,262 as of June 15, 2020, the fair value of the amended debt was $0 ~~($792,932 principle netted with the $792,392 note payable discount)~~, which resulted a gain from the extinguishment of debt $269,262~~. Further, as of June 30, 2020, the Company recorded a beneficial conversion feature of the amended note of $17,041, resulting in a balance of unamortized discount notes payable of $775,892 as of June 30, 2020. For the year ended December 31, 2020, the Company amortized the discount on the debt, to interest expense of $538,087, resulting in a balance of unamortized discount notes payable of $329,683~~.”

This Amendment also includes the filing of new Exhibits 31.3, 31.4, and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.

This Amendment No. 1 does not reflect subsequent events occurring after the filing date of the Original Form 10-K and no other changes have been made to the Original Form 10-K other than those described above.

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

For the years ended December 31, 2021, and 2020, we amortized the discount on the debt to interest expense of $1,425,365 and $538,087, resulting in a balance of unamortized notes payable of $0 and $209,323, respectively.

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

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014).

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014).

3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2016).

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021).

3.5	Certificate of Amendment of the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

4.1**	Description of NextPlat Corp’s Securities Registered Under Section 12 of the Exchange Act.

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

4.3	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

10.1	Form 7% Convertible Promissory Note (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.2	Form Note Purchase Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.3+	David Phipps Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.4+	Thomas Seifert Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.5+	2020 Equity Incentive Plan (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 31, 2020).

10.6	Form Note Purchase Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 4, 2020).

10.7	Form 6% Convertible Promissory Note (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 4, 2020).

10.8	Debenture by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.9	Coronavirus Business Interruption Loan Agreement by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.10	Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated August 21, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 27, 2020).

Exhibit No.	Description

10.11	Form of Option Agreement (Incorporated by reference to Form 10-K, filed with the Securities and Exchange Commission on March 29, 2019)

10.12	Convertible Promissory Note by and between Orbital Tracking Corp. and Power Up Ltd., dated January 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2019).

10.13	Form of Share Note Exchange Agreement by and between Orbital Tracking Corp and certain holders of the Company’s preferred stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.14	Form of 6% Promissory Note dated April 30, 2019, by and between Orbital Tracking Corp and certain holders of the Company’s preferred stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.15	Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated May 13, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.16

Amendment to Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated May 13, 2019. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.17	Form 7% Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.18	Form Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.19+	David Phipps Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.20+	Thomas Seifert Employment Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.21+	Form Fernandez Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to Amendment No.4 to the Company’s registration statement on Form S-1 filed with the SEC on May 25, 2021, File No. 333-253027).

10.22+	Fernandez Employment Agreement, dated May 23, 2021 (incorporated by reference to Exhibit 10.20 to Amendment No.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 25, 2021, File No. 333-253027).

10.23+	Fernandez Employment Agreement, dated June 2, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report filed with the SEC on August 17, 2021).

10.24+	Form of Director Offer Letter (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

10.25	Form of Maxim Lockup Agreement (incorporated by reference to Exhibit A to Underwriting Agreement filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021).

10.26+	Hector Delgado Independent Director Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.27+	Louis Cusimano Independent Director Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.28+	John E. Miller Independent Director Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.29+	Kendall W. Carpenter Independent Director Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

Exhibit No.	Description

10.30+	David Phipps Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.31+	Thomas Seifert Employment Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.32+	Sarwar Uddin Employment Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021).

10.33+	Theresa Carlise Employment Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021).

10.34	Alibaba.com Supplemental Services Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.35	Alibaba.com Transaction Services Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.36	Alibaba.com Terms of Use (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.37+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Charles M. Fernandez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.38+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and David Phipps (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.39+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Sarwar Uddin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.40+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Theresa Carlise (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.41+	Employment Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas S. Ellenoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 27, 2022).

10.42+	Employment Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2021).

10.43+	Stock Option Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas Ellenoff (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

Exhibit No.	Description

10.44+	Restricted Stock Award Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas Ellenoff (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

10.45+	Stock Option Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

10.46+	Restricted Stock Award Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

10.47+	Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.48+	Amendment No. 1 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.49+	Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.50+**	Restricted Stock Award Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen.

10.51+**	Stock Option Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen.

10.52+	Amendment No. 2 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Theresa Carlise (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.53+	Director Services Agreement, dated January 11, 2022, between Orbsat Corp and Rodney Barreto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2022).

10.54	Form of Securities Purchase Agreement dated as of December 31, 2021, by and among Orbsat Corp and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

10.55	Form of Registration Rights Agreement dated as of December 31, 2021, by and among Orbsat Corp and the Investors (incorporated by reference to Exhibit A of Exhibit 10.54 to this Annual Report on Form 10-K).

10.56+	Orbsat Corp Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).

10.57+	Orbsat Corp 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).

10.58+	Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.59+	Amendment No. 1 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.60+	Amendment No. 2 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Theresa Carlise. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.61+	Form of Indemnity Agreement by and between Orbsat Corp and Douglas Ellenoff entered into on November 18, 2021 (incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 27, 2022).

10.62+	Form of Registration Rights Agreement by and between Orbsat Corp and Douglas Ellenoff entered into on November 18, 2021 (incorporated by reference to Exhibit A of Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 27, 2022).

10.63+**	Restricted Stock Award Agreement, dated December 18, 2021, by and between Orbsat Corp and Charles M. Fernandez (275,000 shares of restricted stock).

10.64+**	Restricted Stock Award Agreement, dated December 18, 2021, by and between Orbsat Corp and Charles M. Fernandez (101,000 shares of restricted stock).

10.65+**	Restricted Stock Award Agreement, dated December 18, 2021, by and between Orbsat Corp and David Phipps.

10.66+**	Form of Restricted Stock Award Agreement between the Company and each of Paul R Thomson (10,000 shares) and Theresa Carlise (15,000 shares), entered into in December 2021.

10.67+**	Form of Restricted Stock Award Agreement between the Company and each of Kendall Carpenter, Louis Cusimano, Hector Delgado and John E. Miller, entered into in December 2021.

10.68+**	Form of Stock Option Grant Notice and Agreement between Orbsat Corp and each of Charles M. Fernandez (75,000 shares), Paul R Thomson (10,000 shares) and Theresa Carlise (15,000 shares), entered into in December 2021.

10.69+**	Restricted Stock Award Agreement, dated December 20, 2021, by and between Orbsat Corp and Rodney Barreto.

21.1**	Subsidiaries of NextPlat Corp

23.1**	Consent of RBSM LLP

23.2*	Consent of RBSM LLP

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins*	Inline XBRL Instance Document

101.sch*	Inline XBRL Taxonomy Schema Document

101.cal*	Inline XBRL Taxonomy Calculation Document

101.def*	Inline XBRL Taxonomy Linkbase Document

101.lab*	Inline XBRL Taxonomy Label Linkbase Document

101.pre*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

* Filed herewith.

** Filed with the Original Form 10-K on March 31, 2022.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2022	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Title: Executive Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul R. Thomson
Paul R Thomson
Title: Chief Financial Officer, (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Fernandez	Chief Executive Officer and Executive Chairman (Principal Executive Officer)	April 4, 2022
Charles M. Fernandez

/s/ David Phipps	President and Chief Executive Officer of Global Operations	April 4, 2022
David Phipps

/s/ Paul R Thomson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 4, 2022
Paul R Thomson

/s/ Theresa Carlise	Chief Accounting Officer, Secretary and Treasurer (Principal Accounting Officer)	April 4, 2022
Theresa Carlise

/s/ Andrew S. Cohen	Senior Vice President of Operations	April 4, 2022
Andrew S. Cohen

/s/ Douglas S. Ellenoff	Vice Chairman and Chief Business Development Strategist	April 4, 2022
Douglas Ellenoff

/s/ Hector Delgado	Director	April 4, 2022
Hector Delgado

/s/ Kendall W. Carpenter	Director	April 4, 2022
Kendall Carpenter

/s/ Louis Cusimano	Director	April 4, 2022
Louis Cusimano

/s/ John E. Miller	Director	April 4, 2022
John E. Miller
/s/ Rodney Barreto	Director	April 4, 2022
Rodney Barreto

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

For the years ended December 31, 2021 and 2020, we amortized the discount on the debt, to interest expense of $1,425,365 and $538,087, resulting in a balance of unamortized notes payable of $0 and $209,323, respectively.

For the year ended December 31, 2021, the Holders converted a total of $1,644,267 of the convertible debt to 1,345,468 shares of common shares.

On June 15, 2020, the change in conversion price from $0.50 to $1.00 per share, resulted in a difference in the carrying value of the balance of the note payable. Under ASC 470-50-40-13, if it is determined that the original and new debt instruments are substantially different, the new debt instrument shall be initially recorded at fair value, and that amount shall be used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. The original debt had a carrying value of $269,262 as of June 15, 2020, the fair value of the amended debt was $0, which resulted a gain from the extinguishment of debt $269,262.

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

