Form 10-Q
period 2022-03-31
NextPlat Corp
filed 2022-05-16
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 001-40447

NEXTPLAT CORP

(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Mary St., Suite 410, Coconut Grove, FL	33133
(Address of principal executive offices	(Zip Code)

(305)-560-5355

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	NXPL	The Nasdaq Stock Market Inc.
Warrants	NXPLW	The Nasdaq Stock Market Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 16, 2022
Common Stock, $0.0001 par value	9,293,096

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The unaudited financial statements of NextPlat Corp, F/K/A/ Orbsat Corp, (“NextPlat,” the “Company,” “we,” or “our”), for the three months ended March 31, 2022 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$21,907,935	$17,267,978
Accounts receivable, net	420,143	349,836
Inventory	1,473,192	1,019,696
Unbilled revenue	92,144	100,422
VAT receivable	458,373	491,417
Prepaid expenses – current portion	123,300	97,068
Other current assets	-	48,539
Total current assets	24,475,087	19,374,956

Property and equipment, net	1,025,196	1,042,859
Right of use	13,840	22,643
Intangible assets, net	68,750	75,000
Prepaid expenses – long term portion	49,650	49,867

Total assets	$25,632,523	$20,565,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,415,545	$1,063,344
Contract liabilities	30,364	36,765
Note payable Coronavirus loans– current portion	65,690	56,391
Due to related party	55,045	35,308
Lease liabilities - current	11,045	19,763
Provision for income taxes	18,226	56,781
Stock subscription payable	-	1,400,000
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,708,312	2,780,749

Long term liabilities:
Note payable Coronavirus loans– long term	218,967	253,757

Total Liabilities	1,927,279	3,034,506

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 3,333,333 shares authorized	-	-
Common stock, ($0.0001 par value; 50,000,000 shares authorized, 9,293,096 shares issued and outstanding as of March 31, 2022 and 7,053,146 outstanding at December 31, 2021, respectively)	929	705
Additional paid-in capital	46,552,707	39,513,093
Accumulated (deficit)	(22,836,298)	(21,986,215)
Accumulated other comprehensive income (loss)	(12,094)	3,236

Total stockholders’ equity	23,705,244	17,530,819

Total liabilities and stockholders’ equity	$25,632,523	$20,565,325

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHNSIVE LOSS

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Net sales	$3,577,778	$1,461,428

Cost of sales	2,776,685	1,023,911

Gross profit	801,093	437,517

Operating expenses:
Selling, general and administrative	574,350	175,890
Salaries, wages and payroll taxes	635,576	208,174
Professional fees	326,213	278,682
Depreciation and amortization	99,569	73,700
Total operating expenses	1,635,708	736,446

(Loss) before other expenses and income taxes	(834,615)	(298,929)

Interest expense	3,243	520,694
Interest earned	(4,956)	-
Foreign currency exchange rate variance	17,181	(16,481)
Total other income	15,468	504,213

Net loss	$(850,083)	$(803,142)

Comprehensive (loss) income:
Net loss	$(850,083)	$(803,142)
Foreign currency translation adjustments	(15,330)	1,611
Comprehensive loss	$(865,413)	$(801,531)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	9,166,877	985,235
Basic and diluted net (loss) per share	$(0.09)	$(0.82)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2021	7,053,146	$705	$39,513,093	$(21,986,215)

Issuance of common related to offering	2,229,950	223	7,004,815
Issuance of common related to restricted stock award	10,000	1	34,799
Comprehensive loss	-	-	-
Net loss	-	-	-	(850,083)

Balance, March 31, 2022	9,293,096	$929	$46,552,707	$(22,836,298)

For the Three Months Ended March 31, 2021

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2020	817,450	$82	$14,486,492	$(13,878,553)

Issuance common stock from convertible debt	418,437	42	458,049	-
Issuance of common related to restricted stock award	1,000	-	14,200	-
Beneficial conversion feature of convertible debt	-	-	340,420	-
Comprehensive gain	-	-	-	-
Net loss	-	-	-	(803,142)

Balance, March 31, 2021	1,236,887	$124	$15,299,161	$(14,681,695)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2021	$3,236	$17,530,819

Issuance of common related to offering	-	7,005,038
Issuance of common related to restricted stock award	-	34,800
Comprehensive loss	(15,330)	(15,330)
Net loss	-	(850,083)
Balance, March 31, 2022	$(12,094)	$23,705,244

For the Three Months Ended March 31, 2021

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2020	$(42,832)	$565,189

Issuance common stock from convertible debt	-	458,091
Issuance of common related to restricted stock award	-	14,200
Beneficial conversion feature of convertible debt	-	340,420
Comprehensive gain	1,611	1,611
Net loss	-	(803,142)
Balance, March 31, 2021	$(41,221)	$576,369

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(850,083)	$(803,142)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	93,319	67,450
Amortization of intangible asset	6,250	6,250
Amortization of right to use	8,803	7,563
Amortization of convertible debt, net	-	501,164
Stock based compensation	34,800	14,200
Change in operating assets and liabilities:
Accounts receivable	(70,307)	(94,176)
Inventory	(453,496)	(239,490)
Unbilled revenue	8,278	(2,067)
Prepaid expense	(26,232)	-
Other current assets	48,539	(19,195)
VAT receivable	33,044	-
Accounts payable and accrued liabilities	352,201	114,261
Lease liabilities	(8,718)	(7,589)
Provision for income taxes	(38,555)	164)
Contract liabilities	(6,401)	(5,157)
Net cash used in operating activities	(868,558)	(459,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(67,997)	(459)
Net cash used in investing activities	(67,997)	(459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) note payable, related party, net	19,737	(226)
Proceeds from common stock offering	5,605,038	-
Repayments of note payable	-	(60,643)
Repayments to note payable Coronavirus loans	(16,422)	-
Proceeds of convertible debt	-	350,000
Net cash provided by financing activities	5,608,353	289,131

Effect of exchange rate on cash	(31,841)	1,611

Net increase (decrease) in cash	4,639,957	(169,481)
Cash beginning of period	17,267,978	728,762
Cash end of period	$21,907,935	$559,282

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$3,243	$-
Income tax	$38,555	$-
Non-cash adjustments during the period for
Common stock issued for stock subscription payable	$1,400,000	$-
Beneficial conversion feature on convertible debt	$-	$340,420
Conversion of convertible debt into common shares	$-	$458,091

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the three months ending March 31, 2022, are not necessarily indicative of the results for the remainder of the fiscal year. The consolidated financial statements as of December 31, 2021, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of NextPlat Corp F/K/A/ Orbsat Corp (the “Company”) for the year ended December 31, 2021, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The consolidated balance sheet as of December 31, 2021 was derived from those financial statements.

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

.

Description of Business

NextPlat Corp, a Nevada corporation (the “Company”), was formerly Orbsat Corp (“NextPlat”). The business of NextPlat has been, and is currently, the provision of a comprehensive array of Satellite Industry communication services, and related equipment sales. As detailed in Online Storefronts and E-Commerce Platforms below, the Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts such as Alibaba, Amazon and Walmart. These e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. NextPlat has announced its intention to broaden its e-commerce platform and is implementing a comprehensive systems upgrade to support this initiative. The Company has also begun the design and development of a next generation platform for digital assets built for Web3 (an internet service built using decentralized blockchains). This new platform (“NextPlat Digital”) is currently in the design and development phase and will enable the use of a range of digital assets, such as non-fungible tokens (“NFTs”), in e-commerce and in community-building activities.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, $21,657,935, are unsecured. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022, and December 31, 2021, there were no allowances for doubtful accounts.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

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

Prepaid expenses

Prepaid expenses amounted to $172,950 and $146,935, at March 31, 2022 and December 31, 2021, respectively. Prepaid expenses include prepayments in cash for rent, insurance, pre-payments associated with the Company’s new office and software license fees which are being amortized over the terms of the respective agreement. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the three months ended March 31, 2022, closing rate at 1.3138 US$: GBP, quarterly average rate at 1.3419173 US$: GBP, for the three months ended March 31, 2021, closing rate at 1.3783 US$: GBP, quarterly average rate at 1.379068 US$: GBP, for the year ended 2021 closing rate at 1.353372 US$: GBP, yearly average rate at 1.375083 US$: GBP.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

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

Contract liabilities is shown separately in the unaudited condensed consolidated balance sheets as current liabilities. At March 31, 2022 and December 31, 2021, we had contract liabilities of approximately $30,364 and $36,765, respectively.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2022 and March 31, 2021, respectively.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

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

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

At March 31, 2022 and December 31, 2021, the Company had aggregated current and long-term operating lease liabilities of $11,045 and $19,763, respectively, and right of use assets of $13,840 and $22,643, respectively.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2022 and the March 31, 2021, there were no expenditures on research and development.

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

The following are dilutive common stock equivalents during the year ended:

	March 31, 2022	March 31, 2021

Convertible notes payable (1)	-	87,697
Stock Options	929,701	7,809
Stock Warrants	2,530,092	1,000
Total	3,459,793	96,506

(1)	87,697 shares of our common stock issuable upon conversion of $1,186,176 of Convertible Notes Payable as of March 31, 2021 not accounting for 4.99% beneficial ownership limitations.

Related Party Transactions

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party, (see Note 12).

Recent Accounting Pronouncements

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

At March 31, 2022 and December 31, 2021, inventories consisted of the following:

	March 31, 2022	December 31, 2021
Finished goods	$1,473,192	$1,019,696
Less reserve for obsolete inventory	-	-
Total	$1,473,192	$1,019,696

For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not make any change for reserve for obsolete inventory.

NOTE 3 – VAT RECEIVABLE

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result, of the UK’s departure from the EU, (“BREXIT”). For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company recorded a receivable in the amount of $458,373 and $491,417, respectively, for amounts available to reclaim against the tax liability from UK and EU countries. Subsequently to March 31, 2022, the Company has received a total of £33,978 or $44,640, using an exchange rate close of 1.31380 GBP:USD, in regard to this receivable.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $172,950 and $146,935, at March 31, 2022 and December 31, 2021, respectively. Prepaid expenses include prepayments in cash for rent, insurance, pre-payments associated with the Company’s new office and software license fees which are being amortized over the terms of the respective agreement. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2022 and December 31, 2021, property and equipment, net of fully depreciated assets, consisted of the following:

	March 31, 2022	December 31, 2021
Office furniture and fixtures	$16,472	$16,969
Computer equipment	66,400	67,458
Rental equipment	51,738	53,296
Appliques	2,160,096	2,160,096
Website development	314,099	247,541

Less accumulated depreciation	(1,583,609)	(1,502,501)

Total	$1,025,196	$1,042,859

Depreciation expense was $93,319 and $67,450 for the three months ended March 31, 2022 and 2021, respectively. For the year ended December 31, 2021, depreciation expense was $292,102.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (continued)

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

Amortization of customer contracts are included in depreciation and amortization. For the three months ended March 31, 2022 and 2021, the Company amortized $6,250 and $6,250, respectively. Future amortization of intangible assets is as follows:

2022	$18,750
2023	25,000
2024	25,000
Total	$68,750

For the three months ended March 31, 2022 and 2021, there were no additional expenditures on research and development.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accounts payable	$1,190,017	$846,380
Rental deposits	4,927	2,030
Customer deposits payable	61,802	59,733
Accrued wages & payroll liabilities	44,347	20,107
VAT liability & sales tax payable	12,715	6,203
Pre-merger accrued other liabilities	88,448	88,448
Accrued interest	-	138
Accrued other liabilities	13,289	40,305
Total	$1,415,545	$1,063,344

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 CORONAVIRUS LOANS

On April 20, 2020, the Board of Directors the Company (the”Board”), approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP:USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) was made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. As of March 31, 2022, and December 31, 2021, the Company has recorded $65,690 and $56,391 as current portion of notes payable and $218,967 and $253,757 as notes payable long term, respectively.

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

NOTE 9 - STOCKHOLDERS’ EQUITY

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

On May 28, 2021, the Company effected a reverse stock split of its common stock at a ratio of 1-for-5 (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split. Stockholders of record who were otherwise entitled to receive a fractional share received a whole share. The conversion or exercise prices of Company’s issued and outstanding convertible securities, stock options and warrants will be adjusted accordingly. All information presented in this Quarterly Report on Form 10-Q, assumes a 1-for-5 reverse stock split of Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth in this Quarterly Report on Form 10-Q have been adjusted to give effect to such assumed reverse stock split.

Listing on the Nasdaq Capital Market

Our common stock and warrants have been trading on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022. Prior to January 21, 2022, our common stock and warrants were traded on the Nasdaq Capital Market under the symbols “OSAT” and “OSATW,” respectively.

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share. As of March 31, 2022, and December 31, 2021, there were and 9,293,096 and 7,053,146 shares of common stock and 0 shares of preferred stock issued and outstanding, respectively.

Preferred Stock

As of March 31, 2022, there were 3,333,333 shares of Preferred Stock authorized.

As of March 31, 2022, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L convertible preferred stock authorized, and no shares issued and outstanding.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

Warrants

As of March 31, 2022, there were 2,836,092 registered warrants to purchase common stock authorized of which 2,530,092 registered warrants were issued and outstanding, at an exercise price of $5.00 and unregistered underwriter warrants of 144,000 issued and outstanding, at an exercise price of $5.50. The warrants expire in June of 2026.

A summary of the status of the Company’s total outstanding warrants and changes during the year ended December 31, 2021 and the three months ended March 31, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	800	$300.00	1.37
Granted	3,456,000	5.00	-
Exercised	(925,908)	(5.00)	-
Forfeited	-	-	-
Cancelled	(800)	(300.00)	-
Balance outstanding and exercisable at December 31, 2021	2,530,092	$5.00	4.42

Balance at January 1, 2022	2,530,092	$5.00	4.42
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at March 31, 2022	2,530,092	$5.00	4.18

Common Stock

As of March 31, 2022, there were 50,000,000 shares of common stock authorized and 9,293,096 shares issued and outstanding.

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

On January 5, 2022, the Company issued 2,229,950 shares of common stock pursuant to a private placement offering at a per share price of $3.24, resulting in gross proceeds of $7,225,038. Legal and registration fees amounted to $220,000, resulting in net proceeds of $7,005,038. Prior to the private placement close, proceeds of $1,400,000, were received and recorded as a stock subscription payable, for the year ended December 31, 2021.

Restricted Stock Award

On January 21, 2022, the Company issued 10,000 shares of common stock in connection with restricted stock awards, with a fair market value of $3.48 per share, on the date of issuance. All shares were fully vested and upon issuance resulted in stock-based compensation of $34,800. Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

Stock Options

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	600,009	$2.35	9.91
Granted	400,000
Exercised	(19,200)
Forfeited	(917)
Cancelled	(50,000)
Balance outstanding and excercisable at December 31, 2021	929,892	$3.53	7.36

Balance at January 1, 2022	929,892	$3.53	7.36
Granted	-	-	-
Exercised	-	-	-
Forfeited	(191)	-	-
Cancelled	-	-	-
Balance outstanding and excercisable at March 31, 2022	929,701	$3.42	7.12

NOTE 10 - RELATED PARTY TRANSACTIONS

As of March 31, 2022, the accounts payable due to related party includes advances for inventory and services due to David Phipps of $47,457 and Charles Fernandez of $7,588. Total related party payments due as of March 31, 2022 and December 31, 2021 were $55,045 and $35,308, respectively. Those related party payables are non-interest bearing and due on demand.

The Company’s UK subsidiary, GTC had an over-advance line of credit with HSBC, for working capital needs, which was not renewed by the Company on December 31, 2021. The over-advance limit was £25,000 or $33,834 at an exchange rate of GBP:USD 1.353372, with interest at 5.50% over Bank of England’s base rate or current rate of 6.25% variable. The advance was guaranteed by David Phipps, the Company’s President and Chief Executive Officer of Global Operations. The Company uses an American Express account for Orbital Satcom Corp and an American Express account for GTC, both in the name of David Phipps who personally guarantees the balance owed.

The Company employs three individuals who are related to Mr. Phipps. These three individuals earned gross wages totaling $33,078 and $19,699 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the three months ended March 31, 2022 and for the years ended December 31, 2021 and December 31, 2020, reflect this impact; however, we expect that this trend may continue, and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted.

Appointment of Director; Compensatory Arrangements of Director

On January 7, 2022, the Board appointed Rodney Barreto as a new director to the Board, effective January 20, 2022. No decision has been made with respect to the naming of Mr. Barreto to any regular committees of the Board.

In connection with Mr. Barreto’s appointment to the Board, the Company executed a Director Services Agreement (the “Director Agreement”) with Mr. Barreto on January 11, 2022. The Director Agreement has a two-year term (subject to the director’s nomination and election) and provides for a cash retainer of $48,000 per year, plus an equity award of 20,000 shares of restricted stock, half of which will be issued and vest on the day of grant, with the remaining half vesting and being issued on the first anniversary of the grant date. The Director Agreement also contains customary confidentiality and indemnification provisions and require the Company to maintain a specified amount of director and officer insurance. There are no arrangements or understandings between Mr. Barreto and any other person pursuant to which Mr. Barreto was selected as a director

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

2021 Phipps Employment Agreement

On June 5, 2021, the Company entered into a three year employment agreement with Mr. Phipps that was effective as of June 2, 2021, (the “2021 Phipps Employment Agreement”). Under the terms of the 2021 Phipps Employment Agreement, Mr. Phipps serves as the serve as President of the Company and Chief Executive Officer of Global Operations. The term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or Mr. Phipps by written notice. Mr. Phipps’ annual base compensation under the 2021 Phipps Employment Agreement is an aggregate of $350,000. The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Phipps is entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Mr. Phipps is also entitled to participate in any other executive compensation plans adopted by the Board of Directors, and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee may from time to time determine (the “Share Awards”). Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided in the granting documents or in any award certificate(s), which shall supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Phipps for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Phipps in the course of his employment, consistent with the Company’s policy. Mr. Phipps will be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior employees. The 2021 Phipps Employment Agreement may be terminated based on death or disability of Mr. Phipps, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The 2021 Phipps Employment Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, the 2021 Phipps Employment Agreement was amended in order to, among other things, (i) increase Mr. Phipps’ compensation to include a car allowance of $1,000 a month and (ii) clarify Mr. Phipps position to be President of NextPlat Corp and the Chief Executive Officer of Global Operations.

Fernandez Employment Agreements

On May 23, 2021, the Company entered into a three (3) year Employment Agreement (the “May Agreement”) with Mr. Charles M. Fernandez to serve as Chairman of the Board.

However, two weeks later on June 2, 2021, the Company entered into a new employment agreement (the “June Agreement”) with Mr. Fernandez, which superseded and replaced “the May Agreement.” The June Agreement has an initial term of 5 years effective on May 28, 2021. Under the June Agreement, Mr. Fernandez will serve as the Chairman and Chief Executive Officer of the Company. The June Agreement will be automatically extended for additional one-year terms unless terminated by the Company or Mr. Fernandez by written notice. Mr. Fernandez’s annual base compensation under the June Agreement is $350,000 per year. The Company may increase (but not decrease) his compensation during the June Agreement’s term. In addition, Mr. Fernandez is entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee. Mr. Fernandez is also entitled to participate in any other executive compensation plans adopted by the Board and is eligible for such grants of Share Awards. Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided therein or in any award certificate(s), which will supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Fernandez for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Fernandez in the course of his employment, consistent with the Company’s policy.

Mr. Fernandez is entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior employees. The June Agreement may be terminated based on death or disability of Mr. Fernandez, for cause or without good reason, for cause or with good reason, as a result of the change of control of the Company and at the option of Mr. Fernandez with or without cause. The June Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

The Company will also reimburse Mr. Fernandez for any and all premium payments made by him to obtain and continue personal catastrophe and disability insurance coverages for himself, which policy will have policy limits not to exceed one hundred percent (100%) of his base salary per annum at any given time. In addition, the Company will pay for any and all travel-related expenses incurred by Mr. Fernandez and/or his immediate family members, not to exceed $10,000 per fiscal year, regardless of whether or not such expenses are incurred by Mr. Fernandez in connection with services or duties to be performed by him as an employee of the Company. The Company will also pay for any and all fees and costs incurred by Mr. Fernandez in connection with professional services provided to him, not to exceed $10,000 per year, including, without limitation, services provided to the Company by attorneys, accountants, financial planners and the like, regardless of whether or not such services are provided to Mr. Fernandez in connection with his employment with the Company.

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

In connection with Mr. Ellenoff’s appointment to the position of Chief Business Development Strategist of the Company, Mr. Ellenoff and the Company entered into a three year Employment Agreement, dated August 24, 2021 (the “Ellenoff Agreement”). Mr. Ellenoff will be nominated and renominated to serve on the Board during the term of the agreement. Under the terms of the Ellenoff Agreement, Mr. Ellenoff will receive, in lieu of cash compensation: (i) a restricted stock award of 100,000 shares of Common Stock of the Company, 40,000 were issued within 5 business days of the execution of the Ellenoff Employment Agreement and vest immediately, and the remaining 60,000 of which will be issued and vest at the rate of 20,000 shares at the end of each of the next three annual anniversaries of his employment, provided that Mr. Ellenoff serves on the Board at any time during such year; and (ii) options to purchase a total of 1,500,000 shares of the Company’s Common Stock, 300,000 of which were within 5 business days of the execution of the Ellenoff Employment Agreement and vested immediately, 150,000 of which will vest on each of the next three annual anniversaries of the commencement of his employment, and the remaining 750,000 of which will vest at the rate of 250,000 per year on each of the first three anniversaries of the commencement of his employment if during each such year Mr. Ellenoff introduces the Company to twelve (12) or more potential Business Transactions (as defined in the Ellenoff Agreement and which transactions need not be consummated); provided that the Company’s Chief Executive Officer may, in his sole discretion, waive the vesting requirement in any given year. Such options have an exercise price of $5.35 per share and will terminate 5 years after they vest. These equity awards to Mr. Ellenoff were material to induce Mr. Ellenoff to enter into the Ellenoff Agreement and were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Carlise Employment Agreement

On June 22, 2021, the Company appointed Theresa Carlise as Controller, Treasurer and Secretary. In connection with Ms. Carlise’s appointment, Ms. Carlise and the Company entered into an employment agreement (the “Carlise Agreement”) with an initial term of one year The term of the Carlise Agreement will be automatically extended for additional one-year terms unless terminated by the Company or Ms. Carlise by written notice. Ms. Carlise’s annual base compensation is $180,000. The Carlise Agreement provides for medical plan coverage and an auto allowance. The Company may increase (but not decrease) her compensation during its term. In addition, Ms. Carlise will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Ms. Carlise is also entitled to participate in any other executive compensation plans adopted by the Board of Directors and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine. The Company is required to pay or to reimburse Ms. Carlise for all reasonable out-of-pocket expenses actually incurred or paid by Ms. Carlise in the course of her employment, consistent with the Company’s policy. Ms. Carlise shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior Employees. The Carlise Agreement may be terminated based on death or disability of the executive, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The Carlise Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, on the approval and recommendation of the Compensation Committee, the Company entered into the Carlise Agreement to, among other things, change Ms. Carlise’s title to “Chief Accounting Officer, Secretary and Treasurer. On October 8, 2021, on the approval and recommendation of the Compensation Committee, and following the subsequent approval of the Board, the Company entered into an amendment to Carlise, the Company’s Chief Accounting Officer, Treasurer and Secretary, to extend the initial term of her employment agreement from 1 year to 3 years (the “Carlise Amendment”).

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

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

In connection with Mr. Thomson’s employment, and as a material inducement to enter into the Thomson Agreements, Mr. Thomson received (i) immediately vested options to purchase 25,000 shares of Common Stock at a per share price of $5.35, and having a term of 5 years; and (ii) a restricted stock grant of 25,000 shares of Common Stock, 10,000 of which vest immediately, and the remaining 15,000 of which will vest at the rate of 5,000 shares at the end of each of the next three annual anniversaries of his employment. These equity awards to Mr. Thomson were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)). On October 7, 2021, the Board of Directors of the Company (the “Board”) appointed Paul R. Thomson, the Executive Vice President of the Company, to the additional position of Chief Financial Officer of the Company effective October 9, 2021. As Chief Financial Officer, Mr. Thomson became the Company’s principal financial officer, effective October 9, 2021. On October 8, 2021, on the approval and recommendation of the Compensation Committee of the Board (the “Compensation Committee”), and following subsequent approval of the Board, the Company entered into an amendment to the Company’s current employment agreement with Mr. Thomson to reflect his new title of “Executive Vice President and Chief Financial Officer” effective October 9, 2021 (the “Thomson Amendment”).

Cohen Employment Agreement

On October 7, 2021, the Board appointed Andrew Cohen as Senior Vice President of Operations of the Company, effective October 8, 2021. In connection with Mr. Cohen’s appointment, the Company entered into an employment agreement, dated October 8, 2021 (the “Cohen Agreement”), that sets forth the terms of his employment.

The Cohen Agreement has an initial term of three (3) years and will be automatically extended for additional 1-year terms unless terminated by the Company or Mr. Cohen by written notice. Mr. Cohen’s annual base compensation is $250,000. The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Cohen will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board. Mr. Cohen is also entitled to participate in any other executive compensation plans adopted by the Board and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee may from time to time determine. The Company is required to pay or to reimburse Mr. Cohen for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Cohen in the course of his employment, consistent with the Company’s policy. Mr. Cohen will be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior employees. The Cohen Agreement may be terminated based on, among other things, the death or disability of Mr. Cohen, for cause, for good reason, and as a result of the change of control of the Company. The Cohen Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants.

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

Lease Agreement

On December 2, 2021, the Company entered into a 62-month lease for 4,141 square feet of office space for $186,345 annually. The rent increases 3% annually. The space is not available for occupancy until the second quarter of 2022, at which time rent will commence, as well as adjusting the right of asset and the corresponding operating lease liability to include this lease.

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England, “UK lease”, for £2,128 per month, or USD $2,856 per month at the yearly average conversion rate of 1.3419173. The Poole lease will expire July 2022 and we may seek to expand to a larger facility.

The UK lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

Amortization expenses for the three months ended March 31, 2022, and 2021 were $8,803 and $7,563, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

At March 31, 2022, the Company had current and long-term operating lease liabilities of $11,045 and right of use assets of $13,840.

Net rent expense for the three months ended March 31, 2022 and 2021 were $8,516 and $6,384, respectively.

Litigation

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed all compensation payable under his employment agreement executed in June 2021. The Company’s position is that Mr. Seifert is not owed any additional consideration or compensation relating to his prior service with the Company or arising under any employment agreement. The Company and Mr. Seifert are currently engaged in litigation over the matter of his employment and termination. The Company believes it has adequate defenses to Mr. Seifert’s claims and has advanced claims against Mr. Seifert including, but not limited to, breach of the employment agreement, breach of the fiduciary, fraud in the inducement in connection with the employment agreement, fraudulent misrepresentation, and constructive fraud. The Company does not expect to seek substantial monetary relief in the litigation.

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently involved in any pending legal proceeding or litigation, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition and operating results.

NOTE 12 - CONCENTRATIONS

Customers:

Amazon accounted for 45.9% and 53.6% of the Company’s revenues during the three months ended March 31, 2022 and 2021, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS (continued)

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2022 and 2021.

	March 31, 2022		March 31, 2021

Globalstar Europe	$92,799	3.1%	$140,829	10.1%
Garmin	$415,965	14.0%	$236,243	16.9%
Network Innovations	$320,516	10.8%	$129,931	9.3%
Cygnus Telecom	$940,914	31.7%	$132,519	9.5%
Satcom Global	$282,830	9.5%	$239,805	17.2%

Geographic:

The following table sets forth revenue as to each geographic location, for the three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021

Europe	$2,899,398	81.0%	$1,012,258	69.0%
North America	437,216	12.2%	308,072	21.0%
South America	11,773	0.3%	7,718	0.5%
Asia & Pacific	196,169	5.5%	105,932	7.2%
Africa	33,222	0.9%	27,448	1.9%
	$3,577,778		$1,461,428

NOTE 13 - SUBSEQUENT EVENTS

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, and the Company’s subsequent public filings with the SEC.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic prompting government-imposed quarantines, suspension of in-person attendance of academic programs, and cessation of certain travel and business closures. The United States has entered a recession as a result of the COVID-19 pandemic, which may prolong and exacerbate the negative impact on us. Although we expect the availability of vaccines and various treatments with respect to COVID-19 to have an overall positive impact on business conditions in the aggregate over time, the exact timing of these positive developments is uncertain. In December 2020, the United States began distributing two vaccines that, in addition to other vaccines under development, are expected to help to reduce the spread of the coronavirus that causes COVID-19 once they are widely distributed. If the vaccines prove less effective than currently understood by the scientific community and the United States Food and Drug Administration, or if there are problems with the acceptance, availability, timing or other difficulties with widely distributing the vaccines, the pandemic may last longer, and could continue to impact our business for longer, than we currently expect. In response to COVID-19, governmental authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter in place orders and recommendations to practice social distancing. Although many governmental measures have had specific expiration dates, some of those measures have already been extended more than once, and there is considerable uncertainty regarding the duration of such measures and the implementation of any potential future measures, especially if cases increase across the United States, with the potential for additional challenges resulting from the emergence of new variants of COVID-19, some of which may be more transmissible than the initial strain. Such measures have impacted, and may continue to affect, our workforce, operations, suppliers and customers. We reduced the size of our workforce following the onset of COVID-19 and may need to take additional actions to further reduce the size of our workforce in the future; such reductions incur costs, and we can provide no assurance that we will be able to rehire our workforce in the event our business experiences a subsequent recovery. We took steps to curtail our operating expenses and conserve cash. We may elect or need to take additional remedial measures in the future as the information available to us continues to develop, including with respect to our workforce, relationships with our third-party vendors, and our customers. There is no certainty that the remedial measures we have implemented to date, or any additional remedial steps we may take in the future, will be sufficient to mitigate the risks posed by COVID-19. Further, such measures could potentially materially adversely affect our business, financial condition and results of operations and create additional risks for us. Any escalation of COVID-19 cases across many of the markets we serve could have a negative impact on us. Specifically, we could be adversely impacted by limitations on our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring our stores to close or employees to remain at home; limitation of carriers to deliver our product to customers; product shortages; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us in a timely manner. These events may have a material, adverse effect on our results of operations, cash flows and liquidity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the year ended December 31, 2020 reflected this impact. Recently, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. We have incurred strong increases in sales outside of our Amazon marketplaces for the three months ended March 31, 2022. However due to uncertainties related to variants of COVID-19, we are uncertain as to the continuation of the increases to revenue.

Recent Events

Expanding beyond our current global network of online storefronts serving thousands of consumers, enterprises, and governments, we intend to develop a next generation platform for digital assets built for Web3, an internet service built using decentralized blockchains. Our new platform (“NextPlat Digital”), which is currently in the design and development phase in collaboration with consultants and contracted developers, will initially enable the use of non-fungible tokens (“NFTs”), in e-commerce and in community-building activities. NextPlat Digital may in the future also enable the posting and use of other digital or “crypto” assets once applicable legal and regulatory requirements are addressed. As currently contemplated, NextPlat Digital will facilitate the creation/minting, purchase and sale of a broad range of non-yield-generating and non-fractionalized NFT products, including, but not limited to, art, music, collectables, digital real estate, video games, game items and certificates of authenticity. We also anticipated developing and deploying NFTs for use in tokenizing data for use in brand loyalty programs.

NextPlat Digital, as currently planned, will be used by us to create both (a) public marketplaces, for us and third-parties, where anyone with a crypto wallet or credit card can buy an NFT from an authorized user, or, if authorized, sell their own NFTs, and (b) private market places that only allow a particular company or entity to sell their own NFTs within a branded market (such as for the promotion of a particular brand or product). We anticipate that NextPlat Digital will be substantially complete within the next six to nine months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In determining if and how an NFT can be posted on our platform, we will follow an internally developed model that will permit us to make a risk-based assessment regarding the likelihood that a particular NFT could be deemed a “security” within the meaning of the U.S. federal securities laws. This process will involve employees trained to identify the indicia of a “security” who will also work with outside legal counsel experienced in crypto asset regulatory matters to make a determination with respect to each NFT, or category of NFT, proposed to be posted on our platform. These processes and procedures are risk based assessments and are not a legal standard or binding on regulators or courts. In the event an NFT or other digital asset is deemed by us, pursuant to the above analysis, to possess a reasonable likelihood of being deemed a security, we will (a) comply with applicable laws and regulations by forming, acquiring or engaging a licensed broker-dealer authorized to act as an trading system for those digital assets, or (b) transact in such digital assets offshore in a way that complies with applicable laws and regulations; or (c) not transact in the subject NFT. We do not currently intend to undertake or participate in “initial coin offerings”, the minting of “coins” or cryptocurrencies.

Our creation and operation of NextPlat Digital will also present a number of new regulatory and legal compliance obligations for the Company. For example, if we are deemed to be involved in the exchange or transmission of value that substitutes for currency, or fall under other evolving requirements, we may be deemed to be a “money transmitter” and will be subject to Anti-Money Laundering (AML) rules, as well as U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) requirements and state licensing requirements. In connection with complying with applicable regulations and laws (including Know-Your-Customer (KYC), Anti-Money Laundering (AML) and Combating the Financing of Terrorism (CFT) regulations) when onboarding new users, we intend to utilize third-party tools to proactively screen for high-risk wallets, including explicitly sanctioned addresses and addresses associated with sanctioned entities. The applicable requirements and our compliance obligations will vary depending on the nature of the client, the service or product provided and jurisdiction. For example, if we form or acquire a broker dealer in order to post, trade or sell NFTs or other digital assets that are securities, we will fully comply with all applicable KYC, AML and CFT compliance requirements. If, on the other hand, we facilitate the distribution of free promotional corporate collectable NFTs that are not deemed to be securities, our compliance requirements will be significantly less.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Restricted Stock Award

On January 21, 2022, the Company issued 10,000 shares of common stock in connection with restricted stock awards, with a fair market value of $3.48 per share, on the date of issuance. All shares were fully vested and upon issuance resulted in stock-based compensation of $34,800. Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Enterprise Resource Planning System (ERP)

On April 1, 2022, the Company went live with its implementation of an enterprise resource planning “ERP” system to replace our legacy business applications. The new ERP platform will provide better support for our changing business needs and plans for future growth. The project includes software, external implementation assistance, testing, training, and support. We anticipate that approximately 40% of the cost will be expensed in the period incurred and 60% will be capitalized and depreciated over its useful life. The Company intends to maintain dual accounting systems, until such time it is deemed acceptable.

As of March 31, 2022, there were 50,000,000 shares of common stock authorized and 9,293,096 shares issued and outstanding.

As of March 31, 2022, there were 2,836,092 registered warrants to purchase common stock authorized and 2,530,092 registered warrants issued and outstanding, at an exercise price of $5.00, and 144,000 unregistered underwriter warrants issued and outstanding, at an exercise price of $5.50. The warrants expire in June of 2026.

As of March 31, 2022, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L Convertible Preferred Stock authorized, and no shares issued and outstanding.

We had net cash used in operations of $868,558 during the three months ended March 31, 2022. At March 31, 2022, we had working capital of $22,766,775. Additionally, at March 31, 2022, we had an accumulated deficit of $22,836,298 and stockholder’s equity of $23,705,244.

Results of Operations for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Revenue. Sales for the three months ended March 31, 2022, consisted primarily of sales of satellite phones, tracking devices, accessories, and airtime plans. For the three months ended March 31, 2022, revenues generated were $3,577,778 compared to $1,461,428 of revenues for the three months ended March 31, 2021, an increase in total revenues of $2,116,350 or 144.8%. Total sales for Global Telesat Communications Ltd. were $2,595,840 for the three months ended March 31, 2022, as compared to $1,013,435 for the three months ended March 31, 2021, an increase of $1,582,405 or 156.1%. Total sales for Orbital Satcom Corp. were $981,938 for the three months ended March 31, 2022 as compared to $447,993, for the three months ended March 31, 2021, an increase of $533,945 or 119.2%. The Company attributes the changes in revenue to new product lines, increased inventory, and additional e-commerce storefronts.

Cost of Sales. During the three months ended March 31, 2022, cost of revenues increased to $2,776,685 compared to $1,023,911, for the three months ended March 31, 2021, an increase of $1,752,774 or 171.2%. Gross profit margins during the three months ended March 31, 2022 were 22.4% as compared to 29.9% for the comparable period in the prior year. The decrease is primarily due to a lower percentage of high margin sales int the first quarter ended March 31, 2022 as compared to the same period in 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Expenses. Total operating expenses for the three months ended March 31, 2022, were $1,635,708, an increase of $899,262 or 122.1%, from total operating expenses for the three months ended March 31, 2021, of $736,446. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $574,350 and $175,890 for the three months ended March 31, 2022 and 2021, respectively, an increase of $398,460 or 226.5%. The fluctuations in the increase, for the three months ended March 31, 2022, are attributable to certain SG&A expenses that fluctuate with sales volatility, as well as, an increase in marketing expenses, stock-based compensation, D&O and medical insurance, recruiting expenses and other costs associated with an increase in personnel.

Salaries, wages and payroll taxes were $635,576 and $208,174, for the three months ended March 31, 2022 and 2021, respectively, an increase of $427,402, or 205.3%. The increase is a result of an increase in personnel, for the three months ended March 31, 2022.

Professional fees were $326,213 and $292,882  for the three months ended March 31, 2022 and 2021, respectively, an increase of $33,331, or 11.4%. The increase during the three months ended March 31, 2022 as compared to the same period in 2021, is attributable to increase in director fees, accounting and legal fees, offset by a reduction in professional fees related to the public offering from the quarter ended March 31, 2021.

Depreciation and amortization expenses were $99,569 and $73,700 for the three months ended March 31, 2022 and 2021, respectively, an increase of $25,869 or 35.1%. The increase was primarily attributable to the addition of fixed assets offset by fully amortized assets, as compared to the same period in the prior year.

We expect our expenses in each of these areas to continue to increase during fiscal 2022 and beyond as we expand our operations and begin generating additional revenues under our current business. Similarly, we are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expenses were $15,468 compared to $504,213 during the three months ended March 31, 2022 and 2021, respectively, a decrease of $488,745. The decrease is attributable to interest expense incurred in the same period of the prior year.

Net Loss. We recorded net loss before income tax of $850,083 for the three months ended March 31, 2022 as compared to a net loss of $803,142, for the three months ended March 31, 2021. The increase in the loss is a result of the factors as described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comprehensive Gain (Loss). We recorded a loss for foreign currency translation adjustments for the three months ended March 31, 2022 of $15,330 and a gain of $1,611 for the three months ended March 31, 2021. The fluctuations of the increase/decrease are primarily attributed to the increase/decrease recognized due to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2022, we had a cash balance of $21,907,935. Our working capital is $22,766,775 at March 31, 2022.

Our current assets at March 31, 2022 increased 26% from December 31, 2021 and included cash, accounts receivable, prepaid expenses, unbilled revenue, right of use, inventory and other current assets.

Our current liabilities at March 31, 2022 decreased 38.6% from December 31, 2021 and included our accounts payable, due to related party, provision for income taxes, contract liabilities, lease liabilities and other liabilities in the ordinary course of our business.

At March 31, 2022, the Company had an accumulated deficit of $22,836,298, working capital of $22,766,775 and net loss of $850,083 during the three months ended March 31, 2022.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Operating Activities

Net cash flows used by operating activities for the three months ended March 31, 2022 amounted to $868,558 and were primarily attributable to our net loss of $850,083, total amortization expense of $6,250 and depreciation of $93,319, amortization of right of use of $8,803, stock based compensation of $34,800 and net change in assets and liabilities of $161,647, primarily attributable to an increase in accounts receivable of $70,307, an increase in inventory of $453,496, a decrease in unbilled revenue of $8,278, an increase in prepaid expense of $26,232, a decrease in VAT receivable of $33,044, a decrease in other current assets of $48,539, an increase in accounts payable of $352,201, a decrease in contract liabilities of $6,401, a decrease in lease liabilities of $8,718, and decrease in provision for income taxes of $38,555.

Net cash flows used by operating activities for the three months ended March 31, 2021 amounted to $459,764 and were primarily attributable to our net loss of $803,142, total amortization expense of $6,250 and depreciation of $67,250, amortization of discount on debt of $501,164, increase in stock based compensation of $14,200, a decrease in right of use of $7,563  and net change in assets and liabilities of $253,249, primarily attributable to an increase in accounts receivable of $94,176, an increase in inventory of $239,490, an increase in unbilled revenue of $2,067, , an increase in other current assets of $19,195, increase in accounts payable of $114,261, a decrease in contract liabilities of $5,157, a decrease in lease liabilities of $7,589, and an increase in provision for income taxes of $164.

Investing Activities

Net cash flows used in investing activities were $67,997 and $459 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and March 31, 2021, we purchased property and equipment of $0 and $459, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Net cash flows provided by financing activities were $5,608,353 and $289,131 for the three months ended March 31, 2022 and 2021, respectively. Net cash flows provided by financing activities were $5,608,353 for the three months ended March 31, 2022 and were primarily attributed to proceeds from common stock offering of $5,605,038, proceeds from related party of $19,737 and offset by repayments of notes payable for $16,422.

Net cash flows provided by financing activities were $289,131 for the three months ended March 31, 2021 and were for proceeds from a convertible note payable of $350,000 and offset by repayments of notes payable for $60,643.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

●	an obligation under a guaranteed contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

●	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

●	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022, and 2021, there were no allowances for doubtful accounts

Inventories

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

Prepaid expenses

Prepaid expenses amounted to $172,950 and $146,935, at March 31, 2022 and December 31, 2021, respectively. Prepaid expenses include prepayments in cash for rent, insurance, pre-payments associated with the Company’s new office and software license fees which are being amortized over the terms of the respective agreement. The current portion consists of costs paid for future services which will occur within a year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

The relevant translation rates are as follows: for the three months ended March 31, 2022, closing rate at 1.3138 US$: GBP, quarterly average rate at 1.3419173 US$: GBP, for the three months ended March 31, 2021, closing rate at 1.3783 US$: GBP, quarterly average rate at 1.379068 US$: GBP, for the year ended 2021 closing rate at 1.353372 US$: GBP, average rate at 1.375083 US$: GBP.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended March 31, 2022 and March 31, 2021, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of March 31, 2022.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed all compensation payable under his employment agreement executed in June 2021. The Company’s position is that Mr. Seifert is not owed any additional consideration or compensation relating to his prior service with the Company or arising under any employment agreement. The Company and Mr. Seifert are currently engaged in litigation over the matter of his employment and termination. The Company believes it has adequate defenses to Mr. Seifert’s claims and has advanced claims against Mr. Seifert including, but not limited to, breach of the employment agreement, breach of the fiduciary, fraud in the inducement in connection with the employment agreement, fraudulent misrepresentation, and constructive fraud. The Company does not expect to seek substantial monetary relief in the litigation.

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently involved in any pending legal proceeding or litigation, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition and operating results.

Item 1A. Risk Factors.

This Quarterly Report on Form 10-Q should be read in conjunction with our 2021 Form 10-K, which describes various material risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, or cash flows and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make.

Material changes from the risk factors set forth in our 2021 Form 10-K are set forth below:

Whether a particular non-fungible token (NFT) or other digital or “crypto” asset is a “security” is subject to a high degree of uncertainty, and if we are unable to properly characterize an NFT or other digital asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain digital or “crypto” assets (which includes NFTs) fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff.

Several foreign jurisdictions have taken a broad-based approach to classifying digital assets as “securities,” while certain other foreign jurisdictions have adopted a narrower approach. As a result, certain digital assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of digital assets as “securities.”

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer and sale of such assets. For example, a digital asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (ATS) in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

We have policies and processes to analyze whether each NFT that we seek to facilitate posting and sale on our platform could be deemed to be a “security” under applicable laws. Our policies and processes do not constitute a legal standard but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that a particular NFT could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that an NFT posted and sold on our platform is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of NFTs on our platform, we only permit posting on our platform of those NFTs for which we determine there are reasonably strong arguments to conclude that the NFT is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to digital assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a posting determination does not guarantee any conclusion under the U.S. federal securities laws. We expect our risk assessment policies and to continuously evolve to take into account case law, facts, and developments in technology.

There can be no assurances that we will properly characterize any given NFT as a security or non-security for purposes of determining whether our platform will allow the posting of such NFT, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that NFTs offered or sold on our platform are securities, we would not be able to offer such NFTs until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an NFT posted and sold on our platform was a security may also result in us determining that it is advisable to remove NFTs from our platform that have similar characteristics to the NFT that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the NFT in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that purchased such NFTs on our platform and suffered losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in other similar NFTs, which could negatively impact our business, operating results, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2022, the Company issued 2,229,950 shares of common stock pursuant to a private placement offering at a per share price of $3.24, resulting in gross proceeds of $7,225,038. Legal and registration fees amounted to $220,000, resulting in net proceeds of $7,005,038. Prior to the private placement close, proceeds of $1,400,000, were received and recorded as a stock subscription payable, for the year ended December 31, 2021.

On January 21, 2022, the Company issued 10,000 shares of common stock in connection with restricted stock awards, with a fair market value of $3.48 per share, on the date of issuance. All shares were fully vested and upon issuance resulted in stock-based compensation of $34,800. Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On February 15, 2022, the Company filed Form S3, to register 2,269,950 shares of common stock. On March 22, 2022 and April 22, 2022, the Company filed a Form S-3/A Amendment No. 1 and 2, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

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

Dated: May 16, 2022	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Paul R. Thomson
Chief Financial Officer
(principal financial officer)

