Form 10-Q
period 2022-06-30
NextPlat Corp
filed 2022-08-15
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 15, 2022
Common Stock, $0.0001 par value	9,508,096

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The unaudited financial statements of NextPlat Corp, F/K/A/ Orbsat Corp, (“NextPlat,” the “Company,” “we,” or “our”), for the three and six months ended June 30, 2022 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$20,467,722	$17,267,978
Accounts receivable, net	344,915	349,836
Inventory	1,370,425	1,019,696
Unbilled revenue	120,816	100,422
VAT receivable	459,541	491,417
Prepaid expenses – current portion	64,523	97,068
Other current assets	2,873	48,539
Total current assets	22,830,815	19,374,956

Property and equipment, net	1,243,631	1,042,859
Right of use	909,908	22,643
Intangible assets, net	62,500	75,000
Prepaid expenses – long term portion	42,424	49,867

Total assets	$25,089,278	$20,565,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,085,698	$1,063,344
Contract liabilities	27,110	36,765
Note payable Coronavirus loans– current portion	60,825	56,391
Due to related party	-	35,308
Lease liabilities - current	203,561	19,763
Provision for income taxes	16,876	56,781
Stock subscription payable	-	1,400,000
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,506,467	2,780,749

Long term liabilities:
Note payable Coronavirus loans– long term	187,544	253,757
Lease liabilities - long term	696,426	-

Total Liabilities	2,390,437	3,034,506

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 3,333,333 shares authorized	-	-
Common stock, ($0.0001 par value; 50,000,000 shares authorized, 9,293,096 shares issued and outstanding as of June 30, 2022 and 7,053,146 outstanding at December 31, 2021, respectively)	929	705
Additional paid-in capital	47,206,953	39,513,093
Accumulated (deficit)	(24,492,159)	(21,986,215)
Accumulated other comprehensive income (loss)	(16,882)	3,236

Total stockholders’ equity	22,698,841	17,530,819

Total liabilities and stockholders’ equity	$25,089,278	$20,565,325

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHNSIVE LOSS

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net sales	$2,871,479	$1,956,260	$6,449,257	$3,417,688

Cost of sales	2,304,090	1,414,770	5,080,775	2,438,681

Gross profit	567,389	541,490	1,368,482	979,007

Operating expenses:
Selling, general and administrative	1,160,855	282,006	1,735,205	443,696
Salaries, wages and payroll taxes	670,797	479,538	1,306,373	687,712
Professional fees	156,990	256,034	483,203	548,916
Depreciation and amortization	111,996	73,248	211,565	146,948
Total operating expenses	2,100,638	1,090,826	3,736,346	1,827,272

Loss before other expenses and income taxes	(1,533,249)	(549,336)	(2,367,864)	(848,265)

Other (income) expense
Gain on debt extinguishment	-	(20,832)	-	(20,832)
Interest earned	(4,616)	-	(9,572)	-
Interest expense	3,681	940,907	6,924	1,461,601
Foreign currency exchange rate variance	123,547	(11,017)	140,728	(27,498)
Total other (income) expense	122,612	909,058	138,080	1,413,271

Net loss	$(1,655,861)	$(1,458,394)	$(2,505,944)	$(2,261,536)

Provision for income taxes	-	-	-	-

Net loss	(1,655,861)	(1,458,394)	(2,505,944)	(2,261,536)

Comprehensive Income:
Net loss	(1,655,861)	(1,458,394)	(2,505,944)	(2,261,536)
Foreign currency translation adjustments	(4,788)	(14,345)	(20,118)	(12,734)
Comprehensive loss	$(1,660,649)	$(1,472,739)	$(2,526,062)	$(2,274,270)

NET LOSS INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	9,293,096	5,668,522	9,230,335	5,299,399
Basic and diluted net loss per share	$(0.18)	$(0.26)	$(0.27)	$(0.43)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2022

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2021	7,053,146	$705	$39,513,093	$(21,986,215)	$3,236	$17,530,819

Issuance of common related to offering	2,229,950	223	7,004,815	-	-	7,005,038
Issuance of common related to restricted stock award	10,000	1	34,799	-	-	34,800
Stock based compensation in relation to restricted stock award	-	-	654,246	-	-	654,246
Comprehensive loss	-	-	-	-	(20,118)	(20,118)

Net loss	-	-	-	(2,505,944)	-	(2,505,944)

Balance, June 30, 2022	9,293,096	$929	$47,206,953	$(24,492,159)	$(16,882)	$22,698,841

For the Six Months Ended June 30, 2021

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2020	817,450	$82	$14,486,492	$(13,878,553)	$(42,832)	$565,189

Issuance common stock from convertible debt	1,345,468	135	1,644,132	-	-	1,644,267
Issuance of common related to offering	2,880,000	288	12,661,696	-	-	12,661,984
Issuance of common for over-allotment	432,000	43	1,983,226	-	-	1,983,269
Issuance of warrants for over-allotment	-	-	4,320	-	-	4,320
Issuance of common stock from exercise of warrant	1,000	-	5,000	-	-	5,000
Issuance of common for services	1,000	-	14,200	-	-	14,200
Beneficial conversion feature of convertible debt	-	-	340,420	-	-	340,420
Comprehensive loss	-	-	-	-	(12,734)	(12,734)

Net loss	-	-	-	(2,261,536)	-	(2,261,536)

Balance, June 30, 2021	5,476,918	$548	$31,139,486	$(16,140,089)	$(55,566)	$14,944,379

For the Three Months Ended June 30, 2022

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, March 31, 2022	9,293,096	$929	$46,552,707	$(22,836,298)	$(12,094)	$23,705,244

Stock based compensation in relation to restricted stock award	-	-	654,246	-	-	654,246
Comprehensive loss	-	-	-	-	(4,788)	(4,788)

Net loss	-	-	-	(1,655,861)	-	(1,655,861)

Balance, June 30, 2022	9,293,096	$929	$47,206,953	$(24,492,159)	$(16,882)	$22,698,841

For the Three Months Ended June 30, 2021

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, March 31, 2021	1,236,887	$124	$15,299,161	$(14,681,695)	$(41,221)	$576,369

Issuance common stock from convertible debt	927,031	93	1,186,083	-	-	1,186,176
Issuance of common related to offering	2,880,000	288	12,661,696	-	-	12,661,984
Issuance of common for over-allotment	432,000	43	1,983,226	-	-	1,983,269
Issuance of warrants for over-allotment	-	-	4,320	-	-	4,320
Issuance of common stock from exercise warrant	1000	-	5,000	-	-	5,000
Comprehensive loss	-	-	-	-	(14,345)	(14,345)
Net loss	-	-	-	(1,458,394)	-	(1,458,394)

Balance, June 30, 2021	5,476,918	$548	$31,139,486	$(16,140,089)	$(55,566)	$14,944,379

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,505,944)	$(2,261,536)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	199,065	134,448
Amortization of intangible asset	12,500	12,500
Amortization of convertible debt, net	-	1,425,366
Amortization of right to use	-	15,476
Stock based compensation	689,046	14,200
Gain on debt extinguishment	-	(20,832)
Change in operating assets and liabilities:
Accounts receivable	4,921	(158,079)
Inventory	(350,729)	(790,536)
Unbilled revenue	(20,394)	(10,171)
VAT receivable	31,876	(279,215)
Prepaid expense	39,988	-
Other current assets	45,666	(3,664)
Accounts payable and accrued liabilities	22,354	662,022
Lease liabilities	(7,041)	(15,512)
Provision for income taxes	(39,905)	227
Contract liabilities	(9,655)	4,469
Net cash used in operating activities	(1,888,252)	(1,270,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(395,245)	(27,248)
Net cash used in investing activities	(395,245)	(27,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	-	350,000
Proceeds from (repayments) to note payable, related party, net	(35,308)	114,981
Proceeds from common stock offering	5,605,038	12,661,984
Proceeds from warrant offering	-	1,987,589
Repayments to note payable Coronavirus loans	(30,413)	-
Proceeds from exercise of warrant	-	5,000
Repayment of note payable	-	(121,848)
Net cash provided by financing activities	5,539,317	14,997,706

Effect of exchange rate on cash	(56,076)	(12,734)

Net increase (decrease) in cash	3,199,744	13,686,887
Cash beginning of period	17,267,978	728,762
Cash end of period	$20,467,722	$14,415,649

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$6,102	$3,228
Income tax	$38,555	$-
Non-cash adjustments during the period for
Beneficial conversion feature on convertible debt	$-	$340,420
Recognition of operating lease liability	$904,744	$-
Conversion of convertible debt into common shares	$-	$1,644,268

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the three and six months ending June 30, 2022, are not necessarily indicative of the results for the remainder of the fiscal year. The consolidated financial statements as of December 31, 2021, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the “Company” for the year ended December 31, 2021, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The consolidated balance sheet as of December 31, 2021 was derived from those financial statements.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, Orbital Satcom Corp, Global Telesat Communications Ltd and NextPlat B.V. All material intercompany balances and transactions have been eliminated in consolidation.

.

Description of Business

Overview

Leveraging the e-commerce experience of the Company’s management team and the Company’s existing e-commerce platforms, the Company has embarked upon the rollout of a state-of-the-art e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue, which we expect will become the focus of the Company’s business in the future. Historically, the business of NextPlat has been, the provision of a comprehensive array of Satellite Industry communication services, and related equipment sales. As detailed in Online Storefronts and E-Commerce Platforms below, the Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts such as Alibaba, Amazon and Walmart. These e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. NextPlat has announced its intention to broaden its e-commerce platform and is implementing comprehensive systems upgrade to support this initiative. The Company has also begun the design and development of a next generation platform for digital assets built for Web3 (an internet service built using decentralized blockchains). This new platform (“NextPlat Digital”) is currently in the design and development phase and will enable the use of a range of digital assets, such as non-fungible tokens (“NFTs”), in e-commerce and in community-building activities.

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

In addition to our two main e-commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third-party e-commerce storefronts such as Alibaba, Amazon and Walmart. We currently operate 25 storefronts across various countries in 5 continents. We have invested in personnel to translate our listings correctly in the different countries we are represented in and intend to regularly improve and increase our listings on all e-commerce sites. We currently have more than 9,000 product listings on all third-party sites and invest significantly in inventory to hold at Amazon’s various fulfillment centers around the world to ensure that orders are shipped to customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high-speed broadband terminals, and satellite Wi-Fi hotspots. Our Amazon Marketplaces represented approximately 49.5% and 64.6% of the Company’s revenues during the six months ended June 30, 2022 and 2021, respectively. For the years ended December 31, 2021 and 2020, Amazon online marketplaces represented approximately 63.6% and 73.3% of total sales, respectively. We anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Our e-commerce storefronts enable us to attract a significantly diversified level of sales from all over the world, ensuring we are not overly reliant on any single market or sector for our sales revenue. Furthermore, many products we sell require subscription-based services which allow us to increase our recurring revenue airtime sales.

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

NextPlat Digital

We intend to develop a next generation platform for digital assets built for Web3, an internet service built using decentralized blockchains. Our new platform (“NextPlat Digital”), which is currently in the design and development phase in collaboration with consultants and contracted developers, will initially enable the use of non-fungible tokens (“NFTs”), in e-commerce and in community-building activities. NextPlat Digital may in the future also enable the posting and use of other digital or “crypto” assets once applicable legal and regulatory requirements are addressed. As currently contemplated, NextPlat Digital will facilitate the creation/minting, purchase and sale of a broad range of non-yield-generating and non-fractionalized NFT products, including, but not limited to, art, music, collectables, digital real estate, video games, game items and certificates of authenticity. We also anticipate developing and deploying NFTs for use in tokenizing data for use in brand loyalty programs.

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

The legal status of NFTs under a myriad of state and federal laws and regulatory regimes (including securities, banking, and commodities laws) is highly uncertain and unresolved, and the applicability of various of those regimes to any NFTs that we may propose to post on our platform is also unresolved. Our creation and operation of NextPlat Digital will present a number of new regulatory and legal compliance obligations for the Company. As an initial matter we will need to make a determination whether a particular NFT could reasonably be considered a security for federal and state law purposes, and if so we would be required to comply with the applicable securities registration requirements or obtain comfort that our activities would fall within applicable exemptions from registration. To the extent that we determine that a particular NFT could be deemed a “security” within the meaning of the U.S. federal and/or securities laws, we intend to obtain contractual comfort from licensed broker-dealer authorized to act as a trading system for those digital assets that such broker-dealer will comply with the applicable “Know Your Customer” (“KYC”) rules and custom and practice, as well as with the applicable Anti-Money Laundering laws and regulations (“AML”) and Combating the Financing of Terrorism (“CFT”), administered and enforced by the U.S. Treasury Financial Crimes and Enforcement Network discussed below, among others. We may have legal exposure for any alleged failures on the part of such licensed broker-dealer to fulfil its obligations under its contracts with us.

With respect to the securities status of an NFT that we propose to post to our platform, we will follow an internally developed model that will permit us to make a risk-based assessment regarding the likelihood that a particular NFT could be deemed a “security” within the meaning of the U.S. federal and/or state securities laws in determining if and how an NFT can be posted on our platform. This process will involve employees trained to identify the indicia of a “security” who will also work with outside legal counsel experienced in crypto asset regulatory matters to make a determination with respect to each NFT, or category of NFT, proposed to be posted on our platform. These processes and procedures are risk-based assessments and are not a legal standard or binding on regulators or courts. In the event an NFT or other digital asset is deemed by us, pursuant to the above analysis, to possess a reasonable likelihood of being deemed a security, we will (a) comply with applicable laws and regulations by forming, acquiring or engaging a licensed broker-dealer authorized to act as an trading system for those digital assets, or (b) transact in such digital assets offshore in a way that complies with applicable laws and regulations; or (c) not transact in the subject NFT. We expect our risk assessment policies will continuously evolve to take into account developments in case law, applicable facts, developments in technology, and changes in applicable regulatory schemes.

We do not currently intend to undertake or participate in “initial coin offerings”, the minting of “coins” or the mining of cryptocurrencies.

Irrespective of a particular NFT’s status as a security, we will need to assess whether we needed to comply with other applicable regulations and laws (including but not limited to AML and CFT regulations). If we are deemed to be involved in the exchange or transmission of value that substitutes for currency, or fall under other evolving requirements, we may be deemed to be a “money transmitter” and will be subject to AML and CFT regulations. Depending on the particular attributes of an NFT, the manner in which it is marketed, and the nature of the clientele, we could be subject to other legal and regulatory regimes as well. We will endeavor to comply with all applicable laws in connection with our NextPlat Digital business, but the uncertain application of those laws to our proposed business may create substantial risk to the Company.

When onboarding new users, we intend to utilize third-party tools to proactively screen for high-risk crypto wallets, including explicitly sanctioned addresses and addresses associated with sanctioned entities. Crypto wallets protect the identity of the owner of the wallet, store the owner’s private keys, secure and provide access by the owner to the cryptocurrency owned by it and allow the owner to send, receive, and transact business with cryptocurrencies. Such wallets by their nature obfuscate the identity of the owner of the wallet and limit access to the transaction history of that wallet and its owner. Consequently, crypto wallets and cryptocurrencies may be used by persons seeking to avoid legal oversight and to violate the law. For example, they can be used to launder money and to promote terrorism. The applicable legal requirements and our compliance obligations will vary depending on the nature of the client, the service or product provided and jurisdiction. For example, if we engage, form or acquire a broker dealer in order to post, trade or sell NFTs or other digital assets that are securities, we will attempt to fully comply with all applicable KYC, AML and CFT compliance requirements. If, on the other hand, we facilitate the distribution of free promotional corporate collectable NFTs that are not deemed to be securities, our compliance requirements will be significantly less. In either event there can be no assurance that our efforts to fully comply with applicable law will be successful.

In determining to engage in transactions in an NFT, we will attempt to comply with all applicable laws. However, given the substantial legal uncertainties that may presented by those laws and given the informational constraints presented by crypto wallets we may not be successful in our efforts. As a consequence, we may be exposed to regulatory enforcement and civil or criminal sanction should a legal authority determine that our approach is inadequate or inappropriate, as well as to claims asserting civil liability. Moreover, governmental agencies may seek to apply laws to our NextPlat Digital business that we believe are inapplicable and may seek sanctions relating to our alleged failure to comply with those laws.

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

Organizational History

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

A wholly owned subsidiary, Orbital Satcom Corp. (“Orbital Satcom”), a Nevada corporation was formed on November 14, 2014.

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

On June 22, 2022, the Company formed NextPlat B.V., a Netherlands limited liability company, as a wholly-owned subsidiary. At present, NextPlat B.V., has no active operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, $19,920,186, are unsecured. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2022, and December 31, 2021, there were no allowances for doubtful accounts.

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

Prepaid expenses

Prepaid expenses amounted to $106,947 and $146,935, at June 30, 2022 and December 31, 2021, respectively. Prepaid expenses include prepayments in cash for rent, insurance and software license fees which are being amortized over the terms of the respective agreement. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the six months ended June 30, 2022, closing rate at 1.2165 US$: GBP, quarterly average rate at 1.256640 US$: GBP and yearly average rate at 1.29979 US$: GBP, for the six months ended June 30, 2021, closing rate at 1.382800 US$: GBP, quarterly average rate at 1.397146 US$: GBP and yearly average rate at 1.388107 US$: GBP, for the year ended 2021 closing rate at 1.353372 US$: GBP, yearly average rate at 1.375083 US$: GBP.

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

Contract liabilities is shown separately in the unaudited condensed consolidated balance sheets as current liabilities. At June 30, 2022 and December 31, 2021, we had contract liabilities of approximately $27,110 and $36,765, respectively.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are carried at historical cost less accumulated depreciation. Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method. Expenditures that increase the value or productive capacity of assets are capitalized. Fully depreciated assets are retained in the property and equipment, and accumulated depreciation accounts until they are removed from service. When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance are expensed as incurred. Leasehold improvements have an estimated service life of the term of the respective lease.

The estimated useful lives of property and equipment are generally as follows:

Years
Office furniture and fixtures	4
Computer equipment	4
Rental equipment	4
Leasehold improvements	5
Appliques	10
Website development	2

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2022 and June 30, 2021, respectively.

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

At June 30, 2022 and December 31, 2021, the Company had aggregated current and long-term operating lease liabilities of $899,987 and $19,763, respectively, and right of use assets of $909,908 and $22,643, respectively.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the six months ended June 30, 2022 and the June 30, 2021, there were no expenditures on research and development.

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

The following are dilutive common stock equivalents during the year ended:

	June 30, 2022	June 30, 2021

Stock Options	929,701	550,009
Stock Warrants	2,530,092	3,455,000
Total	3,459,793	4,005,009

Related Party Transactions

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party, (see Note 11).

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

At June 30, 2022 and December 31, 2021, inventories consisted of the following:

	June 30, 2022	December 31, 2021
Finished goods	$1,370,425	$1,019,696
Less reserve for obsolete inventory	-	-
Total	$1,370,425	$1,019,696

For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company did not make any change for reserve for obsolete inventory.

NOTE 3 – VAT RECEIVABLE

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result, of the UK’s departure from the EU, (“BREXIT”). For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company recorded a receivable in the amount of $459,541 and $491,417, respectively, for amounts available to reclaim against the tax liability from UK and EU countries. Subsequently to June 30, 2022, the Company has received a total of £53,473 or $64,451, using an exchange rate close of 1.2053 GBP:USD, in regards to this receivable.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $106,947 and $146,935, at June 30, 2022 and December 31, 2021, respectively. Prepaid expenses include prepayments in cash for rent, insurance and software license fees which are being amortized over the terms of the respective agreement. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2022 and December 31, 2021, property and equipment, net of fully depreciated assets, consisted of the following:

	June 30, 2022	December 31, 2021
Office furniture and fixtures	$95,917	$16,969
Computer equipment	68,874	67,458
Rental equipment	47,906	53,296
Leasehold improvements	32,118	-
Appliques	2,160,096	2,160,096
Website development	519,950	247,541

Less accumulated depreciation	(1,681,230)	(1,502,501)

Total	$1,243,631	$1,042,859

Depreciation expense was $199,065 and $134,448 for the six months ended June 30, 2022 and 2021, respectively. For the year ended December 31, 2021, depreciation expense was $292,102.

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

Amortization of customer contracts are included in depreciation and amortization. For the six months ended June 30, 2022 and 2021, the Company amortized $12,500 and $12,500, respectively. Future amortization of intangible assets is as follows:

2022	$12,500
2023	25,000
2024	25,000
Total	$62,500

For the six months ended June 30, 2022 and 2021, there were no additional expenditures on research and development.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accounts payable	$898,752	$846,380
Rental deposits	3,649	2,030
Customer deposits payable	57,976	59,733
Accrued wages & payroll liabilities	17,389	20,107
VAT liability & sales tax payable	12,739	6,203
Pre-merger accrued other liabilities	88,448	88,448
Accrued interest	381	138
Accrued other liabilities	6,364	40,305
Total	$1,085,698	$1,063,344

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CORONAVIRUS LOANS

On April 20, 2020, the Board of Directors the Company (the “Board”), approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP:USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 3.99% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) was made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. As of June 30, 2022, and December 31, 2021, the Company has recorded $60,825 and $56,391 as current portion of notes payable and $187,544 and $253,757 as notes payable long term, respectively.

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

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share. As of June 30, 2022, and December 31, 2021, there were and 9,293,096 and 7,053,146 shares of common stock and 0 shares of preferred stock issued and outstanding, respectively.

Preferred Stock

As of June 30, 2022, there were 3,333,333 shares of Preferred Stock authorized.

As of June 30, 2022, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L convertible preferred stock authorized, and no shares issued and outstanding.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

Warrants

As of June 30, 2022, there were 2,836,092 registered warrants to purchase common stock authorized of which 2,530,092 registered warrants were issued and outstanding, at an exercise price of $5.00 and unregistered underwriter warrants of 144,000 issued and outstanding, at an exercise price of $5.50. The warrants expire in June of 2026.

A summary of the status of the Company’s total outstanding warrants and changes during the year ended December 31, 2021 and the six months ended June 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	800	$300.00	1.37
Granted	3,456,000	5.00	-
Exercised	(925,908)	5.00	-
Forfeited	-	-	-
Cancelled	(800)	300.00	-
Balance outstanding and exercisable at December 31, 2021	2,530,092	$5.00	4.42

Balance at January 1, 2022	2,530,092	$5.00	4.42
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at June 30, 2022	2,530,092	$5.00	3.93

Common Stock

As of June 30, 2022, there were 50,000,000 shares of common stock authorized and 9,293,096 shares issued and outstanding.

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

Restricted Stock Award

On January 21, 2022, the Company issued 10,000 shares of common stock, pursuant to a restricted stock award, “RSA” granted on January 7, 2022 and effective on January 20, 2022. The award is for 20,000 restricted shares of common, which vest in two equal installments, the first on effective date and the remaining on the one year anniversary of the effective date, with a fair market value of $3.48 per share, on the date of issuance. All shares were fully vested and upon issuance resulted in stock-based compensation of $34,800. Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On May 23, 2021, the Company entered a three (3) year Employment Agreement (the “May Agreement”) with Mr. Charles M. Fernandez to serve as Chairman of the Board. However, two weeks later on June 2, 2021, the Company entered into a new employment agreement (the “June Agreement”) with Mr. Fernandez, which superseded and replaced “the May Agreement.” The June Agreement has an initial term of 5 years effective on May 28, 2021. Mr. Fernandez received the award of restricted stock with a grant date fair value equal to $3,000,000 determined at the per unit offering price in the June Offering ($5 per Unit) (the “RSA”), which RSA will vest 1/3 at each of the three anniversaries of the grant date. The Grant Date for the RSA is May 28, 2021, as determined pursuant to the June Agreement. Notwithstanding the vesting schedule, full vesting will occur upon a Change in Control, as that term is defined in the Restricted Stock Agreement pursuant to which the RSA was made (the “June Restricted Stock Agreement”). If Mr. Fernandez’s employment is terminated for any reason at any time by the Company prior to the full vesting of the RSA without “Cause” (as that term is defined in the June Agreement), the RSA will vest and Mr. Fernandez will receive all right, title and interest in the balance of the securities granted to him in the RSA, in regard to the restricted stock award. The Company at its sole expense is obligated to register for reoffer and resale by Mr. Fernandez the securities granted to him pursuant to the May Restricted Stock Agreement.

For the six months ended June 30, 2022, pursuant to Mr. Fernandez employment agreement, the “June Agreement”, see Note 12, the Company recorded stock-based compensation and additional paid in capital, in the amount of $654,246. The value of the award for the six months ended June 30, 2022 and the year ended December 31, 2021 was $297,534 and $356,712 , respectively. The company has charged the full valuation since inception to its current period. The prior year charge had not been recognized and was deemed as immaterial in scope for further adjustments. The award is valued over the service period of the June Agreement, five years from the date of grant, May 28, 2021. On May 28, 2022, 200,000 of the RSA or one third of the award, became vested and issuable. On July 22, 2022, the Company issued 200,000 of restricted common stock, see Note 14.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

Stock Options

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	600,009	$2.35	9.91
Granted	400,000	-	-
Exercised	(19,200)	-	-
Forfeited	(917)	-	-
Cancelled	(50,000)	-	-
Balance outstanding and exercisable at December 31, 2021	929,892	$3.53	7.36

Balance at January 1, 2022	929,892	$3.53	7.36
Granted	-	-	-
Exercised	-	-	-
Forfeited	(191)	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at June 30, 2022	929,701	$3.42	6.87

NOTE 10 - STOCK SUBSCRIPTION PAYABLE

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

For the six months ended June 30, 2022 and for the year ended December 31, 2021, the Company received gross proceeds of $0 and $1,400,000 of the $7,225,038, pursuant to the December Offering, respectively. On January 5, 2022, the Company received an additional $5,825,038, resulting in the issuance of 2,229,950 shares of the Company’s common stock, eliminating the stock subscription payable as well as, the closing of the offering.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of June 30, 2022, total related party payments due as of June 30, 2022, and December 31, 2021, are $0 and $35,308, respectively. These related party payables were non-interest bearing.

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

The Company employs three individuals who are related to Mr. Phipps. These three individuals earned gross wages totaling $71,899 and $76,416 for the six months ended June 30, 2022 and 2021, respectively.

The Company retained the services of the spouse of Mr. Fernandez for consulting fees of $8,960 for the six months ended June 30, 2022.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

COVID-19

The impact of the COVID-19 pandemic has rapidly evolved around the globe, causing disruption in the U.S. and global economies. Although the global economy continued reopening in early 2022 and robust economic activity has supported a continued recovery, certain geographies, most notably China, have experienced setbacks.

The uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged and other factors have and may continue to contribute to significant volatility in the global markets. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, and results of operations.

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

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the six months ended June 30, 2022 and for the years ended December 31, 2021 and December 31, 2020, reflect this impact; however, we expect that this trend may continue, and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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

On May 2, 2022, the Company amended the Cohen Agreement, “Amendment No.1 Cohen”, as follows: Section 4(a) of the Agreement shall be deleted and replaced to read as follows; the Corporation shall pay the Employee as compensation for his services hereunder, in monthly installments during the Term, the sum of $125,000 (the “Annual Base Salary”), less such deductions as shall be required to be withheld by applicable law and regulations, and monthly advances against the salary, if any. The Corporation shall review the Base Salary on an annual basis and has the right, but not the obligation, to increase it, but such salary shall not be decreased during the Term. In addition, Section 6(c) of the Agreement shall be deleted and replaced to read as follows: upon termination of the Employee’s employment pursuant to Section 5(a)(v) or other than pursuant to Section 5(a)(i), 5(a)(ii), 5(a)(iii), 5(a)(iv), or 5(a)(vi) (i.e., without “Cause”), in addition to the accrued but unpaid compensation and vacation pay through the end of the Term, or any then applicable extension of the Term, and any other benefits accrued to him under any Benefit Plans outstanding at such time and the reimbursement of documented, unreimbursed expenses incurred prior to such date, the Employee shall be entitled to the following severance benefits: (i) a cash payment equal to $75,000, to be paid in a single lump sum payment not later than sixty (60) days following such termination, less withholding of all applicable taxes; (ii) continued provision for a period of twelve (12) months after the date of termination of the benefits under Benefits Plans extended from time to time by the Corporation to its senior Employees; and (iii) payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which the Employee was a participant as of the date of the Employee’s termination of Employment. In addition, any options or restricted stock shall be immediately vested upon termination of Employee’s employment pursuant to Section 5(a)(v) or by the Corporation without “Cause.”

Lease Agreements

On December 2, 2021, the Company entered a 62-month lease for 4,141 square feet of office space for $186,345 annually. The rent increases 3% annually. The lease commenced on June 13, 2022 and will expire on August 31, 2027.

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England, “UK lease”, for £2,128 per month, or USD $2,765 per month at the yearly average conversion rate of 1.299279. The Poole lease expired July 23, 2022 and the Company is continuing to lease the facility on a month-to-month basis, as we may seek to expand to a larger facility.

The leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

Future minimum lease payments under these leases are as follows:

Minimum
Lease
Years Ending December 31,	Payment
2022	$84,848
2023	180,815
2024	194,814
2025	200,659
2026	206,679
2027	122,869
Total undiscounted future non-cancelable minimum lease payments	990,683
Less: Imputed interest	(90,696)
Present value of lease liabilities	$899,987
Weighted average remaining term	5.24

Amortization expenses for the six months ended June 30, 2022, and 2021 were $17,479 and $15,476, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

At June 30, 2022, the Company had current and long-term operating lease liabilities of $899,987 and right of use assets of $909,908.

Net rent expense for the six months ended June 30, 2022 and 2021 were $17,815 and $18,933, respectively.

Litigation

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed compensation payable under his June 2, 2021 employment agreement. The Company’s position is that Mr. Seifert is not owed any additional compensation relating to his prior service with the Company or arising under any employment agreement. The Company and Mr. Seifert are currently engaged in litigation over the matter of his employment and termination. The Company believes it has adequate defenses to Mr. Seifert’s claims and has asserted affirmative claims for relief against Mr. Seifert including, but not limited to, breach of the employment agreement, breach of the fiduciary, fraud in the inducement in connection with the employment agreement, fraudulent misrepresentation, and constructive fraud. The Company does not expect to seek substantial monetary relief in the litigation. This dispute is pending before the District Court for the Southern District of Florida under Case No. 1:21-cv-22436-DPG.

On June 24, 2021, Seifert submitted an online whistleblower complaint to the Occupational Safety and Health Administration (OSHA) alleging that NextPlat engaged in retaliatory employment practices in violation of the Sarbanes-Oxley Act. NextPlat responded by moving to dismiss Seifert’s complaint, citing Seifert’s failure to make a prima facie showing that a protected activity contributed to the adverse action alleged in the complaint. On July 21, 2022, following an investigation by the Regional Administrator for OSHA, Region IV, the Secretary of Labor issued its findings, dismissing Seifert’s complaint on the grounds that the OSHA investigator found that the evidence did not support Seifert’s claims.

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

NOTE 13 - CONCENTRATIONS

Customers:

Amazon accounted for 49.5% and 64.6% of the Company’s revenues during the six months ended June 30, 2022 and 2021, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONCENTRATIONS (continued)

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2022 and 2021.

	June 30, 2022		June 30, 2021

Globalstar Europe	$212,488	4.2%	$565,207	10.3%
Garmin	$999,101	19.7%	$1,051,557	19.2%
Network Innovations	$521,142	10.3%	$343,801	6.3%
Cygnus Telecom	$1,195,597	23.6%	$772,478	14.1%
Satcom Global	$477,998	9.4%	$851,314	15.5%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended June 30, 2022 and 2021.

	June 30, 2022		June 30, 2021

Globalstar Europe	$119,687	5.7%	$162,313	8.2%
Garmin	$583,136	27.8%	$304,638	15.5%
Network Innovations	$200,626	9.6%	$189,984	9.6%
Cygnus Telecom	$254,683	12.2%	$271,971	13.8%
Satcom Global	$195,168	9.3%	$349,046	17.7%

Geographic:

The following table sets forth revenue as to each geographic location, for the six months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021

Europe	$5,064,843	78.5%	$2,361,328	69.1%
North America	899,958	14.0%	709,797	20.8%
South America	22,306	0.3%	15,839	0.5%
Asia & Pacific	397,540	6.2%	290,582	8.5%
Africa	64,610	1.0%	40,142	1.2%
	$6,449,257		$3,417,688

The following table sets forth revenue as to each geographic location, for the three months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021

Europe	$2,165,445	75.4%	$1,357,596	69.4%
North America	462,742	16.1%	395,832	20.2%
South America	10,533	0.4%	7,825	0.4%
Asia & Pacific	201,371	7.0%	182,985	9.4%
Africa	31,388	1.1%	12,022	0.6%
	$2,871,479		$1,956,260

NOTE 14 - SUBSEQUENT EVENTS

On July 12, 2022, the Company hired Lauren Sturges Fernandez, the spouse of Mr. Fernandez, as Manager of Digital Assets. Mrs. Fernandez is an at-will employee with an annual salary of $95,000.

Restricted Stock Award

On July 22, 2022, the Company issued 200,000 shares of restricted common stock to Charles M. Fernandez, pursuant to a restricted stock award, which vested on May 28, 2022, see Note 9.

Stock Option Agreement

On July 1, 2022, the Company granted Charles Fernandez, 70,000 fully vested options, pursuant to compensation committee board approval on June 30, 2022. The options are issued under the Company’s 2021 Incentive Award Plan, the “2021 Plan”. The options have an exercise price of $2.13 and a term of 10 years.

Resignation

On July 29, 2022, Andrew Cohen resigned his position as Senior Vice President of Operations. Pursuant to the amendment to the Cohen Agreement on May 2, 2022, Mr. Cohen received $75,000 severance, less applicable taxes and the remaining unvested portion of the restricted stock award granted on October 8, 2021. In relation to the above, on August 4, 2022, the Company issued 15,000 shares of restricted common stock for stock-based compensation of $71,250, based on the fair market value of the market close of award date, October 8, 2021 of $4.75. .. These equity awards to Mr. Cohen were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)). See Note 12.

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on June 30, 2022, and the Company’s subsequent public filings with the SEC.

Corporate Information

NextPlat Corp, formerly Orbsat Corp (“NextPlat”), is a Nevada corporation. Our headquarters and principal executive offices are located at 3250 Mary St., Suite 410, Coconut Grove, FL 33133. Our telephone number is (305) 686-3250, and our corporate website is www.nextplat.com. Unless the context requires otherwise, in this report the terms “the Company,” “we,” “us,” and, “our” refer to NextPlat and our wholly owned subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COVID-19 Update

The impact of the COVID-19 pandemic has rapidly evolved around the globe, causing disruption in the U.S. and global economies. Although the global economy continued reopening in early 2022 and robust economic activity has supported a continued recovery, certain geographies, most notably China, have experienced setbacks.

The uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged and other factors have and may continue to contribute to significant volatility in the global markets. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, and results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the year ended December 31, 2020 reflected this impact. Recently, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. We have incurred strong increases in sales outside of our Amazon marketplaces for the six months ended June 30, 2022. However due to uncertainties related to variants of COVID-19, we are uncertain as to the continuation of the increases to revenue.

Recent Events

Expanding beyond our current global network of online storefronts serving thousands of consumers, enterprises, and governments, the Company has embarked upon the rollout of a state-of-the-art e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue. We intend to develop a next generation platform for digital assets built for Web3, an internet service built using decentralized blockchains. Our new platform (“NextPlat Digital”), which is currently in the design and development phase in collaboration with consultants and contracted developers, will initially enable the use of non-fungible tokens (“NFTs”), in e-commerce and in community-building activities. NextPlat Digital may in the future also enable the posting and use of other digital or “crypto” assets once applicable legal and regulatory requirements are addressed. As currently contemplated, NextPlat Digital will facilitate the creation/minting, purchase and sale of a broad range of non-yield-generating and non-fractionalized NFT products, including, but not limited to, art, music, collectables, digital real estate, video games, game items and certificates of authenticity. We also anticipated developing and deploying NFTs for use in tokenizing data for use in brand loyalty programs.

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

The legal status of NFTs under a myriad of state and federal laws and regulatory regimes (including securities, banking, and commodities laws) is highly uncertain and unresolved, and the applicability of various of those regimes to any NFTs that we may propose to post on our platform is also unresolved. Our creation and operation of NextPlat Digital will present a number of new regulatory and legal compliance obligations for the Company. As an initial matter we will need to make a determination whether a particular NFT could reasonably be considered a security for federal and state law purposes, and if so we would be required to comply with the applicable securities registration requirements or obtain comfort that our activities would fall within applicable exemptions from registration. To the extent that we determine that a particular NFT could be deemed a “security” within the meaning of the U.S. federal and/or securities laws, we intend to obtain contractual comfort from licensed broker-dealer authorized to act as a trading system for those digital assets that such broker-dealer will comply with the applicable “Know Your Customer” (“KYC”) rules and custom and practice, as well as with the applicable Anti-Money Laundering laws and regulations (“AML”) and Combating the Financing of Terrorism (“CFT”), administered and enforced by the U.S. Treasury Financial Crimes and Enforcement Network discussed below, among others. We may have legal exposure for any alleged failures on the part of such licensed broker-dealer to fulfill its obligations under its contracts with us.

With respect to the securities status of an NFT that we propose to post to our platform, we will follow an internally developed model that will permit us to make a risk-based assessment regarding the likelihood that a particular NFT could be deemed a “security” within the meaning of the U.S. federal and/or state securities laws in determining if and how an NFT can be posted on our platform. This process will involve employees trained to identify the indicia of a “security” who will also work with outside legal counsel experienced in crypto asset regulatory matters to make a determination with respect to each NFT, or category of NFT, proposed to be posted on our platform. These processes and procedures are risk based assessments and are not a legal standard or binding on regulators or courts. In the event an NFT or other digital asset is deemed by us, pursuant to the above analysis, to possess a reasonable likelihood of being deemed a security, we will (a) comply with applicable laws and regulations by forming, acquiring or engaging a licensed broker-dealer authorized to act as an trading system for those digital assets, or (b) transact in such digital assets offshore in a way that complies with applicable laws and regulations; or (c) not transact in the subject NFT. We expect our risk assessment policies will continuously evolve to take into account developments in case law, applicable facts, developments in technology, and changes in applicable regulatory schemes.

We do not currently intend to undertake or participate in “initial coin offerings”, the minting of “coins” or the mining of cryptocurrencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Irrespective of a particular NFT’s status as a security, we will need to assess whether we needed to comply with other applicable regulations and laws (including but not limited to AML and CFT regulations). If we are deemed to be involved in the exchange or transmission of value that substitutes for currency, or fall under other evolving requirements, we may be deemed to be a “money transmitter” and will be subject to AML and CFT regulations. Depending on the particular attributes of an NFT, the manner in which it is marketed, and the nature of the clientele, we could be subject to other legal and regulatory regimes as well. We will endeavor to comply with all applicable laws in connection with our NextPlat Digital business, but the uncertain application of those laws to our proposed business may create substantial risk to the Company.

When onboarding new users, we intend to utilize third-party tools to proactively screen for high-risk crypto wallets, including explicitly sanctioned addresses and addresses associated with sanctioned entities. Crypto wallets protect the identity of the owner of the wallet, store the owner’s private keys, secure and provide access by the owner to the cryptocurrency owned by it and allow the owner to send, receive, and transact business with cryptocurrencies. Such wallets by their nature obfuscate the identity of the owner of the wallet and limit access to the transaction history of that wallet and its owner. Consequently, crypto wallets and cryptocurrencies may be used by persons seeking to avoid legal oversight and to violate the law. For example, they can be used to launder money and to promote terrorism. The applicable legal requirements and our compliance obligations will vary depending on the nature of the client, the service or product provided and jurisdiction. For example, if we engage, form or acquire a broker dealer in order to post, trade or sell NFTs or other digital assets that are securities, we will attempt to fully comply with all applicable KYC, AML and CFT compliance requirements. If, on the other hand, we facilitate the distribution of free promotional corporate collectable NFTs that are not deemed to be securities, our compliance requirements will be significantly less. In either event there can be no assurance that our efforts to fully comply with applicable law will be successful.

In determining to engage in transactions in an NFT, we will attempt to comply with all applicable laws. However, given the substantial legal uncertainties that may presented by those laws and given the informational constraints presented by crypto wallets we may not be successful in our efforts. As a consequence, we may be exposed to regulatory enforcement and civil or criminal sanction should a legal authority determine that our approach is inadequate or inappropriate, as well as to claims asserting civil liability. Moreover, governmental agencies may seek to apply laws to our NextPlat Digital business that we believe are inapplicable and may seek sanctions relating to our alleged failure to comply with those laws.

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

Restricted Stock Award

On January 21, 2022, the Company issued 10,000 shares of common stock, pursuant to a restricted stock award, “RSA” granted on January 7, 2022 and effective on January 20, 2022. The award is for 20,000 restricted shares of common, which vest in two equal installments, the first on effective date and the remaining on the one year anniversary of the effective date, with a fair market value of $3.48 per share, on the date of issuance. All shares were fully vested and upon issuance resulted in stock-based compensation of $34,800. Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

For the six months ended June 30, 2022, pursuant to Mr. Fernandez employment agreement, the “June Agreement”, see Note 12, the Company recorded stock-based compensation and additional paid in capital, in the amount of $654,246. This amount is valued from the date of the award May 28, 2021 to June 30, 2022. The value of the award for the year ended December 31, 2021 was $356,712 and for the six months ended June 30, 2022, $297,534. The award is valued over the service period of the June Agreement, five years from the date of grant, May 28, 2021. On June 2, 2022, 200,000 of the RSA or one third of the award, became vested and issuable. On July 22, 2022, the Company issued 200,000 of restricted common stock, see Note 14.

Enterprise Resource Planning System (ERP)

On April 1, 2022, the Company commenced with its implementation of an enterprise resource planning “ERP” system, to replace our legacy business applications. The new ERP platform will provide better support for our changing business needs and plans for future growth. The project includes software, external implementation assistance, testing, training, and support. For the six months ended June 30, 2022, approximately 26% of the cost was expensed in the period incurred to SGA and 74% was capitalized and depreciated over its useful life. The Company intends to maintain dual accounting systems, until such time it is deemed acceptable.

On June 22, 2022, the Company formed NextPlat B.V., a Netherlands limited liability company, as a wholly-owned subsidiary. At present, NextPlat B.V., has no active operations.

As of June 30, 2022, there were 50,000,000 shares of common stock authorized and 9,293,096 shares issued and outstanding.

As of June 30, 2022, there were 2,836,092 registered warrants to purchase common stock authorized and 2,530,092 registered warrants issued and outstanding, at an exercise price of $5.00, and 144,000 unregistered underwriter warrants issued and outstanding, at an exercise price of $5.50. The warrants expire in June of 2026.

As of June 30, 2022, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L Convertible Preferred Stock authorized, and no shares issued and outstanding.

We had net cash used in operations of $1,888,252 during the six months ended June 30, 2022. At June 30, 2022, we had working capital of $21,324,348. Additionally, at June 30, 2022, we had an accumulated deficit of $24,492,159 and stockholder’s equity of $22,698,841.

Results of Operations for the Three and Six Months Ended June 30, 2022, compared to the Three and Six Months Ended June 30, 2021

Revenue. Net Sales for the six months ended June 30, 2022, consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the six months ended June 30, 2022, revenues generated were $6,499,257 compared to $3,417,688 of revenues for the six months ended June 30, 2021, an increase in total revenues of $3,031,569 or 88.7%. Total net sales for Global Telesat Communications Ltd. were $4,542,671 for the six months ended June 30, 2022, as compared to $2,398,912 for the six months ended June 30, 2021, an increase of $2,143,759 or 89.4%. Total net sales for Global Telesat Communications Ltd as valued in its home currency of GBP was £3,496,302, for the six months ended June 30, 2022, as compared to £1,728,190, for the six months ended June 30, 2021, an increase of £1,768,112 or 102.3%. The net effect of the exchange rate GBP:USD on revenue for the six months ended June 30, 2022, was reduced by $310,570, using GBP:USD exchange rate yearly average of 1.299279 for the six months ended June 30, 2022 as compared to GBP:USD 1.38811 for the six months ended June 30, 2021. Total net sales for Orbital Satcom Corp. were $1,906,586 for the six months ended June 30, 2022, as compared to $1,018,776, for the six months ended June 30, 2021, an increase of $887,810 or 87.1%.

Net sales for the three months ended June 30, 2022, consisted primarily of sales of satellite phones, tracking devices, accessories, and airtime plans. For the three months ended June 30, 2022, revenues generated were $2,871,479 compared to $1,956,260 of revenues for the three months ended June 30, 2021, an increase in total revenues of $915,219 or 46.8%. Total sales for Global Telesat Communications Ltd. were $1,946,831 for the three months ended June 30, 2022, as compared to $1,392,609 for the three months ended June 30, 2021, an increase of $554,221 or 39.8%. Total sales for Orbital Satcom Corp. were $924,648 for the three months ended June 30, 2022 as compared to $563,650, for the three months ended June 30, 2021, an increase of $360,998 or 64.0%. The Company attributes the changes in revenue to new product lines, increased inventory, and additional e-commerce storefronts, offset by disruption of sales due to economic sanctions imposed on Russia.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of Sales. During the six months ended June 30, 2022, cost of sales increased to $5,080,775 compared to $2,438,681, for the six months ended June 30, 2021, an increase of $2,642,094 or 108.3%. Gross profit margins during the six months ended June 30, 2022 were 21.2%, as compared to 28.7% for the comparable period in the prior year. During the three months ended June 30, 2022, cost of sales increased to $2,304,090 compared to $1,414,770, for the three months ended June 30, 2021, an increase of $889,320 or 62.9%. Gross profit margins during the three months ended June 30, 2022, were 19.8% as compared to 27.69% for the comparable period in the prior year. As indicated by the results for the three and six months, our gross profit margins have decreased by 7.9% and 7.4%, respectively. The decrease is primarily due to significant increases in the cost of inventory and freight, an increase in sales to distributors which attract lower percentage profits, as well as, selling some items at a discounted rate to charities for use in Ukraine.

Operating Expenses. Total operating expenses for the six months ended June 30, 2022 were $3,736,346, an increase of $1,909,074 or 104.5%, from total operating expenses for the six months ended June 30, 2021 of $1,827,272. Total operating expenses for the three months ended June 30, 2022 were $2,100,638, an increase of $1,009,812 or 92.6%, from total operating expenses for the three months ended June 30, 2021 of $1,090,826. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $1,735,205 and $443,696 for the six months ended June 30, 2022 and 2021, respectively, an increase of $1,291,509 or 291.1%. Selling, general and administrative expenses were $1,160,855 and $282,006 for the three months ended June 30, 2022 and 2021, respectively, an increase of $878,849 or 311.6%. The increase, for the three and six months ended June 30, 2022, is attributable to an increase in non-cash stock-based compensation of $689,046, certain SG&A expenses such bank charges, credit card fees, Amazon fees, and shipping charges that fluctuate with sales volatility, an increase in medical, liability and D&O insurance and an increase in marketing initiatives.

Salaries, wages and payroll taxes were $1,306,373 and $687,712 for the six months ended June 30, 2022 and 2021, respectively, an increase of $618,661, or 90.0%. Salaries, wages and payroll taxes were $670,797 and $479,538 for the three months ended June 30, 2022, and 2021, respectively, an increase of $191,259, or 39.9%. The increase is a result of executive management additions, adjusted salaries and an increase in personnel.

Professional fees were $483,203 and $548,916 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $65,713, or 12.0%. Professional fees were $156,990 and $256,034 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $99,044, or 38.7%. The decrease during the three and six months ended June 30, 2022 as compared to the same period in 2021, is attributable to the higher fees in the same period of 2021, that were associated with capital raising efforts and up-listing to Nasdaq.

Depreciation and amortization expenses were $211,565 and $146,948 for the six months ended June 30, 2022 and 2021, respectively, an increase of $64,617 or 44.0%. Depreciation and amortization expenses were $111,996 and $73,248 for the three months ended June 30, 2022 and 2021, respectively, an increase of $38,748 or 52.9%. The increase was primarily attributable capitalized expenditures for software and website development and equipment and leaseholds for the new corporate office space in Florida.

We expect our expenses in each of these areas to continue to increase during fiscal 2022 and beyond as we expand our operations and begin generating additional revenues under our current business. We are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expense was $138,080, compared to $1,413,271 during the six months ended June 30, 2022 and 2021, respectively, a decrease of $1,275,191 or 90.2%. Our total other expense was $122,612 compared to $909,058 during the three months ended June 30, 2022 and 2021, respectively. The decrease for the three and six months ended June 30, 2022, as compared to the prior year, is attributable to the reduction in interest expense from the prior year of $1,454,677, offset by an increase in foreign exchange rate of $168,226 and an increase in interest earned of $9,572. The decrease in interest expense is relative to the elimination of all debt, except for the balance of $248,369, representing the coronavirus loan debt from the prior year.

Net Loss. We recorded net loss before income tax of $1,655,861 and $2,505,944 for the three and six months ended June 30, 2022 as compared net loss of $1,458,394 and a net loss of $2,261,536, for the three and six months ended June 30, 2021. The increase in the loss is a result of the factors as described above.

Comprehensive Loss We recorded a loss for foreign currency translation adjustments for the three and six months ended June 30, 2022 of $4,788 and $20,118. For the three and six months ended June 30, 2021 we recorded a loss of $14,345 and a loss of $12,734.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2022, we had a cash balance of $20,467,722. Our working capital is $21,324,348 at June 30, 2022.

Our current assets at June 30, 2022 increased $3,455,859 or 18% from December 31, 2021 and included cash, accounts receivable, VAT receivable, prepaid expenses, unbilled revenue, inventory and other current assets.

Our current liabilities at June 30, 2022 decreased $1,274,282 or 45.8% from December 31, 2021 and included our accounts payable, due to related party, provision for income taxes, contract liabilities, lease liabilities and other liabilities in the ordinary course of our business.

At June 30, 2022, the Company had an accumulated deficit of $24,492,159, working capital of $21,324,348 and net loss of $2,505,944 during the six months ended June 30, 2022.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Operating Activities

Net cash flows used by operating activities for the six months ended June 30, 2022 amounted to $1,888,252 and were primarily attributable to our net loss of $2,505,944, total amortization expense of $12,500 and depreciation of $199,065, stock based compensation of $689,046 and net change in assets and liabilities of $282,919, primarily attributable to decrease in accounts receivable of $4,921, an increase in inventory of $350,729, an increase in unbilled revenue of $20,394, a decrease in prepaid expense of $39,988, a decrease in VAT receivable of $31,876, a decrease in other current assets of $45,666, a decrease in operating lease liabilities of $7,041, an increase in accounts payable of $22,354, a decrease in contract liabilities of $9,655, and decrease in provision for income taxes of $39,905.

Net cash flows used by operating activities for the six months ended June 30, 2021 amounted to $1,270,837 and were primarily attributable to our net loss of $2,261,536, total amortization expense of $12,500 and depreciation of $134,448, amortization of discount on debt of $1,425,366, amortization of right to use of $15,476 gain on extinguishment of debt of $20,832, stock based compensation of $14,200 and net change in assets and liabilities of $590,459, primarily attributable to an increase in accounts receivable of $158,079, an increase in inventory of $790,536, an increase in unbilled revenue of $10,171, an increase in VAT receivable of $279,215, an increase in other current assets of $3,664, increase in accounts payable of $662,022, an increase in contract liabilities of $4,469, a decrease in lease liabilities of $15,512, and an increase in provision for income taxes of $227.

Investing Activities

Net cash flows used in investing activities were $395,245 and $27,248 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and June 30, 2021, we purchased equipment, website development and leaseholds of $395,245 and $27,248, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Net cash flows provided by financing activities were $5,539,317 and $14,997,706 for the six months ended June 30, 2022 and 2021, respectively. Net cash flows provided by financing activities were $5,539,317 for the six months ended June 30, 2022 and were primarily attributed to proceeds from common stock offering of $5,605,038, offset by repayments of notes payable for $30,413 and repayments of related party payable $35,308.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries, Orbital Satcom Corp, Global Telesat Communications Ltd. and NextPlat B.V. All material intercompany balances and transactions have been eliminated in consolidation.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2022, and 2021, there were no allowances for doubtful accounts.

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

Prepaid expenses

Prepaid expenses amounted to $106,947 and $146,935, at June 30, 2022 and December 31, 2021, respectively. Prepaid expenses include prepayments in cash for rent, insurance and software license fees which are being amortized over the terms of the respective agreement. The current portion consists of costs paid for future services which will occur within a year.

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

The relevant translation rates are as follows: for the six months ended June 30, 2022, closing rate at 1.2165 US$: GBP, quarterly average rate at 1.256640 US$: GBP and yearly average rate at 1.29979 US$: GBP, for the six months ended June 30, 2021, closing rate at 1.382800 US$: GBP, quarterly average rate at 1.397146 US$: GBP and yearly average rate at 1.388107 US$: GBP, for the year ended 2021 closing rate at 1.353372 US$: GBP, yearly average rate at 1.375083 US$: GBP.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property and equipment

Property and equipment are carried at historical cost less accumulated depreciation. Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method. Expenditures that increase the value or productive capacity of assets are capitalized. Fully depreciated assets are retained in the property and equipment, and accumulated depreciation accounts until they are removed from service. When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance are expensed as incurred. Leasehold improvements have an estimated service life of the term of the respective lease.

The estimated useful lives of property and equipment are generally as follows:

Years
Office furniture and fixtures	4
Computer equipment	4
Rental equipment	4
Leasehold improvements	5
Appliques	10
Website development	2

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended June 30, 2022 and June 30, 2021, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2022.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed compensation payable under his June 2, 2021 employment agreement. The Company’s position is that Mr. Seifert is not owed any additional compensation relating to his prior service with the Company or arising under any employment agreement. The Company and Mr. Seifert are currently engaged in litigation over the matter of his employment and termination. The Company believes it has adequate defenses to Mr. Seifert’s claims and has asserted affirmative claims for relief against Mr. Seifert including, but not limited to, breach of the employment agreement, breach of the fiduciary, fraud in the inducement in connection with the employment agreement, fraudulent misrepresentation, and constructive fraud. The Company does not expect to seek substantial monetary relief in the litigation. This dispute is pending before the District Court for the Southern District of Florida under Case No. 1:21-cv-22436-DPG.

On June 24, 2021, Seifert submitted an online whistleblower complaint to the Occupational Safety and Health Administration (OSHA) alleging that NextPlat engaged in retaliatory employment practices in violation of the Sarbanes-Oxley Act. NextPlat responded by moving to dismiss Seifert’s complaint, citing Seifert’s failure to make a prima facie showing that a protected activity contributed to the adverse action alleged in the complaint. On July 21, 2022, following an investigation by the Regional Administrator for OSHA, Region IV, the Secretary of Labor issued its findings, dismissing Seifert’s complaint on the grounds that the OSHA investigator found that the evidence did not support Seifert’s claims.

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

With respect to the securities status of an NFT that we propose to post to our platform, we will follow an internally developed model that will permit us to make a risk-based assessment regarding the likelihood that a particular NFT could be deemed a “security” within the meaning of the U.S. federal and/or state securities laws in determining if and how an NFT can be posted on our platform. This process will involve employees trained to identify the indicia of a “security” who will also work with outside legal counsel experienced in crypto asset regulatory matters to make a determination with respect to each NFT, or category of NFT, proposed to be posted on our platform. These processes and procedures are risk-based assessments and are not a legal standard or binding on regulators or courts. In the event an NFT or other digital asset is deemed by us, pursuant to the above analysis, to possess a reasonable likelihood of being deemed a security, we will (a) comply with applicable laws and regulations by forming, acquiring or engaging a licensed broker-dealer authorized to act as an trading system for those digital assets, or (b) transact in such digital assets offshore in a way that complies with applicable laws and regulations; or (c) not transact in the subject NFT. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that an NFT posted and sold on our platform is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of NFTs on our platform, we will only permit posting on our platform of those NFTs for which we determine there are reasonably strong arguments to conclude that the NFT is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to digital assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a posting determination does not guarantee any conclusion under the U.S. federal securities laws. We expect our risk assessment policies will continuously evolve to take into account developments in case law, applicable facts, developments in technology, and changes in applicable regulatory schemes.

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

We are subject to payments-related regulations and risks.

We may provide regulated services in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we may provide services to third parties to facilitate payments on their behalf. In these jurisdictions, we may be subject to requirements for licensing, regulatory inspection, bonding and capital maintenance, the use, handling, and segregation of transferred funds, consumer disclosures, and authentication. We are also subject to, or voluntarily comply with, a number of other laws and regulations relating to payments, money laundering, international money transfers, know-your-customer requirements (KYC), privacy and information security, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties or forced to cease providing certain services.

The uncertain application of a myriad of state and federal laws to our NextPlat Digital business may expose us to regulatory enforcement and civil or criminal sanction should a legal authority determine that our approach to compliance is inadequate or inappropriate.

The legal status of NFTs under a myriad of state and federal laws and regulatory regimes (including without limitation, securities, banking, and commodities laws) is highly uncertain and unresolved, and the applicability of various of those regimes to any NFTs that we may propose to post on our platform is also unresolved. Our creation and operation of NextPlat Digital will present a number of new regulatory and legal compliance obligations for the Company, including the potential need to comply with “Know Your Customer” (“KYC”) rules and custom and practice, as well as with the applicable Anti-Money Laundering laws and regulations (“AML”) and Combating the Financing of Terrorism (“CFT”), among others. As a result of the uncertain legal status of digital assets we may have legal exposure for our failure to adequately comply with legal regimes that are known to us. In addition governmental agencies may seek to apply laws to our NextPlat Digital business that we believe are inapplicable, and may seek sanctions relating to our alleged failure to comply with those laws.

Our transaction of digital asset business involving the use of crypto wallets and cryptocurrencies may expose us to allegations of violation of applicable KYC, AML and CFT and other compliance requirements.

When onboarding new users, we intend to utilize third-party tools to proactively screen for high-risk crypto wallets, including explicitly sanctioned addresses and addresses associated with sanctioned entities. The applicable legal requirements and our compliance obligations will vary depending on the nature of the client, the service or product provided and jurisdiction. For example, if we engage, form or acquire a broker dealer in order to post, trade or sell NFTs or other digital assets that are securities, we will attempt to fully comply with all applicable KYC, AML and CFT compliance requirements. Given the substantial legal uncertainties that may presented by those laws and given the informational constraints presented by crypto wallets we may be exposed to regulatory enforcement and civil or criminal sanction, as well as to claims asserting civil liability.

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

On January 21, 2022, the Company issued 10,000 shares of common stock, pursuant to a restricted stock award, “RSA” granted on January 7, 2022 and effective on January 20, 2022. The award is for 20,000 restricted shares of common, which vest in two equal installments, the first on effective date and the remaining on the one year anniversary of the effective date, with a fair market value of $3.48 per share, on the date of issuance. All shares were fully vested and upon issuance resulted in stock-based compensation of $34,800. Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On February 15, 2022, the Company filed Form S-3, to register 2,269,950 shares of common stock. On March 22, 2022, April 22, 2022, May 25, 2022 and June 14, 2022, the Company filed a Form S-3/A Amendment No. 1, 2, 3 and 4, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1+	Amendment No. 1 Employment Agreement, dated May 2, 2022, by and between NextPlat Corp and Andrew Cohen as filed herewith.

10.2+	Stock Option Agreement, dated July 1, 2022, by and between NextPlat Corp and Charles M. Fernandez, as filed herewith

10.3+	Restricted Stock Agreement, dated July 22, 2022, by and between NextPlat Corp and Charles M. Fernandez, as filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2022	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Paul R. Thomson
Chief Financial Officer
(principal financial officer)

