Form 10-Q
period 2022-09-30
NextPlat Corp
filed 2022-11-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 14, 2022
Common Stock, $0.0001 par value	9,649,096

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of NextPlat Corp, F/K/A/ Orbsat Corp, (“NextPlat,” the “Company,” “we,” or “our”), for the three and nine months ended September 30, 2022 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$12,469,607	$17,267,978
Accounts receivable, net	689,094	349,836
Inventory	1,138,290	1,019,696
Unbilled revenue	120,359	100,422
VAT receivable	355,118	491,417
Prepaid expenses – current portion	67,341	97,068
Equity method investment	5,056	-
Other current assets	-	48,539
Total current assets	14,844,865	19,374,956

Property and equipment, net	1,186,099	1,042,859
Right of use asset	865,115	22,643
Intangible assets, net	56,250	75,000
Prepaid expenses – long term portion	42,424	49,867
Equity method investment	3,540,508	-

Total assets	$20,535,261	$20,565,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,087,044	$1,063,344
Contract liabilities	35,009	36,765
Note payable coronavirus loans– current portion	55,750	56,391
Due to related party	15,692	35,308
Lease liabilities - current	145,284	19,763
Provision for income taxes	15,468	56,781
Stock subscription payable	-	1,400,000
Liabilities from discontinued operations	112,397	112,397
Total current liabilities	1,466,644	2,780,749

Long term liabilities:
Note payable coronavirus loans– long term	157,958	253,757
Lease liabilities - long term	718,010	-

Total Liabilities	2,342,612	3,034,506

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 3,333,333 shares authorized	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized, 9,649,096 shares issued and outstanding as of September 30, 2022 and 7,053,146 outstanding at December 31, 2021	965	705
Additional paid-in capital	48,481,636	39,513,093
Accumulated (deficit)	(30,205,435)	(21,986,215)
Accumulated other comprehensive income (loss)	(84,517)	3,236

Total stockholders’ equity	18,192,649	17,530,819

Total liabilities and stockholders’ equity	$20,535,261	$20,565,325

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine months Ended September 30, 2022	Nine months Ended September 30, 2021
Net sales	$2,630,826	$2,250,278	$9,080,083	$5,667,966

Cost of sales	1,952,072	1,757,142	7,032,847	4,195,823

Gross profit	678,754	493,136	2,047,236	1,472,143

Operating expenses:
Selling, general and administrative	1,699,711	1,840,760	3,434,916	2,284,456
Salaries, wages and payroll taxes	651,219	490,555	1,957,592	1,178,267
Professional fees	356,306	320,211	839,509	869,127
Depreciation and amortization	136,457	78,456	348,022	225,404
Total operating expenses	2,843,693	2,729,982	6,580,039	4,557,254

Loss before other expenses and income taxes	(2,164,939)	(2,236,846)	(4,532,803)	(3,085,111)

Other (income) expense
Gain on debt extinguishment	-	-	-	(20,832)
Interest earned	(3,849)	(3,146)	(13,421)	(3,146)
Interest expense	8,725	2,385	15,649	1,463,986
Foreign currency exchange rate variance	89,025	69,464	229,753	41,966
Total other (income) expense	93,901	68,703	231,981	1,481,974

Net loss before income tax expense	$(2,258,840)	$(2,305,549)	$(4,764,784)	$(4,567,085)

Provision for income taxes	-	-	-	-

Net loss before equity net loss of affiliate	(2,258,840)	(2,305,549)	(4,764,784)	(4,567,085)

Equity in net losses of affiliate	(3,454,436)	-	(3,454,436)	-

Net loss	(5,713,276)	(2,305,549)	(8,219,220)	(4,567,085)

Comprehensive (Loss) Income:
Net loss	(5,713,276)	(2,305,549)	(8,219,220)	(4,567,085)
Foreign currency translation adjustments	(67,635)	55,584	(87,753)	42,850
Comprehensive loss	$(5,780,911)	$(2,249,965)	$(8,306,973)	$(4,524,235)

NET LOSS INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	9,469,509	6,290,306	9,310,936	3,271,405
Basic and diluted net loss per share	$(0.60)	$(0.37)	$(0.88)	$(1.40)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine months Ended September 30, 2022

	Common Stock $0.0001 Par Value		Additional Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2021	7,053,146	$705	$39,513,093	$(21,986,215)	$3,236	$17,530,819

Issuance of common related to offering	2,229,950	223	7,004,815	-	-	7,005,038
Issuance of common related to restricted stock award	366,000	37	1,343,529	-	-	1,343,566
Stock based compensation in relation to options granted	-	-	620,199	-	-	620,199
Comprehensive loss	-	-	-	-	(87,753)	(87,753)

Net loss	-	-	-	(8,219,220)	-	(8,219,220)

Balance, September 30, 2022	9,649,096	$965	$48,481,636	$(30,205,435)	$(84,517)	$18,192,649

For the Nine months Ended September 30, 2021

	Common Stock $0.0001 Par Value		Additional Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2020	817,450	$82	$14,486,492	$(13,878,553)	$(42,832)	$565,189

Issuance common stock from convertible debt	1,345,468	135	1,644,132	-	-	1,644,267
Issuance of common related to offering	2,880,000	288	12,661,696	-	-	12,661,984
Issuance of common for over-allotment	432,000	43	1,983,226	-	-	1,983,269
Issuance of warrants for over-allotment	-	-	4,320	-	-	4,320
Issuance of common stock from exercise of warrant	925,908	92	4,629,448	-	-	4,629,540
Issuance of common stock for exercise of options	17,437	2	4,998	-	-	5,000
Stock based compensation in connection with options granted	-	-	1,053,064	-	-	1,053,064

Stock based compensation in connection with restricted stock awards	50,000	5	268,495	-	-	268,500
Issuance of common stock for services	1,000	-	14,200	-	-	14,200
Beneficial conversion feature of convertible debt	-	-	340,420	-	-	340,420
Comprehensive income	-	-	-	-	42,850	42,850

Net loss	-	-	-	(4,567,085)	-	(4,567,085)

Balance, September 30, 2021	6,469,263	$647	$37,090,491	$(18,445,638)	$18	$18,645,518

For the Three Months Ended September 30, 2022

	Common Stock $0.0001 Par Value		Additional Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, June 30, 2022	9,293,096	$929	$47,206,953	$(24,492,159)	$(16,882)	$22,698,841

Stock based compensation in relation to restricted stock award	356,000	36	654,484	-	-	654,520
Stock based compensation in relation to options granted	-	-	620,199	-	-	620,199
Comprehensive loss	-	-	-	-	(67,635)	(67,635)

Net loss	-	-	-	(5,713,276)	-	(5,713,276)

Balance, September 30, 2022	9,649,096	$965	$48,481,636	$(30,205,435)	$(84,517)	$18,192,649

For the Three Months Ended September 30, 2021

	Common Stock $0.0001 Par Value		Additional Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, June 30, 2021	5,476,918	$548	$31,139,486	$(16,140,089)	$(55,566)	$14,944,379

Issuance of common stock related to exercise of options	17,437	2	4,998	-	-	5,000
Stock based compensation for restricted stock awards	50,000	5	268,495	-	-	268,500
Stock based compensation for options granted	-	-	1,053,064	-	-	1,053,064
Issuance of common stock from exercise warrant	924,908	92	4,624,448	-	-	4,624,540
Comprehensive income	-	-	-	-	55,584	55,584
Net loss	-	-	-	(2,305,549)	-	(2,305,549)

Balance, September 30, 2021	6,469,263	$647	$37,090,491	$(18,445,638)	$18	$18,645,518

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,219,220)	$(4,567,085)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	329,272	206,654
Amortization of intangible asset	18,750	18,750
Amortization of convertible debt, net	-	1,425,365
Amortization of right to use	58,284	24,948
Stock based compensation in relation to restricted stock awards	1,343,566	268,500
Fair value of options granted	620,199	1,053,064
Stock issued for services	-	14,200
Share of loss from equity method	3,454,436	-
Gain on debt extinguishment	-	(20,832)
Change in operating assets and liabilities:
Accounts receivable	(339,258)	(132,808)
Inventory	(118,594)	(621,487)
Unbilled revenue	(19,937)	(22,353)
VAT receivable	136,299	(446,657)
Prepaid expense	37,170	(45,575)
Other current assets	48,539	(728)
Accounts payable and accrued liabilities	23,700	(168,557)
Lease liabilities	(61,213)	(24,898)
Provision for income taxes	(41,313)	37,603
Contract liabilities	(1,756)	4,252
Net cash used in operating activities	(2,731,076)	(2,997,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(471,118)	(95,598)
Purchase of equity method investment	(7,000,000)	-
Net cash used in investing activities	(7,471,118)	(95,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	-	350,000
Proceeds from (repayments) to note payable, related party, net	(19,616)	(34,787)
Proceeds from exercise of options	-	5,000
Proceeds from common stock offering	5,605,038	12,661,984
Proceeds from warrant offering	-	1,987,589
Repayments to note payable Coronavirus loans	(51,104)	(11,189)
Proceeds from exercise of warrant	-	4,629,540
Repayment of note payable	-	(121,848)

Net cash provided by financing activities	5,534,318	19,466,289

Effect of exchange rate on cash	(130,494)	36,835

Net increase (decrease) in cash	(4,798,371)	16,409,882
Cash beginning of period	17,267,978	728,762
Cash end of period	$12,469,607	$17,138,644

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$10,137	$144,187
Income tax	$38,555	$-
Non-cash adjustments during the period for
Beneficial conversion feature on convertible debt	$-	$340,420
Recognition of operating lease liability	$904,744	$-
Conversion of convertible debt into common shares	$-	$1,644,267

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the three and nine months ending September 30, 2022, are not necessarily indicative of the results for the remainder of the fiscal year. The consolidated financial statements as of December 31, 2021, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the “Company” for the year ended December 31, 2021, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The consolidated balance sheet as of December 31, 2021 was derived from those financial statements.

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

In addition to our two main e-commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third-party e-commerce storefronts such as Alibaba, Amazon and Walmart. We currently operate 25 storefronts across various countries in 5 continents. We have invested in personnel to translate our listings correctly in the different countries we are represented in and intend to regularly improve and increase our listings on all e-commerce sites. We currently have more than 9,000 product listings on all third-party sites and invest significantly in inventory to hold at Amazon’s various fulfillment centers around the world to ensure that orders are shipped to customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high-speed broadband terminals, and satellite Wi-Fi hotspots. Our Amazon Marketplaces represented approximately 52.3% and 64.0% of the Company’s revenues during the nine months ended September 30, 2022 and 2021, respectively. For the years ended December 31, 2021 and 2020, Amazon online marketplaces represented approximately 63.6% and 73.3% of total sales, respectively. We anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Our e-commerce storefronts enable us to attract a significantly diversified level of sales from all over the world, ensuring we are not overly reliant on any single market or sector for our sales revenue. Furthermore, many products we sell require subscription-based services which allow us to increase our recurring revenue airtime sales.

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

On September 2, 2022, the Company closed a transaction with Progressive Care Inc. (OTCQB: RXMD) (“Progressive Care”), pursuant to which we purchased 3,000 newly issued units of securities from Progressive Care (the “Units”) at a price per Unit of $2,000 for an aggregate purchase price of $6 million (the “Unit Purchase”). Each Unit consists of one share of Series B Convertible Preferred Stock of Progressive Care (“Series B Preferred Stock”) and one warrant to purchase a share of Series B Preferred Stock (“RXMD Warrants”).

Each share of Series B Preferred Stock votes as a class with the common stock of Progressive Care, and has 100,000 votes per share. Likewise, each share of Series B Preferred Stock is convertible into 100,000 shares of Progressive common stock. In addition, the Series B Preferred Stock has a liquidation and dividend preference. The RXMD Warrants have a five-year term, and are immediately exercisable, in whole or in part, and contain cashless exercise provisions. Each Warrant is exercisable at $2,000 per share of Series B Preferred Stock.

Following the consummation of the Unit Purchase, our Chairman and Chief Executive Officer, Charles M. Fernandez, and our board member, Rodney Barreto, were appointed to Progressive Care’s Board of Directors, with Mr. Fernandez appointed to serve as Chairman of Progressive Care’s Board of Directors and Mr. Barreto appointed to serve as a Vice Chairman of Progressive Care’s Board of Directors. On November 11, 2022, the Progressive Care board of directors elected Mr. Fernandez to serve as the Chief Executive Officer of Progressive Care.

In addition, on September 2, 2022, NextPlat, Charles Fernandez, Rodney Barreto and certain other purchasers purchased from Iliad Research and Trading, L.P. (“Iliad”) a Secured Convertible Promissory Note, dated March 6, 2019, made by Progressive Care to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.79 million. The aggregate purchase price paid to Iliad for the Note was $2.3 Million of which NextPlat contributed $1 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”).

In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with Progressive Care. Pursuant to the Debt Modification Agreement, the interest rate under the Note was reduced from 10% to 5% per annum and the maturity date was extended to May 31, 2027. In addition, the conversion price under the note was changed to $0.02 per share of Common Stock. Pursuant to the Debt Modification Agreement, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note have the right, exercisable at any time, to redeem all or any portion of the Note. The Debt Modification Agreement also provides that the Note will automatically convert upon the later to occur of: (a) the completion by Progressive Care of a reverse stock split, and (b) the listing of Progressive Care’s common stock on a national exchange. In consideration of the concessions in the Debt Modification Agreement, Progressive Care issued 21,000,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Charles Fernandez and Rodney Barreto, received 9,130,435, 3,652,174, and 3,652,174 shares, respectively.

All information presented in this Quarterly Report on Form 10-Q other than in Company’s consolidated financial statements and the notes thereto assumes a 1-for-5 reverse stock split of Company’s outstanding shares of common stock effective May 28, 2021 and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth in this Quarterly Report on Form 10-Q have been adjusted to give effect to such assumed reverse stock split.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, ($11,884,437 at September 30, 2022), are unsecured. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2022, and December 31, 2021, there were no allowances for doubtful accounts.

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

Prepaid expenses

Prepaid expenses amounted to $109,765 and $146,935, at September 30, 2022 and December 31, 2021, respectively. Prepaid expenses include prepayments in cash for rent, insurance and software license fees which are being amortized over the terms of the respective agreement. The current portion consists of costs paid for future services which will occur within a year.

Investments

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The carrying value of our equity method investment is reported as “equity method investment” on the condensed consolidated balance sheets. The Company’s equity method investment is reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s proportionate share of the net loss resulting from these investments is reported under the line item captioned “equity in net loss of affiliate” in the condensed consolidated statements of operations and comprehensive loss. Note 7 contains additional information on the equity method investment.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investees as of September 30, 2022 and determined that the Company’s proportionate economic interest in the investees indicate that the investments were not impaired.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2022, closing rate at 1.1150 US$: GBP, quarterly average rate at 1.176596 US$: GBP and yearly average rate at 1.258384444 US$: GBP, for the three and nine months ended September 30, 2021 closing rate at 1.342642 US$: GBP, quarterly average rate at 1.3784972 US$: GBP and yearly average rate at 1.3853499 US$: GBP, for the year ended 2021 closing rate at 1.353372 US$: GBP, yearly average rate at 1.375083 US$: GBP.

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

Contract liabilities is shown separately in the unaudited condensed consolidated balance sheets as current liabilities. At September 30, 2022 and December 31, 2021, we had contract liabilities of approximately $35,009 and $36,765, respectively.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2022 and September 30, 2021, respectively.

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

The Company records stock-based payments made to non-employees in accordance with Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to non-employees to that of employees under the existing guidance of Topic 718, with certain exceptions.

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

At September 30, 2022 and December 31, 2021, the Company had aggregated current and long-term operating lease liabilities of $863,294 and $19,763, respectively, and right of use assets of $865,115 and $22,643, respectively.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the nine months ended September 30, 2022 and the September 30, 2021, there were no expenditures on research and development.

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

The following are dilutive common stock equivalents during the year ended:

	September 30, 2022	September 30, 2021

Stock Options	1,149,701	854,892
Stock Warrants	2,530,092	2,530,092
Total	3,679,793	3,384,984

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

In October 2021, the FASB issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact and timing of adoption of this guidance.

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

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

At September 30, 2022 and December 31, 2021, inventories consisted of the following:

	September 30, 2022	December 31, 2021
Finished goods	$1,138,290	$1,019,696
Less reserve for obsolete inventory	-	-
Total	$1,138,290	$1,019,696

For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company did not make any change for reserve for obsolete inventory.

NOTE 3 – VAT RECEIVABLE

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result, of the UK’s departure from the EU, (“BREXIT”). For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company recorded a receivable in the amount of $355,118 and $491,417, respectively, for amounts available to reclaim against the tax liability from UK and EU countries.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses amounted to $109,765 and $146,935, at September 30, 2022 and December 31, 2021, respectively. Prepaid expenses include prepayments in cash for rent, insurance and software license fees which are being amortized over the terms of the respective agreement. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2022 and December 31, 2021, property and equipment, net of fully depreciated assets, consisted of the following:

	September 30, 2022	December 31, 2021
Office furniture and fixtures	$94,644	$16,969
Computer equipment	72,374	67,458
Rental equipment	43,909	53,296
Leasehold improvements	39,693	-
Appliques	2,160,096	2,160,096
Website development	578,343	247,541

Less accumulated depreciation	(1,802,960)	(1,502,501)

Total	$1,186,099	$1,042,859

Depreciation expense was $329,272 and $206,654 for the nine months ended September 30, 2022 and 2021, respectively. For the year ended December 31, 2021, depreciation expense was $292,102.

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

Amortization of customer contracts are included in depreciation and amortization. For the nine months ended September 30, 2022 and 2021, the Company amortized $18,750 and $18,750, respectively. Future amortization of intangible assets is as follows:

2022	$6,250
2023	25,000
2024	25,000
Total	$56,250

For the nine months ended September 30, 2022 and 2021, there were no additional expenditures on research and development.

NOTE 7 – EQUITY METHOD INVESTMENT IN PROGRESSIVE CARE, INC. AND SUBSIDIARIES

Progressive Care, Inc. (a publicly traded company) is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organization and providers. On August 30, 2022 the Company entered into a Securities Purchase Agreement (the “SPA”) with Progressive Care, Inc. (“Progressive”), which subsequently closed on September 2, 2022, pursuant to which the Company purchased 3,000 newly issued units of securities from Progressive at a price per unit of $2,000, for an aggregate purchase price of $6,000,000. Each unit consists of one share of Progressive Series B Convertible Preferred Stock (“Series B Preferred Stock”) and one warrant to purchase a share of Progressive Series B Preferred Stock (“Warrants”). Each share of Series B Preferred Stock will vote as a class with the common stock of Progressive, and will have 100,000 Progressive votes per share, and each share of Series B Preferred Stock will be convertible into 100,000 shares of Progressive’s common stock. The Warrants are exercisable at a price of $2,000 per share of Series B Preferred Stock have a five-year term, and are immediately exercisable, in whole or in part, and contain cashless exercise provisions. The Company determined the Series B Preferred Stock is in-substance common stock because the Series B Preferred Stock has similar risk and reward characteristics to common stock.

Pursuant to the SPA, NextPlat’s Chairman and Chief Executive Officer, Charles M. Fernandez and board member, Rodney Barreto, were appointed to Progressive’s Board of Directors as Chairman of the Company’s Board of Directors and Vice Chairman, respectively. On November 11, 2022, the Progressive Care board of directors elected Mr. Fernandez to serve as the Chief Executive Officer of Progressive Care.

In addition, on September 2, 2022, NextPlat, entered into a Confidential Purchase and Release Agreement (the “NPA”) with a third-party lender to Progressive pursuant to which NextPlat agreed to purchase $1,000,000 of Progressive’s principal convertible debt from the third-party (the “Note Purchase”) and was issued 9,130,435 of Progressive common stock. NextPlat paid an aggregate of $1,000,000 for the Note Purchase and common stock. The convertible note receivable has a principal balance of $1,213,429, carries a simple interest rate of 5%, is convertible at $0.02 per share of common stock, and matures on August 31, 2027.

As a result of the SPA and related transactions, the Company paid an aggregate of $7,000,000 for an economic and voting interest in Progressive of 33.28%. The board seats, combined with the Company’s ownership interest of 33.28% provide the Company with significant influence over Progressive, but not a controlling interest. Since Progressive does not depend on the Company for continuing financial support to maintain operations as of September 30, 2022, the Company has determined that Progressive is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of Progressive for potential consolidation. Based on quoted market prices, the market value of the Company’s ownership interest in Progressive was approximately $11.7 million at September 30, 2022.

The Company combined its investment in the Series B Preferred Stock, common stock, warrants, and convertible note receivable into one line item on the condensed consolidated balance sheets as “Equity method investment”. The Company reported its aggregate earnings from its investment as one line item on the condensed consolidated statement of operations as “Equity in net loss of affiliate”.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY METHOD INVESTMENT IN PROGRESSIVE CARE, INC. AND SUBSIDIARIES (continued)

The following summarizes the Company’s condensed consolidated balance sheet description equity method investment as follows:

Carrying Amount
August 30, 2022, beginning balance	$7,000,000
Portion of income from Progressive Care, Inc. and Subsidiaries	(3,453,172)
Depreciation expense due to cost basis difference (1)	(8,258)
Interest earned from convertible note receivable	5,056
Interest earned from amortization of premium on convertible note receivable	3,621
Elimination of intercompany interest earned	(1,683)
September 30, 2022, carrying amount	3,545,564
Equity method investment – short term	(5,056)
Equity method investment – long term	$3,540,508

The following summarizes the Company’s condensed consolidated statements of operations and comprehensive loss description equity in net loss of affiliate for the three and nine months ended September 30, 2022 as follows:

For the Three and Nine Months Ended September 30, 2022
Equity in net loss of affiliate	$(3,453,172)

Depreciation expense due to cost basis difference (1)	(8,258)
Interest earned from convertible note receivable	5,056
Interest earned from amortization of premium on convertible note receivable	3,621
Elimination of intercompany interest earned	(1,683)
Equity in net loss of affiliate	$(3,454,436)

(1)	NextPlat records depreciation expense on its estimated cost basis difference which is subject to change

The Company did not have any equity in net loss of affiliate for the three and nine months ended September 30, 2021.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued other liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accounts payable	$867,458	$846,380
Rental deposits	4,181	2,030
Customer deposits payable	58,182	59,733
Accrued wages & payroll liabilities	22,930	20,107
VAT liability & sales tax payable	30,644	6,203
Pre-merger accrued other liabilities	88,448	88,448
Accrued interest	314	138
Accrued other liabilities	14,887	40,305
Total	$1,087,044	$1,063,344

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CORONAVIRUS LOANS

On April 20, 2020, the Board of Directors the Company (the “Board”), approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP:USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) was made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. As of September 30, 2022, and December 31, 2021, the Company has recorded $55,750 and $56,391 as current portion of notes payable and $157,958 and $253,757 as notes payable long term, respectively.

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

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

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

The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.0001 per share and 3,333,333 shares of preferred stock, par value $0.0001 per share. As of September 30, 2022, and December 31, 2021, there were 9,649,096 and 7,053,146 shares of common stock and 0 shares of preferred stock issued and outstanding, respectively.

Preferred Stock

As of September 30, 2022, there were 3,333,333 shares of Preferred Stock authorized.

As of September 30, 2022, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L convertible preferred stock authorized, and no shares issued and outstanding.

Warrants

As of September 30, 2022, there were 3,312,000 registered warrants to purchase common stock authorized of which 2,386,092 registered warrants were issued and outstanding, at an exercise price of $5.00 and unregistered underwriter warrants of 144,000 issued and outstanding, at an exercise price of $5.50. The warrants expire in June of 2026.

A summary of the status of the Company’s total outstanding warrants and changes during the year ended December 31, 2021 and the nine months ended September 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	800	$300.00	1.37
Granted	3,456,000	5.00	-
Exercised	(925,908)	5.00	-
Forfeited	-	-	-
Cancelled	(800)	300.00	-
Balance outstanding and exercisable at December 31, 2021	2,530,092	$5.00	4.42

Balance at January 1, 2022	2,530,092	$5.00	4.42
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at September 30, 2022	2,530,092	$5.00	3.67

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

Common Stock

As of September 30, 2022, there were 50,000,000 shares of common stock authorized and 9,649,096 shares issued and outstanding.

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

Restricted Stock Awards

On January 21, 2022, the Company issued 10,000 shares of common stock to Mr. Rodney Barreto, pursuant to a restricted stock award, “RSA,” granted on January 7, 2022 and effective on January 20, 2022. The award is for 20,000 restricted shares of common, which vest in two equal installments, the first on the effective date and the remaining on the one year anniversary of the effective date, with a fair market value of $3.48 per share, on the date of issuance. All shares were fully vested and upon issuance resulted in stock-based compensation of $34,800. Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

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

On July 22, 2022, pursuant to Mr. Fernandez employment agreement, the “June Agreement”, see Note 13, the Company issued 200,000 restricted shares and recorded stock-based compensation in the amount of $805,246 to eAperion Partners LLC, of which Mr. Fernandez is managing director. This amount is valued from the date of the award May 28, 2021 to September 30, 2022. The value of the award for the year ended December 31, 2021 was $356,712 and for the nine months ended September 30, 2022, $448,534. The award is valued over the service period of the June Agreement, five years from the date of grant, May 28, 2021. On June 2, 2022, 200,000 of the RSA or one third of the award, became vested and issuable.

On August 4, 2022, the Company issued 15,000 restricted shares to Andrew Cohen, pursuant to a restricted stock award which became fully vested upon his resignation, see Note 13. The award resulted in stock based compensation of $76,950 and was valued as of the date of the award on October 8, 2021.

On September 20, 2022, the Company issued 116,000 restricted shares of common stock to eAperion Partners LLC, of which Charles M. Fernandez is managing partner, pursuant to a restricted stock award, “RSA,” under the Company’s 2020 Equity Incentive Plan. The shares were fully vested upon issuance. The shares were valued at the market close of issuance date of $2.52 per share, resulting in stock-based compensation of $292,320.

On September 28, 2022, the Company issued 20,000 restricted shares to Douglas Ellenoff, pursuant to such award as granted on August 24, 2021, using the fair market value as of date of the award of $5.37 per share, resulting in stock-based compensation of $107,400.

Also on September 28, 2022, the Company issued 5,000 restricted shares to Paul Thomson, pursuant to such award as granted on August 24, 2021, using the fair market value as of date of the award of $5.37 per share, resulting in stock-based compensation of $26,850.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

Stock Options

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	600,009	$2.35	9.91
Granted	400,000	-	-
Exercised	(19,200)	-	-
Forfeited	(917)	-	-
Cancelled	(50,000)	-	-
Balance outstanding and exercisable at December 31, 2021	929,892	$3.53	7.36

Balance at January 1, 2022	929,892	$3.53	7.36
Granted	220,000	-	-
Exercised	-	-	-
Forfeited	(191)	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at September 30, 2022	1,149,701	$3.59	6.45

NOTE 11 - STOCK SUBSCRIPTION PAYABLE

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

For the nine months ended September 30, 2022 and for the year ended December 31, 2021, the Company had a stock subscription payable of $0 and $1,400,000, respectively. On January 5, 2022, the Company received an additional $5,825,038, resulting in the issuance of 2,229,950 shares of the Company’s common stock, eliminating the stock subscription payable as well as, the closing of the offering.

NOTE 12 - RELATED PARTY TRANSACTIONS

As of September 30, 2022, total related party payments due as of September 30, 2022, and December 31, 2021, were $15,692 and $35,308, respectively. The payments due were accrued salary. These related party payables were non-interest bearing.

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

The Company employs three individuals who are related to Mr. Phipps. These three individuals earned gross wages totaling $99,965 and $107,042 for the nine months ended September 30, 2022 and 2021, respectively.

On July 12, 2022, the Company hired Lauren Sturges Fernandez, the spouse of Mr. Fernandez, as Manager of Digital Assets. Mrs. Fernandez is an at-will employee with an annual salary of $95,000. On September 22, 2022, Mrs. Fernandez’s title was changed to Chief of Staff and Special Assistant to the Chairman of the Board, her salary remains the same.

Following the consummation of the Company’s investment in Progressive Care Inc. on September 2, 2022, our Chairman and Chief Executive Officer, Charles M. Fernandez, and our board member, Rodney Barreto, were appointed to Progressive Care’s Board of Directors, with Mr. Fernandez appointed to serve as Chairman of Progressive Care’s Board of Directors and Mr. Barreto appointed to serve as a Vice Chairman of Progressive Care’s Board of Directors. On November 11, 2022, the Progressive Care board of directors elected Mr. Fernandez as the Chief Executive Officer of Progressive Care. In addition, on September 2, 2022, NextPlat, Messrs. Fernandez and Barreto and certain other purchasers purchased from Iliad Research and Trading, L.P. (“Iliad”) a Secured Convertible Promissory Note, dated March 6, 2019, made by Progressive Care to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.79 million. The aggregate purchase price paid to Iliad for the Note was $2.3 Million of which NextPlat contributed $1 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”). In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with Progressive Care. In consideration of the concessions in the Debt Modification Agreement, Progressive Care issued 21,000,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Charles Fernandez and Rodney Barreto, received 9,130,435, 3,652,174, and 3,652,174 shares, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the nine months ended September 30, 2022 and for the years ended December 31, 2021 and December 31, 2020, reflect this impact; however, we expect that this trend may continue, and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted.

Appointment of Director; Compensatory Arrangements of Director

On September 13, 2022, the Board appointed Maria Cristina Fernandez as a new director to the Board. In addition, the Board approved a rotation in the membership of the Company’s audit committee, compensation committee and nominating committee. The membership of each such committee is now as follows:

●	Audit Committee: Rodney Barreto (Committee Chair), Cristina Fernandez, and Lou Cusimano
●	Compensation Committee: Hector Delgado (Committee Chair), Lou Cusimano, and John Miller
●	Nominating Committee: Cristina Fernandez (Committee Chair), Lou Cusimano and Rodney Barreto

In connection with Ms. Fernandez’s appointment to the Company’s Board of Directors, the Company entered into a Director Services Agreement with Ms. Fernandez on September 28, 2022. The agreement has a two-year term (subject to the director’s nomination and election) and provides for a cash retainer of $30,000 per year plus meeting fees of $3,000 for every Board meeting attended and $500 for each committee meeting attended (to the extent such committee meetings do not occur on the same day as a board meeting). The agreement also contains customary confidentiality and indemnification provisions and require the Company to maintain a specified amount of director and officer insurance. The Company also entered into a Stock Option Agreement with Ms. Fernandez on October 1, 2022, granting Ms. Fernandez options to purchase 20,000 shares of the Company’s common stock, subject to the vesting and other conditions set forth in the Stock Option Agreement. Under the vesting provisions in the Stock Option Agreement, the first half of the options were fully vested on day one, with the remaining half vesting on the first anniversary of the grant date. The options granted under the Stock Option Agreement were made outside of the Company’s existing equity incentive plans and were approved by the Company’s independent directors.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

2021 Phipps Employment Agreement

On June 5, 2021, the Company entered into a three year employment agreement with Mr. Phipps that was effective as of June 2, 2021, (the “2021 Phipps Employment Agreement”). Under the terms of the 2021 Phipps Employment Agreement, Mr. Phipps serves as the President of the Company and Chief Executive Officer of Global Operations. The term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or Mr. Phipps by written notice. Mr. Phipps’ annual base compensation under the 2021 Phipps Employment Agreement is an aggregate of $350,000. The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Phipps is entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Mr. Phipps is also entitled to participate in any other executive compensation plans adopted by the Board of Directors, and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee may from time to time determine (the “Share Awards”). Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided in the granting documents or in any award certificate(s), which shall supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Phipps for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Phipps in the course of his employment, consistent with the Company’s policy. Mr. Phipps will be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior employees. The 2021 Phipps Employment Agreement may be terminated based on death or disability of Mr. Phipps, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The 2021 Phipps Employment Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, the 2021 Phipps Employment Agreement was amended in order to, among other things, (i) increase Mr. Phipps’ compensation to include a car allowance of $1,000 a month and (ii) clarify Mr. Phipps position to be President of NextPlat Corp and the Chief Executive Officer of Global Operations.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

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

On July 12, 2022, the Company entered into a mutual release and separation agreement with Mr. Cohen in regard to his employment with the Company and accepted his resignation as of July 29, 2022. Per the terms of the agreement Mr. Cohen was entitled to $75,000 severance and the remaining 15,000 restricted stock award became fully vested and was issued on August 4, 2022, resulting in stock-based compensation of $76,950.

Lease Agreements

On December 2, 2021, the Company entered a 62-month lease for its corporate headquarters for 4,141 square feet of office space for $186,345 annually, in Coconut Grove, FL. The rent increases 3% annually. The lease commenced on June 13, 2022 and will expire on August 31, 2027.

Effective July 24, 2019, a three-year lease was signed for 2,660 square feet for £25,536 annually, for our facilities in Poole, England, “UK lease”, for £2,128 per month, or USD $2,765 per month at the yearly average conversion rate of 1.299279. The Poole lease expired July 23, 2022 and the Company is continuing to lease the facility on a month-to-month basis. On October 6, 2022, the UK lease was renewed effective November 1, 2022 to October 31, 2023 for £2,500, or USD $3,146 per month at the yearly average conversion rate of 1.25838. This renewal is not representative in the table future minimum lease payments, for the nine months ended September 30, 2022.

The leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

Future minimum lease payments under these leases are as follows:

Years Ending December 31,	Minimum Lease Payment
2022	$42,424
2023	180,815
2024	194,814
2025	200,659
2026	206,679
2027	122,869
Total undiscounted future non-cancelable minimum lease payments	948,260
Less: Imputed interest	(84,965)
Present value of lease liabilities	$863,294
Weighted average remaining term	4.92

Amortization expenses for the nine months ended September 30, 2022, and 2021 were $58,284 and $24,948, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

At September 30, 2022, the Company had current and long-term operating lease liabilities of $863,294 and right of use assets of $865,115.

Net rent expense for the nine months ended September 30, 2022 and 2021 were $70,717 and $36,055, respectively.

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

On June 24, 2021, Seifert submitted an online whistleblower complaint to the Occupational Safety and Health Administration (OSHA) alleging that NextPlat engaged in retaliatory employment practices in violation of the Sarbanes-Oxley Act. NextPlat responded by moving to dismiss Seifert’s complaint, citing Seifert’s failure to make a prima facie showing that a protected activity contributed to the adverse action alleged in the complaint. On July 21, 2022, following an investigation by the Regional Administrator for OSHA, Region IV, the Secretary of Labor issued its findings, dismissing Seifert’s complaint on the grounds that the OSHA investigator found that the evidence did not support Seifert’s claims. On September 8, 2022, we received notice from the U.S. Department of Labor that Thomas Seifert had withdrawn his Complaint. Pursuant to applicable Federal Regulations, the matter was closed and the Secretary’s Findings were rescinded.

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

NOTE 14 - CONCENTRATIONS

Customers:

Amazon accounted for 52.3% and 64.0% of the Company’s revenues during the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, Amazon accounted for 59.2% and 64.8%, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

NEXTPLAT CORP AND SUBSIDIARIES

FKA: ORBSAT CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CONCENTRATIONS (continued)

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2022 and 2021.

	September 30, 2022		September 30, 2021

Satcom Global	$523,688	8.6%	$824,339	18.0%
Globalstar Europe	$396,222	6.5%	$508,359	11.1%
Garmin	$1,168,532	19.2%	$728,797	16.0%
Network Innovations	$718,597	11.8%	$465,417	10.2%
Cygnus Telecom	$1,213,163	19.9%	$554,998	12.2%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended September 30, 2022 and 2021.

	September 30, 2022		September 30, 2021

Satcom Global	$131,239	8.0%	$303,944	19.9%
Globalstar Europe	$109,409	6.7%	$215,289	14.1%
Garmin	$281,028	17.1%	$241,230	15.8%
Network Innovations	$252,238	15.4%	$191,658	12.5%
Cygnus Telecom	$181,192	11.0%	$165,889	10.8%

Geographic:

The following table sets forth revenue as to each geographic location, for the nine months ended September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021

Europe	$7,019,811	77.3%	3,867,862	68.2%
North America	1,342,636	14.8%	1,243,754	21.9%
South America	32,578	0.4%	28,909	0.5%
Asia & Pacific	592,847	6.5%	472,841	8.3%
Africa	92,211	1.0%	54,600	1.0%
	$9,080,083		5,667,966

The following table sets forth revenue as to each geographic location, for the three months ended September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021

Europe	$1,954,967	74.3%	$1,469,172	65.3%
North America	442,678	16.8%	571,603	25.4%
South America	10,273	0.4%	13,035	0.6%
Asia & Pacific	195,307	7.4%	182,001	8.1%
Africa	27,601	1.0%	14,467	0.6%
	$2,630,826		$2,250,278

NOTE 15 - SUBSEQUENT EVENTS

On October 1, 2022, the Company entered into a Stock Option Agreement with Ms. Maria Cristina Fernandez granting Ms. Fernandez options to purchase 20,000 shares of the Company’s common stock, subject to the vesting and other conditions set forth in the Stock Option Agreement. Under the vesting provisions in the Stock Option Agreement, the first half of the options were fully vested on day one, with the remaining half vesting on the first anniversary of the grant date. The options granted under the Stock Option Agreement were made outside of the Company’s existing equity incentive plans and were approved by the Company’s independent directors.

On October 6, 2022, the UK lease was renewed for our facility in Poole, United Kingdom, effective November 1, 2022 to October 31, 2023, for £2,500, or USD $3,146 per month at the yearly average conversion rate of 1.25838.

On November 7, 2022, in connection with election of Mr. Robert Bedwell as the Chief Compliance Officer of the Company, the Company entered into an employment agreement with Mr. Bedwell. Pursuant to this agreement, Mr. Bedwell will receive an annual base salary of $125,000 and will be eligible for grants of awards under the Company’s Incentive Award Plan as determined by the Compensation Committee and our CEO from time to time with an initial reward under his employment agreement of stock options for 50,000 shares of the Company’s common stock with a vesting schedule as follows: (1) options for 25,000 shares will become fully vested on the first anniversary of the commencement of Mr. Bedwell’s employment with the Company; (2) options for 10,000 additional shares will become fully vested on the second anniversary of the commencement of Mr. Bedwell’s employment with the Company; and (3) options for an additional 15,000 shares will become fully vested on the third anniversary of the commencement of Mr. Bedwell’s employment with the Company. As part of Mr. Bedwell duties for NextPlat, he will continue monitoring the compliance of RXMD and PharmCoRx, accordingly Progressive Care will pay for 20% of Mr. Bedwell’s annual base salary.

On November 14, 2022, in connection with the transition of Mr. Paul Thomson from Executive Vice President and Chief Financial Officer of the Company to his new role as Senior Vice President of Mergers, Acquisitions and Special Projects, the Company entered into a new employment agreement with Mr. Thomson. This new agreement has an initial term of one year and may be extended by our CEO for additional terms of one year each. Under this agreement, Mr. Thomson will be paid an annual base salary of $150,000 and will keep all his rights and interests in and to the options set forth in his prior employment agreement with the Company, subject to the terms and conditions set forth in such prior employment agreement.

On November 14, 2022, in connection with the election of Ms. Cecile Munnik as Chief Financial Officer of the Company, the Company entered into an employment agreement with Ms. Munnik. Pursuant to the agreement, until June 30, 2023, Ms. Munnik will devote 30% of her business time to the Company and will devote the remaining 70% to Progressive Care. Starting on July 1, 2023, Ms. Munnik will devote all of her full business time and effort to the performance of her duties as the Chief Financial Officer of the Company. Ms. Munnik will receive an annual base salary of $67,500 from the commencement of her employment with the Company until June 30, 2023. Thereafter, commencing on July 1, 2023, Ms. Munnik will receive an annual base salary of $225,000. In addition, Ms. Munnik will be eligible for grants of awards under the Company’s Incentive Award Plan as determined by the Compensation Committee and our CEO from time to time with an initial reward under her employment agreement of stock options for 50,000 shares of the Company’s common stock with a vesting schedule as follows: (1) options for 25,000 shares will become fully vested on the first anniversary of the commencement of Ms. Munnik’s employment with the Company; (2) options for 10,000 additional shares will become fully vested on the second anniversary of the commencement of Ms. Munnik’s employment with the Company; and (3) options for an additional 15,000 shares will become fully vested on the third anniversary of the commencement of Ms. Munnik’s employment with the Company.

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on September 30, 2022, and the Company’s subsequent public filings with the SEC.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for the year ended December 31, 2020 reflected this impact. Recently, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. We have incurred strong increases in sales outside of our Amazon marketplaces for the nine months ended September 30, 2022. However due to uncertainties related to variants of COVID-19, we are uncertain as to the continuation of the increases to revenue.

Recent Events

Expanding beyond our current global network of online storefronts serving thousands of consumers, enterprises, and governments, the Company has embarked upon the rollout of a state-of-the-art e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue. We intend to develop a next generation platform for digital assets built for Web3, an internet service built using decentralized blockchains. Our new platform (“NextPlat Digital”), which is currently in the design and development phase in collaboration with consultants and contracted developers, will initially enable the use of non-fungible tokens (“NFTs”), in e-commerce and in community-building activities. NextPlat Digital may in the future also enable the posting and use of other digital or “crypto” assets once applicable legal and regulatory requirements are addressed. As currently contemplated, NextPlat Digital may facilitate the creation/minting, purchase and sale of a broad range of non-yield-generating and non-fractionalized NFT products, including, but not limited to, art, music, collectables, digital real estate, video games, game items and certificates of authenticity. We also anticipated developing and deploying NFTs for use in tokenizing data for use in brand loyalty programs.

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

Investment in Progressive Care Inc.

On September 2, 2022, we closed a transaction with Progressive Care Inc. (OTCQB: RXMD) (“Progressive Care”), pursuant to which we purchased 3,000 newly issued units of securities from Progressive Care (the “Units”) at a price per Unit of $2,000 for an aggregate purchase price of $6 million (the “Unit Purchase”). Each Unit consists of one share of Series B Convertible Preferred Stock of Progressive Care (“Series B Preferred Stock”) and one warrant to purchase a share of Series B Preferred Stock (“RXMD Warrants”).

Each share of Series B Preferred Stock votes as a class with the common stock of Progressive Care, and has 100,000 votes per share. Likewise, each share of Series B Preferred Stock is convertible into 100,000 shares of Progressive common stock. In addition, the Series B Preferred Stock has a liquidation and dividend preference. The RXMD Warrants have a five-year term, and are immediately exercisable, in whole or in part, and contain cashless exercise provisions. Each Warrant is exercisable at $2,000 per share of Series B Preferred Stock.

Following the consummation of the Unit Purchase, our Chairman and Chief Executive Officer, Charles M. Fernandez, and our board member, Rodney Barreto, were appointed to Progressive Care’s Board of Directors, with Mr. Fernandez appointed to serve as Chairman of Progressive Care’s Board of Directors and Mr. Barreto appointed to serve as a Vice Chairman of Progressive Care’s Board of Directors. On November 11, 2022, the Progressive Care Board of Directors elected Mr. Fernandez to serve as the Chief Executive Officer of Progressive Care.

In addition, on September 2, 2022, NextPlat, Charles Fernandez, Rodney Barreto and certain other purchasers purchased from Iliad Research and Trading, L.P. (“Iliad”) a Secured Convertible Promissory Note, dated March 6, 2019, made by Progressive Care to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.79 million. The aggregate purchase price paid to Iliad for the Note was $2.3 Million of which NextPlat contributed $1 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”).

In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with Progressive Care. Pursuant to the Debt Modification Agreement, the interest rate under the Note was reduced from 10% to 5% per annum and the maturity date was extended to May 31, 2027. In addition, the conversion price under the note was changed to $0.02 per share of Common Stock. Pursuant to the Debt Modification Agreement, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note have the right, exercisable at any time, to redeem all or any portion of the Note. The Debt Modification Agreement also provides that the Note will automatically convert upon the later to occur of: (a) the completion by Progressive Care of a reverse stock split, and (b) the listing of Progressive Care’s common stock on a national exchange. In consideration of the concessions in the Debt Modification Agreement, Progressive Care issued 21,000,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Charles Fernandez and Rodney Barreto, received 9,130,435, 3,652,174, and 3,652,174 shares, respectively.

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

On July 22, 2022, pursuant to Mr. Fernandez employment agreement, the “June Agreement”, see Note 13, the Company issued 200,000 restricted shares and recorded stock-based compensation in the amount of $805,246 to eAperion Partners LLC, of which Mr. Fernandez is managing director. This amount is valued from the date of the award May 28, 2021 to September 30, 2022. The value of the award for the year ended December 31, 2021 was $356,712 and for the nine months ended September 30, 2022, $448,534. The award is valued over the service period of the June Agreement, five years from the date of grant, May 28, 2021. On June 2, 2022, 200,000 of the RSA or one third of the award, became vested and issuable.

On August 4, 2022, the Company issued 15,000 restricted shares to Andrew Cohen, pursuant to a restricted stock award which became fully vested upon his resignation, see Note 13. The award resulted in stock based compensation of $76,950 and was valued as of the date of the award on October 8, 2021.

On September 20, 2022, the Company issued 116,000 restricted shares of common stock to eAperion Partners LLC, of which Charles M. Fernandez is managing partner, pursuant to a restricted stock award, “RSA,” under the Company’s 2020 Equity Incentive Plan. The shares were fully vested upon issuance. The shares were valued at the market close of issuance date of $2.52 per share, resulting in stock-based compensation of $292,320.

On September 28, 2022, the Company issued 20,000 restricted shares to Douglas Ellenoff, pursuant to such award as granted on August 24, 2021, using the fair market value as of date of the award of $5.37 per share, resulting in stock-based compensation of $107,400.

Also, on September 28, 2022, the Company issued 5,000 restricted shares to Paul Thomson, pursuant to such award as granted on August 24, 2021, using the fair market value as of date of the award of $5.37 per share, resulting in stock-based compensation of $26,850.

Enterprise Resource Planning System (ERP)

On April 1, 2022, the Company commenced with its implementation of an enterprise resource planning “ERP” system, to replace our legacy business applications. The new ERP platform will provide better support for our changing business needs and plans for future growth. The project includes software, external implementation assistance, testing, training, and support. For the nine months ended September 30, 2022, approximately 27% of the cost was expensed in the period incurred to SGA and 73% was capitalized and depreciated over its useful life. The Company intends to maintain dual accounting systems, until such time it is deemed acceptable, which we estimate to be in the first quarter of 2023.

On June 22, 2022, the Company formed NextPlat B.V., a Netherlands limited liability company, as a wholly-owned subsidiary. At present, NextPlat B.V., has no active operations.

As of September 30, 2022, there were 50,000,000 shares of common stock authorized and 9,649,096 shares issued and outstanding.

As of September 30, 2022, there were 3,312,000 registered warrants to purchase common stock authorized and 2,836,092 registered warrants issued and outstanding, at an exercise price of $5.00, and 144,000 unregistered underwriter warrants issued and outstanding, at an exercise price of $5.50. The warrants expire in June of 2026.

As of September 30, 2022, there were no shares of Series A, B, C, D, E, F, G, H, I, J, K and L Convertible Preferred Stock authorized, and no shares issued and outstanding.

We had net cash used in operations of $2,731,076 during the nine months ended September 30, 2022. At September 30, 2022, we had working capital of $13,378,221. Additionally, at September 30, 2022, we had an accumulated deficit of $30,205,435 and stockholder’s equity of $18,192,649.

Results of Operations for the Three and Nine months Ended September 30, 2022, compared to the Three and Nine months Ended September 30, 2021

Revenue. Net Sales for the nine months ended September 30, 2022, consisted primarily of sales of satellite phones, tracking devices, accessories and airtime plans. For the nine months ended September 30, 2022, revenues generated were $9,080,083 compared to $5,667,966 of revenues for the nine months ended September 30, 2021, an increase in total revenues of $3,412,117 or 60.2%. Total net sales for Global Telesat Communications Ltd. were $6,449,399 for the nine months ended September 30, 2022, as compared to $3,897,254 for the nine months ended September 30, 2021, an increase of $2,552,145 or 65.5%. Total net sales for Global Telesat Communications Ltd as valued in its home currency of GBP was £5,125,142, for the nine months ended September 30, 2022, as compared to £2,813,191, for the nine months ended September 30, 2021, an increase of £2,311,951 or 82.2%. The net effect of the exchange rate GBP:USD on revenue for the nine months ended September 30, 2022, was reduced by $650,716, using GBP:USD exchange rate yearly average of 1.25838 for the nine months ended September 30, 2022 as compared to GBP:USD 1.38534 for the nine months ended September 30, 2021. Total net sales for Orbital Satcom Corp. were $2,630,684 for the nine months ended September 30, 2022, as compared to $1,770,712, for the nine months ended September 30, 2021, an increase of $859,972 or 48.6%.

Net sales for the three months ended September 30, 2022, consisted primarily of sales of satellite phones, tracking devices, accessories, and airtime plans. For the three months ended September 30, 2022, revenues generated were $2,630,826 compared to $2,250,278 of revenues for the three months ended September 30, 2021, an increase in total revenues of $380,548 or 16.9%. Total sales for Global Telesat Communications Ltd. were $1,906,728 for the three months ended September 30, 2022, as compared to $1,498,341 for the three months ended September 30, 2021, an increase of $408,387 or 27.3%. Total sales for Orbital Satcom Corp. were $724,098 for the three months ended September 30, 2022 as compared to $751,937, for the three months ended September 30, 2021, a decrease of $27,839 or 3.7%. The Company attributes the changes in revenue to new product lines, increased inventory, and additional e-commerce storefronts, offset by disruption of sales due to economic sanctions imposed on Russia.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of Sales. During the nine months ended September 30, 2022, cost of sales increased to $7,032,847 compared to $4,195,823, for the nine months ended September 30, 2021, an increase of $2,837,024 or 67.6%. Gross profit margins during the nine months ended September 30, 2022 were 22.5%, as compared to 26.0% for the comparable period in the prior year. During the three months ended September 30, 2022, cost of sales increased to $1,952,072 compared to $1,757,142, for the three months ended September 30, 2021, an increase of $194,930 or 11.1%. Gross profit margins during the three months ended September 30, 2022, were 25.8% as compared to 21.9% for the comparable period in the prior year. As indicated by the results for the three and nine months, our gross profit margins have increased by 3.89% and decreased by 3.4%, respectively. The increase for the quarter was due to increased high margin airtime sales offsetting the decrease for the nine month period ended, September 30, 2022 which continued due to significant increases in the cost of inventory and freight, an increase in sales to distributors which attract lower percentage profits, as well as, selling some items at a discounted rate to charities for use in Ukraine.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2022 were $6,580,039, an increase of $2,022,785 or 44.4%, from total operating expenses for the nine months ended September 30, 2021 of $4,557,254. Total operating expenses for the three months ended September 30, 2022 were $2,843,693, an increase of $113,711 or 4.2%, from total operating expenses for the three months ended September 30, 2021 of $2,729,982. Factors contributing to the decrease are described below.

Selling, general and administrative expenses were $3,434,916 and $2,284,456 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $1,150,460 or 50.4%. Selling, general and administrative expenses were $1,699,711 and $1,840,760 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $141,049 or 7.7%. The decrease for the three months ended September 30, 2022, is attributable to a reclass of approximately $103,000 to professional fees from advertising. For the nine months ended September 30, 2022, is attributable to an increase in non-cash stock-based compensation of $642,201, certain SG&A expenses such bank charges, credit card fees, Amazon fees, and shipping charges that fluctuate with sales volatility, an increase in medical, liability and D&O insurance, of $74,759 and $84,166, respectively.

Salaries, wages and payroll taxes were $1,957,592 and $1,178,267 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $779,325, or 66.1%. Salaries, wages and payroll taxes were $651,219 and $490,555 for the three months ended September 30, 2022, and 2021, respectively, an increase of $160,664, or 32.8%. The increase is a result of executive management additions, adjusted salaries and an increase in personnel.

Professional fees were $839,509 and $869,127 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $29,618, or 3.4%. Professional fees were $356,306 and $320,211 for the three months ended September 30, 2022 and 2021, respectively, an increase of $36,095, or 11.3%. The increase during the three months ended September 30, 2022 as compared to the same period in 2021, is attributable to the quarter reclass of advertising initiatives. For the nine months ended September 30, 2022, the decrease is attributable to higher fees in the same period of 2021, that were associated with capital raising efforts and up-listing to Nasdaq.

Depreciation and amortization expenses were $348,022 and $225,404 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $122,618 or 54.4%. Depreciation and amortization expenses were $136,457 and $78,456 for the three months ended September 30, 2022 and 2021, respectively, an increase of $58,001 or 73.9%. The increase was primarily attributable to capitalized expenditures for software and website development and equipment and leasehold improvements for the new corporate office space in Florida.

We expect our expenses in each of these areas to continue to increase during fiscal 2022 and beyond as we expand our operations and begin generating additional revenues under our current business. We are unable at this time to estimate the amount of the expected increases.

Total Other Expense. Our total other expense was $231,981, compared to $1,481,974 during the nine months ended September 30, 2022 and 2021, respectively, a decrease of $1,249,993 or 84.3%. Our total other expense was $93,901 compared to $68,703 during the three months ended September 30, 2022 and 2021, respectively. The decrease and increase for the three and nine months ended September 30, 2022, as compared to the prior year, is attributable to the reduction in interest expense from the prior year of $1,448,337, an increase in interest earned of $10,275, offset by an increase in foreign exchange rate of $187,787. The decrease in interest expense is relative to the elimination of all debt, except for the balance of $324,472, representing the coronavirus loan debt from the prior year.

Net Loss Before Income Tax & Equity of Affiliate. We recorded net loss before income tax and equity net loss of affiliate of $2,258,840 and $4,764,784 for the three and nine months ended September 30, 2022 as compared net loss of $2,305,549 and a net loss of $4,567,085, for the three and nine months ended September 30, 2021. For the three months ended September 30, 2022 the decrease in the loss and the increase in the loss for the nine months ended September 30. 2022, is a result of the factors as described above.

Equity in Net Losses of Affiliate. We recorded a net loss in equity of affiliate of $3,454,436 and $3,454,436, for the three and nine months ended September 30, 2022, see Note 7. For the three and nine months ended September 30, 2021, there were no losses or income.

Net Loss. We recorded a net loss of $5,713,276 and $8,219,220, for the three and nine months ended September 30, 2022. We recorded a net loss of $2,305,549 and $4,567,085, for the three and nine months ended September 30, 2021.

Comprehensive (Loss) Income. We recorded a loss for foreign currency translation adjustments for the three and nine months ended September 30, 2022 of $67,635 and $87,753. For the three and nine months ended September 30, 2021 we recorded income of $55,584 and $42,850.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2022, we had a cash balance of $12,469,607. Our working capital is $13,378,221 at September 30, 2022.

Our current assets at September 30, 2022 decreased $4,530,091 or 23% from December 31, 2021 and included cash, accounts receivable, VAT receivable, prepaid expenses, unbilled revenue, inventory and other current assets.

Our current liabilities at September 30, 2022 decreased $1,314,105 or 47.3% from December 31, 2021 and included our accounts payable, due to related party, provision for income taxes, contract liabilities, lease liabilities and other liabilities in the ordinary course of our business.

At September 30, 2022, the Company had an accumulated deficit of $30,205,435 working capital of $13,378,221 and net loss of $8,219,220 during the nine months ended September 30, 2022.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Operating Activities

Net cash flows used by operating activities for the nine months ended September 30, 2022 amounted to $2,731,076 and were primarily attributable to our net loss of $8,219,220, total amortization expense of $18,750 and depreciation of $329,272, stock based compensation in relation to restricted stock awards $1,343,566 an stock based compensation for the fair value of options granted of $620,199, amortization of right of use of $58,284, share of loss from equity method investment of 3,454,436 and net change in assets and liabilities of $336,363, primarily attributable to an increase in accounts receivable of $339,258, an increase in inventory of 118,594, an increase in unbilled revenue of $19,937, a decrease in prepaid expense of $37,170, a decrease in VAT receivable of $136,299, a decrease in other current assets of $48,539, an increase in operating lease liabilities of $61,213, an increase in accounts payable of $23,700, a decrease in contract liabilities of $1,756, and decrease in provision for income taxes of $41,313.

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

Investing Activities

Net cash flows used in investing activities were $7,471,118 and $95,598 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and September 30, 2021, we purchased equipment, website development and leaseholds of $471,118 and $95,598, respectively. On September 2, 2022, we purchased an equity method investment of $7,000,000, see Note 7.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing Activities

Net cash flows provided by financing activities were $5,534,318 and $19,466,289 for the nine months ended September 30, 2022 and 2021, respectively. Net cash flows provided by financing activities were $5,534,318 for the nine months ended September 30, 2022 and were primarily attributed to proceeds from common stock offering of $5,605,038, offset by repayments of notes payable for $51,104 and repayments of related party payable $19,616.

Net cash flows provided by financing activities were $19,466,289 for the nine months ended September 30, 2021 and were for, proceeds from; a convertible note payable of $350,000, proceeds from related party payable of $34,238, the June Offering, of $14,649,573, proceeds of warrant exercise of $4,629,540 which was offset by repayments of notes payable for $121,848, proceeds of options exercised of $5,000, payments of coronavirus interruption loan of $11,189 and repayments to related party payable of $69,025.

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2022, and 2021, there were no allowances for doubtful accounts.

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

Prepaid expenses

Prepaid expenses amounted to $109,765 and $146,935, at September 30, 2022 and December 31, 2021, respectively. Prepaid expenses include prepayments in cash for rent, insurance and software license fees which are being amortized over the terms of the respective agreement. The current portion consists of costs paid for future services which will occur within a year.

Investments

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income resulting from these investments is reported under the line item captioned “equity method investment income” in our condensed consolidated statements of operations. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investees as of September 30, 2022 and determined that the Company’s proportionate economic interest in the investees indicate that the investments were not impaired. The carrying value of our equity method investment is reported as “Equity method investment in Progressive Care, Inc. and Subsidiaries” on the condensed consolidated balance sheets. Note 7 contains additional information on our equity method investment.

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

The relevant translation rates are as follows: for the three and nine months ended September 30, 2022, closing rate at 1.1150 US$: GBP, quarterly average rate at 1.176596 US$: GBP and yearly average rate at 1.258384444 US$: GBP, for the three and nine months ended September 30, 2021 closing rate at 1.342642 US$: GBP, quarterly average rate at 1.3784972 US$: GBP and yearly average rate at 1.3853499 US$: GBP, for the year ended 2021 closing rate at 1.353372 US$: GBP, yearly average rate at 1.375083 US$: GBP.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2022 and September 30, 2021, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2022.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Furthermore, due to our size and nature, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 24, 2021, Seifert submitted an online whistleblower complaint to the Occupational Safety and Health Administration (OSHA) alleging that NextPlat engaged in retaliatory employment practices in violation of the Sarbanes-Oxley Act. NextPlat responded by moving to dismiss Seifert’s complaint, citing Seifert’s failure to make a prima facie showing that a protected activity contributed to the adverse action alleged in the complaint. On July 21, 2022, following an investigation by the Regional Administrator for OSHA, Region IV, the Secretary of Labor issued its findings, dismissing Seifert’s complaint on the grounds that the OSHA investigator found that the evidence did not support Seifert’s claims. On September 8, 2022, we received notice from the U.S. Department of Labor that Thomas Seifert had withdrawn his Complaint. Pursuant to applicable Federal Regulations, the matter was closed and the Secretary’s Findings were rescinded.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2022, the Company issued 200,000 of restricted common stock to eAperion Partners LLC of which Charles M. Fernandez is managing partner, pursuant to his employment agreement dated May 28, 2021. The Company recorded stock-based compensation in the amount of $805,246.

On August 4, 2022, the Company issued 15,000 restricted shares to Andrew Cohen, pursuant to a restricted stock award which became fully vested upon his resignation, see Note 13. The award resulted in stock based compensation of $76,950 and was valued as of the date of the award on October 8, 2021.

On September 20, 2022, the Company issued 116,000 restricted shares of common stock to eAperion Partners LLC, of which Charles M. Fernandez is managing partner, pursuant to a restricted stock award, “RSA,” under the Company’s 2020 Equity Incentive Plan. The shares were fully vested upon issuance. The shares were valued at the market close of issuance date of $2.52 per share, resulting in stock-based compensation of $292,320.

On September 28, 2022, the Company issued 20,000 restricted shares to Douglas Ellenoff, pursuant to such award as granted on August 24, 2021, using the fair market value as of date of the award of $5.37 per share, resulting in stock-based compensation of $107,400.

Also, on September 28, 2022, the Company issued 5,000 restricted shares to Paul Thomson, pursuant to such award as granted on August 24, 2021, using the fair market value as of date of the award of $5.37 per share, resulting in stock-based compensation of $26,850.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Election of Mr. Robert Bedwell as Chief Compliance Officer

On November 2, 2022, the Board unanimously voted to elect Mr. Robert Bedwell as the Chief Compliance Officer of the Company to hold such office until his successor shall have been duly elected and qualified or until his earlier resignation or removal. Mr. Bedwell, 64, previously served as the Director of Administrative Services of PharmCo, LLC (“PharmCoRx”), a wholly-owned subsidiary of Progressive Care, a position he has held since 2021. Previous to that, Mr. Bedwell served as the Controller of PharmCoRx, a position he held from 2017 to 2021. Prior to joining PharmCoRx, Mr. Bedwell was an audit partner and principal with several large regional and national public accounting firms from 1980 to 2017.

On November 7, 2022, in connection with such election, Mr. Bedwell entered into an Employment Agreement with the Company (the “Bedwell Employment Agreement”). The Bedwell Employment Agreement, which was unanimously approved by the Compensation Committee of the Board, has an initial term of three years commencing on November 7, 2022 and may be extended for additional terms of one year each. Under the Bedwell Employment Agreement, Mr. Bedwell will receive an annual base salary of $125,000 and will be eligible for grants of awards under the Company’s Incentive Award Plan as determined by the Compensation Committee and our CEO from time to time with an initial reward under the Bedwell Employment Agreement of stock options for 50,000 shares of the Company’s common stock with a vesting schedule as follows: (1) options for 25,000 shares will become fully vested on the first anniversary of the commencement of Mr. Bedwell’s employment with the Company; (2) options for 10,000 additional shares will become fully vested on the second anniversary of the commencement of Mr. Bedwell’s employment with the Company; and (3) options for an additional 15,000 shares will become fully vested on the third anniversary of the commencement of Mr. Bedwell’s employment with the Company.

There is no arrangement or understanding between Mr. Bedwell and any other person pursuant to which Mr. Bedwell was appointed as our Chief Compliance Officer. In addition, there are no family relationships between Mr. Bedwell and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. As part of Mr. Bedwell duties for NextPlat, he will continue monitoring the compliance of RXMD and PharmCoRx, accordingly Progressive Care will pay for 20% of Mr. Bedwell’s annual base salary. As noted above, NextPlat, our Chairman and CEO – Charles M. Fernandez – and our director – Rodney Barreto – have made significant investments in Progressive Care and Messrs. Fernandez and Barreto currently serve on Progressive Care’s board of directors as Chairman and Vice Chairman, respectively, and on November 11, 2022, the Progressive Care board of directors elected Mr. Fernandez as the Chief Executive Officer of Progressive Care.

The foregoing summary of the Bedwell Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety, by reference to the Employment Agreement attached hereto as Exhibit 10.6 which is incorporated herein by reference.

Transition of Paul Thomson from Executive Vice President and CFO to Senior Vice President of Mergers, Acquisitions and Special Projects

On November 2, 2022, the Board unanimously voted to approve the transition Paul Thomson’s role from Executive Vice President and Chief Financial Officer of the Company to his new role as Senior Vice President of Mergers, Acquisitions and Special Projects effective as of November 14, 2022.

In connection with this transition, Mr. Thomson entered into a new Employment Agreement with the Company effective as of November 14, 2022 (the “2022 Thomson Employment Agreement”). The 2022 Thomson Employment Agreement which was unanimously approved by the Compensation Committee of the Board, has an initial term of one year and may be extended by our CEO for additional terms of one year each. Under this agreement, Mr. Thomson will be paid an annual base salary of $150,000 and will keep all his rights and interests in and to the options set forth in his prior employment agreement with the Company, subject to the terms and conditions set forth in such prior employment agreement.

The foregoing summary of the 2022 Thomson Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety, by reference to the Employment Agreement attached hereto as Exhibit 10.7 which is incorporated herein by reference.

Election of Ms. Cecile Munnik as Chief Financial Officer

On November 2, 2022, the Board unanimously voted to elect Ms. Cecile Munnik to replace Mr. Thomson as the Chief Financial Officer of the Company, effective as of November 14, 2022, to hold such office until her successor shall have been duly elected and qualified or until her earlier resignation or removal. Ms. Munnik, [45], also currently serves as the Chief Financial Officer of Progressive Care, a position she has held since October 2020. She has over fifteen years of accounting and finance experience. She has served in finance and accounting leadership positions for companies and business units with annual revenues ranging from $100M to $3B, and demonstrated expertise in US GAAP, SEC Reporting (10-K, 10-Q), Sarbanes-Oxley, Public Accounting, Mergers & Acquisitions, Internal Controls/Process Efficiencies, ERPs, and Strategy Planning for private and public entities. Prior to joining Progressive Care, she has held several senior management positions. Ms. Munnik served as Director of Asset Management at Unified Women’s Healthcare, a single-specialty management services organization to support Ob-Gyn practices from November 2018 through April 2020. She joined The Service Companies as Director of Finance in May 2017 through October 2018. Prior to The Service Companies, she worked at Lennox International for eleven years. She joined Lennox in June 2006 as Sr. Internal Auditor and left in May 2017 as Manager of Financial Planning and Analysis. Ms. Munnik has a bachelor’s degree in accounting from the University of Pretoria (South Africa) and is a Certified Public Accountant (CPA) and Chartered Accountant (CA). She serves on the board of Damascus Road Partners, which is a group of social enterprise investors who invest charitable capital to sustainably address human suffering.

On November 14, 2022, in connection with such appointment, Ms. Munnik entered into an Employment Agreement with the Company (the “Munnik Employment Agreement”). The Munnik Employment Agreement, which was unanimously approved by the Compensation Committee of the Board, has an initial term of three years commencing on November 14, 2022 and may be extended for additional terms of one year each. Pursuant to the Munnik Employment Agreement, that until June 20, 2023, Ms. Munnik will devote 30% of her business time to the Company and will devote the remaining 70% to Progressive Care. Starting on July 1, 2023, Ms. Munnik will devote all of her full business time and effort to the performance of her duties as the Chief Financial Officer of the Company. Ms. Munnik will receive an annual base salary of $67,500 from the commencement of her employment with the Company until June 30, 2023. Thereafter, commencing on July 1, 2023, Ms. Munnik will receive an annual base salary of $225,000. In addition, Ms. Munnik will be eligible for grants of awards under the Company’s Incentive Award Plan as determined by the Compensation Committee and our CEO from time to time with an initial reward under the Munnik Employment Agreement of stock options for 50,000 shares of the Company’s common stock with a vesting schedule as follows: (1) options for 25,000 shares will become fully vested on the first anniversary of the commencement of Ms. Munnik’s employment with the Company; (2) options for 10,000 additional shares will become fully vested on the second anniversary of the commencement of Ms. Munnik’s employment with the Company; and (3) options for an additional 15,000 shares will become fully vested on the third anniversary of the commencement of Ms. Munnik’s employment with the Company.

There is no arrangement or understanding between Ms. Munnik and any other person pursuant to which Ms. Munnik was appointed as our Chief Financial Officer. In addition, there are no family relationships between Ms. Munnik and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. Until July 30, 2023, Ms. Munnik will continue to serve as the Chief Financial Officer of Progressive Care. As noted above, NextPlat, our Chairman and CEO – Charles M. Fernandez – and our director – Rodney Barreto – have made significant investments in Progressive Care and Messrs. Fernandez and Barreto currently serve on Progressive Care’s board of directors as Chairman and Vice Chairman, respectively.

The foregoing summary of the Munnik Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety, by reference to the Employment Agreement attached hereto as Exhibit 10.8 which is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1

Securities Purchase Agreement, dated as of August 30, 2022, by and between NextPlat Corp and Progressive Care Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 1, 2022)

10.2

Confidential Note Purchase and Release Agreement, dated August 30, 2022, by and between the Company, Progressive Care, Iliad Research and Trading, L.P., PharmCo, L.L.C., Charles Fernandez, Rodney Barreto, Daniyel Erdberg, and Sixth Borough Capital LLC (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 1, 2022)

10.3

Debt Modification Agreement, dated August 30, 2022, by and between the Company, Progressive Care, Charles Fernandez, Rodney Barreto, Daniyel Erdberg, and Sixth Borough Capital LLC (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 1, 2022)

10.4

Director Services Agreement, dated as of September 28, 2022, by and between the Company and M. Cristina Fernandez (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 5, 2022)

10.5

Stock Option Agreement, dated as of October 1, 2022, by and between the Company and M. Cristina Fernandez (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 5, 2022)

10.6	Employment Agreement, dated as of November 7, 2022, by and between the Company and Robert Bedwell

10.7	Employment Agreement, dated as of November 14, 2022, by and between the Company and Paul Thomson

10.8	Employment Agreement, dated as of November 14, 2022, by and between the Company and Cecile Munnik

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2022	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Paul R. Thomson
Chief Financial Officer
(principal financial officer)

