Form 10-K
period 2022-12-31
NextPlat Corp
filed 2023-03-31
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter (June 30, 2022), was $14,196,387 based on the price at which the common equity was last sold on the NASDAQ on that date.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 30, 2023, was 14,441,025.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NEXTPLAT CORP

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2022

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

Item 1. Business

Corporate Information

NextPlat Corp, formerly Orbsat Corp (“NextPlat”), is a Nevada corporation and was originally incorporated in Florida in 1997. Our headquarters and principal executive offices are located at 3250 Mary St., Suite 410, Coconut Grove, FL 33133. Our telephone number is (305) 560-5355, and our corporate website is www.nextplat.com. Unless the context requires otherwise, in this report the terms “the Company,” “we,” “us,” and, “our” refer to NextPlat and our wholly owned subsidiaries.

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

Our Business

Leveraging the e-commerce experience of our management team and our existing e-commerce platforms, the Company has embarked upon the rollout of a state-of-the-art e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue, which we expect will become the focus of the Company’s business in the future. Historically, the business of NextPlat has been the provision of a comprehensive array of Satellite Industry communication services, and related equipment sales. As detailed in Online Storefronts and E-Commerce Platforms below, the Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts on platforms such as Alibaba, Amazon, OnBuy, and Walmart. These e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. We are actively pursuing distribution, marketing and license arrangements and joint ventures with companies that could distribute their products through our e-commerce platform. We may also seek to joint venture with or purchase part or all of businesses that manufacture or distribute products, particularly those that we believe we could market through our e-commerce platform, as well as business that could enhance our e-commerce platform. As part of our efforts to enhance our e-commerce platform we have also begun the design and development of a next generation platform for digital assets built for Web3 (an internet service built using decentralized blockchains). This new platform (“NextPlat Digital”) will enable the use of a range of digital assets, such as non-fungible tokens (“NFTs”), in e-commerce and in community-building activities.

Recent Investments in Progressive Care Inc.

During 2022, with a view to enhancing our product and services offerings, we invested in securities issued by Progressive Care Inc. Progressive Care Inc. (OTCQB: RXMD) (“Progressive”) is a Florida health services organization and provider of Third-Party Administration (TPA), data management, COVID-19 related diagnostics and vaccinations, 340B contracted pharmacy services, prescription pharmaceuticals, compounded medications, provider of tele-pharmacy services, the sale of anti-retroviral medications, medication therapy management (MTM), the supply of prescription medications to long-term care facilities, and health practice risk management. Our Executive Chairman and Chief Executive Officer, Charles Fernandez, was appointed as the Chairman and Chief Executive Officer of Progressive in November 2022 along with our Board member, Mr. Rodney Barreto, who was appointed to serve as Vice Chairman of Progressive’s board of directors. Our holdings in Progressive include preferred stock, common stock, warrants and convertible debt, and we currently account for it on the equity method. In addition, we have extended an equity line of credit to Progressive. Through conversion of our convertible debt and warrants as well as via securities issuances that would result from utilization of the equity line of credit, we are able to own more than 50% of the voting equity securities of Progressive should we choose to do so. We have determined to use our ownership of the above securities to assert significant influence over Progressive Care, and we are in the process of assessing whether we should take steps to obtain further control of Progressive and/or integrate Progressive’s business with our own; or whether we should maintain it as a separate business.

Communications Products and Services

Through our legacy Global Telesat Communications Ltd and Orbital Satcom Corp business units, we provide Mobile Satellite Services (“MSS”) solutions to fulfill the growing global demand for satellite-enabled voice, data, personnel and asset tracking, Machine-to-Machine (M2M) and Internet of Things (IoT) connectivity services. We provide these solutions for businesses, governments, military, humanitarian organizations, and individual users, enabling them to communicate, connect to the internet, track and monitor remote assets and lone workers, or request SOS assistance via satellite from almost anywhere in the world, even in the most remote and hostile of environments. As we proceed to grow and enhance our e-commerce business and product offerings, we will consider whether we should retain our Global Telesat Communications Ltd and Orbital Satcom Corp business units, or whether we should sell or spin them off.

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

We have expertise and long-term experience in providing tracking and monitoring services via satellite, specifically through the Globalstar Low Earth Orbit satellite network. We own unique network infrastructure devices, known as appliqués, which are in various Globalstar ground stations around the world and provide the signal receipt and processing technology that enables and powers the Globalstar simplex data service. Our ownership of these appliqués provides us with competitive access to the global simplex data service which addresses the market demand for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station and is used in numerous applications such as tracking vehicles, asset shipments, livestock, and monitoring unattended remote assets. In addition, we also provide tracking and monitoring solutions using Automatic Identification System (AIS), 2G-5G, Push-to-Talk and two-way radio technology.

We generate revenue from both the provision of services and the sale of equipment. Higher margin recurring service revenue from the sale of monthly, annual, and prepaid airtime or messaging plans has historically represented an increasing proportion of our revenue, and we expect that trend to continue as we introduce new products requiring associated airtime or messaging plans.

We provide our products and services directly to end users and reseller networks located both in the United States and internationally through our subsidiaries, U.S. based Orbital Satcom Corp (“Orbital Satcom”) and U.K. based Global Telesat Communications Limited (“GTC”). We have a physical presence in the United States and the United Kingdom, as well as an ecommerce storefront presence in 18 countries across 5 continents. We have a diverse geographical customer base having provided solutions to more than 50,000 customers located in more than 165 countries across most every continent in the world.

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

Our satellite communications products enable users to make voice calls, send and receive text messages and emails, and transmit GPS location coordinates from virtually anywhere on the planet, no matter how remote the location and regardless of the availability of local communication infrastructure. Our range of satellite data products allows users around the world to connect to the internet, stream live video, and communicate via voice and data applications.

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

Online Storefronts and E-Commerce Platforms

We operate two e-commerce websites offering a range of MSS products and solutions through our subsidiaries, Orbital Satcom, which targets customers in North and South America, and GTC which targets customers in the UK, EU, Middle East, Asia and the rest of the world. These websites produce sales and attract enquiries from customers and potential customers from all around the world. Over the long term, we plan to develop additional country-specific websites to target customers in South America, Asia and Europe where we anticipate there will be substantial further demand for our products.

In addition to our two main e-commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third-party e-commerce storefronts such as Alibaba, Amazon, OnBuy and Walmart. We currently operate 25 storefronts across various countries on 5 continents. We have invested in personnel to translate our listings correctly in the different countries we are represented in and intend to regularly improve and increase our listings on all e-commerce sites. We currently have more than 10,000 product listings on all third-party sites and invest significantly in inventory to hold at Amazon’s various fulfillment centers around the world to ensure that orders are shipped to customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high-speed broadband terminals, and satellite Wi-Fi hotspots. Our Amazon online marketplaces represented approximately 54.3% and 63.6% of total sales for the years ended December 31, 2022, and 2021, respectively and we anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Our e-commerce storefronts enable us to attract a significantly diversified level of sales from all over the world, ensuring we are not overly reliant on any single market or sector for our sales revenue. Furthermore, many products we sell require subscription-based services which allow us to increase our recurring revenue airtime sales.

With consumer behavior drastically changing because of COVID-19, e-commerce traffic witnessed double-digit gains in 2021 and 2020, respectively, as stores closed, and shoppers used digital options. This significant change in consumer shopping habits resulted in a substantial increase of U.S., EU and U.K. consumers electing to shop online. Starting in 2021, senior management of the Company invested in a comprehensive systems upgrade project with the goal of building a state-of-the-art e-commerce platform. This implementation is substantially complete, and the Company is collaborating with businesses to optimize their ability to sell their goods online, domestically, and internationally, enabling customers and partners to optimize their e-commerce presence and revenue.

Expanding beyond our current global network of online storefronts serving thousands of consumers, enterprises, and governments, we are developing a next generation platform for digital assets built for Web3.NextPlat Digital which has been designed and developed in collaboration with consultants and contracted developers, will enable a range of digital assets, such as non-fungible tokens (“NFTs”), in e-commerce and in community-building activities. As currently contemplated, NextPlat Digital will facilitate the creation/minting, purchase and sale of a broad range of NFT products, including, but not limited to, art, music, collectables, digital real estate, video games and game items. NextPlat Digital will be used to create both (a) public marketplaces, for us and third parties, where anyone with a crypto wallet can buy and sell their own NFTs, and (b) private marketplaces that only allow a particular company or entity to sell their own NFTs (such as for the promotion of a particular brand or product).

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

Our competitive strengths

We believe that the following strengths contribute to our success:

●	Our global presence enables us to compete in various markets around the world, with our multi-lingual personnel allowing us to respond to global customer inquiries with 24/7/365 customer support.

●	Our significant expertise in global e-commerce sales allows us to maintain a competitive advantage over traditional methods of purchase through “brick and mortar” stores.

●	Our significant levels of inventory stored in fulfillment centers around the world enable us to quickly secure customer orders against competitors who may not hold available inventory.

●	Economies of scale of a leading provider of MSS product allows us to offer competitive prices for our products.

●	Long-term contracts and experience with Globalstar allow us to compete competitively on satellite tracking opportunities.

●	A diverse customer base with no single customer representing more than 3.0% of our annual gross sales revenue, and no single country representing more than 33% of our gross annual sales revenue as of December 31, 2022. This diversification reasonably permits the Company not to rely on any single customer, or group of customers, on any single product line, or any specific geographic area. Our Amazon sales represent the majority of our sales effort in the last 24 months.

Our business strategy

We intend to achieve our mission and further grow our business by pursuing the following strategies:

●	Increased product offerings - we are constantly increasing our product lines and offerings and will continue to do so in the future.

●	Marketplace expansion – We intend to open new global e-commerce storefronts around the world to develop sales in new markets.

●	Government sourced revenue - We intend to target US government/GSA sales which have not historically represented a significant part of our sales revenue. We will also recruit experienced government sales professionals to assist with this plan. We plan to become an approved seller on the US Government’s GSA Schedule, which gives federal, and in some cases state and local buyers, access to a great number of commercial products and services at negotiated ceiling prices. Schedule purchases represent approximately 21% of overall federal procurement spending.

●	Product innovation - We will continue to launch our own innovative branded products, such as our SolarTrack solar powered satellite tracking device, to differentiate us and gain a competitive edge over other MSS suppliers.

●	Future acquisitions - We will seek suitable acquisition opportunities to further increase our scale, expand sales and access new markets and sectors.

●	E-Commerce Platforms - Expanding beyond our current global network of online storefronts serving thousands of consumers, enterprises, and governments, we intend to develop a next generation platform for digital assets built for Web3. Our new platform, which is currently in the design and development phase in collaboration with consultants and contracted developers, will enable the use of a range of digital assets, including NFTs, in e-commerce and in community-building activities.

Intellectual Property

Our success and ability to compete depends in part on our ability to maintain our trade secrets. All of our employees and consultants are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.

Regulatory Matters

Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, and the termination of any contracts, or the inability to bid on future contracts. We intend our Orbital Satcom subsidiary to become qualified as a government contractor. Our products may also be subject to regulation by the National Telecommunications and Information Administration and the Federal Communications Commission that regulate wireless communications.

Employees

As of December 31, 2022, we had 18 full-time employees and 1 part-time employee.

Sources and Availability of Components

Certain materials and equipment for our products are custom-made for those products and are dependent upon either a single or limited number of suppliers. A supplier failure could cause delays in product delivery if another supplier cannot be found promptly, or if the quality of such replacement supplier’s components is inferior or unacceptable. As a result of COVID-19 and related supply chain constraints, we have experienced shortages in inventory due to manufacturing and logistical issues.

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

We have incurred significant net losses since our inception. For the years ended December 31, 2022, 2021, and 2020, we have incurred net losses of $9.2 million, $8.1 million, and $2.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $31.1 million. We expect to incur additional losses prior to recording sufficient revenue from our operations as a result of the costs associated with expanding and seeking additional sources of revenue to our current revenue base.

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

Summary of Risk Factors

Risks Related to Our Business

●	We have a history of net losses, and we are uncertain about our future profitability.

●	Supply chain and shipping disruptions have resulted in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, operating results and financial condition.

●	Our dependence on key suppliers puts us at risk of interruptions in the availability of our products, which could reduce our revenue and adversely affect the results of operations.

●	Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

●	We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.

●	Sustained investment in our business, strategic acquisitions and investments, as well as our focus on long-term performance, and on maintaining the health of our new e-commerce ecosystem, may negatively affect our margins and our net income, if any.

●	The concentration of ownership by our principal stockholders may result in control by such stockholders of the composition of our board of directors.

●	We will become subject to a broad range of laws and regulations, and future laws and regulations may impose additional requirements and other obligations that could materially and adversely affect our business, financial condition and results of operations, as well as the trading prices of our securities.

●	If we are successful in implementing our business strategy we will generate and process a large amount of data, including personal data, and the improper use or disclosure of data could result in regulatory investigations and penalties, and harm our reputation and have a material adverse effect on the trading prices of our securities, our business and our prospects.

●	Our sales may be impacted should there be a disruption of service to our Amazon or Alibaba online storefronts.

●	Creating and maintaining a trusted status of our online marketing presence or ecosystem will be critical to our viability and growth.

●	Any termination or material change in our relationship with Amazon or Alibaba could have a material adverse effect on our business, financial condition, results of operations and prospects.

●	We may not be able to maintain and improve our online marketing.

●	We face challenges in expanding our international and cross-border businesses and operations.

●	We are heavily reliant on the services of certain executive officers and the departure or loss of any of these officers could disrupt our business.

●	A significant portion of our revenues are from sales of products on Amazon and any limitation or restriction, temporarily or otherwise, to sell on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.

●	If logistics service providers used by our merchants fail to provide reliable logistics services, our business and prospects, as well as our financial condition and results of operations, may be materially and adversely affected.

●	Our e-commerce platforms could be disrupted by network interruptions.

●	Security breaches and attacks against our systems and network, and any potentially resulting breach or failure to otherwise protect personal, confidential and proprietary information, could damage our reputation and negatively impact our business, as well as materially and adversely affect our financial condition and results of operations.

●	Non-compliance with, or changes in, the legal and regulatory environment in the countries in which we operate could increase our costs or reduce our net operating revenues.

●	Tightening of tax compliance efforts that affect our merchants could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Digital Assets

●	We may lose our private keys to our digital wallets, causing a loss of all of our digital assets.

●	The storage and custody of our digital assets that we may potentially acquire or hold in the future are subject to cybersecurity breaches and adverse software events.

●	Our digital assets may be subject to loss, theft, hacking, fraud risks and restriction on access.

●	Incorrect or fraudulent digital asset transactions may be irreversible.

●	Acceptance and widespread use of digital assets is uncertain.

●	Individuals or entities with substantial holdings may engage in large-scale sales or distributions, either on non- market terms or in the ordinary course, which could disproportionately and negatively affect the market, result in a reduction in the price of the digital asset and materially and adversely affect the price of our common stock.

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

●	We are subject to payments-related regulations and risks.

●

The uncertain application of a myriad of state and federal laws to our NextPlat Digital business may expose us to regulatory enforcement and civil or criminal sanction should a legal authority determine that our approach to compliance is inadequate or inappropriate.

●

Our transaction of digital asset business involving the use of crypto wallets and cryptocurrencies may expose us to allegations of violation of applicable KYC, AML and CFT and other compliance requirements.

●

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

●	Because there has been limited precedent set for financial accounting for digital assets, the determinations that we have made for how to account for digital assets transactions may be subject to change.

Risks Related to Doing Business in China

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business, financial conditions and results of operations.

●	Uncertainties with respect to China’s PRC legal system could adversely affect us.

●	Recent litigation and negative publicity surrounding China-based companies listed in the United States may negatively impact the trading price of our securities.

●	Fluctuations in exchange rates could have a material and adverse effect on the results of operations and the value of your investment.

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

Risks Related to Our Business

We have a history of net losses, and we are uncertain about our future profitability.

We have incurred significant net losses since our inception. For the years ended December 31, 2022, 2021, and 2020, we have incurred net losses of approximately $9.2 million, $8.1 million, and $2.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $31.1 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful in increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we can achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.

The continuing effects of the COVID-19 pandemic and its impact are highly unpredictable and could be significant, and could harm our business, financial condition, and operating results.

Our business, operations and financial performance have been, and may continue to be, affected by the macroeconomic impacts resulting from COVID-19, and as a result, our revenue growth rate and expenses as a percentage of our revenues in future periods may differ significantly from our historical rates, and our future operating results may fall below expectations. The extent to which our business will continue to be affected will depend on a variety of factors, many of which are outside of our control, including the persistence of the pandemic, impacts on economic activity, and the possibility of recession or continued financial market instability.

Events outside of our control, including those relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our Company and our results of operations and financial condition.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of the Company have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers.

As the future impact of COVID-19 and its variants is difficult to predict, the extent to which they could negatively affect our operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 and its variants or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results and financial condition.

This pandemic has also caused, and may continue to cause, disruption to our global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions have significantly delayed or disrupted, and may continue to adversely impact, both our suppliers and third party vendors and our ability to deliver products and/or services to our end-users and customers. We have also experienced a significant increase in parts and material component inflation from pre-pandemic levels, as well as inflation in other costs, such as labor, packaging, freight, and energy prices. Continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic delivery interruptions and other inefficiencies that could negatively impact our productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets are currently experiencing extreme volatility and disruption following the global outbreak of COVID-19 and other global events described above. Disruptions in the capital markets in the past have resulted in illiquidity in parts of the capital markets. Future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders, including existing lenders, not to extend credit to us. These events have limited and could continue to limit our investment considerations, limit our ability to grow and have a material negative impact on our operating results.

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

While we have taken steps to minimize the impact of these disruptions, there can be no assurances that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impact that supply chain disruptions have on our manufacturers and suppliers is not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease or ease. Prolonged supply chain disruptions impacting us, and our manufacturers and suppliers could interrupt product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on key suppliers puts us at risk of interruptions in the availability of our products, which could reduce our revenue and adversely affect the results of operations. In addition, increases in prices for components used in our products could adversely affect our results of operations.

We require the timely delivery of products provided by our suppliers, some of which are custom made, to ensure our ongoing sales revenue is not adversely affected. For reasons of quality assurance, cost effectiveness or availability, we procure certain products from a single or limited number of suppliers. We generally acquire such products through purchase orders placed in the ordinary course of business, and as a result we may not have a significant inventory of these products and generally do not have any guaranteed or contractual supply arrangements with many of these suppliers. Our reliance on these suppliers subjects us to risks that could harm our business, including, but not limited to, difficulty locating and qualifying alternative suppliers and limited control over pricing, availability, quality and delivery schedules. Suppliers of products may decide, or be required, for reasons beyond our control, to cease supplying materials and components to us or to raise their prices. Shortages of materials, quality control problems, production capacity constraints or delays by our suppliers could negatively affect our ability to meet our production requirements and result in increased prices for affected products. We may also face delays, yield issues and quality control problems if we are required to locate and secure new sources of supply. Any material shortage, constraint or delay may result in delays in shipments of our products, which could materially adversely affect the results of operations. Increases in prices for materials and components used in our products could also materially adversely affect our results of operations.

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

We sell our products and services in the United Kingdom (the “UK”) and throughout Europe. In particular, the UK is one of our largest markets in Europe for product and airtime sales. On June 23, 2016, the UK voted in an advisory referendum for the UK to leave the European Union (the “EU”) and, subsequently, on March 29, 2017, the UK government began the formal process of leaving the EU (“Brexit”). The UK withdrew from the EU on January 31, 2020. Effective January 1, 2021, the EU and UK entered into the Trade and Cooperation Agreement regarding trade policies and other political and strategic issues. The future consequences of Brexit are unknown at this time, but Brexit has created additional administrative burdens and legal, regulatory, and currency risk that may have a materially adverse impact on our business. Furthermore, this uncertainty could negatively impact the economies of other countries in which we operate.

Currency exchange rate fluctuations may affect the results of operations.

To the extent that we are successful in broadening the reach of our online e-commerce marketing into other countries we will have transactions denominated in an increasing number and variety of currencies. We will be subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. Fluctuations in currency exchange rates may therefore have an impact on our results as expressed in U.S. dollars. There can be no assurance that currency exchange rate fluctuations will not adversely affect the results of operations, financial condition and cash flows. While the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2022, we had cash on hand of approximately $18.9 million. If cash on hand, cash generated from operations, and the net proceeds from prior offerings are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financing. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or considering specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

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

We intend to make strategic investments, acquisitions and joint ventures to further strengthen our business. We may make strategic investments, acquisitions and joint ventures in a range of areas either directly related to one or more of our businesses, or related to the infrastructure, technology, services or products that support our businesses and marketing platforms. Our strategic investments, acquisitions and joint ventures may adversely affect our financial results, at least in the short term. As a result of business or financial underperformance, regulatory scrutiny or compliance reasons, we may need to divest interests in, or terminate business cooperation with, businesses and entities in which we have invested capital and other resources, which may adversely affect our financial results, ability to conduct investments in similar businesses, reputation and growth prospects, as well as the trading prices of our securities. There can be no assurance that we will be able to grow our acquired or invested businesses, or realize returns, benefits of synergies and growth opportunities we expect in connection with these investments and acquisitions.

Failure to maintain or improve our technological infrastructure could harm our business and prospects.

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

As of March 30, 2023, our existing principal stockholders, executive officers, directors and their affiliates beneficially own approximately 57.7% of our outstanding shares of common stock, and our Executive Chairman and Chief Executive Officer, Charles M. Fernandez will receive upon vesting, 400,000 shares of our common stock, which vests in two equal installments over the next two years starting on June 2, 2023. In addition, such parties may acquire additional control by purchasing stock that we may issue in connection with our future fundraising efforts. As a result, these stockholders may now and in the future be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Successful technical development of our products does not guarantee successful commercialization.

We may successfully complete the technical development for one or all our product development programs, but still fail to develop a commercially successful product for several reasons, including among others the following:

●	failure to obtain the required regulatory approvals for their use;
●	prohibitive production costs;
●	competing products;
●	lack of innovation of the product;
●	ineffective distribution and marketing;
●	failure to gain market acceptance;
●	lack of sufficient cooperation from our partners; and
●	demonstrations of the products not aligning with or meeting customer needs.

Our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities. Upon demonstration, our satellite ground stations, and tracking devices may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products. Significant revenue from new product investments may not be achieved for a number of years, if at all.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2023 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors or as executive officers.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that we infringe the proprietary rights of any third party but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products or may be prohibitively expensive and prevent us from continuing to use that technology. In addition, any such litigation, even if without merit, could be expensive and disruptive to our ability to generate revenue or enter new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing, to pay substantial damages to our end users to discontinue their use of or replace infringing technology sold to them with non-infringing technology, or to cease production of such products altogether.

We may not be able to protect our intellectual property rights.

We rely on a combination of trademark, fair trade practice, patent, copyright and trade secret protection laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property rights. We may not be able to effectively protect our intellectual property rights or to enforce our contractual rights. In addition, policing any unauthorized use of our intellectual property is difficult, time-consuming and costly and the steps we have taken may be inadequate to prevent the misappropriation of our intellectual property. If we resort to litigation to enforce our intellectual property rights, this litigation could result in substantial costs and a diversion of our managerial and financial resources.

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

If we are successful in implementing our business strategy, we will generate and process a large amount of data. Our privacy policies concerning the collection, use and disclosure of personal data are posted on our platforms. We face risks inherent in handling and protecting large volumes of data, especially consumer data. We face several challenges relating to data from transactions and other activities on our platforms, including:

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

For the year ended December 31, 2022, approximately 54.3% of our revenues are from sales of products on Amazon and any limitation or restriction, temporarily or otherwise, to sell on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition, and prospects.

Approximately 54.3% of our products are sold on Amazon and are subject to Amazon’s terms of service and various other Amazon seller policies that apply to third parties selling products on Amazon’s marketplace. Amazon’s terms of service provide, among other things, that it may terminate or suspend its agreement with any seller or any of its services being provided to a seller at any time and for any reason. In addition, if Amazon determines that any seller’s actions or performance, including ours, may result in violations of its terms or policies, or create other risks to Amazon or to third parties, then Amazon may in its sole discretion withhold any payments owed for as long as Amazon determines any related risk to Amazon or to third parties persist. Further, if Amazon determines that any seller’s, including our, accounts have been used to engage in deceptive, fraudulent or illegal activity, or that such accounts have repeatedly violated its policies, then Amazon may in its sole discretion permanently withhold any payments owed. In addition, Amazon in its sole discretion may suspend a seller account and product listings if Amazon determines that a seller has engaged in conduct that violates any of its policies. Any limitation or restriction on our ability to sell on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. We also rely on services provided by Amazon’s fulfillment platform which provides expedited shipping to the consumer, an important aspect in the buying decision for consumers. Any inability to market our products for sale with delivery could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

Our sales may be impacted should there be a disruption of service to our Amazon or Alibaba online storefronts.

The Company’s Amazon online marketplaces represented approximately 54.3% and 63.6% of total sales for the years ended December 31, 2022, and 2021, respectively. In July 2021 we commenced sales through the Alibaba storefront. These marketplaces will represent a significant portion of our sales in the foreseeable future. Should there be a disruption of Amazon or Alibaba services or our ability to maintain storefronts with Amazon or Alibaba, our sales will likely decrease, and we would have to seek other distribution methods to sell our products online, which may be costly. In addition, if and to the extent the cost structure of the Amazon marketplace listing changes, such an increase could have a material adverse effect on the Company’s sales through this platform.

Creating and maintaining a trusted status of our online marketing presence or ecosystem will be critical to our viability and growth, and any failure to do so could severely damage our reputation, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

Any loss of trust in our online presence could harm our reputation, and could result in consumers, merchants, brands, retailers, intellectual property holders and other participants reducing their levels of activity, which could materially reduce our revenue and profitability, if any. Our ability to maintain trust in our online capabilities will be based in large part upon:

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

Our revenue growth also depends on our ability to grow our core businesses, newly developed businesses, as well as businesses that we may acquire or which we may consolidate. We are exploring and will continue to explore in the future new business initiatives, including in industries and markets in which we have limited or no experience, as well as new business models, that may be untested, including digital assets. Developing new businesses, initiatives and models requires significant investments of time and resources, and may present new and difficult technological, operational and compliance challenges. Particularly in the e-commerce space, we face various challenges while facilitating the convergence of online and offline retail and digitalization of offline business operations. Many of these challenges may be specific to business areas with which we do not have sufficient experience. Also, as we grow our direct sales businesses, we face new and increased risks, such as risks relating to inventory procurement and management, including failure to stock sufficient inventory to meet demands or additional costs or write-offs resulting from overstocking, supply chain management, accounts receivable and related potential impairment charges, as well as new and heightened regulatory requirements and increased liabilities to which we are subject as operators of direct sales businesses, including those relating to consumer protection, customs and permits and licenses, and allegations of unfair business practices. Failure to adequately address these and other risks and challenges relating to our direct sales business may harm our relationship with customers and consumers, adversely affect our business and results of operations and subject us to regulatory scrutiny or liabilities. We may encounter difficulties or setbacks in the execution of various growth strategies, and those strategies may not generate the returns we expect within the timeframe we anticipate, or at all. In addition, our overall revenue growth may slow, or our revenues may decline for other reasons, including increasing customer acquisition costs, increasing competition, disruptions to the global economy from pandemics, natural disasters or other events, as well as changes in the geopolitical landscape, government policies or general economic conditions. As our revenue grows to a higher base level, our revenue growth rate may slow in the future.

If we are unable to compete effectively, our business, financial condition and results of operations would be materially and adversely affected.

We face intense competition from established Internet companies, as well as from global and regional e-commerce players. These areas of our business are subject to rapid market change, the introduction of new business models, and the entry of new and well-funded competitors. Increased investments made and lower prices offered by our competitors may require us to divert significant managerial, financial and human resources to remain competitive, and ultimately may reduce our market share and negatively impact the profitability of our business.

Our ability to compete depends on several factors, some of which may be beyond our control, including alliances, acquisitions or consolidations within our industries that may result in stronger competitors, technological advances, shifts in customer preferences and changes in the regulatory environment in the markets we operate. Existing and new competitors may leverage their established platforms or market positions, or introduce innovative business models or technologies, to launch highly engaging content, products or services that may attract a large user base and achieve rapid growth, which may make it more challenging for us to acquire new customers and materially and adversely affect our business expansion and results of operations.

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

We expect to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions of businesses, technologies, services, products and other assets, as well as strategic investments, joint ventures, licenses and alliances. At any given time, we may be engaged in discussing or negotiating a range of these types of transactions. These transactions involve significant challenges and risks, including:

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

Our revenue and net income are impacted to a significant extent by economic conditions globally, as well as economic conditions specific to our business. The global economy, markets and levels of spending by businesses and consumers are influenced by many factors beyond our control, including pandemics and other natural disasters.

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

Our future success is significantly dependent upon the continued service of our key executives and other key employees, particularly in new business areas we are expanding into. If we lose the services of any member of management or key personnel, we may not be able to locate suitable or qualified replacements and may incur additional expenses to recruit and train new staff.

As our business develops and evolves, it may become difficult for us to continue to retain our employees. A number of our employees, including many members of management, may choose to pursue other opportunities outside of us. If we are unable to motivate or retain these employees, our business may be severely disrupted, and our prospects could suffer.

The size and scope of our ecosystem also requires us to hire and retain a wide range of capable and experienced personnel who can adapt to a dynamic, competitive and challenging business environment. We will need to continue to attract and retain experienced and capable personnel at all levels, including members of management, as we expand our business and operations. Our various incentive initiatives may not be sufficient to retain our management and employees. Demand for talent in our industry is intense, and the availability of suitable and qualified candidates is limited. Competing demand for qualified personnel could cause us to offer higher compensation and other benefits to attract and retain them. Even if we were to offer higher compensation and other benefits, there can be no assurance that these individuals will choose to join or continue to work for us. Any failure to attract or retain key management and personnel could severely disrupt our business and growth.

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

If the logistics service providers used by our merchants fail to provide reliable logistics services, our business and prospects, as well as our financial condition and results of operations, may be materially and adversely affected.

Interruptions to or failures in logistics services could prevent the timely or proper delivery of products to consumers, which would negatively impact on our competitive position as well as harm the reputation of our ecosystem and the businesses we operate. These interruptions or failures may be due to events that are beyond the control of any of these logistics service providers, such as inclement weather, natural disasters, the COVID-19 pandemic, other pandemics or epidemics, accidents, transportation disruptions, including special or temporary restrictions or closings of facilities or transportation networks due to regulatory or political reasons, or labor unrest or shortages. These logistics services could also be affected or interrupted by business disputes, industry consolidation, insolvency or government shutdowns. The merchants in our ecosystem may not be able to find alternative logistics service providers to provide logistics services in a timely and reliable manner, or at all. If the products sold by merchants in our ecosystem are not delivered in proper condition, on a timely basis or at shipping rates that are commercially acceptable to marketplace participants, our business and prospects, as well as our financial condition and results of operations could be materially and adversely affected.

Failure to deal effectively with any fraud perpetrated and fictitious transactions conducted in our ecosystem, and other sources of customer dissatisfaction, would harm our business.

Although we are implementing various measures to detect and reduce the occurrence of fraudulent activities in connection with other businesses we operate, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among our consumers, merchants and other participants. Additional measures that we take to address fraud could also negatively affect the attractiveness of our marketplaces and other businesses we operate to consumers or merchants. In addition, merchants in our marketplaces contribute to a fund to provide consumer protection guarantees. If our merchants do not perform their obligations under these programs, we may use funds that have been deposited by merchants in a consumer protection fund to compensate consumers. If the amounts in the fund are not sufficient, we may choose to compensate consumers for losses, although currently we are not legally obligated to do so. If, as a result of regulatory developments, we are required to compensate consumers, we will incur additional expenses. Although we have recourse against our merchants for any amounts we incur, there can be no assurance that we would be able to collect these amounts from our merchants.

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

Operators of e-commerce platforms are subject to certain provisions of consumer protection laws even where the operator is not the merchant of the product or service purchased by the consumer. In addition, if we do not take appropriate remedial action against merchants or service providers for actions, they engage in that we know, or should have known, would infringe upon the rights and interests of consumers, we may be held jointly liable for infringement alongside the merchant or service provider.

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

Risks Related to Digital Assets

We may lose our private keys to our digital wallets, causing a loss of all our digital assets.

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

A “hot wallet” refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in “cold” storage, but they are also more susceptible to hackers and other technical vulnerabilities. “Cold storage” refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our digital assets.

We generally plan to hold most of our digital assets in cold storage to reduce the risk of malfeasance; however, we may also use third-party custodial wallets and, from time to time, we may use hot wallets or rely on other options that may develop in the future. If we use a custodial wallet, there can be no assurance that such services will be more secure than cold storage or other alternatives. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict.

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

There is a risk that some or all our digital assets could be lost or stolen. Hackers or malicious actors may launch attacks to steal or compromise cryptocurrencies, such as by attacking the network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. Digital asset transactions and accounts are not insured by any type of government program and cryptocurrency transactions generally are permanent by the design of the networks. Certain features of digital asset networks, such as decentralization, the open-source protocols, and the reliance on peer-to-peer connectivity, may increase the risk of fraud or cyber-attack by potentially reducing the likelihood of a coordinated response.

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

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the digital assets from the transaction. While theoretically digital asset transactions may be reversible with the control or consent of a majority of processing power on the network, we do not now, nor is it feasible that we could in the future, possess sufficient processing power to affect this reversal.

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

The difficulty that many businesses that distribute digital assets, provide digital asset-related services or that accept digital assets as payment have and may continue to have in finding banks and financial institutions willing to provide them services may decrease the usefulness of cryptocurrencies as a payment system and harm public perception of cryptocurrencies. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses distributing digital assets, providing digital asset- related services or accepting digital assets as payment. This could occur because of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over-the-counter market and the Depository Trust Company. Such factors would have a material adverse effect on our business, prospects, financial condition, and operating results.

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

The SEC and its staff have taken the position that certain digital or “crypto” assets (which includes NFTs) fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff.

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

With respect to the securities status of an NFT that we propose to post to our platform, we will follow an internally developed model that will permit us to make a risk-based assessment regarding the likelihood that a particular NFT could be deemed a “security” within the meaning of the U.S. federal and/or state securities laws in determining if and how an NFT can be posted on our platform. This process will involve employees trained to identify the indicia of a “security” who will also work with outside legal counsel experienced in crypto asset regulatory matters to make a determination with respect to each NFT, or category of NFT, proposed to be posted on our platform. These processes and procedures are risk-based assessments and are not a legal standard or binding on regulators or courts. In the event an NFT or other digital asset is deemed by us, pursuant to the above analysis, to possess a reasonable likelihood of being deemed a security, we will (a) comply with applicable laws and regulations by forming, acquiring or engaging a licensed broker-dealer authorized to act as an trading system for those digital assets, or (b) transact in such digital assets offshore in a way that complies with applicable laws and regulations; or (c) not transact in the subject NFT. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that an NFT posted and sold on our platform is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of NFTs on our platform, we will only permit posting on our platform of those NFTs for which we determine there are reasonably strong arguments to conclude that the NFT is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to digital assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a posting determination does not guarantee any conclusion under the U.S. federal securities laws. We expect our risk assessment policies will continuously evolve to consider developments in case law, applicable facts, developments in technology, and changes in applicable regulatory schemes.

There can be no assurances that we will properly characterize any given NFT as a security or non-security for purposes of determining whether our platform will allow the posting of such NFT, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that NFTs offered or sold on our platform are securities, we would not be able to offer such NFTs until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an NFT posted and sold on our platform was a security may also result in us determining that it is advisable to remove NFTs from our platform that have similar characteristics to the NFT that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the NFT in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that purchased such NFTs on our platform and suffered losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in other similar NFTs, which could negatively impact our business, operating results, and financial condition.

We are subject to payment-related regulations and risks.

We may provide regulated services in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we may provide services to third parties to facilitate payments on their behalf. In these jurisdictions, we may be subject to requirements for licensing, regulatory inspection, bonding and capital maintenance, the use, handling, and segregation of transferred funds, consumer disclosures, and authentication. We are also subject to, or voluntarily comply with, several other laws and regulations relating to payments, money laundering, international money transfers, know-your-customer requirements (KYC), privacy and information security, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties or forced to cease providing certain services.

The uncertain application of a myriad of state and federal laws to our NextPlat Digital business may expose us to regulatory enforcement and civil or criminal sanction should a legal authority determine that our approach to compliance is inadequate or inappropriate.

The legal status of NFTs under a myriad of state and federal laws and regulatory regimes (including without limitation, securities, banking, and commodities laws) is highly uncertain and unresolved, and the applicability of various of those regimes to any NFTs that we may propose to post on our platform is also unresolved. Our creation and operation of NextPlat Digital will present several new regulatory and legal compliance obligations for the Company, including the potential need to comply with “Know Your Customer” (“KYC”) rules and custom and practice, as well as with the applicable Anti-Money Laundering laws and regulations (“AML”) and Combating the Financing of Terrorism (“CFT”), among others. As a result of the uncertain legal status of digital assets we may have legal exposure for our failure to adequately comply with legal regimes that are known to us. In addition, governmental agencies may seek to apply laws to our NextPlat Digital business that we believe are inapplicable and may seek sanctions relating to our alleged failure to comply with those laws.

Our transaction of digital asset business involving the use of crypto wallets and cryptocurrencies may expose us to allegations of violation of applicable KYC, AML and CFT and other compliance requirements.

When onboarding new users, we intend to utilize third-party tools to proactively screen for high-risk crypto wallets, including explicitly sanctioned addresses and addresses associated with sanctioned entities. The applicable legal requirements and our compliance obligations will vary depending on the nature of the client, the service or product provided and jurisdiction. For example, if we engage, form or acquire a broker dealer to post, trade or sell NFTs or other digital assets that are securities, we will attempt to fully comply with all applicable KYC, AML and CFT compliance requirements. Given the substantial legal uncertainties that may presented by those laws and given the informational constraints presented by crypto wallets we may be exposed to regulatory enforcement and civil or criminal sanction, as well as to claims asserting civil liability.

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

Generally, there is no registry showing which individuals or entities own a digital asset or the quantity that is owned by any person or entity. There are no regulations in place that would prevent a large holder of a digital asset from selling it. To the extent such large holders engage in large-scale sales or distributions, either on non-market terms or in the ordinary course, it could negatively affect the market for the digital asset and result in a reduction in the price. This, in turn, could materially and adversely affect the price of our stock, our business, prospects, financial condition, and operating results.

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

Currently we do not have operations in China. However, as our e-commerce business expands, we expect to market our products and services in China, and perhaps establish operations in China at a future time, all of which would expose our business, prospects, financial condition and results of operations to an increasingly significant extent to political, economic and social conditions in China generally.

The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned or controlled by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and in various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations.

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

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC judicial and administrative authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of a judicial or administrative proceeding than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered and could materially and adversely affect our business and the results of operations.

Furthermore, the PRC legal system is based, in part, on government policies and internal rules, some of which are not published in a timely manner, or at all, but which may have retroactive effect. As a result, we may not always be aware of any potential violation of these policies and rules. Such unpredictability regarding our contractual, property (including intellectual property) and procedural rights could adversely affect our business and impede our ability to continue our operations.

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

Fluctuations in exchange rates could have a material and adverse effect on the results of our operations and the value of your investment.

The conversion of Renminbi, the official currency of China, into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China. The Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. The value of Renminbi against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, among other things. We cannot assure you that Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC, or U.S. government policy may impact the exchange rate between Renminbi and the U.S. dollar in the future.

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

You will experience future dilution because of future equity offerings.

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

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment in the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

The ability of our Board of Directors to issue additional stock may prevent or make certain transactions more difficult, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 3,333,333 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to affect a takeover or otherwise gain control of the Company. The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

Our common stock and warrants are thinly traded and there can be no assurance that a more active public market will ever develop. Failure to develop or maintain an active trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

Our common stock and Warrants are listed on Nasdaq but there can be no assurance that an active trading market will develop for our shares and Warrants. Should we fail to satisfy the Nasdaq continued listing standards, the trading price of our common stock could suffer and the trading market for our common stock and warrants may be less liquid, and our common stock price and warrant price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock and warrants.

The provisions of our Nasdaq listed Warrants could discourage the acquisition of us by a third party.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any statutory holding period under Rule 144, or issued upon the conversion of preferred stock or exercise of warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property.

On December 2, 2021, the Company entered into a 62-month lease for 4,141 square feet of office space in Florida, for $186,345 annually. The rent increases 3% annually. The lease commenced upon occupancy on June 13, 2022, and will expire on August 31, 2027.

For our facilities in Poole, England, we rent office and warehouse space of approximately 2,660 square feet for £30,000 annually or approximately USD $40,000, based on a yearly average exchange rate of 1.3269 GBP:USD. The Poole lease was renewed on October 6, 2022, and will expire October 31, 2023.

We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3. Legal Proceedings.

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed compensation payable under his June 2, 2021 employment agreement. The Company’s position is that Mr. Seifert is not owed any additional compensation relating to his prior service with the Company or arising under any employment agreement. The Company and Mr. Seifert are currently engaged in litigation over the matter of his employment and termination. The Company believes it has adequate defenses to Mr. Seifert’s claims and has asserted affirmative claims for relief against Mr. Seifert including, but not limited to, breach of the employment agreement, breach of his fiduciary duties, fraud in the inducement in connection with the employment agreement, fraudulent misrepresentation, and constructive fraud. A detailed recitation of the Company’s factual allegations supporting these claims can be found in the Company’s Second Amended Complaint, filed June 21, 2022. The Company does not expect to seek substantial monetary relief in the litigation. This dispute is pending before the District Court for the Southern District of Florida under Case No. 1:21-cv-22436-DPG.

On July 5, 2022, Mr. Seifert moved to dismiss NextPlat’s Second Amended Complaint, and filed a Counterclaim against the Company and its Chief Executive Officer, Charles M. Fernandez. In his Counterclaim, Mr. Seifert seeks legal remedies in connection with the Company’s June 22, 2021, termination of his employment. Mr. Seifert also claims Retaliatory Discharge under Florida’s Private Whistleblower Act, Defamation, and Negligent Misrepresentation.

The Company, joined by Mr. Fernandez, moved to dismiss Mr. Seifert’s Counterclaim on July 25, 2022. Mr. Seifert filed a Response in Opposition on August 8, 2022, and on August 15, 2022, the Company filed a Reply in Support of its Motion to Dismiss.

On January 9, 2023, the United States Magistrate Judge entered a Report and Recommendation on the Parties Motions to Dismiss. The Magistrate granted in part and denied in part both Motions. A Status Conference is scheduled for April 2023. The court has not ruled on the report and recommendation and has not entered an order on either parties’ motion to dismiss.

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. Other than the matter described above, the Company is not currently involved in any pending legal proceeding or litigation, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition and operating results.

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

Holders of Common Equity

As of March 30, we had 14,441,025 shares of our common stock issued and outstanding held by approximately 495 stockholders of record.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

See Part III, Item 12 to this Annual Report on Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.

The following table summarizes information, as of December 31, 2022, relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Equity compensation plans 2020 Incentive Plan	523,000	$1.23	600
Equity compensation plans 2021 Incentive Plan	170,000	$2.58	1,378

Equity compensation plans not approved by security holders:
2018 Incentive Plan	3,083	$11.25	1,333
Equity compensation issued pursuant to individual compensation arrangements	1,423,618	$3.05	-
Total	2,119,701	$2.78	3,311

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

Some or all the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the Risk Factors which appear in our filings and reports made with the Securities and Exchange Commission (the “SEC”), our lack of working capital, the value of our securities, the impact of competition, the continuation or worsening of current economic conditions, technology and technological changes, a potential decrease in consumer spending and the condition of the domestic and global credit and capital markets. Additionally, these forward-looking statements are presented as of the date this Form 10-K is filed with the SEC. We do not intend to update any of these forward-looking statements.

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

Overview

Leveraging the e-commerce experience of the Company’s management team and the Company’s existing e-commerce platforms, the Company has embarked upon the rollout of a state-of-the-art e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue, which we expect will become the focus of the Company’s business in the future. Historically, the business of NextPlat has been the provision of a comprehensive array of Satellite Industry communication services, and related equipment sales. As detailed in Online Storefronts and E-Commerce Platforms below, the Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts such as Alibaba, Amazon and Walmart. These e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. NextPlat has announced its intention to broaden its e-commerce platform and is implementing comprehensive systems upgrade to support this initiative. The Company has also begun the design and development of a next generation platform for digital assets built for Web3 (an internet service built using decentralized blockchains). This new platform (“NextPlat Digital”) is currently in the design and development phase and will enable the use of a range of digital assets, such as non-fungible tokens (“NFTs”), in e-commerce and in community-building activities.

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

Irrespective of a particular NFT’s status as a security, we will need to assess whether we needed to comply with other applicable regulations and laws (including but not limited to AML and CFT regulations). If we are deemed to be involved in the exchange or transmission of value that substitutes for currency, or fall under other evolving requirements, we may be deemed to be a “money transmitter” and will be subject to AML and CFT regulations. Depending on the attributes of an NFT, the manner in which it is marketed, and the nature of the clientele, we could be subject to other legal and regulatory regimes as well. We will endeavor to comply with all applicable laws in connection with our NextPlat Digital business, but the uncertain application of those laws to our proposed business may create a substantial risk to the Company.

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

In determining to engage in transactions in an NFT, we will attempt to comply with all applicable laws. However, given the substantial legal uncertainties that may be presented by those laws and given the informational constraints presented by crypto wallets we may not be successful in our efforts. Consequently, we may be exposed to regulatory enforcement and civil or criminal sanction should a legal authority determine that our approach is inadequate or inappropriate, as well as to claims asserting civil liability. Moreover, governmental agencies may seek to apply laws to our NextPlat Digital business that we believe are inapplicable and may seek sanctions relating to our alleged failure to comply with those laws.

December 2022 Private Placement of Common Stock

On December 9, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the sale by the Company in a private placement of 4,575,429 units, each unit comprising (i) one share of the Company’s common stock, and (ii) one warrant to purchase one share of common stock. The offering price of the units was $1.75 per unit. The warrants included in the units are exercisable at a price of $1.75 per share and expire three years from the date of issuance.

The offering closed on December 14, 2022, and the Company received gross proceeds of approximately $8.0 million for the units. The Company intends to use the proceeds from the offering for working capital needs, potential acquisitions, joint ventures, and ongoing business transition activities.

In connection with the offering, the Company entered into a registration rights agreement, pursuant to which, among other things, the Company will prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement to register for resale the shares of Common Stock sold in the offering and the shares of Common Stock underlying the Warrants, within 15 calendar days and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter.

The securities offered and sold in the December Offering were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

The terms of the transaction disclosed above, including the provisions of the securities purchase agreement and registration rights agreement, were approved by the Board of Directors and because some of the securities were offered and sold to officers and directors of the Company, such terms were separately reviewed and approved by the Audit Committee of the Board of Directors.

Investment in Progressive Care Inc.

On August 30, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Progressive Care, Inc. (OTCQB: RXMD) (“Progressive”), which subsequently closed on September 2, 2022. We purchased a non-controlling interest with a view to enhancing our product and services offerings. Progressive is a Florida health services organization and provider of Third-Party Administration (TPA), data management, COVID-19 related diagnostics and vaccinations, 340B contracted pharmacy services, prescription pharmaceuticals, compounded medications, provider of tele-pharmacy services, the sale of anti-retroviral medications, medication therapy management (MTM), the supply of prescription medications to long-term care facilities, and health practice risk management. Our Chairman, Charles Fernandez, was appointed as the Chief Executive Officer of Progressive in November 2022 along with our Board member, Mr. Rodney Barreto, who was appointed to serve as Vice Chairman of Progressive’s board of directors. Our holdings in Progressive include preferred stock, common stock, warrants and convertible debt, and we currently account for it using the equity method. In addition, we have extended an equity line of credit to Progressive. Through conversion of our convertible debt and warrants as well as via securities issuances that would result from utilization of the equity line of credit, we are able to own more than 50% of the voting equity securities of Progressive should we choose to do so. We have determined to use our ownership of the above securities to assert control over Progressive; and we are in the process of assessing whether we should take steps to obtain further control of Progressive and/or integrate Progressive’s business with our own; or whether we should maintain it as a separate business.

The September 2, 2022, transaction with Progressive included the purchase of 3,000 newly issued units of securities from Progressive at a price per Unit of $2,000 for an aggregate purchase price of $6 million (the “Unit Purchase”). Each Unit consists of one share of Series B Convertible Preferred Stock of Progressive (“Series B Preferred Stock”) and one warrant to purchase a share of Series B Preferred Stock (“RXMD Warrants”).

Each share of Series B Preferred Stock votes as a class with the common stock of Progressive Care and has 500 votes per share. Likewise, each share of Series B Preferred Stock is convertible into 500 shares of Progressive common stock. In addition, the Series B Preferred Stock has a liquidation and dividend preference. The RXMD Warrants have a five-year term, and are immediately exercisable, in whole or in part, and contain cashless exercise provisions. Each Warrant is exercisable at $4.00 per share of Series B Preferred Stock.

Following the consummation of the Unit Purchase, our Chairman and Chief Executive Officer, Charles M. Fernandez, and our board member, Rodney Barreto, were appointed to Progressive’s Board of Directors, with Mr. Fernandez appointed to serve as Chairman of Progressive’s Board of Directors and Mr. Barreto appointed to serve as a Vice Chairman of Progressive’s Board of Directors. On November 11, 2022, the Progressive Board of Directors elected Mr. Fernandez to serve as the Chief Executive Officer of Progressive Care.

In addition, on September 2, 2022, NextPlat, Charles Fernandez, Rodney Barreto and certain other purchasers purchased from Iliad Research and Trading, L.P. (“Iliad”) a Secured Convertible Promissory Note, dated March 6, 2019, made by Progressive to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.79 million. The aggregate purchase price paid to Iliad for the Note was $2.3 Million of which NextPlat contributed $1.0 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”).

In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with Progressive Care. Pursuant to the Debt Modification Agreement, the interest rate under the Note was reduced from 10% to 5% per annum and the maturity date was extended to May 31, 2027. In addition, the conversion price under the note was changed to $0.02 per share of Common Stock. Pursuant to the Debt Modification Agreement, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note have the right, exercisable at any time, to redeem all or any portion of the Note. The Debt Modification Agreement also provides that the Note will automatically convert upon the later to occur of: (a) the completion by Progressive of a reverse stock split, and (b) the listing of Progressive’s common stock on a national exchange. In consideration of the concessions in the Debt Modification Agreement, Progressive issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Charles Fernandez and Rodney Barreto, received 45,653, 18,261, and 18,261 shares, respectively, in each case after giving effect to a 1-for-200 reverse stock split enacted by Progressive Care on December 30, 2022.

On November 16, 2022, NextPlat Corp (NASDAQ: NXPL, NXPLW) (the “Company” or “NextPlat”) entered into a Securities Purchase Agreement (the “SPA”) with Progressive (OTCQB: RXMD), pursuant to which the Company has agreed to purchase, from time to time during the three year term of the SPA, up to an aggregate of $10.0 million of secured convertible debentures from Progressive (the “Debentures”). Pursuant to the SPA, all purchases of the Debentures will be made at the Company’s sole election and the proceeds from each purchase will be used by Progressive only as approved by the Company’s Board of Directors. Until used, the proceeds from each purchase of Debentures will be deposited in a controlled account. If and when the Company elects to purchase Debentures under the SPA, the minimum principal amount that can be purchased at any time is $1.0 million.

In addition, at the closing of each purchase under the SPA, the Company and Progressive will enter into a Registration Rights Agreement (each, a “Registration Rights Agreement”) pursuant to which Progressive will agree to register the shares of Progressive common stock issuable upon conversion in full of the Debentures purchased by the Company at such closing.

In accordance with the form of Debenture to be used for each purchase under the SPA, each Debenture will be convertible at any time, upon the Company’s election, to shares of Progressive’s common stock at a conversion price of $6.0 per share (on a post-split bases and may be further adjusted from time to time for share dividends, share splits, reverse share splits, etc.). In addition, each Debenture will mature on the third anniversary of its issuance and bear interest at 5.0% per annum, payable quarterly. At the Company’s election, interest can be paid in cash, shares of Progressive’s common stock, or some combination thereof. Progressive has the right to prepay the Debenture at any time provided that it gives the Company seven (7) business days advance written notice, during which time the Company could elect to convert the Debenture to Progressive common stock. Upon the prepayment of a Debenture, Progressive will pay the Company an amount equal to the sum of: (i) all outstanding principal under such Debenture, plus (ii) all accrued and unpaid interest under such Debenture through the prepayment date, multiplied by (iii) 110%. While amounts are outstanding under a Debenture, Progressive will be subject to certain restrictive covenants, including with respect to the incurrence of indebtedness, the imposition of liens on Progressive’s assets, changes to the Progressive’s organization documents, etc.

In connection with the SPA, on November 16, 2022, the Company entered into a Security Agreement (the “Security Agreement”) with Progressive and its subsidiaries, Touchpoint RX, LLC, a Florida limited liability company (“Touchpoint”), Family Physicians RX, Inc., a Florida corporation (“FPRX”), and ClearMetrX Inc., a Florida corporation (“ClearMetrX” and collectively with Progressive, Touchpoint and FPRX, the “Borrower Parties”). Pursuant to the Security Agreement, the Borrower Parties granted the Company a security interest in all of their respective assets to secure Progressive’s obligations under the Debentures.

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

Enterprise Resource Planning System (ERP)

On April 1, 2022, the Company commenced its implementation of an enterprise resource planning “ERP” system, to replace our legacy business applications. The new ERP platform provides better support for our changing business needs and plans for future global growth. The project includes software, external implementation assistance, testing, training, and support. For the year ended December 31, 2022, 19.2% or approximately $86,000 of the cost was expensed in the period incurred to SG&A and 80.8% or approximately $362,000 was capitalized and depreciated over its useful life. On January 1, 2023, the Company completed its implementation process.

On June 22, 2022, the Company formed NextPlat B.V., a Netherlands limited liability company, as a wholly-owned subsidiary. At present, NextPlat B.V., has no active operations.

Distribution of Our Products Through Alibaba

On July 13, 2021, we announced that our Global Telesat Communications (“GTC”) unit has entered into an agreement with Alibaba.com, the B2B (Business-to-Business) e-commerce website owned and operated by Alibaba Group Holding Limited, also known as Alibaba Group (NYSE: BABA; HKEX: 9988), a Chinese multinational technology company specializing in e-commerce, retail, internet, and technology. GTC is a Gold-level Supplier on Alibaba.com, the world’s largest Business-to-Business (B2B) e-commerce website. Under the agreement, GTC significantly expanded its 24/7/365 e-commerce presence with the launch of its latest global storefront on Alibaba.com on which it offers a range of satellite IoT and connectivity products. These will include our specialized satellite tracking products, some of which operate using the Company’s many ground station-based network processors and can be used to track and monitor the location of cars, trucks, trailers, boats, containers, animals, and other remote assets. Although we currently have a limited range of products available through the Alibaba storefront due to supply chain constrictions, we plan to ultimately have up to 500 products and connectivity services available on Alibaba.com. The agreement will continue a year-to-year basis.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include the following:

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation. (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issues to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ADU expands the scope of ASC 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, also includes share-based payments issues to non-employees for goods and services. Consequently, the accounting for share-based payment to non-employees and employees will be substantially aligned. This standard will be effective for the financial statements issues by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management adopted this standard on January 1, 2019.

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of the fair value using the option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, and common stock and options issued for services, receivables, the useful lives of property and equipment, and intangible assets, the estimate of the fair value of the lease liability and related right of use assets and the estimates of the valuation allowance on deferred tax assets.

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

The relevant translation rates are as follows: for the year ended December 31, 2022, closing rate at 1.2098 US$: GBP, yearly average rate at 1.2369 US$: GBP for the year ended December 31, 2021, closing rate at 1.3534 US$: GBP, yearly average rate at 1.3750 US$: GBP

For the year ended December 31, 2022, GTC represents 72.5% of total company sales and as such, currency rate variances have an impact on results. The net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.2369 to 1.3751. Had the yearly average rate remained, sales would have been higher by approximately $953,000. GTC comparable sales in GBP, its home currency, increased 77.9% or approximately £3.0 million, from approximately £3.9 million to approximately £6.9 million for the year ended December 31, 2022, as compared to December 31, 2021.

For the year ended December 31, 2021, GTC represents 68.8% of total company sales and as such, currency rate variances have an impact on results. The net effect on revenues were impacted by the differences in exchange rate from yearly average exchange of 1.2866 to 1.3750. Had the yearly average rate remained, sales would have been lower by approximately $459,000. GTC comparable sales in GBP, its home currency, increased 34.0% or £984,000, from £2.9 million to £3.9 million for the year ended December 31, 2021, as compared to December 31, 2020.

Results of Operations

Net Revenue. For the years ended December 31, 2022, and 2021, revenues generated were approximately $11.7 million and approximately $7.7 million, an increase of approximately $4.0 million or 51.3%. Revenues were derived primarily from the sales of satellite phones, locator beacons, IoT GPS trackers, terminals, accessories and additional and recurring airtime plans. Comparable sales for Orbital Satcom Corp increased to approximately $3.2 million from approximately $2.4 million or an increase of approximately $825,000 or 34.2%. Comparable sales for GTC increased to approximately $8.5 million from approximately $5.3 million, or an increase of approximately $3.2 million or approximately 60.1%. The overall sales increase is attributable to increased sales through Amazon storefronts and product selections, which constituted 54.3% and 63.6% of our total sales for the years ended December 31, 2022, and 2021, respectively.

Approximately 54.3% of our products are sold on Amazon and are subject to Amazon’s terms of service and various other Amazon seller policies that apply to third parties selling products on Amazon’s marketplace. Amazon’s terms of service provide, among other things, that it may terminate or suspend its agreement with any seller or any of its services being provided to a seller at any time and for any reason. In addition, if Amazon determines that any seller’s actions or performance, including ours, may result in violations of its terms or policies, or create other risks to Amazon or to third parties, then Amazon may in its sole discretion withhold any payments owed for as long as Amazon determines any related risk to Amazon or to third parties persist. Further, if Amazon determines that any seller’s, including our, accounts have been used to engage in deceptive, fraudulent or illegal activity, or that such accounts have repeatedly violated its policies, then Amazon may in its sole discretion permanently withhold any payments owed. In addition, Amazon in its sole discretion may suspend a seller account and product listings if Amazon determines that a seller has engaged in conduct that violates any of its policies. Any limitation or restriction on our ability to sell on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. We also rely on services provided by Amazon’s fulfillment platform which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. Any inability to market our products for sale with delivery could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

Cost of Sales. During the years ended December 31, 2022, and 2021, cost of sales increased to approximately $9.2 million compared to approximately $5.9 million for the year ended December 31, 2021, an increase of approximately $3.3 million or 56.8%. We expect our cost of revenues to increase during fiscal 2023 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time, to estimate the amount of the expected increases. Gross profit margins during the year ended December 31, 2022, and 2021 were 21.2% and 24.0%, respectively. The decrease in margin was attributable due to significant increases in the cost of inventory and freight, an increase in sales to distributors which attract lower percentage profits, as well as, selling some items at a discounted rate to charities for use in Ukraine.

Operating Expenses. Total operating expenses for the year ended December 31, 2022 were approximately $9.7 million, an increase of approximately $1.2 million, or 14.7%, from total operating expenses for the year ended December 31, 2021, of approximately $8.5 million. Factors contributing to the increase are described below.

Selling, general and administrative expenses were approximately $5.1 million for both years ended December 31, 2022 and 2021, respectively. Stock based compensation decreased approximately $785,000 which was offset by increases in information technology expense, insurance, rent, marketing, travel and variable expenses which increase with sales.

Salaries, wages and payroll taxes were approximately $2.6 million and $1.8 million for the years ended December 31, 2022, and 2021, respectively, representing an increase of approximately $726,000, or 39.5%. The increase is a result of executive management additions and an increase in personnel.

Professional fees were approximately $1.6 million and $1.2 million for the years ended December 31, 2022, and 2021, respectively, representing an increase of approximately $354,000 or 29.6%. The increase in professional fees were primarily due to an increase in legal, accounting and public company expenses of approximately $479,000, an increase in director fees of approximately $99,000, associated with the two additional independent directors offset by a reduction to the current director fee structure, decrease in other professional fees of approximately $224,000, related to capital raising efforts.

Depreciation and amortization expenses were approximately $490,000 and $317,000 for the years ended December 31, 2022 and 2021, respectively, representing an increase of approximately $173,000, or 54.5%. The increase was attributable to fixed asset additions.

We expect our expenses in each of these areas to continue to increase during fiscal 2023 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were approximately $132,000 and $1.5 million during the years ended December 31, 2022, and 2021, respectively, representing a decrease of approximately $1.4 million or 91.1%. The decrease was attributable to the Company’s decrease in interest expense of approximately $1.4 million related to convertible notes payable.

Net Loss Before Income Tax & Equity of Affiliate. We recorded a net loss before income tax and equity net loss of affiliate of approximately $7.3 million and $8.1 million for the years ended December 31, 2022 and 2021, respectively. The increase is a result of the factors as described above.

Provision for Income Taxes and Income Tax Expense. For the years ended December 31, 2022, and 2021, the Company recorded income tax expense of $87,000 and $0, respectively.

Equity in Net Losses of Affiliate. We recorded a net loss in equity of affiliate of approximately $1.7 million for the year ended December 31, 2022. See Note 7 – Equity Method Investment in Progressive Care Inc. and Subsidiaries. For the year ended December 31, 2021, there were no losses or income.

Net Loss. We recorded net loss of approximately $9.2 million and $8.1 million, for the years ended December 31, 2022 and 2021, respectively. The increase is a result of the factors as described above.

Comprehensive Loss. We recorded a (loss) gain for foreign currency translation adjustments for the year ended December 31, 2022, and 2021 of approximately ($44,000) and $46,000, respectively. The fluctuations of the increase/decrease are primarily attributable to exchange rate variances. Comprehensive loss for the year ended December 31, 2022 and 2021, was approximately $9.2 million and $8.1 million, respectively.

Liquidity and Capital Resources

Since inception, we have incurred and continue to incur significant losses from operations. Historically, cash flow from operations has not been sufficient to further the growth of the Company’s core business. The combined proceeds from the June 2021 Offering of approximately $16.6 million, January 2022 Offering of approximately $7.2 million and December 2022 Offering of approximately $8.0 million provide sufficient cash resources for the Company to meet its operating needs. Furthermore, the available cash resources permit investment to expand existing business, investments in expanding our e-commerce platforms, and the development of digital asset initiatives. Should these initiatives and results from operations not prove successful, we will need to raise additional capital through debt facilities, and/or public or private equity or debt financings to continue operations. The Company can provide no assurance as to the successful conclusion of the financings.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2022, we had a cash balance of approximately $18.9 million and working capital is approximately $19.2 million. We reported a net increase in cash for the year ended December 31, 2022, as compared to December 31, 2021, of approximately $1.6 million primarily as a result of net cash proceeds received from the January 2022 and December 2022 Offering, and offset by the investment in Progressive Care, Inc. during the third quarter of 2022.

We believe that our existing working capital and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs for the next twelve months.

Our current assets on December 31, 2022, increased 9.3% to approximately $21.2 million, from approximately $19.4 million or an increase of approximately $1.8 million, from December 31, 2021. The increases included cash of approximately $1.6 million, net accounts receivable of approximately $34,000, inventory of approximately $267,000, unbilled revenue of $41,000, offset by decreases in VAT receivable of approximately $59,000, prepaid expenses current portion of approximately $51,000, and other current assets of approximately $49,000.

Our current liabilities on December 31, 2022, decreased to approximately $2.1 million from $2.8 million for a decrease of approximately $722,000, or 26.0% from December 31, 2021. The decrease is primarily related to the stock subscription payable of approximately $1.4 million, applied towards the January 5, 2022, private placement of common stock, of approximately $7.2 million.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2022 amounted to approximately $3.6 million and were attributable to our net loss of approximately $9.2 million, offset by depreciation expense of approximately $465,000, amortization of intangible asset of approximately $25,000, right of use asset of approximately $106,000, write-off of website development costs of approximately $43,000, share of loss from equity method investment of approximately $1.7 million, stock-based compensation related to the fair value of options granted of approximately $823,000, and stock-based compensation related to issuance of restricted stock awards of approximately $2.2 million. Changes in operating assets and liabilities were reflected by increases in accounts receivable of approximately $34,000, unbilled revenue of approximately $41,000, inventory of approximately $267,000, lease liabilities of approximately $101,000, contract liabilities of $350, and offset by increases in prepaid and other current assets of approximately $101,000, VAT receivable of approximately $59,000, provision for income taxes of approximately $37,000, and accounts payable and accrued expenses of approximately $455,000.

Net cash flows used in operating activities for the year ended December 31, 2021 amounted to approximately $4.1 million and were attributable to our net loss of approximately $8.1 million and gain from debt extinguishment of approximately $21,000, offset by depreciation and amortization expense of approximately $317,000, right of use asset of approximately $33,000, amortization of intangible asset of approximately $25,000, amortization of debt discount of convertible debt of approximately $1,4 million, stock-based compensation related to the fair value of options granted of approximately $1.3 million and stock-based compensation related to issuance of restricted stock awards of approximately $2.5 million. Changes in operating assets and liabilities were reflected by increases in accounts receivable of approximately $173,000, unbilled revenue of approximately $25,000, inventory of approximately $658,000, prepaid and other current assets of approximately $166,000, VAT receivable of approximately $491,000, and lease liabilities of approximately $33,000, and offset by increases in accounts payable and accrued expenses of approximately $11,000, provision for income taxes of approximately $38,000, and contract liabilities of $61.

Investing Activities

Net cash flows used in investing activities were approximately $7.7 million and $229,000 for the years ended December 31, 2022, and 2021, respectively. For the year ended December 31, 2022, we purchased equipment, capitalized software and website development for approximately $716,000. On September 2, 2022, we purchased an equity method investment of $7,000,000, see Note 7. For the year ended December 31, 2021, we purchased equipment, capitalized software and website development for approximately $229,000.

Financing Activities

Net cash flows provided by financing activities were approximately $13.0 million and $20.8 million for the years ended December 31, 2022, and 2021, respectively. During the year ended December 31, 2022, we had net proceeds from the January 2022 Offering of approximately $5.6 million, and the December 2022 Offering of approximately $7.5 million, which was offset by repayments from; coronavirus loan of approximately $60,000 and repayments to related party payable of approximately $7,000. During the year ended December 31, 2021, we had proceeds from convertible notes payable of $350,000, the June 2021 Offering of approximately $14.1 million, warrant exercise of approximately $4.6 million, and over-allotments of common stock and warrants of approximately $2.0 million, proceeds from options exercise of $5,000, which was offset by repayments from notes payable for approximately $122,000, coronavirus loan of approximately $28,000 and repayments to related party payable of approximately $67,000.

Recent Financing Activities

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

December 2022 Private Placement of Common Stock

On December 9, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the sale by the Company in a private placement of 4,575,429 units, each unit comprising (i) one share of the Company’s common stock, and (ii) one warrant to purchase one share of common stock. The offering price of the units was $1.75 per unit. The warrants included in the units are exercisable at a price of $1.75 per share and expire three years from the date of issuance.

The offering closed on December 14, 2022, and the Company received gross proceeds of approximately $8.0 million for the units. The Company intends to use the proceeds from the offering for working capital needs, potential acquisitions, joint ventures, and ongoing business transition activities.

In connection with the offering, the Company entered into a registration rights agreement, pursuant to which, among other things, the Company will prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement to register for resale the shares of Common Stock sold in the offering and the shares of Common Stock underlying the Warrants, within 15 calendar days and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter.

The securities offered and sold in the December Offering were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

The terms of the transaction disclosed above, including the provisions of the securities purchase agreement and registration rights agreement, were approved by the Board of Directors and because some of the securities were offered and sold to officers and directors of the Company, such terms were separately reviewed and approved by the Audit Committee of the Board of Directors.

Investment in Progressive Care Inc.

On September 2, 2022, we closed a transaction with Progressive, pursuant to which we purchased 3,000 newly issued units of securities from Progressive (the “Units”) at a price per Unit of $2,000 for an aggregate purchase price of $6.0 million (the “Unit Purchase”). Each Unit consists of one share of Series B Convertible Preferred Stock of Progressive (“Series B Preferred Stock”) and one warrant to purchase a share of Series B Preferred Stock (“RXMD Warrants”).

Each share of Series B Preferred Stock votes as a class with the common stock of Progressive and has 500 votes per share. Likewise, each share of Series B Preferred Stock is convertible into 500 shares of Progressive common stock. In addition, the Series B Preferred Stock has a liquidation and dividend preference. The RXMD Warrants have a five-year term, and are immediately exercisable, in whole or in part, and contain cashless exercise provisions. Each Warrant is exercisable at $2,000 per share of Series B Preferred Stock.

Following the consummation of the Unit Purchase, our Chairman and Chief Executive Officer, Charles M. Fernandez, and our board member, Rodney Barreto, were appointed to Progressive’s Board of Directors, with Mr. Fernandez appointed to serve as Chairman of Progressive’s Board of Directors and Mr. Barreto appointed to serve as a Vice Chairman of Progressive’s Board of Directors. On November 11, 2022, the Progressive Board of Directors elected Mr. Fernandez to serve as the Progressive’s Chief Executive Officer.

In addition, on September 2, 2022, NextPlat, Charles Fernandez, Rodney Barreto and certain other purchasers purchased from Iliad Research and Trading, L.P. (“Iliad”) a Secured Convertible Promissory Note, dated March 6, 2019, made by Progressive to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.79 million. The aggregate purchase price paid to Iliad for the Note was $2.3 Million of which NextPlat contributed $1.0 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”).

In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with Progressive. Pursuant to the Debt Modification Agreement, the interest rate under the Note was reduced from 10% to 5% per annum and the maturity date was extended to May 31, 2027. In addition, the conversion price under the note was changed to $0.02 per share of Common Stock. Pursuant to the Debt Modification Agreement, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note have the right, exercisable at any time, to redeem all or any portion of the Note. The Debt Modification Agreement also provides that the Note will automatically convert upon the later to occur of: (a) the completion by Progressive Care of a reverse stock split, and (b) the listing of Progressive’s common stock on a national exchange. In consideration of the concessions in the Debt Modification Agreement, Progressive issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Charles Fernandez and Rodney Barreto, received 45,653, 18,261, and 18,261 shares, respectively, in each case after giving effect to a 1-for-200 reverse stock split enacted by Progressive Care on December 30, 2022.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Consistent with the rules applicable to “Smaller Reporting Companies” we have omitted information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements and supplementary data, together with the report of RBSM LLP, independent registered public accounting firm, are included in Part IV (see pages F-1 through F-33) of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Controls.

Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2022, our internal control over financial reporting is effective under those criteria.

Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules from the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders (the “2023 Proxy Statement”) and is incorporated herein by reference.

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

No director is related to any other director or executive officer of our Company or our subsidiaries, and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Item 11. Executive Compensation

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.

(3)	Exhibits

Exhibit No.	Description

1.1	Placement Agency Agreement dated December 9, 2022, by and between the Company and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022).

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014).

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014).

3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2016).

3.4	Certificate of Change to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021).

3.5	Certificate of Amendment of the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

4.1*	Description of NextPlat Corp’s Securities Registered Under Section 12 of the Exchange Act. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

4.3	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

4.5	Form of Warrant Agreement issued in offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022)

4.6	Form of Placement Agent Warrant Agreement issued in offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022)

10.1	Form 7% Convertible Promissory Note (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.2	Form Note Purchase Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.3+	David Phipps Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.4+	Thomas Seifert Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.5+	2020 Equity Incentive Plan (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 31, 2021).

10.6	Form Note Purchase Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 4, 2020).

10.7	Form 6% Convertible Promissory Note (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 4, 2020).

10.8	Debenture by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.9	Coronavirus Business Interruption Loan Agreement by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.10	Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated August 21, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 27, 2020).

Exhibit No.	Description

10.11	Form of Option Agreement (Incorporated by reference to Form 10-K, filed with the Securities and Exchange Commission on March 29, 2019)

10.12	Convertible Promissory Note by and between Orbital Tracking Corp. and Power Up Ltd., dated January 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2019).

10.13	Form of Share Note Exchange Agreement by and between Orbital Tracking Corp and certain holders of the Company’s preferred stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.14	Form of 6% Promissory Note dated April 30, 2019, by and between Orbital Tracking Corp and certain holders of the Company’s preferred stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2019).

10.15	Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated May 13, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.16	Amendment to Note Purchase Agreement by and among the Company and the lenders set forth on the lender schedule to the Note Purchase Agreement dated May 13, 2019. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.17	Form 7% Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.18	Form Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.19+	David Phipps Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.20+	Thomas Seifert Employment Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.21+	Form Fernandez Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to Amendment No.4 to the Company’s registration statement on Form S-1 filed with the SEC on May 25, 2021, File No. 333-253027).

10.22+	Fernandez Employment Agreement, dated May 23, 2021 (incorporated by reference to Exhibit 10.20 to Amendment No.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 25, 2021, File No. 333-253027).

10.23+	Fernandez Employment Agreement, dated June 2, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report filed with the SEC on August 17, 2021).

10.24+	Form of Director Offer Letter (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).

10.25	Form of Maxim Lockup Agreement (incorporated by reference to Exhibit A to Underwriting Agreement filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021).

10.26+	Hector Delgado Independent Director Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.27+	Louis Cusimano Independent Director Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.28+	John E. Miller Independent Director Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.29+	Kendall W. Carpenter Independent Director Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

Exhibit No.	Description

10.30+	David Phipps Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.31+	Thomas Seifert Employment Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.32+	Sarwar Uddin Employment Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021).

10.33+	Theresa Carlise Employment Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021).

10.34	Alibaba.com Supplemental Services Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.35	Alibaba.com Transaction Services Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.36	Alibaba.com Terms of Use (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.37+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Charles M. Fernandez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.38+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and David Phipps (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.39+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Sarwar Uddin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.40+	Amendment No. 1 Employment Agreement, dated August 7, 2021, by and between Orbsat Corp and Theresa Carlise (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.41+	Employment Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas S. Ellenoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 27, 2022).

10.42+	Employment Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2021).

10.43+	Stock Option Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas Ellenoff (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

Exhibit No.	Description

10.44+	Restricted Stock Award Agreement, dated August 24, 2021, by and between Orbsat Corp and Douglas Ellenoff (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

10.45+	Stock Option Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

10.46+	Restricted Stock Award Agreement, dated August 24, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report filed with the SEC on November 15, 2021).

10.47+	Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.48+	Amendment No. 1 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.49+	Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.50+	Restricted Stock Award Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2022).

10.51+	Stock Option Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen (incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2022).

10.52+	Amendment No. 2 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Theresa Carlise (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.53+	Director Services Agreement, dated January 11, 2022, between Orbsat Corp and Rodney Barreto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2022).

10.54	Form of Securities Purchase Agreement dated as of December 31, 2021, by and among Orbsat Corp and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

10.55	Form of Registration Rights Agreement dated as of December 31, 2021, by and among Orbsat Corp and the Investors (incorporated by reference to Exhibit A of Exhibit 10.54 to this Annual Report on Form 10-K).

10.56+	Orbsat Corp Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).

10.57+	Orbsat Corp 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).

10.58+	Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Andrew Cohen. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.59+	Amendment No. 1 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Paul R. Thomson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.60+	Amendment No. 2 Employment Agreement, dated October 8, 2021, by and between Orbsat Corp and Theresa Carlise. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

Exhibit No.	Description

10.61+	Form of Indemnity Agreement, , by and between Orbsat Corp and Douglas Ellenoff entered into on November 18, 2021 (incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 27, 2022).

10.62+	Form of Registration Rights Agreement by and between Orbsat Corp and Douglas Ellenoff entered into on November 18, 2021 (incorporated by reference to Exhibit A of Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 27, 2022)..

10.63+	Restricted Stock Award Agreement, dated December 18, 2021, by and between Orbsat Corp and Charles M. Fernandez (275,000 shares of restricted stock) (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2022).

10.64+	Restricted Stock Award Agreement, dated December 18, 2021, by and between Orbsat Corp and Charles M. Fernandez (101,000 shares of restricted stock) (incorporated by reference to Exhibit 10.64 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2022).

10.65+	Restricted Stock Award Agreement, dated December 18, 2021, by and between Orbsat Corp and David Phipps (incorporated by reference to Exhibit 10.65 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2022).

10.66+	Form of Restricted Stock Award Agreement between the Company and each of Paul R Thomson (10,000 shares) and Theresa Carlise (15,000 shares), entered into in December 2021 (incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2022).

10.67+	Form of Restricted Stock Award Agreement between the Company and each of Kendall Carpenter, Louis Cusimano, Hector Delgado and John E. Miller, entered into in December 2021 (incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2022).

10.68+	Form of Stock Option Grant Notice and Agreement between Orbsat Corp and each of Charles M. Fernandez (75,000 shares), Paul R Thomson (10,000 shares) and Theresa Carlise (15,000 shares), entered into in December 2021 (incorporated by reference to Exhibit 10.68 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2022).

10.69+	Restricted Stock Award Agreement, dated December 20, 2021, by and between Orbsat Corp and Rodney Barreto (incorporated by reference to Exhibit 10.69 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2022).

10.70+	Amendment No. 1 Employment Agreement, dated May 2, 2022, by and between NextPlat Corp and Andrew Cohen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10.71+	Stock Option Agreement, dated July 1, 2022, by and between NextPlat Corp and Charles M. Fernandez (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10.72+	Restricted Stock Agreement, dated July 22, 2022, by and between NextPlat Corp and Charles M. Fernandez (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10.73	Securities Purchase Agreement, dated August 30, 2022, by and between NextPlat and Progressive Care Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022)

10.74	Confidential Note Purchase and Release Agreement, dated August 30, 2022, by and between the Company, Progressive Care, Iliad Research and Trading, L.P., PharmCo, L.L.C., Charles Fernandez, Rodney Barreto, Daniyel Erdberg, and Sixth Borough Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022).

10.75	Debt Modification Agreement dated August 30, 2022, by and between the Company, Progressive Care, Charles Fernandez, Rodney Barreto, Daniyel Erdberg, and Sixth Borough Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022).

Exhibit No.	Description

10.76+	Director Services Agreement dated as of September 28, 2022, by and between the Company and M. Cristina Fernandez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on October 5, 2022).

10.77+	Stock Option Agreement, dated as of October 1, 2022, by and between the Company and M. Cristina Fernandez (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on October 5, 2022).

10.78	Securities Purchase Agreement dated November 16, 2022, by and between NextPlat and Progressive Care Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.79	Form of Debenture (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.80	Security Agreement, dated as of November 16, 2022, by Progressive Care, Inc., Touchpoint RX, LLC, Family Physicians RX, Inc., and ClearMetrX Inc. in favor of NextPlat Corp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.81	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.82	Employment Agreement, dated as of November 7, 2022, by and between the Company and Robert Bedwell (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.83	Employment Agreement, dated as of November 14, 2022, by and between the Company and Paul Thomson (incorporated by reference to Exhibit 10.7 the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.84	Employment Agreement, dated as of November 14, 2022, by and between the Company and Cecile Munnik (incorporated by reference to Exhibit 10.8 the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.85+	Stock Option Agreement dated December 5, 2022, and effective as of November 7, 2022, by and between the Company and Robert Bedwell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed on December 5, 2022).

10.86+	Stock Option Agreement dated December 5, 2022, and effective as of November 14, 2022, by and between the Company and Cecile Munnik (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K Filed on December 5, 2022).

10.87	Form of Securities Purchase Agreement dated December 9, 2022, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022).

10.88	Form of Registration Rights Agreement dated December 9, 2022, by and among the Company and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022).

21.1*	Subsidiaries of NextPlat Corp

23.1*	Consent of RBSM LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins*	Inline XBRL Instance Document

101.sch*	Inline XBRL Taxonomy Schema Document

101.cal*	Inline XBRL Taxonomy Calculation Document

101.def*	Inline XBRL Taxonomy Linkbase Document

101.lab*	Inline XBRL Taxonomy Label Linkbase Document

101.pre*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2023	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Title: Executive Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Cecile Munnik
Cecile Munnik
Title: Chief Financial Officer, (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Fernandez	Chief Executive Officer and Executive Chairman	March 31, 2023
Charles M. Fernandez	(Principal Executive Officer)

/s/ Cecile Munnik	Chief Financial Officer (Principal Financial Officer)	March 31, 2023
Cecile Munnik

/s/ David Phipps	President and Chief Executive Officer of Global Operations	March 31, 2023
David Phipps

/s/ Paul R Thomson	Senior Vice President – Mergers, Acquisitions and Special Projects	March 31, 2023
Paul R Thomson

/s/ Theresa Carlise	Chief Accounting Officer, Secretary and Treasurer	March 31, 2023
Theresa Carlise	(Principal Accounting Officer)

/s/ Robert Bedwell	Chief Compliance Officer	March 31, 2023
Robert Bedwell

/s/ Douglas S. Ellenoff	Vice Chairman and Chief Business Development Strategist	March 31, 2023
Douglas Ellenoff

/s/ Hector Delgado	Director	March 31, 2023
Hector Delgado

/s/ Kendall W. Carpenter	Director	March 31, 2023
Kendall Carpenter

/s/ Louis Cusimano	Director	March 31, 2023
Louis Cusimano

/s/ John E. Miller	Director	March 31, 2023
John E. Miller

/s/ Rodney Barreto	Director	March 31, 2023
Rodney Barreto

/s/ Maria Cristina Fernandez	Director	March 31, 2023
Maria Cristina Fernandez

NEXTPLAT CORP AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NextPlat Corp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NextPlat Corp and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Equity Method Investment – Refer to Notes 7 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 7, on August 30, 2022 the Company entered into a Securities Purchase Agreement (the “SPA”) with Progressive Care, Inc. (“Progressive”), which subsequently closed on September 2, 2022.

As a result of the SPA and related transactions, the Company paid an aggregate of $7,000,000 for an economic and voting interest in Progressive of 32.47%.

Subsequent to September 2, 2022, the Company’s ownership interest decreased to 31.89% and as of December 31, 2022, the board seats, combined with the Company’s ownership interest of 33.47% provide the Company with significant influence over Progressive, but not a controlling interest. Since Progressive does not depend on the Company for continuing financial support to maintain operations as of December 31, 2022, the Company has determined that Progressive is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of Progressive for potential consolidation.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

●	These procedures included, among others, (i) testing management’s process for determining the accounting treatment of the investment; (ii) and testing the completeness and accuracy of the underlying data used to record the investment and recognize a gain or loss on the investment.
●	Evaluating, testing and relying on Progressive’s financial data from the date of the investment to December 31, 2022.
●	Professionals with specialized skill and knowledge were used to assist in evaluating the appropriate accounting treatment of the investment.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY
March 31, 2023 PCAOB ID Number 587

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$18,891,232	$17,267,978
Accounts receivable, net	383,786	349,836
Inventory	1,286,612	1,019,696
Unbilled revenue	141,702	100,422
VAT receivable	432,769	491,417
Prepaid expenses – current portion	45,679	97,068
Other current assets	-	48,539
Total Current Assets	21,181,780	19,374,956

Property and equipment, net	1,245,802	1,042,859

Right of use assets, net	854,862	22,643
Intangible assets, net	50,001	75,000
Equity method investment	5,260,525	-
Prepaid expenses – long term portion	49,078	49,867
Total Other Assets	6,214,466	147,510
Total Assets	$28,642,048	$20,565,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,518,095	$1,063,344
Contract liabilities	36,415	36,765
Note payable Coronavirus loans– current portion	60,490	56,391
Due to related party	28,467	35,308
Operating lease liabilities - current	208,660	19,763
Income taxes payable	94,244	56,781
Stock subscription payable	-	1,400,000
Liabilities from discontinued operations	112,397	112,397
Total Current Liabilities	2,058,768	2,780,749

Long Term Liabilities:
Notes payable Coronavirus – long term	156,266	253,757
Operating lease liabilities – long term	649,895	-
Total Liabilities	2,864,929	3,034,506

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, ($0.0001 par value; 3,333,333 shares authorized)	-	-
Common stock, ($0.0001 par value; 50,000,000 shares authorized, 14,402,025 and 7,053,146 shares issued and outstanding as of December 31, 2022, and 2021, respectively)	1,440	705
Additional paid-in capital	56,963,200	39,513,093
Accumulated deficit	(31,146,804)	(21,986,215)
Accumulated other comprehensive (loss) income	(40,717)	3,236
Total Stockholders’ Equity	25,777,119	17,530,819

Total Liabilities and Stockholders’ Equity	$28,642,048	$20,565,325

See accompanying notes to consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2022	2021

Net sales	$11,710,142	$7,739,910
Cost of sales	9,221,294	5,880,187

Gross profit	2,488,848	1,859,723

Operating expenses:
Selling, general and administrative	5,083,724	5,128,360
Salaries, wages and payroll taxes	2,564,655	1,838,531
Professional fees	1,552,193	1,198,063
Depreciation and amortization	490,059	317,102
Total operating expenses	9,690,631	8,482,056

Loss from operations	(7,201,783)	(6,622,333)

Other (income) expense:
Interest earned	(20,814)	(6,876)
Interest expense	24,497	1,467,300
Foreign currency exchange rate variance	128,648	45,737
Gain on debt extinguishment	-	(20,832)
Total other expense	132,331	1,485,329

Loss before provision for income taxes	(7,334,114)	(8,107,662)

Provision for income taxes	87,000	-

Loss before equity in net loss of affiliate	(7,421,114)	(8,107,662)

Equity in net loss of affiliate	(1,739,475)	-

Net loss	(9,160,589)	(8,107,662)

Comprehensive loss:
Foreign currency translation adjustments	(43,953)	46,068
Comprehensive loss	$(9,204,542)	$(8,061,594)

NET LOSS ATTRIBUTABLE TO STOCKHOLDERS
Weighted average number of common shares outstanding – basic & diluted	9,629,589	4,080,833
Basic and diluted net (loss) per share	$(0.95)	$(1.98)

See accompanying notes to consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, January 1, 2021	817,450	$82	$14,486,492	$(13,878,553)

Issuance of common stock from convertible debt	1,345,468	135	1,644,132	-
Beneficial conversion feature of convertible debt	-	-	340,420	-
Issuance of common stock for options exercised	17,437	2	4,998	-
Issuance of common stock from exercise of warrant	925,908	92	4,629,448	-
Issuance of common stock related to June offering	2,880,000	288	12,661,696	-
Issuance of common for over-allotment	432,000	43	1,983,226	-
Issuance of warrants for over-allotment	-	-	4,320	-
Stock-based compensation in connection with options granted	-	-	1,277,353	-
Stock-based compensation in connection with restricted stock awards	634,883	63	2,481,008	-
Comprehensive gain	-	-	-	-
Net loss	-	-	-	(8,107,662)

Balance, December 31, 2021	7,053,146	$705	$39,513,093	$(21,986,215)

Issuance of common stock related to January offering	2,229,950	223	7,004,815	-
Issuance of common stock related to December offering	4,575,429	458	7,472,112	-
Stock-based compensation in connection with restricted stock awards	543,500	54	2,150,609	-
Stock-based compensation in connection with options granted	-	-	822,571	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(9,160,589)

Balance, December 31, 2022	14,402,025	1,440	56,963,200	(31,146,804)

See accompanying notes to consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, January 1, 2021	$(42,832)	$565,189

Issuance of common stock from convertible debt	-	1,644,267
Beneficial conversion feature of convertible debt	-	340,420
Issuance of common stock for options exercised	-	5,000
Issuance of common stock from exercise of warrant	-	4,629,540
Issuance of common stock related to June offering	-	12,661,984
Issuance of common for over-allotment	-	1,983,269
Issuance of warrants for over-allotment	-	4,320
Stock-based compensation in connection with options granted	-	1,277,353
Stock-based compensation in connection with restricted stock awards	-	2,481,071
Comprehensive gain	46,068	46,068
Net loss	-	(8,107,662)

Balance, December 31, 2021	$3,236	$17,530,819

Issuance of common stock related to January offering	-	7,005,038
Issuance of common stock related to December offering	-	7,472,570
Stock-based compensation in connection with restricted stock awards	-	2,150,663
Stock-based compensation in connection with options granted	-	822,571
Comprehensive loss	(43,953)	(43,953)
Net loss	-	(9,160,589)

Balance, December 31, 2022	$(40,717)	$25,777,119

See accompanying notes to consolidated financial statements

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,160,589)	$(8,107,662)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	465,059	292,102
Amortization of intangible asset	25,000	25,000
Amortization of right of use asset	105,642	32,963
Write-off of website development cost	43,064	-
Amortization of debt discount, net	-	1,425,365
Share of loss from equity method investment	1,739,475	-
Stock-based compensation in connection with restricted stock awards	2,150,663	2,481,071
Stock-based compensation in connection with options granted	822,571	1,277,353
Gain on debt extinguishment	-	(20,832)
Changes in operating assets and liabilities:
Accounts receivable	(33,950)	(172,805)
Inventory	(266,916)	(658,274)
Unbilled revenue	(41,280)	(24,866)
Prepaid expense	52,178	(145,151)
VAT receivable	58,648	(491,417)
Other current assets	48,539	(20,627)
Operating lease liabilities	(101,471)	(32,936)
Accounts payable and accrued expenses	454,752	10,741
Provision for income taxes	37,463	37,824
Contract liabilities	(350)	61
Net cash used in operating activities	(3,601,502)	(4,092,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(715,591)	(229,307)
Purchase of equity method investment	(7,000,000)	-
Purchase of Netherlands subsidiary	(1)	-
Net cash used in investing activities	(7,715,592)	(229,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) related party, net	(6,841)	(66,752)
Proceeds from (repayments to) note payable Coronavirus loans	(60,490)	(28,195)
Proceeds from exercise of options	-	5,000
Proceeds from common stock offering	-	12,661,984
Proceeds from common over-allotment	-	1,983,269
Proceeds from warrants over-allotment	-	4,320
Proceeds from exercise of warrant	-	4,629,539
Gross proceeds from common stock offering January 2022	5,825,038	1,400,000
Gross proceeds from common stock offering December 2022	8,006,900	-
(Payment) of stock issuance costs	(754,331)
Proceeds from (repayments to) convertible notes payable	-	350,000
(Repayments to) proceeds from line of credit	-	(121,848)
Net cash provided by financing activities	13,010,276	20,817,317

Effect of exchange rate on cash	(69,928)	43,296

Net increase in cash	1,623,254	16,539,216
Cash beginning of year	17,267,978	728,762
Cash end of year	$18,891,232	$17,267,978

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for
Interest	$10,842	$143,234
Income tax	$10,069	$38,615
NON-CASH FINANCING AND INVESTING ACTIVITIES DURING THE YEAR
Beneficial conversion feature on convertible debt	$-	$340,420
Issuance of common stock from convertible debt	$-	$1,644,267

See accompanying notes to consolidated financial statements

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

These consolidated financial statements have been prepared by management in accordance with general accepted accounting principles in the United States of America (“U.S. GAAP”) and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Organization and Description of Business

NextPlat Corp (the “Company”) was formerly Orbsat Corp (“NextPlat”), a Nevada corporation. Leveraging the e-commerce experience of the Company’s management team and the Company’s existing e-commerce platforms, the Company has embarked upon the rollout of a state-of-the-art e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue, which we expect will become the focus of the Company’s business in the future. Historically, the business of NextPlat has been, the provision of a comprehensive array of Satellite Industry communication services, and related equipment sales. As detailed in Online Storefronts and E-Commerce Platforms below, the Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts platforms such as Alibaba, Amazon and Walmart. These e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. NextPlat has announced its intention to broaden its e-commerce platform and is implementing comprehensive systems upgrade to support this initiative. The Company has also begun the design and development of a next generation platform for digital assets built for Web3 (an internet service built using decentralized blockchains). This new platform (“NextPlat Digital”) is currently in the design and development phase and will enable the use of a range of digital assets, such as non-fungible tokens (“NFTs”), in e-commerce and in community-building activities.

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

On June 22, 2022, NextPlat B.V. (“NXPLBV”) was formed in Amsterdam, Netherlands, as a wholly owned subsidiary of NextPlat Corp. Presently, NXPLBV does not have any active operations.

On September 2, 2022, the Company closed a transaction with Progressive Care Inc. (OTCQB: RXMD) (“Progressive Care”), pursuant to which we purchased 3,000 newly issued units of securities from Progressive Care (the “Units”) at a price per Unit of $2,000 for an aggregate purchase price of $6.0 million (the “Unit Purchase”). Each Unit consists of one share of Series B Convertible Preferred Stock of Progressive Care (“Series B Preferred Stock”) and one warrant to purchase a share of Series B Preferred Stock (“RXMD Warrants”).

Each share of Series B Preferred Stock votes as a class with the common stock of Progressive Care, and has 500 votes per share. Likewise, each share of Series B Preferred Stock is convertible into 500 shares of Progressive Care common stock. In addition, the Series B Preferred Stock has a liquidation and dividend preference. The RXMD Warrants have a five-year term, and are immediately exercisable, in whole or in part, and contain cashless exercise provisions. Each Warrant is exercisable at $2,000 per share of Series B Preferred Stock.

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

In addition, on September 2, 2022, NextPlat, Charles Fernandez, Rodney Barreto and certain other purchasers purchased from Iliad Research and Trading, L.P. (“Iliad”) a Secured Convertible Promissory Note, dated March 6, 2019, made by Progressive Care to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.8 million. The aggregate purchase price paid to Iliad for the Note was $2.3 million of which NextPlat contributed $1.0 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”).

In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with Progressive Care. Pursuant to the Debt Modification Agreement, the interest rate under the Note was reduced from 10% to 5% per annum and the maturity date was extended to May 31, 2027. In addition, the conversion price under the note was changed to $4.00 per share of Common Stock. Pursuant to the Debt Modification Agreement, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note have the right, exercisable at any time, to redeem all or any portion of the Note. The Debt Modification Agreement also provides that the Note will automatically convert upon the later to occur of: (a) the completion by Progressive Care of a reverse stock split, and (b) the listing of Progressive Care’s common stock on a national exchange. In consideration of the concessions in the Debt Modification Agreement, Progressive Care issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Charles Fernandez and Rodney Barreto, received 45,653, 18,261, and 18,261 shares, respectively, in each case after giving effect to a 1-for-200 reverse stock split enacted by Progressive Care on December 30, 2022.

On November 16, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Progressive Care, pursuant to which the Company has agreed to purchase, from time to time during the three year term of the SPA, up to an aggregate of $10.0 million of secured convertible debentures from Progressive Care (the “Debentures”). Pursuant to the SPA, all purchases of the Debentures will be made at the Company’s sole election and the proceeds from each purchase will be used by Progressive Care only as approved by the Company’s Board of Directors. Until used, the proceeds from each purchase of Debentures will be deposited in a controlled account. If and when the Company elects to purchase Debentures under the SPA, the minimum principal amount that can be purchased at any time is $1.0 million. No debentures were purchased under the SPA for the year ended December 31, 2022.

In addition, at the closing of each purchase under the SPA, the Company and Progressive will enter into a Registration Rights Agreement (each, a “Registration Rights Agreement”) pursuant to which Progressive Care will agree to register the shares of Progressive common stock issuable upon conversion in full of the Debentures purchased by the Company at such closing.

In accordance with the form of Debenture to be used for each purchase under the SPA, each Debenture will be convertible at any time, upon the Company’s election, to shares of Progressive Care’s common stock at a conversion price of $6.0 per share (on a post-split bases and may be further adjusted from time to time for share dividends, share splits, reverse share splits, etc.). In addition, each Debenture will mature on the third anniversary of its issuance and bear interest at 5.0% per annum, payable quarterly. At the Company’s election, interest can be paid in cash, shares of Progressive Care’s common stock, or some combination thereof. Progressive Care has the right to prepay the Debenture at any time provided that it gives the Company seven (7) business days advance written notice, during which time the Company could elect to convert the Debenture to Progressive Care’s common stock. Upon the prepayment of a Debenture, Progressive Care will pay the Company an amount equal to the sum of: (i) all outstanding principal under such Debenture, plus (ii) all accrued and unpaid interest under such Debenture through the prepayment date, multiplied by (iii) 110%. While amounts are outstanding under a Debenture, Progressive Care will be subject to certain restrictive covenants, including with respect to the incurrence of indebtedness, the imposition of liens on Progressive Care’s assets, changes to the Progressive Care’s organization documents, etc.

In connection with the SPA, on November 16, 2022, the Company entered into a Security Agreement (the “Security Agreement”) with Progressive Care and its subsidiaries, Touchpoint RX, LLC, a Florida limited liability company (“Touchpoint”), Family Physicians RX, Inc., a Florida corporation (“FPRX”), and ClearMetrX Inc., a Florida corporation (“ClearMetrX” and collectively with Progressive, Touchpoint and FPRX, the “Borrower Parties”). Pursuant to the Security Agreement, the Borrower Parties granted the Company a security interest in all of their respective assets to secure Progressive Care’s obligations under the Debentures.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Discontinued Operations

The Company’s former operations were developing and manufacturing products and services, which reduce fuel costs, save power and energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries.

The remaining liabilities for discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities from discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel-efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2022, and 2021 are summarized as follows:

	December 31, 2022	December 31, 2021
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$(112,397)	$(112,397)
Liabilities from discontinued operations	$(112,397)	$(112,397)

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries, Orbital Satcom Corp, (“Orbital Satcom”), Global Telesat Communications Limited, (“GTC”) and NextPlat B.V. (“NXPLBV”). All material intercompany balances and transactions have been eliminated in consolidation.

Liquidity

June 2021 Public Offering

As an early-stage growth company, NextPlat’s ability to access capital is critical. On June 2, 2021, through an upsized underwritten public offering of 2,880,000 units at a price to the public of $5.00 per unit, the Company received gross proceeds of $14,404,666 (the “June Offering”). See Note 12, Stockholders’ Equity, for more information regarding the June Offering.

In connection with closing of the June Offering, the Underwriter partially exercised its overallotment option and purchased an additional 432,000 warrants at $0.01 per warrant, which had an exercise price of $5.00 per share and a 5 year term, for additional gross proceeds to the Company of $4,320. On June 28, 2021, the Underwriter, upon the exercise in full of the balance of its over-allotment option, purchased 432,000 additional shares of the common stock for additional gross proceeds of $2,155,680 from the sale of the Shares.

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

December 2022 Private Placement of Common Stock

On December 9, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the sale by the Company in a private placement of 4,575,429 units, each unit comprising (i) one share of the Company’s common stock, and (ii) one warrant to purchase one share of common stock. The offering price of the units was $1.75 per unit. The warrants included in the units are exercisable at a price of $1.75 per share and expire three years from the date of issuance.

On December 9, 2022, the Company entered into placement agency agreement (the “Placement Agency Agreement”) with Dawson James Securities, Inc. (“Dawson James”). The Company has agreed to pay Dawson James a placement agent fee of 6% of the gross proceeds received in the private placement and 3% on all proceeds from officers and directors including any directed orders from the Company. As additional compensation under the Placement Agency Agreement, the Company will issue Dawson James warrants (the “Placement Agent Warrants”) to purchase up to 549,051 shares of Common Stock with an exercise price of $1.75 per share. The Placement Agent Warrants are exercisable at any time and from time to time during the three-year period commencing on the six-month anniversary of the closing date. The Company reimbursed Dawson for up to $100,000 for its legal and due diligence expenses.

The offering closed on December 14, 2022, and the Company received gross proceeds of approximately $8.0 million for the units.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company’s existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, and common stock and options issued for services, receivables, the useful lives of property and equipment, and intangible assets, the estimate of the fair value of the lease liability and related right of use assets and the estimates of the valuation allowance on deferred tax assets.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, $18,290,725, are unsecured at December 31, 2022. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022, and 2021, there is an allowance for doubtful accounts of $0 and $0, respectively.

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

Prepaid Expenses

Prepaid expenses current and long term amounted to $45,679 and $49,078, respectively for the year ended December 31, 2022, as compared to $97,068 and $49,867 for the year ended December 31, 2021. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

Investments

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The carrying value of our equity method investment is reported as “equity method investment” on the consolidated balance sheets. The Company’s equity method investment is reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s proportionate share of the net loss resulting from these investments is reported under the line item captioned “equity in net loss of affiliate” in the consolidated statements of operations and comprehensive loss. Note 7 contains additional information on the equity method investment.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investee as of December 31, 2022 and determined that the Company’s proportionate economic interest in the investee indicate that the investments were not impaired.

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

The relevant translation rates are as follows: for the year ended December 31, 2022, closing rate at 1.2098 US$: GBP, yearly average rate at 1.2369 US$: GBP, for the year ended December 31, 2021 closing rate at 1.353372 US$: GBP, yearly average rate at 1.375083 US$: GBP.

NEXTPLAT CORP AND SUBSIDIARIES

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

Contract liabilities are shown separately in the consolidated balance sheets as current liabilities. At December 31, 2022, we had contract liabilities of $36,415. At December 31, 2021, we had contract liabilities of $36,765.

NEXTPLAT CORP AND SUBSIDIARIES

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

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense was $92,549 and $61,922 for the years ended December 31, 2022 and 2021, respectively.

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

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation expense for the years ended December 31, 2022, and 2021 was $465,059 and $292,102, respectively.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2022 and December 31, 2021, respectively.

Fair Value of Financial Instruments

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

The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and notes payable approximate their estimated fair market values based on the short-term maturity of the instruments.

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

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation. (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ADU expands the scope of ASC 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, also includes share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payment to non-employees and employees will be substantially aligned. This standard will be effective for the financial statements issues by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management adopted this standard on January 1, 2019.

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of the fair value using the option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended December 31, 2022 and 2021, there were no expenditures on research and development.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity. For the Company, comprehensive income (loss) for the years ended December 31, 2022 and 2021 included net income (loss) and unrealized income (losses) from foreign currency translation adjustments.

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

The following are dilutive common stock equivalents during the year ended:

	December 31, 2022	December 31, 2021
Stock Options	1,259,701	929,892
Stock Warrants	7,654,572	2,530,092
Total	8,914,273	3,459,984

NEXTPLAT CORP AND SUBSIDIARIES

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted the statement on its effective date and it had no impact on the Company’s financial results for the year ended December 31, 2022.

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

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – INVENTORIES

At December 31, 2022 and 2021, inventories consisted of the following:

	December 31, 2022	December 31, 2021
Finished goods	$1,286,612	$1,019,696
Less reserve for obsolete inventory	-	-
Total	$1,286,612	$1,019,696

For the years ended December 31, 2022 and 2021, the Company did not make any change for reserve for obsolete inventory.

NOTE 3 – VAT RECEIVABLE

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result, of the UK’s departure from the EU, (“BREXIT”). For the years ending December 31, 2022 and 2021, the Company recorded a receivable in the amount of $432,769 and $491,417, respectively, for amounts available to reclaim against the tax liability from UK and EU countries. Subsequently to December 31, 2022 and 2021, the Company has received a total of £80,570 or $96,740, using an exchange rate close of 1.20069 GBP:USD and £70,756 or $95,759, using an exchange rate close of 1.3533720 GBP:USD, in regard to this receivable.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses current and long term amounted to $45,679 and $49,078, respectively for the year ended December 31, 2022, as compared to $97,068 and $49,867 for the year ended December 31, 2021. Prepaid expenses include prepayments in cash for accounting fees, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Office furniture and fixtures	$128,252	$16,969
Computer equipment	72,345	67,458
Rental equipment	37,531	53,296
Appliques	2,160,096	2,160,096
Leasehold improvements	47,792	-
Website development (1)	665,030	247,541
	3,111,046	2,545,360
Less accumulated depreciation	(1,865,244)	(1,502,501)

Total	$1,245,802	$1,042,859

(1)	The increase in website development is directly related to the Company’s investment in its enterprise resource planning “ERP” system. For the year ended December 31, 2022, 19.2% or approximately $86,000 of the cost was expensed in the period incurred to SG&A and 80.8% or approximately $362,000 was capitalized and depreciated over its useful life. On January 1, 2023, the Company completed its implementation process.

Depreciation expenses were $465,059 and $292,102 for the year ended December 31, 2022 and 2021, respectively.

Total property and equipment were reduced by approximately $133,000 for assets still in service. These assets had a net book value of $0 as of December 31, 2022.

NEXTPLAT CORP AND SUBSIDIARIES

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

Amortization of customer contracts are included in depreciation and amortization. For the year ended December 31, 2022, the Company amortized $25,000. Future amortization of intangible assets is as follows:

2023	$25,000
2024	25,000
Total	$50,000

For the years ended December 31, 2022 and 2021, there were no additional expenditures on research and development.

On June 22, 2022, the Company formed its Netherlands subsidiary, NextPlat B.V. with $1.00.

NOTE 7 – EQUITY METHOD INVESTMENT IN PROGRESSIVE CARE, INC. AND SUBSIDIARIES

Progressive Care, Inc. (a publicly traded company) is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organization and providers. On August 30, 2022 the Company entered into a Securities Purchase Agreement (the “SPA”) with Progressive Care, Inc. (“Progressive”), which subsequently closed on September 2, 2022, pursuant to which the Company purchased 3,000 newly issued units of securities from Progressive at a price per unit of $2,000, for an aggregate purchase price of $6,000,000. Each unit consists of one share of Progressive Series B Convertible Preferred Stock (“Series B Preferred Stock”) and one warrant to purchase a share of Progressive Series B Preferred Stock (“Warrants”). Each share of Series B Preferred Stock will vote as a class with the common stock of Progressive, and will have 500 Progressive votes per share, and each share of Series B Preferred Stock will be convertible into 500 shares of Progressive’s common stock. The Warrants are exercisable at a price of $2,000 per share of Series B Preferred Stock have a five-year term, and are immediately exercisable, in whole or in part, and contain cashless exercise provisions. The Company determined the Series B Preferred Stock is in-substance common stock because the Series B Preferred Stock has similar risk and reward characteristics to common stock.

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

In addition, on September 2, 2022, NextPlat, entered into a Confidential Purchase and Release Agreement (the “NPA”) with a third-party lender to Progressive pursuant to which NextPlat agreed to purchase $1,000,000 of Progressive’s principal convertible debt from the third-party (the “Note Purchase”) and was issued 45,652 of Progressive common stock. NextPlat paid an aggregate of $1,000,000 for the Note Purchase and common stock. The convertible note receivable has a principal balance of $1,213,429, carries a simple interest rate of 5%, is convertible at $4.00 per share of common stock, and matures on August 31, 2027.

As a result of the SPA and related transactions, the Company paid an aggregate of $7,000,000 for an economic and voting interest in Progressive of 32.47%. Subsequent to September 2, 2022, the Company’s ownership interest decreased to 31.89%. As of December 31, 2022, the board seats, combined with the Company’s ownership interest of 33.47% provide the Company with significant influence over Progressive, but not a controlling interest. Since Progressive does not depend on the Company for continuing financial support to maintain operations as of December 31, 2022, the Company has determined that Progressive is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of Progressive for potential consolidation. Based on quoted market prices, the market value of the Company’s ownership interest in Progressive was approximately $10.05 million at December 31, 2022.

The Company combined its investment in the Series B Preferred Stock, common stock, warrants, and convertible note receivable into one line item on the consolidated balance sheets as “Equity method investment”. The Company reported its aggregate earnings from its investment as one line item on the consolidated statement of operations as “Equity in net loss of affiliate”.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY METHOD INVESTMENT IN PROGRESSIVE CARE, INC. AND SUBSIDIARIES (continued)

The following summarizes the Company’s consolidated balance sheet description equity method investment as follows:

Carrying Amount
August 30, 2022, beginning balance	$7,000,000
Portion of loss from Progressive Care, Inc. and Subsidiaries	(1,734,576)
Depreciation expense due to cost basis difference (1)	(33,032)
Interest earned from convertible note receivable	20,445
Interest earned from amortization of premium on convertible note receivable	14,368
Elimination of intercompany interest earned	(6,680)
December 31, 2022, carrying amount	5,260,525

The following summarizes the Company’s consolidated statements of operations and comprehensive loss description equity in net loss of affiliate for the year ended December 31, 2022 as follows:

For the Year Ended December 31, 2022
Equity in net loss of affiliate	$(1,734,576)

Depreciation expense due to cost basis difference (1)	(33,032)
Interest earned from convertible note receivable	20,445
Interest earned from amortization of premium on convertible note receivable	14,368
Elimination of intercompany interest earned	(6,680)
Equity in net loss of affiliate	$(1,739,475)

(1)	NextPlat records depreciation expense on its estimated cost basis difference which is subject to change

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED OTHER LIABILITIES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2022	December 31, 2021
Accounts payable	$1,194,067	$846,380
Rental deposits	4,325	2,030
Customer deposits payable	86,462	59,733
Accrued wages & payroll liabilities	23,040	20,107
VAT liability & sales tax payable	5,685	6,203
U.K. income tax payable	23,771	-
Accrued legal fees	84,685	-
Pre-merger accrued other liabilities	88,448	88,448
Accrued interest	356	138
Accrued other liabilities	7,256	40,305
Total	$1,518,095	$1,063,344

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE

August 2020 Notes

Notes On August 21, 2020, the Company entered into a Note Purchase Agreement by and among the Company and certain lenders where the Company sold an aggregate principal amount of $933,000 of its convertible promissory notes (the “August 2020 Notes”). The August 2020 Note holders had an optional right of conversion such that a Noteholder may elect to convert his August 2020 Note, in whole or in part, outstanding as of such time, into the number of fully paid and non-assessable shares of the Company’s common stock as determined by dividing the outstanding indebtedness by $0.20, subject to certain adjustments.

December 2020 Notes

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

March 2021 NPA

On March 5, 2021, the Company entered into a Note Purchase Agreement (the “March 2021 NPA”) with an individual accredited investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act. Pursuant to the terms of the March 2021 NPA, the Company sold a convertible promissory note with a principal amount of $350,000 (the “March 2021 Note”). The March 2021 Note was a general, unsecured obligation of the Company and bore simple interest at a rate of 7% per annum, maturing on the third anniversary of the date of issuance. The Company’s issuance of the March 2021 Note was made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The Company used the offering proceeds for working capital and general corporate purposes. In April 2021 the Noteholder waived contractual pre-emptive rights set forth in the March 2021 NPA. On May 27, 2021, the Lender converted $350,000 of the March 2021 Note into 100,000 shares of common stock.

For the year ended December 31, 2021, the Holders of the August 2020 Notes and the December 2020 Notes, converted a total of $1,644,267 of the convertible debt to 1,345,468 shares of common shares, resulting in the amortization of the debt discount, to interest expense $1,425,365.

For the years ended December 31, 2022 and 2021, the balances of the Company’s convertible note payable was $0 and $0, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - STOCK SUBSCRIPTION PAYABLE

For the years ended December 31, 2022 and 2021, the Company had a stock subscription payable of $0 and $1,400,000, respectively.

On December 31, 2021, after markets closed, a securities purchase agreement (the “Purchase Agreement”) was circulated to, and signatures were received from, certain institutional and accredited investors (the “December Investors”) in connection with the sale in a private placement by the Company of 2,229,950 shares of the Company’s common stock (the “December 2021 Offering”). On January 2, 2022, the Company delivered to December Investors a fully executed Purchase Agreement, which was dated December 31, 2021. The purchase price for the common stock sold in the December Offering was $3.24 per share, the closing transaction price reported by Nasdaq on December 31, 2021.

For the year ended December 31, 2021, the Company received gross proceeds of $1,400,000 of the $7,225,038, pursuant to the December 2021 Offering. On January 5, 2022, the Company received an additional $5,825,038, resulting in the issuance of 2,229,950 shares of the Company’s common stock, eliminating the stock subscription payable as well as, the closing of the offering.

NOTE 11 - CORONAVIRUS LOANS

On April 20, 2020, the Board of Directors of the Company, approved for its wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), to apply for a Coronavirus Interruption Loan, offered by the UK government, for an amount up to £250,000. On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP:USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) was made 13 month(s) after July 16, 2020. Voluntary prepayments allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government and David Phipps, President, with the proceeds of the Debenture are to be used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. As of December 31, 2022, and 2021, the Company has recorded $60,490 and $56,391 as current portion of notes payable and $156,266 and $253,757 as notes payable long term, respectively.

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

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. No preferred stock was outstanding for any year presented.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of December 31, 2022 and 2021, 14,402,025 and 7,053,146 shares, respectively, were issued and outstanding.

Capital Structure

On May 28, 2021, the Company effected a reverse stock split of its common stock at a ratio of 1-for-5 (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split. Stockholders of record who were otherwise entitled to receive a fractional share received a whole share. The conversion or exercise prices of Company’s issued and outstanding convertible securities, stock options and warrants were adjusted accordingly. All information presented, assumes a 1-for-5 reverse stock split of Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth have been adjusted to give effect to such assumed reverse stock split.

Listing on the Nasdaq Capital Market

Our common stock and warrants have been trading on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022. Prior to January 21, 2022, our common stock and warrants were traded on the Nasdaq Capital Market under the symbols “OSAT” and “OSATW,” respectively.

December 2022 Private Placement of Common Stock (“December Offering”)

On December 9, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the sale by the Company in a private placement of 4,575,429 units, each unit comprising (i) one share of the Company’s common stock, and (ii) one warrant to purchase one share of common stock. The offering price of the units was $1.75 per unit. The warrants included in the units are exercisable at a price of $1.75 per share and expire three years from the date of issuance.

The offering closed on December 14, 2022, and the Company received gross proceeds of approximately $8.0 million for the units. The Company intends to use the proceeds from the offering for working capital needs, potential acquisitions, joint ventures, and ongoing business transition activities.

On December 9, 2022, the Company entered into placement agency agreement (the “Placement Agency Agreement”) with Dawson James Securities, Inc. (“Dawson James”) pursuant to which Dawson James agreed to serve as lead or managing placement agent on a best efforts, agency basis in connection with the private placement of the Units. The Company has agreed to pay Dawson James a placement agent fee of 6% of the gross proceeds received in the private placement and 3% on all proceeds from officers and directors including any directed orders from the Company. As additional compensation under the Placement Agency Agreement, the Company will issue Dawson James warrants (the “Placement Agent Warrants”) to purchase up to 549,051 shares of Common Stock with an exercise price of $1.75 per share. The Placement Agent Warrants are exercisable at any time and from time to time during the three-year period commencing on the six month anniversary of the closing date.

January 2022 Private Placement of Common Stock (“January Offering”)

On January 2, 2022, the Company finalized and closed a securities purchase agreement (the “Purchase Agreement”) in connection with the sale in a private placement by the Company of 2,229,950 shares of the Company’s common stock The purchase price for the common stock sold in the offering was $3.24 per share.

The Company received gross proceeds from the sale of the common stock of $7,225,038. Legal and registration fees amounted to $220,000, resulting in net proceeds of $7,005,038. Prior to the private placement close, proceeds of $1,400,000, were received and recorded as a stock subscription payable, for the year ended December 31, 2021. The Company intended to use the proceeds from the offering for general corporate purposes, including potential acquisitions and joint ventures. Approximately 73% of funds raised were secured from existing shareholders and from the members of the Company’s senior management and Board of Directors.

June 2021 Public Offering (“June Offering”)

On June 2, 2021, through an upsized underwritten public offering of 2,880,000 units at a price to the public of $5.00 per unit, the Company received gross proceeds of $14,404,666.

In connection with closing of the offering, the underwriter partially exercised its overallotment option and purchased an additional 432,000 warrants, which had an exercise price of $5.00 per share and a term of 5 years, at $0.01 per warrant for additional gross proceeds to the Company of $4,320. On June 28, 2021, the Underwriter, upon the exercise in full of the balance of its over-allotment option, purchased 432,000 additional shares of the common stock for additional gross proceeds of approximately $2.2 million from the sale of the Shares.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – WARRANTS

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

On December 9, 2022, pursuant to the December Offering, the Company issued warrants to purchase 4,575,429 shares of common stock in an offering, at an exercise price of $1.75 and a term of 3 years.

Placement Agent Warrants

In addition to, but separate from, the unregistered warrants included in the units sold in the December Offering, the Company issued 549,051 warrants to purchase shares of Common Stock with an exercise price of $1.75 per share, to its Placement Agent Dawson James Securities Inc. The Placement Agent Warrants are exercisable at any time and from time to time during the three-year period commencing on the six-month anniversary of the closing date.

As of December 31, 2022 and 2021, there were 549,051 and 144,000 Underwriter Warrants issued and outstanding, respectively.

A summary of the status of the Company’s total outstanding warrants and changes during the year ended December 31, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	800	$300.00	1.37
Granted	3,456,000	-	-
Exercised	(925,908)	-	-
Forfeited	-	-	-
Cancelled	(800)	-	-
Balance outstanding and exercisable at December 31, 2021	2,530,092	$5.00	4.42

Balance at January 1, 2022	2,530,092	$5.00	4.42
Granted	5,124,480	1.75	3.05
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at December 31, 2022	7,654,572	$2.83	3.15

As of December 31, 2022, and December 31, 2021, there were 7,654,572 and 2,530,092 warrants outstanding, respectively.

As of December 31, 2022, the Company had registered warrants of 2,386,092 of the 7,654,572 warrants issued and outstanding.

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 – STOCK-BASED COMPENSATION

For the years ended December 31, 2022 and 2021, stock-based compensation expense recognized in SG&A expenses was $2,973,234 and $3,758,424, respectively.

Stock Award Plans

The Company maintains stock incentive plans to attract, motivate and retain management, key employees, directors, and consultants. These plans provide for discretionary awards of, among others, stock options, stock awards, stock unit awards, and stock appreciation rights to participants (collectively, share-based awards).

Restricted Stock Awards

The following table summarizes our restricted stock awards activity:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2020	-
Granted	1,506,000	4.13
Vested	(633,889)	3.94
Forfeited	(4,611)	3.81
Outstanding as of December 31, 2021	867,500	4.20
Granted	136,000	2.72
Vested	(543,500)	3.78
Forfeited	-	-
Outstanding as of December 31, 2022	460,000	4.32

As of December 31, 2022, there was approximately $2.3 million of net unrecognized compensation cost related to unvested stock-based compensation to be recognized over the remaining weighted average period of 1.4 years.

Stock Options

Stock options outstanding at December 31, 2022 and 2021, as disclosed in the below table, have approximately ($6.1) million and ($2.8) million of intrinsic value, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the years ended December 31, 2022 and 2021, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2021	599,092	$2.35	$-	9.91
Granted	1,650,000	$5.24	$3.23	5.31
Exercised	(19,200)	$1.00	$-	-
Cancelled	(50,000)	$1.25	$-	-
Expired	-	$-	$-	-
Balance outstanding at December 31, 2021	2,179,892	$4.54	$2.44	5.93

Options exercisable at December 31, 2021	929,892	$3.53	$1.37	7.36

Balance at January 1, 2022	2,179,892	$4.54	$2.44	5.93
Granted	190,000	$1.92	$1.43	6.85
Exercised	-	$-	$-	-
Cancelled	(250,000)	$5.35	$-	-
Expired	(191)	$-	$-	-
Balance outstanding at December 31, 2022	2,119,701	$4.16	$2.25	5.23

Options exercisable at December 31, 2022	1,259,701	$3.51	$1.68	6.25

For the year ended December 31, 2021, the Company granted 1,650,000 stock options valued at approximately $2.89 - $3.24 per option, using a Black-Scholes option pricing model with the following assumptions: stock price of $3.81-$5.37 per share (based on closing price of the Company’s common stock on the date of grant), volatility of 75% - 80%, expected term of 5-10 years, and a risk free interest rate of 0.28%.

For the year ended December 31, 2022, the Company granted 190,000 stock options valued at approximately $1.10 - $1.92 per option, using a Black-Scholes option pricing model with the following assumptions: stock price of $1.71 - $2.20 per share (based on closing price of the Company’s common stock on the date of grant), volatility of 75% - 100%, expected term of 5 to 10 years and a risk free interest rate of 2.66% to 4.39%.

As of December 31, 2022, there was approximately $2.7 million of net unrecognized compensation cost related to unvested stock options to be recognized over the remaining weighted average period of 3.73 years.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 – INCOME TAXES

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

The tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10.0 million at 35%, with a flat rate of 21%. Due to the continuing loss position of the Company, such changes should not be material.

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

The components of earnings before income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,
	2022	2021
Net loss after loss in equity method investment and before income taxes:
Domestic	$(9,449,000)	$(8,188,000)
Foreign	362,000	80,000
	$(9,087,000)	$(8,108,000)

Income tax provision (benefit) consists of the following for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Income tax provision (benefit):
Current
Federal	$-	$-
State	-	-
Foreign	87,000	15,000
Total current	87,000	15,000
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total income tax provision (benefit)	$87,000	$15,000

The Company’s wholly owned subsidiary, GTC, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Its estimated tax liability for December 31, 2022 and 2021 is approximately $87,000 and $15,000, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 – INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2022	2021
	$	$
Federal income tax provision (benefit) at statutory rate	$(1,984,000)	$1,736,000
State tax expense net of federal tax benefit	(411,000)	211,000
State tax expense federal impact	45,000	29,000
Non-deductible expenses	-	(320,000)
State rate change adjustment	(214,000)	(138,000)
Foreign taxes at rate different than US Taxes	87,000	(2,000)
Other true-ups	106,000	188,000
Change in valuation allowance	2,458,000	(1,689,000)
Income tax provision (benefit)	$87,000	$15,000

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2022		December 31, 2021
Deferred tax assets:
Net operating loss carryforward		$3,658,000	$2,455,000
Property plant and equipment and intangibles asset		130,000	132,000
Equity method investment loss		441,000	-
Stock-based compensation		1,949,000	1,133,000
Total deferred tax assets		$6,178,000	$3,720,000

Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	$		$-
Total deferred tax liabilities	$		$-

Net deferred tax asset before valuation allowance		$6,178,000	$3,720,000
Less: valuation allowance		(6,178,000)	(3,720,000)
Net deferred tax asset	$		$-

The net operating loss carryforward increased from approximately $10.2 million at December 31, 2021 to $14.8 million at December 31, 2022. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2022 and 2021, due to the uncertainty of realizing the deferred income tax assets. The change in the valuation allowance for 2022 was approximately $2.5 million. Out of the approximately $14.8 million net operating losses carry forward, approximately $2.9 million will begin to expire in 2036 and approximately $11.9 million will have an indefinite life.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 – INCOME TAXES (CONTINUED)

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns for 2018 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple states and foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2022 and 2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2022 and 2021, there were no penalties or interest recorded in income tax expense.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The success of our business depends on our global operations, including our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced shortages in inventory due to manufacturing issues, a reduction in the volume of sales in some parts of our business, such as rental sales and direct website sales, and a reduction in personnel due to lockdown related issues. Our results of operations for years ended December 31, 2022 and for the year ended December 31, 2021, reflect this impact; however, we expect that this trend may continue, and the full extent of the impact is unknown. In recent months, some governmental agencies in the US and Europe, where we produce the largest percentage of our sales, have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted.

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

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 - LEASE OBLIGATIONS

The Company has entered into a number of lease arrangements under which the Company is the lessee. These leases are classified as operating leases. In addition, the Company has elected the short-term lease practical expedient in ASC Topic 842 related to real estate leases with terms of one year. The following is a summary of the Company’s lease arrangements.

Operating Lease Agreements

On December 2, 2021, the Company entered into a 62-month lease for 4,141 square feet of office space in Florida, for $186,345 annually. The rent increases 3% annually. The lease commenced upon occupancy on June 13, 2022, and will expire on August 31, 2027.

For our facilities in Poole, England, we rent office and warehouse space of approximately 2,660 square feet for £30,000 annually or approximately USD $37,107, based on a yearly average exchange rate of 1.2369 GBP:USD. The Poole lease was renewed on October 6, 2022, and will expire October 31, 2023. This renewal is not representative in the table future minimum lease payments, for the year ended December 31, 2022.

The Florida lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

The rate implicit to the Florida lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities during the year ended December 31, 2022 was 3.75%. Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2022, we have not recognized any impairment losses for our ROU assets.

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

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 - LEASE OBLIGATIONS (CONTINUED)

We recognized lease costs associated with all leases as follows:

	For the Year Ended December 31,
	2022	2021
Operating lease cost:
Fixed rent expense	$100,818	$35,112
Total Lease Costs	$100,818	$35,112

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$101,471	$32,936
Total cash paid for lease liabilities	$101,471	$32,936

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$854,862	$22,643

Operating lease liabilities:
Current portion	208,660	19,763
Long-term portion	649,895	-
	$858,555	$19,763

Weighted average remaining lease term (years)	5.50	0.58
Weighted average discount rate	3.75%	6.00%

Future minimum lease payments are as follows:

Minimum
Lease
Years Ending December 31,	Payment
2023	$211,059
2024	194,814
2025	200,659
2026	206,679
2027	122,870
Total undiscounted future non-cancelable minimum lease payments	936,081
Less: Imputed interest	(77,526)
Present value of lease liabilities	$858,555
Weighted average remaining term	5.50

NOTE 18 – RELATED PARTY TRANSACTIONS

As of December 31, 2022, the accounts payable due to related party includes $21,617 due to Charles Fernandez, $720 due to David Phipps and accounts payable due to Paul Thomson of $6,130. Total related party payments due as of December 31, 2022 and December 31, 2021 are $28,467 and $35,308, respectively. Those related party payables are non-interest bearing and due on demand.

The Company uses an American Express account for Orbital Satcom Corp and an American Express account for GTC, both in the name of David Phipps who personally guarantees the balance owed.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18 – RELATED PARTY TRANSACTIONS (CONTINUED)

For the year ended December 31, 2022 and 2021, the Company employed five individuals related to Mr. Phipps who earned gross wages totaling $55,786 and $188,384, respectively.

On July 12, 2022, the Company hired Lauren Sturges Fernandez, the spouse of Mr. Fernandez, as Manager of Digital Assets. Mrs. Fernandez is an at-will employee with an annual salary of $95,000. On September 22, 2022, Mrs. Fernandez’s title was changed to Chief of Staff and Special Assistant to the Chairman of the Board, her salary remains the same. Previously Mrs. Fernandez was a consultant and earned compensation for her services of $10,995, for the year ended December 31, 2022.

January Offering. The Company received gross proceeds from the sale of the Common Stock in the January Offering of approximately $7.2 million, which closed on January 5, 2022. Approximately 73% of funds raised in the Offering were secured from existing shareholders, and from members of the Company’s senior management and Board of Directors. The following table represents the related party investment:

Investor	Position held at NextPlat	Shares of Common Stock Purchased	Aggregate Purchase Price
Charles M. Fernandez	Executive Chairman and Chief Executive Officer	679,013	$2,200,002
David Phipps	Director and President of Orbsat. Chief Executive Officer of Global Operations	46,297	$150,002
Douglas Ellenoff Shares are deemed to be indirectly beneficially owned through Sabrina Allan, Mr. Ellenoff’s wife. Mr. Ellenoff has the power to vote and dispose of the shares.	Vice Chairman and Chief Business Development Strategist	46,297	$150,002
Louis Cusimano	Director	15,433	$50,003
Paul R. Thomson	Senior Vice President – Mergers, Acquisitions and Special Projects	15,433	$50,003

On January 20, 2022, the Company appointed Rodney Barreto, to its Board. Mr. Barreto was a participant of the January offering and purchased 370,701 shares of common stock for $3.24 per share or approximately $1.2 million. Mr. Barreto’s investment represented 17% of the total.

Progressive Care Inc. Following the consummation of the Company’s investment in Progressive Care Inc. on September 2, 2022, our Chairman and Chief Executive Officer, Charles M. Fernandez, and our board member, Rodney Barreto, were appointed to Progressive Care’s Board of Directors, with Mr. Fernandez appointed to serve as Chairman of Progressive Care’s Board of Directors and Mr. Barreto appointed to serve as a Vice Chairman of Progressive Care’s Board of Directors. On November 11, 2022, the Progressive Care board of directors elected Mr. Fernandez as the Chief Executive Officer of Progressive Care. In addition, on September 2, 2022, NextPlat, Messrs. Fernandez and Barreto and certain other purchasers purchased from Iliad Research and Trading, L.P. (“Iliad”) a Secured Convertible Promissory Note, dated March 6, 2019, made by Progressive Care to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.79 million. The aggregate purchase price paid to Iliad for the Note was $2.3 Million of which NextPlat contributed $1 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”). In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with Progressive Care. In consideration of the concessions in the Debt Modification Agreement, Progressive Care issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Charles Fernandez and Rodney Barreto, received 45,653, 18,261, and 18,261 shares, respectively, in each case after giving effect to a 1-for-200 reverse stock split enacted by Progressive Care on December 30, 2022.

Next Borough Capital Fund, LP. Mr. Charles M. Fernandez, the Chairman and Chief Executive Officer of the Company, and Mr. Rodney Barreto, a member of the Company’s Board of Directors (the “Board”) and Audit Committee Chairman, intend to participate in a newly formed fund – Next Borough Capital Fund, LP (“Next Borough Fund”) – with investors affiliated with Dawson James Securities, Inc., Robert Keyser and other groups and individuals that may have direct and indirect ownership interests in the Company. Next Borough Fund will be managed by Next Borough Capital Management, LLC (“Next Borough Manager”). eAperion Partners LLC, a company wholly owned by Mr. Fernandez, would own 33% of Next Borough Manager and that Mr. Barreto would own 5%. Mr. Fernandez would serve as the Chairman and Co-Portfolio Manager of Next Borough Manager and Mr. Barreto would serve as the Vice Chairman of Next Borough Manager.

December Offering. On December 14, 2022, the Company closed a private placement for the sale of 4,575,429 units (each, a “Unit”), each Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), and (ii) one warrant to purchase one share of Common Stock (each, a “Warrant”). The offering price of the Units was $1.75 per Unit. The Warrants included in the Units are exercisable at a price of $1.75 per share and expire three years from the date of issuance. Related party investment represented 48%, of the approximately $8.0 million of the funds raised.

Investor	Position held at NextPlat	Shares of Common Stock Purchased	Warrants to purchase Common Stock	Aggregate Purchase Price
eAperion Partners LLC, principal Charles M. Fernandez	Executive Chairman and Chief Executive Officer	1,085,714	1,085,714	$1,900,000
David Phipps	Director and President of NextPlat. Chief Executive Officer of Global Operations	28,500	28,500	$49,875
RLB Market Investments LLC, principal, Rodney Barreto	Director	1,085,714	1,085,714	$1,900,000

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19 - CONCENTRATIONS

Customers:

Amazon accounted for 54.3% and 63.6% of the Company’s revenues during the years ended December 31, 2022 and 2021, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021

Network Innovations	$979,884	11.2%	$658,642	10.6%
Garmin	$1,821,158	20.9%	$1,102,230	17.7%
Globalstar Europe	$635,053	7.3%	$725,315	11.6%
SatCom Global	$743,883	8.5%	$973,652	15.6%
Cygnus Telecom	$1,837,273	21.1%	$800,008	12.8%

Geographic:

The following table sets forth revenue as to each geographic location, for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021

Europe	$8,617,880	73.7%	$5,146,336	66.5%
North America	2,150,742	18.3%	1,776,288	22.9%
South America	45,027	0.4%	37,139	0.5%
Asia & Pacific	760,447	6.5%	695,770	9.0%
Africa	136,046	1.1%	84,377	1.1%
	$11,710,142	100%	$7,739,910	100%

NOTE 20 – SUBSEQUENT EVENTS

On January 5, 2023, the Company received notice from The Nasdaq Stock Market, Inc. (“Nasdaq”) that we are out of compliance with the Nasdaq rules for continued listing (Listing Rules 5620(a) and 5810(c)(2)(G)) as a result of our failure to hold an annual meeting of shareholders within twelve months of the end of its fiscal year ended December 31, 2021. The Company submitted a plan of compliance in response to the notice, which Nasdaq accepted, and was granted an exception of up to May 31, 2023, to regain compliance.

On January 27, 2023, the Company issued a press release (a copy of which is furnished herewith as exhibit 99.1) announcing that its 2023 Annual Meeting of Stockholders (“2023 Annual Meeting”) will be held on Wednesday, May 31, 2023. The 2023 Annual Meeting will be a completely virtual meeting conducted via webcast. The close of business on April 3, 2023, shall be the record date for the determination of stockholders entitled to notice of and to vote during the 2023 Annual Meeting and any adjournment thereof.

On February 17, 2023 the Company entered into a master intercompany note with and between its subsidiaries, Orbital Satcom Corp. and Global Telesat Communications Limited (individually, “the Payor” or “the Payee”), under which all intercompany loans and advances are payable on demand. Each Payor promises also to pay interest, if any, on the unpaid principal amount of all such loans and advances in like money at said location from the date of such loans and advances until paid at such rate per annum as shall be agreed upon from time to time by such Payor and such Payee.

