Form 10-Q
period 2023-03-31
NextPlat Corp
filed 2023-05-15
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 12, 2023
Common Stock, $0.0001 par value	18,489,596

FORM 10-Q

i

Part I Financial Information

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of NextPlat Corp, (“NextPlat,” the “Company,” “we,” or “our”), for the three months ended March 31, 2023 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$16,719,968	$18,891,232
Accounts receivable	956,098	383,786
Inventory	2,163,521	1,286,612
Unbilled revenue	-	141,702
VAT receivable	509,538	432,769
Prepaid expenses – current portion	77,688	45,679
Total Current Assets	20,426,813	21,181,780

Property and equipment, net	1,159,041	1,245,802

Right of use assets, net	806,249	854,862
Intangible assets, net	43,750	50,001
Equity method investment	5,228,361	5,260,525
Prepaid expenses – long term portion	49,226	49,078
Total Other Assets	6,127,586	6,214,466
Total Assets	$27,713,440	$28,642,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,795,298	$1,518,095
Contract liabilities	33,820	36,415
Note payable Coronavirus loans– current portion	61,840	60,490
Due to related party	26,548	28,467
Operating lease liabilities - current	207,733	208,660
Income taxes payable	96,347	94,244
Liabilities from discontinued operations	112,397	112,397
Total Current Liabilities	2,333,983	2,058,768

Long Term Liabilities:
Notes payable Coronavirus – long term	144,293	156,266
Operating lease liabilities – long term	607,720	649,895
Total Liabilities	3,085,996	2,864,929

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock ($0.0001 par value; 3,333,333 shares authorized)	-	-
Common stock ($0.0001 par value; 50,000,000 shares authorized, 14,441,025 and 14,402,025 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	1,444	1,440
Additional paid-in capital	57,023,736	56,963,200
Accumulated deficit	(32,334,034)	(31,146,804)
Accumulated other comprehensive loss	(63,702)	(40,717)
Total Stockholders’ Equity	24,627,444	25,777,119

Total Liabilities and Stockholders’ Equity	$27,713,440	$28,642,048

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months	Three Months
	Ended	Ended
	March 31, 2023 (Unaudited)	March 31, 2022 (Unaudited)

Net sales	$2,876,153	$3,577,778

Cost of sales	2,255,339	2,776,685

Gross profit	620,814	801,093

Operating expenses:
Selling, general and administrative	788,633	574,350
Salaries, wages and payroll taxes	588,119	635,576
Professional fees	320,930	326,213
Depreciation and amortization	161,594	99,569
Total operating expenses	1,859,276	1,635,708

Loss before other (income) expense	(1,238,462)	(834,615)

Interest expense	5,139	3,243
Interest earned	(10,127)	(4,956)
Other income	(50,000)	-
Foreign currency exchange rate variance	(28,408)	17,181
Total other (income) expense	(83,396)	15,468

Loss before equity method investment	(1,155,066)	(850,083)

Equity in net loss of affiliate	(32,164)	-

Net loss	$(1,187,230)	$(850,083)

Comprehensive loss:
Net loss	$(1,187,230)	$(850,083)
Foreign currency translation adjustments	(22,985)	(15,330)
Comprehensive loss	$(1,210,215)	$(865,413)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	14,415,458	9,166,877

Basic and diluted net loss per share	$(0.08)	$(0.09)

See the accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023 (Unaudited)

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2022	14,402,025	$1,440	56,963,200	$(31,146,804)
Issuance of common stock related to restricted stock award	39,000	4	60,536	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(1,187,230)
Balance, March 31, 2023	14,441,025	$1,444	$57,023,736	$(32,334,034)

For the Three Months Ended March 31, 2022 (Unaudited)

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2021	7,053,146	$705	$39,513,093	$(21,986,215)
Issuance of common stock related to offering	2,229,950	223	7,004,815
Issuance of common stock related to restricted stock award	10,000	1	34,799	-
Comprehensive loss	-	-	-	-
Net loss	-	-	-	(850,083)
Balance, March 31, 2022	9,293,096	$929	$46,552,707	$(22,836,298)

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023 (Unaudited)

	Comprehensive	Stockholders’
	Loss	Equity

Balance, December 31, 2022	$(40,717)	$25,777,119
Issuance of common stock related to restricted stock award	-	60,540
Comprehensive loss	(22,985)	(22,985)
Net loss	-	(1,187,230)
Balance, March 31, 2023	$(63,702)	$24,627,444

For the Three Months Ended March 31, 2022 (Unaudited)

	Comprehensive	Stockholders’
	Income (Loss)	Equity

Balance, December 31, 2021	$3,236	$17,530,819
Issuance of common stock related to offering	-	7,005,038
Issuance of common stock related to restricted stock award	-	34,800
Comprehensive loss	(15,330)	(15,330)
Net loss	-	(850,083)
Balance, March 31, 2022	$(12,094)	$23,705,244

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

	March 31, 2023 (Unaudited)	March 31, 2022 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,187,230)	$(850,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	155,344	93,319
Amortization of intangible asset	6,250	6,250
Amortization of right of use assets	48,613	8,803
Share of loss from equity method investment	32,164	-
Stock-based compensation	243,285	34,800
Change in operating assets and liabilities:
Accounts receivable	(572,312)	(70,307)
Inventory	(876,909)	(453,496)
Unbilled revenue	141,702	8,278
Prepaid expense	(32,009)	(26,232)
Other current assets	-	48,539
VAT receivable	(76,769)	33,044
Accounts payable and accrued expenses	94,458	352,201
Lease liabilities	(43,102)	(8,718)
Income taxes payable	2,103	(38,555)
Contract liabilities	(2,595)	(6,401)
Net cash used in operating activities	(2,067,007)	(868,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(68,582)	(67,997)
Net cash used in investing activities	(68,582)	(67,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) note payable, related party, net	(1,919)	19,737
Proceeds from common stock offering	-	5,605,038
Repayments to note payable Coronavirus loans	(10,623)	(16,422)
Net cash (used in) provided by financing activities	(12,542)	5,608,353

Effect of exchange rate on cash	(23,133)	(31,841)

Net (decrease) increase in cash	(2,171,264)	4,639,957
Cash beginning of period	18,891,232	17,267,978
Cash end of period	$16,719,968	$21,907,935

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$4,988	$3,243
Income tax	$-	$38,555
Non-cash adjustments during the period for
Common stock issued for stock subscription payable	$-	$1,400,000

See the accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context requires otherwise, references to the “Company”, “we”, “us”, “our”, “our Company”, or “our business” refer to Nextplat Corp and its subsidiaries.

Note 1. Organization & Nature of Operations.

NextPlat Corp, a Nevada corporation (the “Company”, “NextPlat”, “we”), formerly Orbsat Corp was incorporated in 1997. The Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts on platforms such as Alibaba, Amazon and Walmart. These e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. NextPlat has announced its intention to broaden its e-commerce platform and is implementing a comprehensive system upgrade to support this initiative. The Company has also begun the design and development of a next generation platform for digital assets built for Web3 (an internet service built using decentralized blockchains). This new platform (“NextPlat Digital”) is currently in the design and development phase and will enable the use of a range of digital assets, such as non-fungible tokens (“NFTs”), in e-commerce and in community-building activities. In addition, we provide a comprehensive array of Satellite Industry communication services and related equipment sales.

Our wholly-owned subsidiary, Global Telesat Communications Limited (“GTC”), was formed under the laws of England and Wales in 2008. On February 19, 2015, we entered into a share exchange agreement with GTC and all of the holders of the outstanding equity of GTC pursuant to which we acquired all of the outstanding equity in GTC.

Our wholly-owned subsidiary, Orbital Satcom Corp. (“Orbital Satcom”), a Nevada corporation, was formed on November 14, 2014.

On June 22, 2022, NextPlat B.V. (“NXPLBV”) was formed in Amsterdam, Netherlands, as a wholly owned subsidiary of NextPlat Corp. Presently, NXPLBV does not have any active operations.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2022 Form 10-K, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Form 10-K. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of comprehensive loss, statements of stockholders’ equity and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

These Condensed Consolidated Financial Statements have been prepared by management in accordance with general accepted accounting principles in the United States of America (“U.S. GAAP”) and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Use of Estimates

In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, and common stock and options issued for services, receivables, the useful lives of property and equipment, and intangible assets, the estimate of the fair value of the lease liability and related right of use assets and the estimates of the valuation allowance on deferred tax assets and corporate income taxes.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1. to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies for the three months ended March 31, 2023.

Cash

The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, approximately $16.2 million, are unsecured. In April 2023, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. This will reduce the Company’s risk as it relates to uninsured FDIC amounts in excess of $250,000.

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

The relevant translation rates are as follows: for the three months ended March 31, 2023, closing rate at 1.23 US$: GBP, quarterly average rate at 1.21 US$: GBP, for the three months ended March 31, 2022, closing rate at 1.31 US$: GBP, quarterly average rate at 1.34 US$: GBP, for the year ended 2022 closing rate at 1.21 US$: GBP, yearly average rate at 1.24 US$: GBP.

Unearned Revenue

Contract liabilities are shown separately in the condensed consolidated balance sheets as current liabilities. At March 31, 2023 and December 31, 2022, we had contract liabilities of approximately $34,000 and $36,000, respectively.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an impairment model based on expected, rather than incurred, losses. Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance effective January 1, 2023 and the adoption had no material impact on our condensed consolidated financial statements and related disclosures. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables.

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

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Earnings (Loss) per Share

Net income (loss) per common share is calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. In periods where the Company has a net loss, all dilutive securities are excluded.

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common shareholders	$(1,187,230)	$(850,083)

Basic weighted average common shares outstanding	14,415,458	9,166,877
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	14,415,458	9,166,877

Basic weighted average loss per common share	$(0.08)	$(0.09)
Diluted weighted average loss per common share	$(0.08)	$(0.09)

Note 5. Inventory

At March 31, 2023 and December 31, 2022, inventory consisted of the following:

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Finished goods	$2,163,521	$1,286,612
Less reserve for obsolete inventory	-	-
Total	$2,163,521	$1,286,612

Note 6. VAT Receivable

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result of the UK’s departure from the EU. For the three months ended March 31, 2023 and the year ended December 31, 2022, the Company recorded a receivable in the amount of approximately $510,000 and $433,000, respectively, for amounts available to reclaim against the tax liability from UK and EU countries.

Note 7. Prepaid Expenses

Prepaid expenses current and long term amounted to approximately $78,000 and $49,000, respectively at March 31, 2023, as compared to $46,000 and $49,000, respectively at December 31, 2022. Prepaid expenses include prepayments in cash for accounting fees, public company expenses, insurance, prepayments in equity instruments, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Office furniture and fixtures	$128,605	$128,252
Computer equipment	77,243	72,345
Rental equipment	46,099	37,531
Appliques	2,160,096	2,160,096
Leasehold improvements	47,824	47,792
Website development	721,022	665,030
Property and equipment gross	3,180,889	3,111,046
Less: accumulated depreciation	(2,021,848)	(1,865,244)
Property and equipment, net	$1,159,041	$1,245,802

Depreciation expense was approximately $155,000 and $93,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 9. Intangible Assets, net

Intangible assets, net consist of customer contracts purchased as part of the GTC acquisition in 2014.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of customer contracts is included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Loss. For the three months ended March 31, 2023 and 2022, the Company recognized amortization expense of $6,250 and $6,250, respectively. Future amortization of intangible assets is as follows:

2023 (nine months)	$18,750
2024	25,000
Total	$43,750

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Accounts payable	$1,312,170	$1,194,067
Rental deposits	4,422	4,325
Customer deposits payable	62,093	86,462
Accrued wages & payroll liabilities	27,835	23,040
VAT liability & sales tax payable	104,470	5,685
U.K. income tax payable	5,847	23,771
Accrued legal fees	-	84,685
Accrued stock based compensation	182,745	-
Pre-merger accrued other liabilities	88,448	88,448
Accrued interest	-	356
Accrued other liabilities	7,268	7,256
Total	$1,795,298	$1,518,095

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Coronavirus Loan

On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP:USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) was made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government. The proceeds from the Debenture were used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand.

As of March 31, 2023, and December 31, 2022, the Company has recorded approximately $62,000 and $60,000 as current portion of notes payable and approximately $144,000 and $156,000 as notes payable long term, respectively.

Note 12. Stockholders’ Equity

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. No preferred stock was outstanding for any year presented. As of March 31, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of March 31, 2023, 14,441,025 shares of common stock were issued and outstanding.

Listing on the Nasdaq Capital Market

Our common stock and warrants have been trading on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022. Prior to January 21, 2022, our common stock and warrants were traded on the Nasdaq Capital Market under the symbols “OSAT” and “OSATW,” respectively.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Stock-Based Compensation

For the three months ended March 31, 2023 and 2022, stock-based compensation expense recognized in selling, general and administrative expenses was approximately $243,000 and $35,000, respectively. There were no income tax benefits recognized from stock-based compensation during the three months ended March 31, 2023 and 2022 due to cumulative losses and valuation allowances.

Note 14. Related Party Transactions

On February 1, 2023, the Company entered into a Management Services Agreement with Progressive Care Inc. (“Progressive Care”) to provide certain management and administrative services to Progressive Care for a $25,000 per month fee. During the three months ended March 31, 2023, the Company received $50,000 from Progressive Care as management fees and this amount is included in other income on the condensed consolidated statements of comprehensive loss.

On July 12, 2022, the Company hired Lauren Sturges Fernandez, the spouse of Mr. Fernandez, as Manager of Digital Assets. Mrs. Fernandez is an at-will employee with an annual salary of $95,000. On September 22, 2022, Mrs. Fernandez’s title was changed to Chief of Staff and Special Assistant to the Chairman of the Board, with no change to her salary. Previously Mrs. Fernandez was a consultant and earned compensation for her services of $10,995 for the year ended December 31, 2022. In April 2023, Mrs. Fernandez’s annual salary increased to $125,000, which was approved by the Board of Directors.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Commitments and Contingencies

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

Note 16. Leases

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

For our facilities in Poole, England, we rent office and warehouse space of approximately 2,660 square feet for £30,000 annually or approximately USD $37,107, based on a yearly average exchange rate of 1.24 GBP:USD. The Poole lease was renewed on October 6, 2022, and will expire October 31, 2023.

The Florida lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

The rate implicit to the Florida lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities for the three months ended March 31, 2023 and for the year ended December 31, 2022 was 3.75%. Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of March 31, 2023 and December 31, 2022, we have not recognized any impairment losses for our ROU assets.

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

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17. Concentrations

Customers:

Sales to customers through Amazon accounted for 57.2% and 45.9% of the Company’s revenues during the three months ended March 31, 2023 and 2022, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2023 and 2022 (unaudited).

	March 31, 2023		March 31, 2022

Iridium Satellite	$527,681	18.6%	$-	-%
Garmin	$594,441	20.9%	$415,965	14%
Network Innovations	$334,184	11.8%	$320,516	10.8%
Cygnus Telecom	$308,668	10.9%	$940,914	31.7%

Geographic:

The following table sets forth revenue as to each geographic location, for the three months ended March 31, 2023 and 2022 (unaudited):

	March 31, 2023		March 31, 2022

Europe	$2,063,354	71.7%	$2,899,398	81.00%
North America	585,796	20.4%	437,216	12.20%
South America	9,274	0.3%	11,773	0.30%
Asia & Pacific	158,500	5.5%	196,169	5.50%
Africa	59,229	2.1%	33,222	1.00%
	$2,876,153		$3,577,778

Note 18. Subsequent Events

May 2023 Investment in Progressive Care and Debt Conversion

On May 5, 2023, NextPlat entered into a Securities Purchase Agreement (the “SPA”) with Progressive Care, pursuant to which the Company agreed to purchase 455,000 newly issued units of securities from Progressive Care (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, of Progressive Care (“Common Stock”) and one warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term and will be immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of Common Stock. On May 9, 2023, NextPlat and Progressive Care closed the transactions contemplated in the SPA. Progressive Care intends to use the net proceeds from the Unit Purchase for its working capital needs.

Simultaneous with the closing, Progressive Care entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by Progressive Care in the original face amount of approximately $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share. Of the total 1,312,379 shares of Common Stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Executive Chairman and Chief Executive Officer of NextPlat, received 228,240 shares, and Rodney Barreto received 228,240 shares. In addition, each of the Holders also received a warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock.

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At the same time, Progressive Care and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, Progressive Care agreed to issue, and NextPlat Corp agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10 million of secured convertible debentures from the Company (the “Debentures”). Pursuant to the Amendment, NextPlat and Progressive Care agreed to amend the Debenture Purchase Agreement and the form of Debenture to have a conversion price of $2.20 per share. At present, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

In addition, Progressive Care issued warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock.

Alibaba Merchant Sourcing Agreement

On April 20, 2023, the Company and Alibaba.com Singapore E-Commerce Private Limited, a company organized under the laws of Singapore (“Alibaba”), entered into a Merchant Sourcing Agreement (the “Agreement”) pursuant to which the Company and Alibaba will collaborate in a non-exclusive manner to increase the sale of products produced and sold by American companies to the Chinese consumer market on the Tmall Global e-commerce platform. The Agreement has a term of ninety (90) days.

April 2023 Private Placement of Common Stock

On April 5, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale by the Company in a private placement of 3,428,571 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”). The offering price of the Common Stock was $1.75 per share, the closing price of the Common Stock on April 4, 2023. On April 11, 2023, the Private Placement closed. Upon the closing of the Private Placement, the Company received gross proceeds of approximately $6.0 million. The Company sold the Common Stock to the Investor in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. The Investor represented that it is acquiring the Common Stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the Common Stock has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this report. Statements made in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report on Form 10-Q that do not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company’s products, as well as other factors, many or all of which may be beyond the Company’s control. Consequently, investors should not place undue reliance upon forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

You should consider the risks and difficulties frequently encountered by early-stage companies, particularly those engaged in new and rapidly evolving markets and technologies. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, and our subsequent public filings with the SEC.

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

April 2023 Private Placement of Common Stock

On April 5, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale by the Company in a private placement of 3,428,571 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”). The offering price of the Common Stock was $1.75 per share, the closing price of the Common Stock on April 4, 2023. On April 11, 2023, the Private Placement closed. Upon the closing of the Private Placement, we received gross proceeds of approximately $6.0 million. The Company sold the Common Stock to the Investor in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. The Investor represented that it is acquiring the Common Stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the Common Stock has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

May 2023 Investment in Progressive Care and Debt Conversion

On May 5, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with Progressive Care, pursuant to which we agreed to purchase 455,000 newly issued units of securities from Progressive Care (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, of Progressive Care (“Common Stock”) and one warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term and will be immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of Common Stock. On May 9, 2023, NextPlat and Progressive Care closed the transactions contemplated in the SPA. Progressive Care intends to use the net proceeds from the Unit Purchase for its working capital needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Simultaneous with the closing, Progressive Care entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by Progressive Care in the original face amount of approximately $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share. Of the total 1,312,379 shares of Common Stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Executive Chairman and Chief Executive Officer of NextPlat, received 228,240 shares, and Rodney Barreto received 228,240 shares. In addition, each of the Holders also received a warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock.

At the same time, Progressive Care and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, Progressive Care agreed to issue, and NextPlat Corp agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10 million of secured convertible debentures from the Company (the “Debentures”). Pursuant to the Amendment, NextPlat and Progressive Care agreed to amend the Debenture Purchase Agreement and the form of Debenture attached as an exhibit thereto to have a conversion price of $2.20 per share. At present, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

We own approximately 38.4% of the total outstanding voting securities of Progressive Care, and we expect to exercise and/or convert such portion of the convertible and exercisable Progressive Care securities we own to increase its equity holdings in Progressive Care to more than 50% of Progressive Care’s issued and outstanding voting securities. Progressive Care, through its subsidiaries, is a Florida health services organization and provider of prescription pharmaceuticals, compounded medications, provider of tele-pharmacy services, the sale of anti-retroviral medications, medication therapy management (MTM), the supply of prescription medications to long-term care facilities, and health practice risk management.

Alibaba Merchant Sourcing Agreement

On April 20, 2023, the Company and Alibaba.com Singapore E-Commerce Private Limited, a company organized under the laws of Singapore (“Alibaba”), entered into a Merchant Sourcing Agreement (the “Agreement”) pursuant to which the Company and Alibaba will collaborate in a non-exclusive manner to increase the sale of products produced and sold by American companies to the Chinese consumer market on the Tmall Global e-commerce platform. The Agreement has a term of ninety (90) days. The agreement gives us the right to utilize the Tmall Global e-commerce platform for use by NextPlat’s Customers in the sale of their products to the Chinese consumer market and will provide NextPlat Customers a turn-key solution through which products can be sold to the Chinese consumer market. NextPlat Customers are defined as companies primarily based in and producing products in the United States and throughout all of the Americas.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2022 Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations for the Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Revenue. Sales for the three months ended March 31, 2023, consisted primarily of sales of satellite phones, tracking devices, accessories, and airtime plans. For the three months ended March 31, 2023, revenues generated were approximately $2.9 million compared to $3.6 million of revenues for the three months ended March 31, 2022, a decrease in total revenues of approximately $0.7 million or 19.6%.

Total sales for Global Telesat Communications Ltd. were approximately $2.2 million for the three months ended March 31, 2023, as compared to $2.6 million for the three months ended March 31, 2022, a decrease of approximately $0.4 million or 16.2%. The decrease was mainly attributable to the unfavorable change in the foreign exchange rates of approximately $0.2 million and sales due to outbreak of the war in Ukraine during the first quarter of 2022 of approximately $1.0 million, which was non-recurring during the same period in 2023. Excluding these factors sales increased by approximately $0.8 million for the first quarter of 2023 when compared to the same period in 2022.

Total sales for Orbital Satcom Corp. were approximately $0.7 million for the three months ended March 31, 2023 as compared to approximately $1.0 million for the three months ended March 31, 2022, a decrease of approximately $0.3 million or 28.7%. The decrease in revenues were mainly attributable to the outbreak of war in Ukraine during the first quarter of 2022, which was non-recurring in 2023 of approximately $0.3 million.

Cost of Sales. During the three months ended March 31, 2023, cost of revenues decreased to approximately $2.3 million as compared to $2.8 million for the three months ended March 31, 2022, a decrease of approximately $0.5 million or 18.8%. Gross profit margins during the three months ended March 31, 2023 were 21.6% as compared to 22.4% for the comparable period in the prior year. This decrease in gross margin was largely a result of significantly increased shipping and fuel surcharge costs during the first quarter ended March 31, 2023 as compared to the same period in 2022.

Operating Expenses. Total operating expenses for the three months ended March 31, 2023, were approximately $1.9 million, an increase of approximately $0.3 million or 13.7%, from total operating expenses for the three months ended March 31, 2022, of approximately $1.6 million. Factors contributing to the increase are described below.

Selling, general and administrative (“SG&A”) expenses were approximately $0.8 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately $0.2 million or 37.3%. The increase for the three months ended March 31, 2023 was mainly attributable to the increase in stock-based compensation of approximately $0.2 million when compared to the same period in 2022.

Salaries, wages and payroll taxes were approximately $0.6 million for the three months ended March 31, 2023 and 2022.

Depreciation and amortization expenses were approximately $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately $0.1 million or 62.3%. The increase was primarily attributable to fixed assets additions offset by fully amortized assets, as compared to the same period in 2022.

We expect our expenses in each of these areas to continue to increase during fiscal 2023 and beyond as we expand our operations and begin generating additional revenues under our current business.

Total Other (Income) Expense. Our total other (income) expense was approximately $(83,000) and $15,000 during the three months ended March 31, 2023 and 2022, respectively, an overall favorable impact of approximately $98,000. The favorable change was attributable to interest earned, management fees earned, and favorable foreign exchange impact during the first quarter of 2023.

Net Loss. We recorded net loss of approximately $1.2 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase in the net loss was a result of the factors described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comprehensive Loss. We recorded comprehensive losses for foreign currency translation adjustments of approximately $23,000 and $15,000 for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily attributed to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2023, we had a cash balance of approximately $16.7 million. Our working capital was approximately $18.1 million at March 31, 2023.

Our current assets at March 31, 2023 decreased 3.6% from December 31, 2022 primarily because of net cash outflows from operations.

Our current liabilities at March 31, 2023 increased approximately $0.3 million from December 31, 2022 primarily because of an increase in accounts payable and accrued liabilities from inventory purchases.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Cash Flow from Operating Activities

Net cash flows used by operating activities for the three months ended March 31, 2023 amounted to approximately $2.1 million and were primarily attributable to our net loss of approximately $1.2 million, adjusted for non-cash expenses including amortization expense of $6,250 and depreciation of approximately $155,000, amortization of right of use assets of approximately $49,000, stock-based compensation of approximately $243,000, loss in equity method investment of approximately $32,000, and net change in operating assets and liabilities of approximately $1.4 million.

Cash Flow from Investing Activities

Net cash flows used in investing activities were approximately $69,000 and $68,000 for three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, we purchased property and equipment of approximately $69,000 and $68,000, respectively.

Cash Flow from Financing Activities

Net cash flows used in financing activities were approximately $13,000 compared to cash provided by financing activities of approximately $5.6 million for the three months ended March 31, 2023 and 2022, respectively. The cash used during the three months ended March 31, 2023 were primarily attributed to payments to related parties of approximately $2,000 and repayments of notes payable for approximately $11,000.

Recent Financing Activities

April 2023 Private Placement of Common Stock

On April 5, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale by the Company in a private placement of 3,428,571 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”). The offering price of the Common Stock was $1.75 per share, the closing price of the Common Stock on April 4, 2023. On April 11, 2023, the Private Placement closed. Upon the closing of the Private Placement, the Company received gross proceeds of approximately $6.0 million. The Company sold the Common Stock to the Investor in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Inherent Limitations on Controls. Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed all compensation payable under his employment agreement executed in June 2021. The Company’s position is that Mr. Seifert is not owed any additional consideration or compensation relating to his prior service with the Company or arising under any employment agreement. The Company and Mr. Seifert are currently engaged in litigation over the matter of his employment and termination. The Company believes it has adequate defenses to Mr. Seifert’s claims and has advanced claims against Mr. Seifert including, but not limited to, breach of the employment agreement, breach of the fiduciary, fraud in the inducement in connection with the employment agreement, fraudulent misrepresentation, and constructive fraud. The Company does not expect to seek substantial monetary relief in the litigation. [This dispute is pending before the District Court for the Southern District of Florida under Case No. 1:21-cv-22436-DPG.]

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

Item 1A. Risk Factors.

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition, and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFEFTY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Management Services Agreement, dated as of February 1, 2023, by and between NextPlat Corp and Progressive Care, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2023	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Cecile Munnik
Chief Financial Officer
(Principal Financial Officer)

