Form 10-Q
period 2023-06-30
NextPlat Corp
filed 2023-08-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 001-40447

NEXTPLAT CORP

(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Mary St., Suite 410, Coconut Grove, FL	33133
(Address of principal executive offices)	(Zip Code)

(305)-560-5355

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	NXPL	The Nasdaq Stock Market Inc.
Warrants	NXPLW	The Nasdaq Stock Market Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 9, 2023
Common Stock, $0.0001 par value	18,699,596

FORM 10-Q

INDEX

i

Part I Financial Information

Item 1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements of NextPlat Corp, (“NextPlat,” the “Company,” “we,” or “our”), for the three and six months ended June 30, 2023 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$20,605,670	$18,891,232
Accounts receivable	589,119	383,786
Inventory	2,066,214	1,286,612
Unbilled revenue	175,410	141,702
VAT receivable	432,777	432,769
Prepaid expenses – current portion	347,341	45,679
Total Current Assets	24,216,531	21,181,780

Property and equipment, net	1,032,006	1,245,802

Right of use assets, net	756,819	854,862
Intangible assets, net	37,500	50,001
Equity method investment	4,820,888	5,260,525
Prepaid expenses – long term portion	49,373	49,078
Total Other Assets	5,664,580	6,214,466
Total Assets	$30,913,117	$28,642,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,284,470	$1,518,095
Contract liabilities	58,873	36,415
Note payable Coronavirus loans– current portion	63,171	60,490
Due to related party	20,000	28,467
Operating lease liabilities - current	204,465	208,660
Income taxes payable	160,974	94,244
Liabilities from discontinued operations	-	112,397
Total Current Liabilities	1,791,953	2,058,768

Long Term Liabilities:
Notes payable Coronavirus – long term	131,607	156,266
Operating lease liabilities – long term	567,071	649,895
Total Liabilities	2,490,631	2,864,929

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock ($0.0001 par value; 3,333,333 shares authorized)	-	-
Common stock ($0.0001 par value; 50,000,000 shares authorized, 18,699,596 and 14,402,025 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	1,870	1,440
Additional paid-in capital	65,171,061	56,963,200
Accumulated deficit	(36,674,775)	(31,146,804)
Accumulated other comprehensive loss	(75,670)	(40,717)
Total Stockholders’ Equity	28,422,486	25,777,119

Total Liabilities and Stockholders’ Equity	$30,913,117	$28,642,048

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$2,957,362	$2,871,479	$5,833,515	$6,449,257

Cost of sales	2,113,491	2,304,090	4,368,830	5,080,775

Gross profit	843,871	567,389	1,464,685	1,368,482

Operating expenses:
Selling, general and administrative	2,519,538	1,160,855	3,308,173	1,735,205
Salaries, wages and payroll taxes	967,756	670,797	1,555,875	1,306,373
Professional fees	543,818	156,990	864,747	483,203
Depreciation and amortization	168,166	111,996	329,759	211,565
Total operating expenses	4,199,278	2,100,638	6,058,554	3,736,346

Loss before other (income) expense	(3,355,407)	(1,533,249)	(4,593,869)	(2,367,864)

Other (income) expense:
Interest expense	4,569	3,681	9,708	6,924
Interest earned	(172,620)	(4,616)	(182,748)	(9,572)
Other income	(265,845)	-	(315,845)	-
Foreign currency exchange rate variance	(40,266)	123,547	(68,673)	140,728
Total other (income) expense	(474,162)	122,612	(557,558)	138,080

Loss before income taxes	(2,881,245)	(1,655,861)	(4,036,311)	(2,505,944)

Income taxes	(52,023)	-	(52,023)	-
Loss before equity method investment	(2,933,268)	(1,655,861)	(4,088,334)	(2,505,944)

Equity in net loss of affiliate	(1,407,473)	-	(1,439,637)	-
Net loss	$(4,340,741)	$(1,655,861)	$(5,527,971)	$(2,505,944)

Comprehensive loss:
Net loss	$(4,340,741)	$(1,655,861)	$(5,527,971)	$(2,505,944)
Foreign currency translation adjustments	(11,968)	(4,788)	(34,953)	(20,118)
Comprehensive loss	$(4,352,709)	$(1,660,649)	$(5,562,924)	$(2,526,062)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	18,071,802	9,293,096	16,253,730	9,230,335

Basic and diluted net loss per share	$(0.24)	$(0.18)	$(0.34)	$(0.27)

See the accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2023

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	14,402,025	$1,440	$56,963,200	$(31,146,804)	$(40,717)	$25,777,119
Issuance of common stock related to restricted stock award	39,000	4	60,536	-	-	60,540
Comprehensive loss	-	-	-	-	(22,985)	(22,985)
Net Loss	-	-	-	(1,187,230)	-	(1,187,230)
Balance, March 31, 2023	14,441,025	$1,444	$57,023,736	$(32,334,034)	$(63,702)	$24,627,444
Issuance of common stock related to April offering	3,428,571	343	5,999,657	-	-	6,000,000
Issuance of common stock related to exercise of warrants	105,000	10	183,740	-	-	183,750
Issuance of common stock related to restricted stock award	725,000	73	1,183,061	-	-	1,183,134
Stock-based compensation in connection with options granted	-	-	780,867	-	-	780,867
Comprehensive loss	-	-	-	-	(11,968)	(11,968)
Net loss	-	-	-	(4,340,741)	-	(4,340,741)
Balance, June 30, 2023	18,699,596	$1,870	$65,171,061	$(36,674,775)	$(75,670)	$28,422,486

For the Three and Six Months Ended June 30, 2022

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	7,053,146	$705	$39,513,093	$(21,986,215)	$3,236	$17,530,819
Issuance of common stock related to offering	2,229,950	223	7,004,815	-	-	7,005,038
Issuance of common stock related to restricted stock award	10,000	1	34,799	-	-	34,800
Comprehensive loss					(15,330)	(15,330)
Net loss				(850,083)		(850,083)
Balance, March 31, 2022	9,293,096	$929	$46,552,707	$(22,836,298)	$(12,094)	$23,705,244
Stock based compensation in relation to restricted stock award	-	-	654,246	-	-	654,246
Comprehensive loss	-	-	-	-	(4,788)	(4,788)
Net loss	-	-	-	(1,655,861)	-	(1,655,861)
Balance, June 30, 2022	9,293,096	$929	$47,206,953	$(24,492,159)	$(16,882)	$22,698,841

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,527,971)	$(2,505,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	317,259	199,065
Amortization of intangible asset	12,500	12,500
Amortization of right of use assets	98,043	-
Share of loss from equity method investment	1,439,637	-
Stock-based compensation	2,024,541	689,046
Change in operating assets and liabilities:
Accounts receivable	(205,334)	4,921
Inventory	(779,602)	(350,729)
Unbilled revenue	(33,708)	(20,394)
Prepaid expense	(301,662)	39,988
Other current assets	-	45,666
VAT receivable	(8)	31,876
Accounts payable and accrued expenses	(233,623)	22,354
Lease liabilities	(87,019)	(7,041)
Income taxes payable	66,730	(39,905)
Contract liabilities	22,458	(9,655)
Liabilities from discontinued operations	(112,397)	-
Net cash used in operating activities	(3,300,156)	(1,888,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(103,463)	(395,245)
Capital contribution to equity method investee	(1,000,000)	-
Net cash used in investing activities	(1,103,463)	(395,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) note payable, related party, net	(8,467)	(35,308)
Proceeds from common stock offering	6,000,000	5,605,038
Proceeds from exercise of warrants	183,750	-
Repayments to note payable Coronavirus loans	(21,978)	(30,413)
Net cash provided by financing activities	6,153,305	5,539,317

Effect of exchange rate on cash	(35,248)	(56,076)

Net (decrease) increase in cash	1,714,438	3,199,744
Cash beginning of period	18,891,232	17,267,978
Cash end of period	$20,605,670	$20,467,722

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$173,040	$6,102
Income tax	$-	$38,555
Non-cash adjustments during the period for
Recognition of operating lease liability	$-	$904,744

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

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain 2022 financial information has been reclassified to conform to the 2023 presentation. Such reclassifications do not impact the Company’s previously reported financial position or net income (loss).

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1. to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies for the three and six months ended June 30, 2023.

Cash

The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, approximately $0.7 million, are unsecured. In April 2023, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. This will reduce the Company’s risk as it relates to uninsured FDIC amounts in excess of $250,000.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, GTC, is maintained using the appropriate local currency, Great British Pound, as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of comprehensive loss.

The relevant translation rates are as follows: for the six months ended June 30, 2023, closing rate at $1.26 US$: GBP, quarterly average rate at $1.25 US$: GBP, for the six months ended June 30, 2022, closing rate at $1.22 US$: GBP, quarterly average rate at $1.26 US$: GBP, for the year ended  December 31, 2022 closing rate at 1.21 US$: GBP, yearly average rate at 1.24 US$: GBP.

Unearned Revenue

Contract liabilities are shown separately in the condensed consolidated balance sheets as current liabilities. At June 30, 2023 and December 31, 2022, we had contract liabilities of approximately $59,000 and $36,000, respectively.

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

Subsequent Events

           The Company has evaluated subsequent events through  August 11, 2023, the date the financial statements were available to be issued. See Note 19 for subsequent events require disclosure in the financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders	$(4,340,741)	$(1,655,861)	$(5,527,971)	$(2,505,944)

Basic weighted average common shares outstanding	18,071,802	9,293,096	16,253,730	9,230,335
Potentially dilutive common shares	-	-	-	-
Diluted weighted average common shares outstanding	18,071,802	9,293,096	16,253,730	9,230,335

Basic weighted average loss per common share	$(0.24)	$(0.18)	$(0.34)	$(0.27)
Diluted weighted average loss per common share	$(0.24)	$(0.18)	$(0.34)	$(0.27)

Note 5. Inventory

At June 30, 2023 and December 31, 2022, inventory consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Finished goods	$2,066,214	$1,286,612
Less reserve for obsolete inventory	-	-
Total	$2,066,214	$1,286,612

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. VAT Receivable

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result of the UK’s departure from the EU. As of June 30, 2023 and December 31, 2022, the Company recorded a receivable in the amount of approximately $433,000 and $433,000, respectively, for amounts available to reclaim against the tax liability from UK and EU countries.

Note 7. Prepaid Expenses

Prepaid expenses current and long term amounted to approximately $347,000 and $49,000, respectively at June 30, 2023, as compared to $46,000 and $49,000, respectively at December 31, 2022. Prepaid expenses include prepayments in cash for accounting fees, public company expenses, insurance, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Office furniture and fixtures	$138,529	$128,252
Computer equipment	77,985	72,345
Rental equipment	53,560	37,531
Appliques	2,160,096	2,160,096
Leasehold improvements	47,856	47,792
Website development	739,089	665,030
Property and equipment gross	3,217,115	3,111,046
Less: accumulated depreciation	(2,185,109)	(1,865,244)
Property and equipment, net	$1,032,006	$1,245,802

Depreciation expense was approximately $0.3 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Intangible Assets, net

Intangible assets, net consist of customer contracts purchased as part of the GTC acquisition in 2014.

Amortization of customer contracts is included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Loss. For the six months ended June 30, 2023 and 2022, the Company recognized amortization expense of $12,500 and $12,500, respectively. Future amortization of intangible assets is as follows:

2023 (six months)	$12,500
2024	25,000
Total	$37,500

Note 10. Equity Method Investment

On May 5, 2023, NextPlat entered into a Securities Purchase Agreement (the “SPA”) with Progressive Care, pursuant to which the Company purchased 455,000 newly issued units of securities from Progressive Care (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1 million (the “Unit Purchase”). Each Unit consisted of one share of common stock, par value $0.0001 per share, of Progressive Care (“Common Stock”) and one warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term and are immediately exercisable at $2.20 per share of Common Stock. On May 9, 2023, NextPlat and Progressive Care closed the transactions contemplated in the SPA.

Simultaneous with the closing, Progressive Care entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by Progressive Care in the original face amount of approximately $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share. NextPlat received 570,599 shares issued upon conversion of the Note. In addition, NextPlat received a warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and are immediately exercisable at $2.20 per share of Common Stock.

At the same time, Progressive Care and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, Progressive Care agreed to issue, and NextPlat Corp agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10 million of secured convertible debentures from Progressive Care (the “Debentures”). Pursuant to the Amendment, NextPlat and Progressive Care agreed to amend the Debenture Purchase Agreement and the form of Debenture to have a conversion price of $2.20 per share. At present, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

The following summarizes the Company’s consolidated balance sheet description equity method investment as follows:

Carrying Amount
December 31, 2022, beginning balance	$5,260,525
Investment in Progressive Care Inc. and Subsidiaries	1,000,000
Portion of loss from Progressive Care, Inc. and Subsidiaries	(1,603,649)
Depreciation expense due to cost basis difference (1)	(49,548)
Interest earned from convertible note receivable	21,443
Interest earned from amortization of premium on convertible note receivable	199,061
Elimination of intercompany interest earned	(6,944)
June 30, 2023, carrying amount	$4,820,888

The following summarizes the Company’s consolidated statements of operations and comprehensive loss description equity in net loss of affiliate for the six months ended June 30, 2023 as follows:

For the Six Month Ended June 30, 2023
Portion of loss from Progressive Care, Inc. and Subsidiaries	$(1,603,649)
Depreciation expense due to cost basis difference (1)	(49,548)
Interest earned from convertible note receivable	21,443
Interest earned from amortization of premium on convertible note receivable	199,061
Elimination of intercompany interest earned	(6,944)
Equity in net loss of affiliate	$(1,439,637)

(1) NextPlat records depreciation expense on its estimated cost basis difference which is subject to change

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Accounts payable	$1,163,670	$1,194,067
Rental deposits	4,517	4,325
Customer deposits payable	59,971	86,462
Accrued wages & payroll liabilities	30,914	23,040
VAT liability & sales tax payable	9,691	5,685
U.K. income tax payable	5,973	23,771
Accrued legal fees	-	84,685
Pre-merger accrued other liabilities	-	88,448
Accrued interest	299	356
Accrued other liabilities	9,435	7,256
Total	$1,284,470	$1,518,095

Note 12. Coronavirus Loan

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

As of June 30, 2023, and December 31, 2022, the Company has recorded approximately $63,000 and $60,000 as current portion of notes payable and approximately $132,000 and $156,000 as notes payable long term, respectively.

Note 13. Stockholders’ Equity

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. No preferred stock was outstanding for any year presented. As of June 30, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of June 30, 2023, 18,699,596 shares of common stock were issued and outstanding.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Stock-Based Compensation

For the six months ended June 30, 2023 and 2022, stock-based compensation expense recognized in selling, general and administrative expenses was approximately $2.0 million and $0.7 million, respectively. There were no income tax benefits recognized from stock-based compensation during the six months ended June 30, 2023 and 2022 due to cumulative losses and valuation allowances.

Note 15. Related Party Transactions

On February 1, 2023, the Company entered into a Management Services Agreement with Progressive Care Inc. (“Progressive Care”) to provide certain management and administrative services to Progressive Care for a $25,000 per month fee. During May 2023 the management fee was reduced to $20,000 per month. During the six months ended June 30, 2023, the Company received $115,000 from Progressive Care as management fees and this amount is included in other income on the condensed consolidated statements of comprehensive loss.

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

Note 16. Commitments and Contingencies

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

Note 17. Leases

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

The rate implicit to the Florida lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities for the six months ended  June 30, 2023 and for the year ended December 31, 2022 was 3.75%. Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of June 30, 2023 and December 31, 2022, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18. Concentrations

Customers:

Sales to customers through Amazon accounted for 49.1% and 49.5% of the Company’s revenues during the six months ended June 30, 2023 and 2022, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2023 and 2022 (unaudited).

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022

Iridium Satellite	$651,000	13.4%	$-	-%
Globalstar Europe	$535,000	11.0%	$212,000	4.2%
Garmin	$1,087,000	22.4%	$999,000	19.7%
Network Innovations	$635,000	13.1%	$521,000	10.3%
Cygnus Telecom	$373,000	7.7%	$1,196,000	23.6%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended  June 30, 2023 and 2022 (unaudited).

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022

Globalstar Europe	$267,000	14.0%	$120,000	5.7%
Garmin	$479,000	25.3%	$583,000	27.8%
Network Innovations	$295,000	15.6%	$201,000	9.6%
Cygnus Telecom	$58,000	3.0%	$255,000	12.2%

Geographic:

The following table sets forth revenue as to each geographic location, for the six months ended June 30, 2023 and 2022 (unaudited):

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022

Europe	$3,690,340	63.3%	$5,064,843	78.5%
North America	1,461,702	25.1%	899,958	14.0%
South America	17,904	0.3%	22,306	0.3%
Asia & Pacific	562,937	9.7%	397,540	6.2%
Africa	100,632	1.6%	64,610	1.0%
	$5,833,515	100.0%	$6,449,257	100.0%

The following table sets forth revenue as to each geographic location, for the three months ended  June 30, 2023 and 2022 (unaudited):

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022

Europe	$1,704,321	57.6%	$2,165,445	75.4%
North America	869,682	29.4%	462,742	16.1%
South America	8,290	0.3%	10,533	0.4%
Asia & Pacific	335,290	11.3%	201,371	7.0%
Africa	39,779	1.4%	31,388	1.1%
	$2,957,362	100.0%	$2,871,479	100.0%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19. Subsequent Events

Change in Accounting Method - Equity Method Investment – Progressive Care, Inc.

           On July 1, 2023, each of the Company, Charles M. Fernandez, and Rodney Barreto exercised common stock purchase warrants and were issued common stock shares from  Progressive Care, the Company's equity method investee.  The Company exercised common stock warrants on a cashless basis and received 402,269 shares of Progressive Care common stock.  The Company also exercised common stock warrants on a cash basis and paid consideration in the amount of $506,000 in return for 230,000 shares of Progressive Care common stock.  Mr. Fernandez exercised common stock warrants on a cashless basis and received 211,470 shares of Progressive care common stock.  Mr. Barreto exercised common stock warrants on a cashless basis and received 130,571 shares of Progressive Care common stock. After these warrant exercises, the aggregate number of shares of Progressive Care common stock owned by the Company, Mr. Fernandez, and Mr. Barreto represent 53% of Progressive Care’s issued and outstanding common stock.

           On June 30, 2023, the Company entered into a voting agreement with Messrs. Fernandez and Barreto pursuant to which Messrs. Fernandez and Barreto agreed to vote all of their shares of Progressive Care common stock (whether owned directly or indirectly) in the same manner that the Company votes its shares of Progressive Care common stock at any annual or special shareholders meeting of the stockholders of Progressive Care, and whenever the holders of Progressive Care’s common stock act by written consent. The voting agreement has a perpetual term.

         As a result of the common stock warrant purchases and the entry into the voting agreement, the Company concluded that there was a change in control of Progressive Care by NextPlat under the voting interest model in U.S. GAAP.   As of July 1, 2023, NextPlat has the right to control more than 50 percent of the voting interests in Progressive Care through the concurrent warrant exercises and voting agreement noted above.  Therefore, under U.S. GAAP, beginning on July 1, 2023, the Company will have a change in accounting method for its investment in Progressive from the equity method to the consolidation method.

Note Receivable – Next Borough Capital Management, LLC

           On July 7, 2023, the Company entered into an unsecured promissory note agreement with Next Borough Capital Management, LLC (“the Borrower”), whereby the Company loaned $250,000 to the Borrower.  The note bears interest at an annual rate of 7%.  The outstanding principal balance of the note plus all accrued unpaid interest is due and payable on July 7, 2024, the Maturity Date.

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

E-commerce transaction volumes at the Company’s owned and operated websites in the UK and Unites States continued to grow throughout the second quarter setting monthly performance records. The Company also saw strong performance in several of its global marketplaces including in Asia where sales doubled from first quarter levels and in North America which increased approximately 44% from the first quarter driven by the addition of over 350 new product listings on the Company’s US e-commerce platforms.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2022 Form 10-K through the period ended June 30, 2023. However, beginning on July 1, 2023, the Company will have a change in accounting method for its investment in Progressive Care from the equity method to the consolidation method. This change is the result of certain common stock warrant exercises by the Company and Messrs, Fernandez and Barreto and the Company's entry into the voting agreement with Messrs. Fernandez and Barreto, which cumulatively result in the Company having control over approximately 53% of the issued and outstanding voting stock of Progressive Care.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2023 compared to the Three and Six Months Ended June 30, 2022

Revenue. Sales for the three months ended June 30, 2023, consisted primarily of sales of satellite phones, tracking devices, accessories, and airtime plans. For the three months ended June 30, 2023, revenues generated were approximately $3.0 million compared to $2.9 million of revenues for the three months ended June 30, 2022, an increase in total revenues of approximately $0.1 million or 3.4%.

Total sales for Global Telesat Communications Ltd. were approximately $2.1 million for the three months ended June 30, 2023, as compared to $2.0 million for the three months ended June 30, 2022, an increase of approximately $0.1 million or 5.0%. The increase was mainly attributable to the favorable impact in the foreign exchange rates of approximately $0.1 million, and an increase in recurring revenues of approximately $0.4 million, which was offset by non-recurring sales due to outbreak of the war in Ukraine during the first half of 2022 of approximately $0.4 million.

Total sales for Orbital Satcom Corp. were flat at approximately $0.9 million for both the three months ended June 30, 2023, and June 30, 2022, respectively.

Sales for the six months ended June 30, 2023, consisted primarily of sales of satellite phones, tracking devices, accessories, and airtime plans. For the six months ended June 30, 2023, revenues generated were approximately $5.8 million compared to $6.4 million of revenues for the six months ended June 30, 2022, a decrease in total revenues of approximately $0.6 million or 9.4%.

Total sales for Global Telesat Communications Ltd. were approximately $4.2 million for the six months ended June 30, 2023, as compared to $4.5 million for the six months ended June 30, 2022, a decrease of approximately $0.3 million or 6.7%. The decrease was mainly attributable to the unfavorable change in the foreign exchange rates of approximately $0.1 million, and non-recurring sales due to the outbreak of the war in Ukraine during the first half of 2022 of approximately $1.0 million, which was offset by an increase in recurring sales of approximately $0.8 million.

Total sales for Orbital Satcom Corp. were approximately $1.6 million for the six months ended June 30, 2023, as compared to approximately $1.9 million for the six months ended June 30, 2022, a decrease of approximately $0.3 million or 15.8%. The decrease in revenues were mainly attributable to non-recurring revenues of approximately $0.3 million due to the outbreak of war in Ukraine during the first quarter of 2022.

Cost of Sales. During the three months ended June 30, 2023, cost of revenues decreased to approximately $2.1 million as compared to $2.3 million for the three months ended June 30, 2022, a decrease of approximately $0.2 million or 8.7%. Gross profit margins during the three months ended June 30, 2023, were 28.5% as compared to 19.8% for the comparable period in the prior year. This increase in gross margin was largely a result of supply chain stability, lowering cost prices, increased profitability on recurring revenue airtime sales, and a decrease in shipping charges.

During the six months ended June 30, 2023, cost of revenues decreased to approximately $4.4 million as compared to $5.1 million for the six months ended June 30, 2022, a decrease of approximately $0.7 million or 13.7%. Gross profit margins during the six months ended June 30, 2023, were 25.1% as compared to 21.2% for the comparable period in the prior year.  This increase in gross margin was largely a result of cost price stability, an increase in higher margin recurring revenue and a decrease in shipping charges during the second quarter of 2023 compared to the same period in 2022.

Operating Expenses. Total operating expenses for the three months ended June 30, 2023, were approximately $4.2 million, an increase of approximately $2.1 million or 100.0%, from total operating expenses for the three months ended June 30, 2022, of approximately $2.1 million. Factors contributing to the increase are described below.

Total operating expenses for the six months ended June 30, 2023, were approximately $6.1 million, an increase of approximately $2.4 million or 64.9%, from total operating expenses for the six months ended June 30, 2022, of approximately $3.7 million. Factors contributing to the increase are described below.

Selling, general and administrative (“SG&A”) expenses were approximately $2.5 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately $1.3 million or 108.3%. The increase for the three months ended June 30, 2023, was mainly attributable to the increase in stock-based compensation of approximately $1.1 million and other operating expenses of approximately $0.3 million when compared to the same period in 2022.

Selling, general and administrative (“SG&A”) expenses were approximately $3.3 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately $1.6 million or 94.1%. The increase for the six months ended June 30, 2023, was mainly attributable to the increase in stock-based compensation of approximately $1.3 million and other operating expenses of approximately $0.3 million when compared to the same period in 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salaries, wages and payroll taxes were approximately $1.0 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately $0.3 million or 42.9%. Salaries, wages and payroll taxes were approximately $1.6 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately $0.3 million or 23.1%. The increase for the three and six months ended June 30, 2023, when compared to the same periods in 2022, was mainly attributable to executive bonus payments, salary increases, and severance payments.

              Professional fees were approximately $0.5 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately $0.3 million or 150.0%. Professional fees were approximately $0.9 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately $0.4 million or 80.0%. The increase for the three and six months ended June 30, 2023, when compared to the same periods in 2022, was mainly attributable to legal fees associated with ongoing legal litigation, fees associated with the capital raise in April 2023, and the annual meeting held during the second quarter of 2023.

Depreciation and amortization expenses were approximately $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately $0.1 million or 50.0%. Depreciation and amortization expenses were approximately $0.3 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately $0.1 million or 55.7%. The increase for the three and six months ended June 30, 2023, when compared to the same periods in 2022, was primarily attributable to fixed assets additions offset by fully amortized assets.

We expect our expenses in each of these areas to continue to increase during fiscal 2023 and beyond as we expand our operations and begin generating additional revenues under our current business.

Total Other (Income) Expense. Our total other (income) expense was approximately ($0.5) and $0.1 during the three months ended June 30, 2023 and 2022, respectively, an overall favorable impact of approximately $0.6. Our total other (income) expense was approximately ($0.6) and $0.1 during the six months ended June 30, 2023 and 2022, respectively, an overall favorable impact of approximately $0.7. The favorable impact for the three and six months ended June 30, 2023, when compared to the same periods in 2022, was attributable to interest earned, management fees earned, write off of aged payables, and exchange rate variances.

              Equity in Net Losses of Affiliate. We recorded a net loss in equity of affiliate of approximately $1.4 million for both the three and six months ended June 30, 2023, respectively.  See Note 10 – Equity Method Investment in Progressive Care Inc. and Subsidiaries. For the three and six months ended June 30, 2022, there were no losses or income.

Net Loss. We recorded net loss of approximately $4.3 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively. We recorded net loss of approximately $5.5 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase in the net loss was a result of the factors described above.

Comprehensive Loss. We recorded comprehensive losses for foreign currency translation adjustments of approximately $12,000 and $5,000 for the three months ended June 30, 2023 and 2022, respectively. We recorded comprehensive losses for foreign currency translation adjustments of approximately $35,000 and $20,000 for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily attributed to exchange rate variances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of  June 30, 2023, we had a cash balance of approximately $20.6 million. Our working capital was approximately $22.4 million at June 30, 2023.

Our current assets at June 30, 2023 increased 14.2% from December 31, 2022 primarily because of cash received during capital raise in April 2023.

Our current liabilities at June 30, 2023 decreased approximately $0.3 million from December 31, 2022 primarily because of a decrease in accounts payable and accrued liabilities from payment to vendors and write off of aged payables.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

	For the Six Months Ended June 30,
	2023	2022
Net change in cash from:
Operating activities	$(3,300,156)	$(1,888,252)
Investing activities	(1,103,463)	(395,245)
Financing activities	6,153,305	5,539,317
Effect of exchange rate on cash	(35,248)	(56,076)
Change in cash	1,714,438	3,199,744
Cash at end of period	$20,605,670	$20,467,722

Cash Flow from Operating Activities

Net cash flows used by operating activities for the six months ended June 30, 2023 amounted to approximately $3.3 million and were primarily attributable to our net loss of approximately $5.5 million, adjusted for non-cash expenses including amortization expense of approximately $12,500 and depreciation of approximately $0.3 million, amortization of right of use assets of approximately $0.1 million, stock-based compensation of approximately $2.0 million, loss in equity method investment of approximately $1.4 million, and offset by the net change in operating assets and liabilities of approximately $1.7 million.

Net cash flows used by operating activities for the six months ended June 30, 2022 amounted to approximately $1.9 million and were primarily attributable to our net loss of approximately $2.5 million, total amortization expense of $12,500 and depreciation of approximately $0.2 million, stock based compensation of approximately $0.7 million and net change in assets and liabilities of approximately $0.3 million, primarily attributable to decrease in accounts receivable of approximately $5,000, an increase in inventory of approximately $0.4 million, an increase in unbilled revenue of approximately $20,000, a decrease in prepaid expense of approximately  $40,000, a decrease in VAT receivable of approximately $32,000, a decrease in other current assets of approximately $46,000, a decrease in operating lease liabilities of approximately $7,000, an increase in accounts payable of approximately $22,000, a decrease in contract liabilities of approximately $10,000, and decrease in provision for income taxes of approximately $40,000.

Cash Flow from Investing Activities

Net cash flows used in investing activities were approximately $1.1 million and $0.4 million for six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we purchased property and equipment of approximately $0.1 million and $0.4 million, respectively. During the six months ended June 30, 2023, we had a capital contribution of approximately $1.0 million in our equity method investee.

Cash Flow from Financing Activities

Net cash flows provided by financing activities were approximately $6.2 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively. The cash provided by financing activities during the six months ended June 30, 2023 and 2022 was primarily attributable to proceeds from capital raises during those periods offset by payments on loans.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFEFTY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 29, 2023, the Company entered into a First Amendment to Employment Agreement with Cecile Munnik, the Company's Chief Financial Officer.  Pursuant to this amendment, until June 30, 2024, Ms. Munnik must devote 30% of her business time to her duties to the Company and must devote the remaining 70% of her business time to her duties as the chief financial officer of Progressive Care. Thereafter, beginning on July 1, 2024, Ms. Munnik must devote all of her business time to her duties with the Company.

On June 30, 2023, the Company entered into a voting agreement with Messrs. Fernandez and Barreto pursuant to which Messrs. Fernandez and Barreto agreed to vote all of their shares of Progressive Care common stock (whether owned directly or indirectly) in the same manner that the Company votes its shares of Progressive Care common stock at any annual or special shareholders meeting of the stockholders of Progressive Care, and whenever the holders of Progressive Care’s common stock act by written consent. The voting agreement has a perpetual term.

  On July 7, 2023, the Company entered into an unsecured promissory note agreement with Next Borough Capital Management, LLC (“the Borrower”), whereby the Company loaned $250,000 to the Borrower.  The note bears interest at an annual rate of 7%.  The outstanding principal balance of the note plus all accrued unpaid interest is due and payable on July 7, 2024, the Maturity Date.

Rule 10b5-1 Trading Arrangement

                 During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Form of Securities Purchase Agreement dated April 5, 2023 by and among the Company and the Investor (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 6, 2023)

10.2	Merchant Sourcing Agreement, dated as of April 20, 2023, by and between the Company and Alibaba.com Singapore E-Commerce Private Limited, a company organized under the laws of Singapore* (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 26, 2023)

10.3	Securities Purchase Agreement, dated May 5, 2023, by and between NextPlat and Progressive Care Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 11, 2023)

10.4	Form of PIPE Warrant (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 11, 2023)

10.5	Debt Conversion Agreement, dated May 9, 2023, by and between the NextPlat, Progressive Care Inc., Charles Fernandez, Rodney Barreto, Daniyel Erdberg, and Sixth Borough Capital LLC. (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on May 11, 2023)

10.6	Form of Conversion Warrant (incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on May 11, 2023)

10.7	First Amendment to Securities Purchase Agreement, dated May 9,2023, by and between NextPlat and Progressive Care Inc. (incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on May 11, 2023)

10.8	Voting Agreement, dated as of June 30, 2023, by and between NextPlat Corp, Charles M. Fernandez and Rodney Barreto

10.9	Promissory Note, dated July 7, 2023, in the original principal amount of $250,000 made by Next Borough Capital Management to the order of NextPlat Corp.

10.10	First Amendment to Employment Agreement, dated as of June 29, 2023, by and between NextPlat Corp and Cecile Munnik

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of the this document have been omitted because they are not material and are the type that the Company treats as private and confidential.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2023	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Cecile Munnik
Chief Financial Officer
(Principal Financial Officer)