Form 10-Q
period 2023-09-30
NextPlat Corp
filed 2023-11-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 8, 2023
Common Stock, $0.0001 par value	18,724,596

FORM 10-Q

INDEX

i

Part I Financial Information

Item 1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements of NextPlat Corp, (“NextPlat,” the “Company,” “we,” or “our”), for the three and nine months ended September 30, 2023 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$26,345,704	$18,891,232
Accounts receivable, net	7,802,121	383,786
Receivables - other, net	2,945,327	-
Inventory, net	4,986,734	1,286,612
Unbilled revenue	168,678	141,702
VAT receivable	369,422	432,769
Prepaid expenses	865,766	45,679
Notes receivable	251,485	-
Total Current Assets	43,735,237	21,181,780

Property and equipment, net	4,046,854	1,245,802

Goodwill	3,144,000	-
Intangible assets, net	14,116,748	50,001
Operating right of use assets, net	1,035,269	854,862
Finance right-of-use assets, net	28,807	-
Equity method investment	-	5,260,525
Deposits	39,137	-
Prepaid expenses, net of current portion	49,135	49,078
Total Other Assets	18,413,096	6,214,466
Total Assets	$66,195,187	$28,642,048

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$13,680,665	$1,518,095
Contract liabilities	29,223	36,415
Notes payable	385,303	60,490
Due to related party	25,001	28,467
Operating lease liabilities	366,494	208,660
Finance lease liabilities	20,691	-
Income taxes payable	178,310	94,244
Liabilities from discontinued operations	-	112,397
Total Current Liabilities	14,685,687	2,058,768

Long Term Liabilities:
Notes payable, net of current portion	1,251,159	156,266
Operating lease liabilities, net of current portion	712,521	649,895
Finance lease liabilities, net of current portion	9,897	-
Total Liabilities	16,659,264	2,864,929

Commitments and Contingencies	-	-

Equity
Preferred stock ($0.0001 par value; 3,333,333 shares authorized)	-	-
Common stock ($0.0001 par value; 50,000,000 shares authorized, 18,724,596 and 14,402,025 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	1,872	1,440
Additional paid-in capital	66,469,956	56,963,200
Accumulated deficit	(33,227,122)	(31,146,804)
Accumulated other comprehensive loss	(56,869)	(40,717)
Equity attributable to NextPlat Corp stockholders	33,187,837	25,777,119
Equity attributable to noncontrolling interests	16,348,086	-
Total Equity	49,535,923	25,777,119

Total Liabilities and Equity	$66,195,187	$28,642,048

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of products, net	$12,788,758	$2,630,826	$18,622,274	$9,080,083
Revenues from services	2,501,413	-	2,501,413	-
Revenue, net	15,290,171	2,630,826	21,123,687	9,080,083

Cost of products	10,633,953	1,952,072	15,002,783	7,032,847
Cost of services	71,536	-	71,536	-
Cost of revenue	10,705,489	1,952,072	15,074,319	7,032,847

Gross profit	4,584,682	678,754	6,049,368	2,047,236

Operating expenses:
Selling, general and administrative	4,187,429	1,699,711	7,495,601	3,434,916
Salaries, wages and payroll taxes	2,483,432	651,219	4,039,307	1,957,592
Professional fees	520,726	356,306	1,385,474	839,509
Depreciation and amortization	871,066	136,457	1,200,825	348,022
Total operating expenses	8,062,653	2,843,693	14,121,207	6,580,039

Loss before other (income) expense	(3,477,971)	(2,164,939)	(8,071,839)	(4,532,803)

Other (income) expense:
Interest expense	45,949	8,725	55,657	15,649
Interest earned	(209,798)	(3,849)	(392,545)	(13,421)
Other income	-	-	(315,845)	-
Foreign currency exchange rate variance	164,504	89,025	95,831	229,753
Total other (income) expense	655	93,901	(556,902)	231,981

Loss before income taxes and equity in net loss of affiliate	(3,478,626)	(2,258,840)	(7,514,937)	(4,764,784)

Income taxes	(23,011)	-	(75,034)	-
Loss before equity in net loss of affiliate	(3,501,637)	(2,258,840)	(7,589,971)	(4,764,784)

Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	6,138,051	-	6,138,051	-
Equity in net loss of affiliate	-	(3,454,436)	(1,439,637)	(3,454,436)
Net income (loss)	2,636,414	(5,713,276)	(2,891,557)	(8,219,220)

Net loss attributable to noncontrolling interest	811,239	-	811,239	-
Net income (loss) attributable to NextPlat Corp	$3,447,653	$(5,713,276)	$(2,080,318)	$(8,219,220)

Comprehensive income (loss):
Net income (loss)	$2,636,414	$(5,713,276)	$(2,891,557)	$(8,219,220)
Foreign currency gain (loss)	18,801	(67,635)	(16,152)	(87,753)
Comprehensive income (loss)	$2,655,215	$(5,780,911)	$(2,907,709)	$(8,306,973)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,447,653	$(5,713,276)	$(2,080,318)	$(8,219,220)
Weighted number of common shares outstanding – basic	18,702,857	9,469,509	17,079,077	9,310,936
Weighted number of common shares outstanding – diluted	20,295,549	9,469,509	17,079,077	9,310,936

Basic earnings (loss) per share	$0.18	$(0.60)	$(0.12)	$(0.88)
Diluted earnings (loss) per share	$0.17	$(0.60)	$(0.12)	$(0.88)

See the accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2023

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity NextPlat Corp	Interests
Balance, December 31, 2022	14,402,025	$1,440	$56,963,200	$(31,146,804)	$(40,717)	$25,777,119	$-
Issuance of common stock related to restricted stock award	39,000	4	60,536	-	-	60,540	-
Comprehensive loss	-	-	-	-	(22,985)	(22,985)	-
Net Loss	-	-	-	(1,187,230)	-	(1,187,230)	-
Balance, March 31, 2023	14,441,025	$1,444	$57,023,736	$(32,334,034)	$(63,702)	$24,627,444	$-
Issuance of common stock related to April offering	3,428,571	343	5,999,657	-	-	6,000,000	-
Issuance of common stock related to exercise of warrants	105,000	10	183,740	-	-	183,750	-
Issuance of common stock related to restricted stock award	725,000	73	1,183,061	-	-	1,183,134	-
Stock-based compensation in connection with options granted	-	-	780,867	-	-	780,867	-
Comprehensive loss	-	-	-	-	(11,968)	(11,968)	-
Net loss	-	-	-	(4,340,741)	-	(4,340,741)	-
Balance, June 30, 2023	18,699,596	$1,870	$65,171,061	$(36,674,775)	$(75,670)	$28,422,486	$-
Acquisition of subsidiary and noncontrolling interests	-	-	(34,737)	-	-	(34,737)	15,957,487
Issuance of common stock related to restricted stock award	25,000	2	836,716	-	-	836,718	150,003
Stock-based compensation in connection with options granted	-	-	496,916	-	-	496,916	1,051,835
Comprehensive income	-	-	-	-	18,801	18,801	-
Net income (loss)	-	-	-	3,447,653	-	3,447,653	(811,239)
Balance, September 30, 2023	18,724,596	$1,872	$66,469,956	$(33,227,122)	$(56,869)	$33,187,837	$16,348,086

For the Three and Nine Months Ended September 30, 2022

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity NextPlat Corp
Balance, December 31, 2021	7,053,146	$705	$39,513,093	$(21,986,215)	$3,236	$17,530,819
Issuance of common stock related to offering	2,229,950	223	7,004,815	-	-	7,005,038
Issuance of common stock related to restricted stock award	10,000	1	34,799	-	-	34,800
Comprehensive loss	-	-	-	-	(15,330)	(15,330)
Net loss	-	-	-	(850,083)	-	(850,083)
Balance, March 31, 2022	9,293,096	$929	$46,552,707	$(22,836,298)	$(12,094)	$23,705,244
Stock based compensation in relation to restricted stock award	-	-	654,246	-	-	654,246
Comprehensive loss	-	-	-	-	(4,788)	(4,788)
Net loss	-	-	-	(1,655,861)	-	(1,655,861)
Balance, June 30, 2022	9,293,096	$929	$47,206,953	$(24,492,159)	$(16,882)	$22,698,841
Stock based compensation in relation to restricted stock award	356,000	36	654,484	-	-	654,520
Stock based compensation in relation to options granted	-	-	620,199	-	-	620,199
Comprehensive loss	-	-	-	-	(67,635)	(67,635)
Net loss	-	-	-	(5,713,276)	-	(5,713,276)
Balance, September 30, 2022	9,649,096	$965	$48,481,636	$(30,205,435)	$(84,517)	$18,192,649

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,891,557)	$(8,219,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	539,235	329,272
Change in provision for doubtful accounts	12,000
Amortization of intangible assets	653,254	18,750
Amortization of right-of-use assets - operating leases	187,863	58,284
Amortization of right-of-use assets - finance leases	8,336	-
Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	(6,138,051)	-
Equity in net loss of affiliate	1,439,637	3,454,436
Stock-based compensation	4,560,013	1,343,566
Fair value of option granted	-	620,199
Change in operating assets and liabilities:	-	-
Accounts receivable	(3,897,500)	(339,258)
Inventory	(2,069,241)	(118,594)
Unbilled revenue	(26,976)	(19,937)
Prepaid expense	(342,831)	37,170
Notes receivable	(251,485)	-
Other assets	-	48,539
VAT receivable	63,347	136,299
Accounts payable and accrued expenses	4,120,297	23,700
Operating lease liabilities	(179,122)	(61,213)
Income taxes payable	84,066	(41,313)
Contract liabilities	(7,192)	(1,756)
Liabilities from discontinued operations	(112,397)	-
Net cash used in operating activities	(4,248,304)	(2,731,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(457,914)	(471,118)
Cash acquired in acquisition of subsidiary	7,352,183	-
Capital contributions to equity method investee	(1,506,000)	(7,000,000)
Net cash provided by (used in) investing activities	5,388,269	(7,471,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	(3,467)	(19,616)
Issuance of common stock for PIPE transaction	6,000,000	5,605,038
Proceeds from exercise of warrants	689,750	-
Payments on finance lease liabilities	(7,962)	-
Repayments of notes payable	(347,830)	(51,104)
Net cash provided by financing activities	6,330,491	5,534,318

Effect of exchange rate on cash	(15,984)	(130,494)

Net increase (decrease) in cash	7,454,472	(4,798,370)
Cash beginning of period	18,891,232	17,267,978
Cash end of period	$26,345,704	$12,469,608

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$353,566	$10,137
Income tax	$-	$38,555
Supplemental schedule of non-cash investing and financing activities:
Recognition of operating lease liability	$-	$904,744

See the accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context requires otherwise, references to the “Company”, “we”, “us”, “our”, “our Company”, or “our business” refer to Nextplat Corp and its subsidiaries.

Note 1. Organization and Nature of Operations.

           The term “Company” refers to NextPlat Corp and its wholly, majority owned and controlled subsidiaries, except where the context requires otherwise or where otherwise indicated.

NextPlat Corp:

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

Our wholly-owned subsidiary, Orbital Satcom Corp. (“Orbital Satcom”), a Nevada corporation, was formed on November 14, 2014.

On June 22, 2022, NextPlat B.V. (“NXPLBV”) was formed in Amsterdam, Netherlands, as a wholly owned subsidiary of NextPlat Corp. Presently, NXPLBV does not have any active operations

Progressive Care Inc.:

              Progressive Care Inc. (“Progressive Care”) was incorporated under the laws of the state of Delaware on October 31, 2006.

           Progressive, through its wholly-owned subsidiaries, Pharmco, LLC (“Pharmco 901”), Touchpoint RX, LLC doing business as Pharmco Rx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”), and ClearMetrX Inc. (“ClearMetrX”) is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers.

           Pharmco 901 was formed on November 29, 2005 as a Florida Limited Liability Company and is a 100% owned subsidiary of Progressive Care. Pharmco 901 was acquired by Progressive on October 21, 2010. Progressive currently delivers prescriptions to Florida’s diverse population and ships medications to patients in states where they hold non-resident pharmacy licenses as well. Progressive currently holds Florida Community Pharmacy Permits at all Florida pharmacy locations and the Pharmco 901 location is licensed as a non-resident pharmacy in the following states: Arizona, Colorado, Connecticut, Georgia, Illinois, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, and Utah. Progressive is able to dispense to patients in the state of Massachusetts without a non-resident pharmacy license because Massachusetts does not require such a license for these activities.

           Pharmco 1103 is a pharmacy with locations in North Miami Beach and Orlando, Florida that provides Pharmco’s pharmacy services to Miami-Dade County, Broward County, the Orlando/Tampa corridor, and the Treasure Coast of Florida. Progressive acquired all the ownership interests in Pharmco 1103 in a purchase agreement entered into on June 1, 2019.

            Pharmco 1002 is a pharmacy located in Palm Springs, Florida that provides Pharmco’s pharmacy services to Palm Beach, St. Lucie and Martin Counties, Florida. Progressive acquired all the ownership interests in Pharmco 1002 in a purchase agreement entered into on July 1, 2018.

            ClearMetrX was formed on June 10, 2020 and provides third-party administration (“TPA”) services to 340B covered entities. ClearMetrX also provides data analytics and reporting services to support and improve care management for health care organizations.

             RXMD Therapeutics was formed on October 1, 2019. RXMD Therapeutics has had no operating activity to date.

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

Business acquisition of Progressive Care, Inc.

          On July 1, 2023, the Company, Charles M. Fernandez, Executive Chairman and Chief Executive Officer of the Company, and Rodney Barreto, Director of the Company, exercised common stock purchase warrants and were issued common stock shares by Progressive Care. After the exercise of the common stock purchase warrants, the Company and Messrs. Fernandez and Barreto collectively owned 53% of Progressive Care’s voting common stock. At the time of exercise, all of the above common stock purchase warrants were in-the-money. Also on July 1, 2023, the Company and Messrs. Fernandez and Barreto entered into a voting agreement whereby at any annual or special shareholders meeting of Progressive Care’s stockholders, and whenever the holders of Progressive Care’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of the common stock shares (including any new shares acquired after the date of the voting agreement or acquired through the conversion of securities convertible into Common Stock) that they own, directly or indirectly, in the same manner that NextPlat votes its common stock and equivalents. The voting agreement is irrevocable and perpetual in term.

The exercise of the stock options, along with the entry into the voting agreement, resulted in a change in control of Progressive Care under the voting interest model in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combination, and was accounted for as a business acquisition. Therefore, Progressive Care became a consolidated subsidiary of the Company on July 1, 2023. The Company previously accounted for its equity interest in Progressive Care as an equity method investment.

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain 2022 financial information has been reclassified to conform to the 2023 presentation. Such reclassifications do not impact the Company’s previously reported financial position or net income (loss).

Use of Estimates

In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in the business combination with Progressive Care Inc. common stock and options issued for services, net realizable value of accounts receivables the useful lives of property and equipment and intangible assets, the estimate of the fair value of the lease liability and related right of use assets, and the estimates of the valuation allowance on deferred tax assets and corporate income taxes.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022. Progressive Care became a consolidated subsidiary of the Company on July 1, 2023 and as a result the Company has incorporated certain significant accounting policies of Progressive Care for the three months ended September 30, 2023.

Cash

The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, approximately $2.1 million, are unsecured. In April 2023, the Company entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

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

The relevant translation rates are as follows: for the nine months ended September 30, 2023, closing rate at $1.22 US$: GBP, quarterly average rate at $1.26 US$: GBP, for the nine months ended September 30, 2022, closing rate at $1.12 US$: GBP, quarterly average rate at $1.18 US$: GBP, for the year ended  December 31, 2022 closing rate at 1.21 US$: GBP, yearly average rate at 1.24 US$: GBP.

Unearned Revenue

Contract liabilities are shown separately in the condensed consolidated balance sheets as current liabilities. At September 30, 2023 and December 31, 2022, we had contract liabilities of approximately $29,000 and $36,000, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Progressive Care trade accounts receivable are stated at the invoiced amount. Trade accounts receivable primarily include amounts from third-party pharmacy benefit managers (“PBMs”) and insurance providers and are based on contracted prices. Trade accounts receivable are unsecured and require no collateral. Progressive Care records an allowance for doubtful accounts for estimated differences between the expected and actual payment of accounts receivable. These reductions were made based upon reasonable and reliable estimates that were determined by reference to historical experience, contractual terms, and current conditions. Each quarter, the Progressive Care reevaluates its estimates to assess the adequacy of its allowance and adjusts the amounts as necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Goodwill

Goodwill represents the excess of the purchase price of over the value assigned to net tangible and identifiable intangible assets. Progressive Care is considered to be the reporting unit for goodwill. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach, and/or cost approach are used to measure fair value. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment in the fourth fiscal quarter and in interim periods if events or changes in circumstances indicate that the assets may be impaired.

Direct and Indirect Remuneration ("DIR") Fees

Progressive Care reports DIR fees as a reduction of revenue on the accompanying Consolidated Statements of Operations. DIR fees are fees charged by PBMs to pharmacies for network participation as well as periodic reimbursement reconciliations. For some pharmacy benefit managers ("PBMs"), DIR fees are charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge Progressive Care for these fees as reductions of reimbursements paid to Progressive Care two to three months after the end of the trimester (e.g., DIR fees for January – April 20xx claims were charged by these PBMs in July – August 20xx). For DIR fees that are not collected at the time of claim settlement, Progressive Care records an accrued liability at each reporting date for estimated DIR fees that are expected to be collected by the PBMs in a future period. The estimated liability for these fees is highly subjective and the actual amount collected may differ from the accrued liability. The uncertainty of management’s estimates is due to inadequate disclosure to Progressive Care by the PBMs as to exactly how these fees are calculated either at the time the DIR fees are actually assessed and reported to Progressive Care. The detail level of the disclosure of assessed DIR fees varies based on the information provided by the PBM.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an impairment model based on expected, rather than incurred, losses. Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance effective January 1, 2023 and the adoption had no material impact on our condensed consolidated financial statements and related disclosures. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables.

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

Subsequent Events

The Company has evaluated subsequent events through  November [ ], 2023, the date the condensed consolidated financial statements were available to be issued. See Note [] for subsequent events that require disclosure in the condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Acquisition - Provisional

On July 1, 2023, the Company, along with Messrs. Fernandez and Barreto, exercised common stock purchase warrants and were issued common stock shares by Progressive Care. The Company exercised common stock purchase warrants on a cashless basis and was issued 402,269 common stock shares. The Company also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 common stock shares. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 common stock shares. At the time of exercise, all of the above common stock purchase warrants were in-the-money. After the exercise of the common stock purchase warrants, the Company and Messrs. Fernandez and Barreto collectively owned approximately 53% of Progressive Care’s voting common stock.

Also, on July 1, 2023, the Company, along with Messrs. Fernandez and Barreto, entered into a voting agreement whereby at any annual or special shareholders meeting of Progressive Care’s stockholders, and whenever the holders of Progressive Care’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of the common stock shares (including any new shares acquired after the date of the voting agreement or acquired through the conversion of securities convertible into Common Stock) that they own, directly or indirectly, in the same manner that the Company votes its common stock and equivalents. The voting agreement is irrevocable and perpetual in term.

As a result of the common stock purchase warrant exercises and the entry into the voting agreement, the Company concluded that there was a change in control in Progressive Care. As of July 1, 2023, NextPlat has the right to control more than 50 percent of the voting interests in Progressive Care through the concurrent common stock purchase warrant exercises and voting agreement noted above. Beginning on July 1, 2023, the Company changed the accounting method for its investment in Progressive Care, which prior to July 1, 2023 had been accounted for as an equity method investment to consolidation under the voting interest model in FASB ASC Topic 805. Therefore, Progressive Care became a consolidated subsidiary of the Company on July 1, 2023.

Final purchase accounting adjustments  may be materially different from the pro forma adjustments presented in this document. Increases or decreases in the fair value of the net assets may change the amount of the purchase price allocated to goodwill and other assets and liabilities. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

Progressive Care contributed revenues of approximately $12.4 million and a net loss of approximately $1.4 million to the Company for the period from July 1, 2023 to September 30, 2023. The following unaudited pro forma summary presents consolidated information of NextPlat Corp as if the business combination had occurred on January 1, 2022.

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
	(Unaudited)	(Unaudited)
Revenue	$15,290,000	$12,775,000

Earnings	$4,076,000	$(13,777,000)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
	(Unaudited)	(Unaudited)
Revenue	$44,071,000	$39,248,000

Earnings	$(6,219,000)	$(16,511,000)

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The following table summarizes the consideration transferred to acquire a controlling interest in Progressive Care and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in Progressive Care at the acquisition date:

Purchase Price Allocation
Total purchase consideration	$11,465,000
Fair value of non-controlling interest	15,957,000
Total consideration	$27,422,000

Identifiable net assets acquired - Provisional:
Cash	$7,352,000
Accounts receivable, net	6,478,000
Accounts receivable, other	506,000
Inventory	1,631,000
Prepaid expenses	220,000
Property and equipment, net	2,883,000
Right of use assets, net	405,000
Intangible assets, net:
Trade name	4,060,000
Development technology	2,560,000
Pharmacy records	8,100,000
Other	-
Deposits	39,000
Accounts payable and accrued expenses	(8,196,000)
Notes payable and accrued interest - current portion	(149,000)
Lease liabilities - current portion	(208,000)
Notes payable - long term	(1,173,000)
Lease liabilities - long term	(230,000)
Net assets acquired	$24,278,000

Goodwill	$3,144,000

The total consideration is based on the fair value of Progressive Care’s common stock outstanding at July 1, 2023, which was 6,162,343 common shares outstanding and a fair market value of $4.45 per share.

As a result of NextPlat obtaining control over Progressive Care, NextPlat’s previously held equity interest in Progressive Care was remeasured to fair value, resulting in a gain of approximately $6.1 million, which has been recognized in the line item “Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition” on the condensed consolidated statements of comprehensive income (loss).

The fair value of the noncontrolling interest of  approximately $16.0 million and the fair value of the previously held equity interest of approximately $11.5 million in Progressive Care were estimated by applying a market approach and an income approach, respectively. These fair value measurements of the noncontrolling interest and the previously held equity interest are based on significant inputs not observable in the market, and thus represent Level 3 measurements. The fair value estimates for the noncontrolling interest and the previously held equity interest are based on (1) an assumed discount rate range of 10% to 11%, (2) an assumed terminal value based on long-term sustainable growth rates ranging from 3.0% to 4.8%,(3) assumed financial multiples of reporting entities deemed to be similar to Progressive Care, and (4) assumed adjustments because of the lack of control or lack of marketability, as relevant, that market participants would consider when estimating the fair value of the noncontrolling interest and the previously held equity interest in Progressive Care.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after NextPlat’s acquisition of a controlling interest in Progressive Care. The goodwill is not deductible for tax purposes.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Fair Value

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●

Cash, accounts receivable, and accounts payable and accrued liabilities: The amounts reported in the accompanying Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature.

●

Notes payable and lease liabilities: The carrying amount of notes payable approximated fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing. The carrying value of lease liabilities approximated fair value due to the implicit rate in the lease in relation to the Company’s borrowing rate and the duration of the leases (Level 2 inputs).

Identifiable Intangible Assets

The initial recognition of the Progressive Care's identifiable intangible assets, resulting from the acquisition on July 1, 2023 and the application of push-down accounting, were measured using Level 3 inputs. The fair value at the date of acquisition was approximately $14.7 million.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Revenue

e-Commerce revenue:

The Company recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty. Historically, the Company has not incurred significant expenses for warranties. Equipment sales which have been prepaid, before the goods are shipped are recorded as contract liabilities and once shipped and accepted by the customer is recognized as revenue. The Company also records as contract liabilities, certain annual plans for airtime, which are paid in advance. Once airtime services are incurred, they are recognized as revenue. Unbilled revenue is recognized for airtime plans whereby the customer is invoiced for its data usage the following month after services are incurred.

Healthcare revenue:

The Company recognizes pharmacy revenue and 340B contract revenue from dispensing prescription drugs at the time the drugs are physically delivered to a customer or when a customer picks up their prescription or purchases merchandise at the store, which is the point in time when control transfers to the customer. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization is obtained to ensure payment from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

The Company accrues an estimate of pharmacy benefit manager (“PBM”) fees, including direct and indirect remuneration (“DIR”) fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

The Company recognizes COVID-19 testing revenue when the tests are performed and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

        The following table disaggregates net revenues by categories:

	Three Months Ended September 30,
	2023	2022
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$9,887,890	$-
e-Commerce revenue	2,930,721	2,630,826
Sub total	12,818,611	2,630,826
Revenues from services:
Pharmacy 340B contract revenue	2,471,560	-

Revenues, net	$15,290,171	$2,630,826

	Nine Months Ended September 30,
	2023	2022
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$9,887,890	$-
e-Commerce revenue	8,764,237	9,080,083
Sub total	18,652,127	9,080,083
Revenues from services:
Pharmacy 340B contract revenue	2,471,560	-

Revenues, net	$21,123,687	$9,080,083

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Earnings (Loss) per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to NextPlat Corp common shareholders	$3,447,653	$(5,713,276)	$(2,080,318)	$(8,219,220)

Basic weighted average common shares outstanding	18,702,857	9,469,509	17,079,077	9,310,936
Potentially dilutive common shares	1,592,692	-	-	-

Diluted weighted average common shares outstanding	20,295,549	9,469,509	17,079,077	9,310,936

Basic weighted average earnings (loss) per common share	$0.18	$(0.60)	$(0.12)	$(0.88)
Diluted weighted average earnings (loss) per common share	$0.17	$(0.60)	$(0.12)	$(0.88)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Stock options	-	273,607	156,327	292,959
Common stock purchase warrants	-	-	876,042	-
	-	273,607	1,032,369	292,959

Note 8. Accounts Receivable

              At September 30, 2023 and December 31, 2022, accounts receivable consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Gross accounts receivable – trade	$8,039,121	$383,786
Less: allowance for doubtful accounts	(237,000)	-
Accounts receivable – trade, net	$7,802,121	$383,786

Bad debt expense was approximately $12,000 and $- for the three and nine months ended September 30, 2023 and 2022, respectively.

Accounts receivable – trade, net for the Company as of January 1, 2022 and  September 30, 2022 were approximately $0.3 million and $0.7 million, respectively.

Note 9. Inventory

At September 30, 2023 and December 31, 2022, inventory consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Finished goods	$5,026,734	$1,286,612
Less reserve for obsolete inventory	(40,000)	-
Total	$4,986,734	$1,286,612

The increase in inventory was attributable to the consolidation of Progressive Care as of July 1, 2023.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. VAT Receivable

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result of the UK’s departure from the EU. As of September 30, 2023 and December 31, 2022, the Company recorded a receivable in the amount of approximately $369,000 and $433,000, respectively, for amounts available to reclaim against the tax liability from UK and EU countries.

Note 11. Prepaid Expenses

Prepaid expenses current and long term amounted to approximately $866,000 and $49,000, respectively at September 30, 2023, as compared to $46,000 and $49,000, respectively at December 31, 2022. Prepaid expenses include prepayments in cash for accounting fees, public company expenses, insurance, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

The increase in prepaid expenses was attributable to the consolidation of Progressive Care as of July 1, 2023.

Note 12. Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Building	$2,116,000	$-
Vehicles	491,466	-
Office furniture and fixtures	502,099	128,252
Land	184,000	-
Leasehold improvements	123,630	47,792
Computer equipment	77,590	72,345
Rental equipment	57,759	37,531
Appliques	2,160,096	2,160,096
Website development	738,784	665,030
Property and equipment gross	6,451,424	3,111,046
Less: accumulated depreciation	(2,404,570)	(1,865,244)
Property and equipment, net	$4,046,854	$1,245,802

Depreciation expense was approximately $540,000 and $329,000 for the nine months ended September 30, 2023 and 2022, respectively.

The increase in property and equipment was attributable to the consolidation of Progressive Care as of  July 1, 2023.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Intangible Assets, net - Provisional

Intangible assets, net consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Pharmacy records	$8,100,000	$-
Trade names	4,060,000	-
Developed technology	2,560,000	-
Customer Contracts	250,000	250,000
Subtotal	$14,970,000	$250,000
Less: accumulated amortization	(853,252)	(199,999)
Net intangible assets	$14,116,748	$50,001

Amortization of customer contracts is included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). For the nine months ended September 30, 2023 and 2022, the Company recognized amortization expense of approximately $0.7 million and $18,750, respectively. Future amortization of intangible assets is as follows:

Year	Amount
2023 (remaining three months)	$640,748
2024	2,563,000
2025	2,538,000
2026	2,538,000
2027	2,538,000
Thereafter	3,299,000
Total	$14,116,748

The increase in intangible assets was attributable to the consolidation of Progressive Care as of  July 1, 2023.

Note 14. Equity Method Investment

On August 30, 2022, NextPlat entered into a Securities Purchase Agreement (the “SPA”) between NextPlat and Progressive Care, under which NextPlat, its Executive Chairman and Chief Executive Officer, Charles M. Fernandez, board member, Rodney Barreto, and certain other investors invested an aggregate of $8.3 million into Progressive Care. In connection with the SPA, NextPlat purchased 3,000 newly issued Units of Progressive Care valued at $6 million, with each Unit comprised of one share of Progressive Care’s Series B Convertible Preferred Stock, $0.001 par value, and one Investor Warrant to purchase a share of Series B Convertible Preferred Stock at an exercise price of $2,000  The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise.  The Convertible Preferred Stock has a stated value of $2,000 per share and each Preferred Stock share has the equivalent voting rights of 500 common stock shares (after giving effect to the Reverse Stock Split described below).  Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of  Progressive Care Common Stock shares determined by dividing the stated value by the conversion price which is $4.00 (after giving effect to the Reverse Stock Split described below).

In addition, on August 30, 2022, NextPlat Corp, Messrs. Fernandez and Barreto, and certain other investors (collectively, the “NextPlat Investors”) entered into a Modification Agreement wherein the terms were modified for an existing Secured Convertible Promissory Note (the “Note”) originally held by a third party note holder and sold to the NextPlat Investors.  The NextPlat Investors purchased the Note as part of a Confidential Note Purchase and Release Agreement between the former note holder and the NextPlat Investors.  As of the date of the SPA, the aggregate amount of principal and interest outstanding on the Note was approximately $2.8 million. As part of the Modification Agreement, various terms of the Note were modified, among them, the Conversion Price for the Note was modified to a fixed price of $4.00 per share of common stock (after giving effect to the Reverse Stock Split described below).  In addition, the Note was modified to provide for mandatory conversion upon the later to occur of (a) the completion of the Company’s reverse stock split, and (b) the listing of the Company’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange. Also, pursuant to the SPA, Messrs. Fernandez and Barreto were nominated for election to Progressive Care’s Board of Directors.

On September 13, 2022, the Progressive Care Board of Directors appointed Charles M. Fernandez as Chairman of the Board of Directors and Rodney Barreto as the Vice Chairman of the Board of Directors. In connection with these appointments, Alan Jay Weisberg, Progressive Care’s current Chairman and Chief Executive Officer, was appointed to serve as a Vice Chairman. On September 12, 2022, two of Progressive Care’s Directors, Birute Norkute and Oleg Firer, resigned as Directors. On October 7, 2022, the Progressive Care Board of Directors unanimously voted to approve the appointment of Pedro Rodriguez, MD to the Board. Dr. Rodriguez was nominated to the Progressive Care Board by NextPlat.

On November 11, 2022, Mr. Weisberg resigned from his positions as Progressive Care’s Chief Executive Officer and co-Vice-Chairman of the Board of Directors. On the same date, the Board appointed Mr. Fernandez to serve as the new Chief Executive Officer immediately.

On December 29, 2022, Progressive Care filed a Certificate of Amendment to Articles of Incorporation (the “Amendment to Articles”) with the Secretary of State of the State of Delaware. Pursuant to the Amendment to Articles, each 200 shares of Progressive Care’s common stock outstanding was converted into one share of common stock (the “Reverse Stock Split”) and the number of shares of common stock that Progressive Care is authorized to issue was reduced to 100 million (the “Reduction in Authorized Stock”). The Reverse Stock Split and the Reduction in Authorized Stock were approved by the Progressive Care Board of Directors and the shareholders.

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

As a result of the common stock purchase warrant exercises and the entry into the voting agreement as described in Note 4, NextPlat concluded that there was a change in control in Progressive Care. As of July 1, 2023, NextPlat has the right to control more than 50 percent of the voting interests in Progressive Care through the concurrent common stock purchase warrant exercises and voting agreement. Beginning on July 1, 2023, the Company changed the accounting method for its investment in Progressive Care, which prior to July 1, 2023 had been accounted for as an equity method investment, to consolidation under the voting interest model in FASB ASC Topic 805. Therefore, Progressive Care became a consolidated subsidiary of the Company on July 1, 2023.

The following summarizes the Company’s consolidated balance sheet description equity method investment as follows as of September 30, 2023:

Carrying Amount
December 31, 2022, beginning balance	$5,260,525
Investment in Progressive Care Inc. and Subsidiaries	1,506,000
Gain on equity method investment	6,138,051
Portion of loss from Progressive Care, Inc. and Subsidiaries	(1,603,649)
Depreciation expense due to cost basis difference (1)	(49,548)
Interest earned from convertible note receivable	21,443
Interest earned from amortization of premium on convertible note receivable	199,061
Elimination of intercompany interest earned	(6,944)
Change in accounting method as of July 1, 2023	(11,464,939)
September 30, 2023, carrying amount	$-

The following summarizes the Company’s consolidated statements of operations and comprehensive loss description equity in net loss of affiliate for the six months ended June 30, 2023 as follows:

For the six months ended June 30, 2023
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

(1) NextPlat records depreciation expense on its estimated cost basis difference which is subject to change

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Accounts payable	$12,362,513	$1,194,067
Accrued wages and payroll liabilities	366,569	23,040
Accrued PBM fees	650,000	-
Rental deposits	-	4,325
Customer deposits payable	55,748	86,462
VAT liability & sales tax payable	6,480	5,685
U.K. income tax payable	-	23,771
Accrued legal fees	-	84,685
Pre-merger accrued other liabilities	-	88,448
Accrued interest	265	356
Accrued other liabilities	239,090	7,256
Total	$13,680,665	$1,518,095

The increase in accounts payable and accrued expenses was attributable to the consolidation of Progressive Care at July 1, 2023.

Note 16. Notes Payable

Notes payable consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
A. Mortgage note payable - commercial bank - collateralized	$1,162,004	$-
B. Note payable - uncollateralized	25,000	-
C. Notes payable - collateralized	270,906	216,756
Insurance premiums financing	178,552	-
Subtotal	1,636,462	216,756
Less: current portion of notes payable	(385,303)	(60,490)
Long-term portion of notes payable	$1,251,159	$156,266

(A) Mortgage Note Payable – collateralized

In 2018, Progressive Care closed on the purchase of land and building located at 400 Ansin Boulevard, Hallandale Beach, Florida. The purchase price was financed in part through a mortgage note and security agreement entered into with a commercial lender in the amount of $1,530,000. The promissory note is collateralized by the land and building, bears interest at a fixed rate of 4.75% per annum, matures on December 14, 2028 and is subject to a prepayment penalty. Principal and interest will be repaid through 119 regular payments of $11,901 that began in January 2019, with the final payment of all principal and accrued interest not yet paid on December 14, 2028. Note repayment is guaranteed by Progressive Care Inc.

(B) Note Payable – Uncollateralized

As of  September 30, 2023 the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP: USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) was made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government. The proceeds from the Debenture were used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand.

In April 2021, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of  September 30, 2023 on the note payable was approximately $6,500.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $78,000 as of  September 30, 2023.

In September 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $13,000 as of  September 30, 2023.

Principal outstanding as of  September 30, 2023, is expected to be repayable as follows:

Year	Amount
2023 (remaining three months)	$144,420
2024	285,356
2025	175,435
2026	154,222
2027	123,597
Thereafter	753,432
Total	$1,636,462

The increase in notes payables was attributable to the consolidation of Progressive Care at July 1, 2023.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17. Equity

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. No preferred stock was outstanding for any year presented. As of September 30, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of September 30, 2023, 18,724,596 shares of common stock were issued and outstanding.

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

For the nine months ended September 30, 2023 and 2022, stock-based compensation expense recognized in selling, general and administrative expenses was approximately $4.6 million and $2.0 million, respectively. There were no income tax benefits recognized from stock-based compensation during the nine months ended September 30, 2023 and 2022 due to cumulative losses and valuation allowances.

Note 18. Related Party Transactions

On February 1, 2023, the Company entered into a Management Services Agreement with Progressive Care Inc. (“Progressive Care”) to provide certain management and administrative services to Progressive Care for a $25,000 per month fee. During May 2023 the management fee was reduced to $20,000 per month. During the nine months ended September 30, 2023, the Company received $175,000 from Progressive Care as management fees.

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

On August 30, 2022, NextPlat, Charles M. Fernandez, Rodney Barreto, and certain other purchasers purchased from Iliad Research a Secured Convertible Promissory Note, dated March 6, 2019, made by Progressive Care to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.8 million. In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with Progressive Care. In consideration of the concessions in the Debt Modification Agreement, Progressive Care issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Messrs. Fernandez and Barreto, received 45,653, 18,261, and 18,261 shares, respectively.

On May 5, 2023, the Company entered into an SPA with Progressive Care Inc., pursuant to which the Company agreed to purchase 455,000 newly issued Units of securities from Progressive Care at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, Common Stock and one common stock purchase warrant to purchase a share of Common Stock (the “PIPE Warrants”).

On May 9, 2023, pursuant to the DCA, the Company received 570,599 shares, Charles M. Fernandez received 228,240 shares, and Rodney Barreto received 228,240 shares. To induce the approval of the debt conversion pursuant to the DCA, Messrs. Fernandez and Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. In addition, the Company and Messrs. Fernandez and Barreto also received a common stock purchase warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note.

On  July 1, 2023, the Company, Charles M. Fernandez, and Rodney Barreto exercised common stock purchase warrants and were issued common stock shares by Progressive Care. The Company exercised common stock purchase warrants on a cashless basis and was issued 402,269 common stock shares. The Company also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 common stock shares. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 common stock shares.

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

         On June 8, 2022, a complaint was filed by Progressive Care against KeyCentrix, LLC (“KCL”), in the U.S. District Court for the Southern District of Florida, alleging fraudulent inducement, breach of express warranty and breach of implied warranty. The complaint stems from an agreement by KCL to license to Progressive Care certain pharmacy management software known as “Newleaf” for use in the operations of pharmacies operated by the Company.

Note 20. Leases

The Company has entered into a number of lease arrangements under which the Company is the lessee. These leases are classified as operating leases. In addition, the Company has elected the short-term lease practical expedient in ASC Topic 842 related to real estate leases with terms of one year. The following is a summary of the Company’s lease arrangements.

Finance Lease Agreements

In May 2018, Progressive Care entered into a finance lease obligation to purchase pharmacy equipment with a cost of approximately $115,000. The terms of the lease agreement require monthly payments of $1,678 plus applicable tax over 84 months ending March 2025 including interest at the rate of 6%.

In December 2020, Progressive Care entered into an interest-free finance lease obligation to purchase computer servers with a cost of approximately $51,000. The terms of the lease agreement require monthly payments of $1,411 plus applicable tax over 36 months ending November 2023.

Operating Lease Agreements

On December 2, 2021, Nextplat entered into a 62-month lease for 4,141 square feet of office space in Florida ("Florida lease"), for $186,345 annually. The rent increases 3% annually. The lease commenced upon occupancy on June 13, 2022, and will expire on August 31, 2027.

For our facilities in Poole, England, we rent office and warehouse space of approximately 2,660 square feet for £30,000 annually or approximately USD $37,107, based on a yearly average exchange rate of 1.24 GBP: USD. The Poole lease was renewed on October 6, 2022, and expired October 31, 2023 and renewed for an additional twelve months.

The Florida lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not have any leases classified as financing leases.

The rate implicit to the Florida lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities for the six months ended  September 30, 2023 and for the year ended December 31, 2022 was 3.75%. Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of September 30, 2023 and December 31, 2022, we have not recognized any impairment losses for our ROU assets.

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

Progressive Care entered into a lease agreement for its Orlando pharmacy in August 2020. The term of the lease is 66 months with a termination date of February 2026. The lease agreement calls for monthly payments that began in February 2021, of $4,310, with an escalating payment schedule each year thereafter.

Progressive Care leases its North Miami Beach pharmacy location under an operating lease agreement with a lease commencement date in September 2021. The term of the lease is 60 months with a termination date in August 2026. The lease calls for monthly payments of $5,237, with an escalating payment schedule each year thereafter.

Progressive Care also leases its Palm Beach County pharmacy locations under operating lease agreements expiring in February 2024.

The increase in leases was attributable to the consolidation of Progressive Care at July 1, 2023.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 21.  Reportable Segments

The Company has two reportable segments: (i) e-Commerce Operations, which involves acquiring and leasing, primarily an e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue, and other related businesses and (ii) Healthcare Operations, which provides TPA, data management, COVID-19 related diagnostics and vaccinations, prescription pharmaceuticals, compounded medications, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management.

The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

The following tables present a summary of the reportable segments:

Three Months Ended September 30, 2023	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$-	$9,887,890	$-	$9,887,890
e-Commerce revenue	2,930,721	-	-	2,930,721
Pharmacy 340B contract revenue	-	2,471,560	-	2,471,560
Revenues, net	$2,930,721	$12,359,450	$-	$15,290,171

Expenses:
Cost of revenue	2,126,602	8,578,887	-	10,705,489
Selling, general and administrative	1,978,743	2,268,708	(60,022)	4,187,429
Salaries, wages and payroll taxes	563,915	1,919,517	-	2,483,432
Professional fees	277,872	242,854	-	520,726
Depreciation and amortization	163,512	707,554	-	871,066
	5,110,644	13,717,520	(60,022)	18,768,142
Loss before other (income) expense	$(2,179,923)	$(1,358,070)	$60,022	$(3,477,971)

For the Nine Months Ended September 30, 2023	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$-	$9,887,890	$-	$9,887,890
e-Commerce revenue	8,764,237	-	-	8,764,237
Pharmacy 340B contract revenue	-	2,471,560	-	2,471,560
Revenues, net	$8,764,237	$12,359,450	$-	$21,123,687

Expenses:
Cost of revenue	6,495,432	8,578,887	-	15,074,319
Selling, general and administrative	5,286,915	2,268,708	(60,022)	7,495,601
Salaries, wages and payroll taxes	2,119,790	1,919,517	-	4,039,307
Professional fees	1,142,620	242,854	-	1,385,474
Depreciation and amortization	493,271	707,554	-	1,200,825
	15,538,028	13,717,520	(60,022)	29,195,526
Loss before other (income) expense	$(6,773,791)	$(1,358,070)	$60,022	$(8,071,839)

	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Total assets as of September 30, 2023	$36,395,131	$41,264,995	$(11,464,939)	$66,195,187

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 22. Concentrations

e-Commerce operations concentrations:

Customers:

Sales to customers through Amazon accounted for 53.0% and 59.2% of the Company’s revenues during the nine months ended September 30, 2023 and 2022, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended September 30, 2023 and 2022 (unaudited).

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022

Globalstar Europe	$186,000	9.7%	$109,000	6.7%
Garmin	$444,000	23.2%	$281,000	17.1%
Network Innovations	$188,000	9.9%	$252,000	15.4%
Satcom Global	$226,000	11.8%	$131,000	8.0%
Cygnus Telecom	$113,000	5.9%	$181,000	11.0%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2023 and 2022 (unaudited).

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022

Iridium Satellite	$798,000	12.0%	$-	-%
Globalstar Europe	$706,000	10.6%	$396,000	6.5%
Garmin	$1,494,000	22.5%	$1,169,000	19.2%
Network Innovations	$809,000	12.2%	$719,000	11.8%
Cygnus Telecom	$476,000	7.2%	$1,213,000	19.9%

Geographic:

The following table sets forth revenue as to each geographic location, for the three months ended September 30, 2023 and 2022 (unaudited):

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022

Europe	$1,714,983	58.5%	$1,954,967	74.3%
North America	737,189	25.2%	442,678	16.8%
South America	431,612	14.7%	10,273	0.4%
Asia and Pacific	23,943	0.8%	195,307	7.4%
Africa	22,994	0.8%	27,601	1.1%
	$2,930,721	100.0%	$2,630,826	100.0%

The following table sets forth revenue as to each geographic location, for the nine months ended September 30, 2023 and 2022 (unaudited):

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022

Europe	$5,381,938	61.4%	$7,019,811	77.3%
North America	2,194,309	25.0%	1,342,636	14.8%
South America	1,025,566	11.7%	32,578	0.4%
Asia and Pacific	120,836	1.4%	592,847	6.5%
Africa	41,588	0.5%	92,211	1.0%
	$8,764,237	100.0%	$9,080,083	100.0%

Healthcare operations concentrations:

Suppliers:

        Progressive Care had significant concentrations with one vendor. The purchases from this significant vendor were 99% of total vendor purchases for the three months ended September 30, 2023.

Customers:

 Progressive Care s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Progressive Care generated reimbursements from three significant PBMs:

Three Months Ended September 30,
2023
A	35%
B	31%
C	16%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 23. Subsequent Events

October 12, 2023, NextPlat Corp entered into a Distribution Agreement with OPKO HEALTH Spain, S.L.U. (“OPKO”) to market and resell certain OPKO health and veterinary products (the "Products") through the Alibaba platform in China (the "Distribution Agreement"). Under the Distribution Agreement, the Company was appointed as OPKO's exclusive distributor in China with respect to the Products. The Distribution Agreement has a term of one year and automatically renews for additional one-year terms unless either party provides ninety days prior written notice of non-renewal.

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, and our subsequent public filings with the SEC. We encourage you to review Progressive Care Inc. periodic reports filed with the SEC and included in the SEC’s EDGAR database, including our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, and their subsequent public filings with the SEC.

Overview

Business acquisition of Progressive Care, Inc.

On August 30, 2022, NextPlat entered into a Securities Purchase Agreement (the “SPA”) between NextPlat and Progressive Care, under which NextPlat, its Executive Chairman and Chief Executive Officer, Charles M. Fernandez, board member, Rodney Barreto, and certain other investors invested an aggregate of $8.3 million into Progressive Care.  In connection with the SPA, NextPlat purchased 3,000 newly issued Units of Progressive Care valued at $6 million, with each Unit comprised of one share of Progressive Care’s Series B Convertible Preferred Stock, $0.001 par value,  and one Investor Warrant to purchase a share of Series B Convertible Preferred Stock at an exercise price of $2,000  The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise.  The Convertible Preferred Stock has a stated value of $2,000 per share and each Preferred Stock share has the equivalent voting rights of 500 common stock shares (after giving effect to the Reverse Stock Split described below).  Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of  Progressive Care Common Stock shares determined by dividing the stated value by the conversion price which is $4.00 (after giving effect to the Reverse Stock Split described below).

In addition, on August 30, 2022, NextPlat Corp, Messrs. Fernandez and Barreto, and certain other investors (collectively, the “NextPlat Investors”) entered into a Modification Agreement wherein the terms were modified for an existing Secured Convertible Promissory Note (the “Note”) originally held by a third party note holder and sold to the NextPlat Investors.  The NextPlat Investors purchased the Note as part of a Confidential Note Purchase and Release Agreement between the former note holder and the NextPlat Investors.  As of the date of the SPA, the aggregate amount of principal and interest outstanding on the Note was approximately $2.8 million.  As part of the Modification Agreement, various terms of the Note were modified, among them, the Conversion Price for the Note was modified to a fixed price of $4.00 per share of common stock (after giving effect to the Reverse Stock Split described below).  In addition, the Note was modified to provide for mandatory conversion upon the later to occur of (a) the completion of the Company’s reverse stock split, and (b) the listing of the Company’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange. Also, pursuant to the SPA, Messrs. Fernandez and Barreto were nominated for election to Progressive Care’s Board of Directors.

On September 13, 2022, the Progressive Care Board of Directors appointed Charles M. Fernandez as Chairman of the Board of Directors and Rodney Barreto as the Vice Chairman of the Board of Directors. In connection with these appointments, Alan Jay Weisberg, Progressive Care’s current Chairman and Chief Executive Officer, was appointed to serve as a Vice Chairman. On September 12, 2022, two of Progressive Care’s Directors, Birute Norkute and Oleg Firer, resigned as Directors. On October 7, 2022, the Progressive Care Board of Directors unanimously voted to approve the appointment of Pedro Rodriguez, MD to the Board.  Dr. Rodriguez was nominated to the Progressive Care Board by NextPlat.

 On November 11, 2022, Mr. Weisberg resigned from his positions as Progressive Care’s Chief Executive Officer and co-Vice-Chairman of the Board of Directors.  On the same date, the Board appointed Mr. Fernandez to serve as the new Chief Executive Officer immediately.

On December 29, 2022, Progressive Care filed a Certificate of Amendment to Articles of Incorporation (the “Amendment to Articles”) with the Secretary of State of the State of Delaware. Pursuant to the Amendment to Articles, each 200 shares of Progressive Care’s common stock outstanding was converted into one share of common stock (the “Reverse Stock Split”) and the number of shares of common stock that Progressive Care is authorized to issue was reduced to 100 million (the “Reduction in Authorized Stock”). The Reverse Stock Split and the Reduction in Authorized Stock were approved by the Progressive Care Board of Directors and the shareholders.

On May 5, 2023, NextPlat entered into a Securities Purchase Agreement (the “SPA”) with Progressive Care,  pursuant to which NextPlat purchased 455,000 newly issued units of securities from Progressive Care (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1 million (the “Unit Purchase”). Each Unit consisted of one share of common stock, par value $0.0001 per share, of Progressive Care and one warrant to purchase a share of common stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term and are immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of common stock. On May 9, 2023, the Companies closed the transactions contemplated in the SPA. Progressive Care received cash proceeds of $880,000, net of placement agent commission of $70,000 and legal fees of $50,000.

Simultaneous with the closing, Progressive Care entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Company in the original face amount of approximately $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Common Stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and are immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock. In addition, the Company issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and are immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock.

On July 1, 2023, NextPlat, along with Messrs. Fernandez and Barreto, exercised common stock purchase warrants and were issued common stock shares by Progressive Care. NextPlat exercised common stock purchase warrants on a cashless basis and was issued 402,269 common stock shares. NextPlat also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 common stock shares. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 common stock shares. At the time of exercise, all of the above common stock purchase warrants were in-the-money. After the exercise of the common stock purchase warrants, NextPlat, Messrs. Fernandez and Barreto collectively owned approximately 53% of Progressive Care’s voting common stock.

Also, on July 1, 2023, NextPlat, along with Messrs. Fernandez and Barreto, entered into a voting agreement whereby at any annual or special shareholders meeting of Progressive Care’s stockholders, and whenever the holders of Progressive Care’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of the common stock shares (including any new shares acquired after the date of the voting agreement or acquired through the conversion of securities convertible into Common Stock) that they own, directly or indirectly, in the same manner that NextPlat votes its common stock and equivalents. The voting agreement is irrevocable and perpetual in term.

As a result of the common stock purchase warrant exercises and the entry into the voting agreement, NextPlat concluded that there was a change in control in Progressive Care. As of July 1, 2023, NextPlat has the right to control more than 50 percent of the voting interests in Progressive Care through the concurrent common stock purchase warrant exercises and voting agreement noted above. Beginning on July 1, 2023, the Company changed the accounting method for its investment in Progressive Care, which prior to July 1, 2023 had been accounted for as an equity method investment to consolidation under the voting interest model in FASB ASC Topic 805. Therefore, Progressive Care became a consolidated subsidiary of the Company on July 1, 2023.

e-Commerce Operations:

Leveraging the e-commerce experience of the Company’s management team and the Company’s existing e-commerce platforms, the Company has embarked upon the rollout of a state-of-the-art e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue, which we expect will become the focus of the Company’s business in the future. Historically, the business of NextPlat has been the provision of a comprehensive array of Satellite Industry communication services, and related equipment sales. The Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts such as Alibaba, Amazon and Walmart. These e-Commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. NextPlat has announced its intention to broaden its e-commerce platform and is implementing comprehensive systems upgrades to support this initiative.

e-Commerce transaction volumes at the Company’s owned and operated websites in the UK and Unites States continued to grow throughout the third quarter setting monthly performance records.

Healthcare Operations:

Progressive Care, through its wholly owned subsidiaries, currently owns and operates five pharmacies, which generate most of its pharmacy revenues, which is derived from dispensing medications to their patients. Progressive Care also provides patient health risk reviews and free same-day delivery.

Progressive Care provides TPA, data management, COVID-19 related diagnostics and vaccinations, prescription pharmaceuticals, compounded medications, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management.  Progressive Care are focused on improving the lives of patients with complex chronic diseases through a patient and provider engagement and their partnerships with payors, pharmaceutical manufacturers, and distributors. Progressive Care offer a broad range of solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs.

Progressive Care’s pharmacies also provides contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program. Under the terms of these agreements, Progressive Care’s pharmacies act as a pass-through for reimbursements on prescription claims adjudicated on behalf of the 340B covered entities in exchange for a dispensing fee per prescription. These fees vary by the covered entity and the level of services provided by Progressive Care.

Progressive Care’s focus is on complex chronic diseases that generally require multiyear or lifelong therapy, which drives recurring revenue and sustainable growth. Progressive Care’s pharmacy services revenue growth is from expanding their services, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and additions of new customers due to their focus on higher patient engagement, benefit of free delivery to the patient, and clinical expertise. The pharmacies also expanded revenue growth through the signing of new contract pharmacy service and data management contracts with 340B covered entities.

Progressive Care provides data management and TPA services for 340B covered entities, pharmacy analytics, and programs to manage HEDIS Quality Measures including Medication Adherence. These offerings cater to the need for frontline providers to understand best practices, patient behaviors, care management processes, and the financial mechanisms behind these decisions. ClearMetrX provides data access, and actionable insights that providers and support organizations can use to improve their practice and patient care. ClearMetrX's TPA services include management of wholesale accounts, patient eligibility with regard to the 340B drug program, development and review of 340B policies and procedures, and management of receivables.

Critical Accounting Policies and Estimates

The significant accounting policies of the Company were described in Note 1. to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022.  Beginning on July 1, 2023, the Company changed the accounting method for its investment in Progressive Care from the equity method to the consolidation method. This change is the result of certain common stock warrant exercises by the Company and Messrs. Fernandez and Barreto and the Company's entry into the voting agreement with Messrs. Fernandez and Barreto, which cumulatively resulted in the Company having control over approximately 53% of the issued and outstanding voting stock of Progressive Care. Progressive Care became a consolidated subsidiary of the Company on July 1, 2023 and as a result the Company has incorporated certain significant accounting policies of Progressive Care for the three months ended September 30, 2023.

Goodwill

Goodwill represents the excess of the purchase price of over the value assigned to net tangible and identifiable intangible assets. Progressive Care is considered to be the reporting unit for goodwill. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach, and/or cost approach are used to measure fair value. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment in the fourth fiscal quarter and in interim periods if events or changes in circumstances indicate that the assets may be impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The three month results of operations ended September 30, 2023 include results of operations for the Progressive Care subsidiary for the period from the date of acquisition, July 1, 2023, to September 30, 2023. The three month results of operations ended September 30, 2022 include only NextPlat Corp and its wholly owned subsidiaries and do not include Progressive Care.

Results of Operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 :

	Three Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)	$ Change	% Change

Revenue, net	$15,290,171	$2,630,826	$12,659,345	481%
Cost of revenue	10,705,489	1,952,072	8,753,417	448%
Gross profit	4,584,682	678,754	3,905,928	575%
Operating expenses	8,062,653	2,843,693	5,218,960	184%
Loss before other (income) expense	(3,477,971)	(2,164,939)	(1,313,032)	61%
Other (income) expense	655	93,901	(93,246)	(99)%
Loss before income taxes	(3,478,626)	(2,258,840)	(1,219,786)	54%
Income taxes	(23,011)	-	(23,011)	-%
Loss before equity method investment	(3,501,637)	(2,258,840)	(1,242,797)	55%
Gain on equity method investment	6,138,051	-	6,138,051	-%
Equity in net loss of affiliate	-	(3,454,436)	3,454,436	(100)%
Net income (loss)	2,636,414	(5,713,276)	8,349,690	(146)%
Net loss attributable to noncontrolling interest	811,239	-	811,239	-%
Net loss attributable to NextPlat Corp.	$3,447,653	$(5,713,276)	$9,160,929	(160)%

For the three months ended September 30, 2023 and 2022, we recognized overall revenue from operations of approximately $15.3 million and $2.6 million, respectively, an overall increase of approximately $12.7 million for the three months ended September 30, 2023, when compared to the three months ended September 30, 2022. The increase in revenue was primarily attributable to an increase in e-Commerce revenue of approximately $0.3 million  and approximately $12.4 million from the healthcare operations as a result of the Progressive Care acquisition on July 1, 2023.

Gross profit margins increased from approximately 25.8% for the three months ended September 30, 2022, to 30.0% for the three months ended September 30, 2023. The increase in gross profit margins during the third quarter of 2023 compared to the same period in 2022, was primarily attributable to the healthcare operations as a result of the Progressive Care acquisition on July 1, 2023.

Loss before other (income) expense increased by approximately $1.3 million for the three months ended September 30, 2023, when compared to the  three months ended September 30, 2022 , as a result of the increase in gross profit of approximately $3.9 million, partially offset by the increase in operating expenses of approximately $5.2 million. See detailed discussion below.

Revenue

Our revenues were as follows:

	Three Months Ended September 30,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$9,887,890	65%	$-	-%	$9,887,890	100%
e-Commerce revenue	2,930,721	19%	2,630,826	100%	299,895	11%
Sub total	12,818,611	84%	2,630,826	100%	10,187,785	387%
Revenues from services:
Pharmacy 340B contract revenue	2,471,560	16%	-	-%	2,471,560	100%

Revenues, net	$15,290,171	100%	$2,630,826	100%	$12,659,345	481%

Sales for the three months ended September 30, 2023, consisted primarily of e-Commerce sales of satellite phones, tracking devices, accessories, airtime plans, and pharmacy prescription, and 340B contract revenues. For the three months ended September 30, 2023, overall revenues were approximately $15.3 million compared to $2.6 million of revenues for the three months ended September 30, 2022, an increase in of approximately $12.7 million or 481.2%.

Total e-Commerce revenues were approximately $2.9 million for the three months ended September 30, 2023, as compared to $2.6 million for the three months ended September 30, 2022, an increase of approximately $0.3 million or 11.4%. The increase was mainly attributable to an increase in sales of satellite communication devices and associated recurring airtime revenues of approximately $0.3 million.

Total pharmacy prescription and 304B contract revenues were approximately $12.4 million for the three months ended September 30, 2023 as a result of the Progressive Care acquisition on July 1, 2023. The pharmacy filled approximately 122,000 prescriptions for the three months ended September 30, 2023

Operating Expenses.

	Three Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)	$ Change	% Change

Selling, general and administrative	$4,187,429	$1,699,711	$2,487,718	146%
Salaries, wages and payroll taxes	2,483,432	651,219	1,832,213	281%
Professional fees	520,726	356,306	164,420	46%
Depreciation and amortization	871,066	136,457	734,609	538%
Operating expenses	$8,062,653	$2,843,693	$5,218,960	184%

Total operating expenses for the three months ended September 30, 2023, were approximately $8.1 million, an increase of approximately $5.2 million on or 183.5%, from total operating expenses for the three months ended September 30, 2022, of approximately $2.8 million. Factors contributing to the increase are described below.

Selling, general and administrative (“SG&A”) expenses were approximately $4.2 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately $2.5 million or 146.4%. The increase for the three months ended September 30, 2023, was mainly attributable to the increase in stock-based compensation of approximately $1.2 million, other operating expenses as it relates to the e-Commerce operations of approximately $0.3 million, and approximately $1.2 million as it relates to operating expenses of the healthcare operations as a result of the Progressive Care acquisition on July 1, 2023.

Salaries, wages and payroll taxes were approximately $2.5 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately $1.8 million or 281.4%. The increase was mainly attributable to the healthcare operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $1.9 million, offset by a decrease in e-Commerce salaries and wages of approximately $0.1 million.

Professional fees were approximately $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately $164.4 thousand or 46.1%. The increase was mainly attributable to legal and consulting fees as it relates to the healthcare operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $0.3 million, offset by non-recurring legal and consulting fees associated with the e-Commerce business of approximately $0.1 million.

Depreciation and amortization expenses were approximately $0.8 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately $0.7 million or 538.3%. The increase was mainly attributable to depreciation and amortization as it relates to the healthcare operations from the Progressive Care acquisition on July 1, 2023, of approximately $0.7 million.

Total Other (Income) Expense.

Our total other (income) expense decreased by approximately $0.1 million for the three months ended September 30, 2023 when compared to same period in 2022, and was mainly due to interest received, which was offset by unfavorable impact of fluctuations in foreign exchange rates.

Equity Method Investment.

We recorded a net gain in equity of our affiliate, Progressive Care, of approximately $6.1 million for the three months ended September 30, 2023, as a result of a change in the accounting treatment from equity method to consolidation as of July 1, 2023. See Note 14 – Equity Method Investment. For the three months ended September 30, 2022, we recorded a net loss in the equity of our affiliate, Progressive Care, of approximately $3.5 million which was accounted for as an equity method investment.

Net Income (Loss).

We recorded net income of approximately $2.6 million for the three months ended September 30, 2023 and a net loss of approximately ($5.7 million) for the three months ended September 30, 2022. The increase was a result of the factors described above.

Comprehensive Income.

We recorded comprehensive (gains) losses for foreign currency translation adjustments of approximately ($0.2 million) and $0.1 million for the three months ended September 30, 2023 and 2022, respectively.  The change was primarily attributed to exchange rate variances.

Results of Operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)	$ Change	% Change

Revenue, net	$21,123,687	$9,080,083	$12,043,604	133%
Cost of revenue	15,074,319	7,032,847	8,041,472	114%
Gross profit	6,049,368	2,047,236	4,002,132	195%
Operating expenses	14,121,207	6,580,039	7,541,168	115%
Loss before other (income) expense	(8,071,839)	(4,532,803)	(3,539,036)	78%
Other (income) expense	(556,902)	231,981	(788,883)	(340)%
Loss before income taxes	(7,514,937)	(4,764,784)	(2,750,153)	58%
Income taxes	(75,034)	-	(75,034)	100%
Loss before equity method investment	(7,589,971)	(4,764,784)	(2,825,187)	59%
Gain on equity method investment	6,138,051	-	6,138,051	100%
Equity in net loss of affiliate	(1,439,637)	(3,454,436)	2,014,799	(58)%
Net loss	(2,891,557)	(8,219,220)	5,327,663	(65)%
Net loss attributable to noncontrolling interest	811,239	-	811,239	100%
Net loss attributable to NextPlat Corp.	$(2,080,318)	$(8,219,220)	$6,138,902	(75)%

For the nine months ended September 30, 2023 and 2022, we recognized overall revenue from operations of approximately $21.1 million and $9.1 million, respectively, an overall increase of approximately $12.0 million for the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022.The increase in revenue was primarily attributable to an increase of approximately $12.4 million in the healthcare operations as a result of the Progressive Care acquisition as of July 1, 2023. e-Commerce revenues decreased by approximately $0.3 million and was mainly due to non-recurring revenue from the Ukraine war during the first half of 2022, partially offset by an increase in sales of satellite communication devices and associated recurring airtime revenues for the nine months ended September 30, 2023, when compared to the same period in 2022.

Gross profit margins increased from approximately 22.5% for the nine months ended September 30, 2022, to 28.6% for the nine months ended September 30, 2023. The increase in gross profit margins during the first three quarters of 2023 compared to the same period in 2022, was primarily attributable to the healthcare operations as a results of the Progressive Care acquisition as of July 1, 2023.

Loss before other (income) expense increased by approximately $3.5 million for the nine months ended September 30, 2023, when compared to the  nine months ended September 30, 2022, as a result of the increase in gross profit of approximately $4.0 million, partially offset by the increase in operating expenses of approximately $7.5 million. See detailed discussion below.

Revenue.

Our revenues were as follows:

	Nine Months Ended September 30,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$9,887,890	47%	$-	-%	$9,887,890	100%
e-Commerce revenue	8,764,237	41%	9,080,083	100%	(315,846)	(3)%
Sub total	18,652,127	88%	9,080,083	43%	9,572,044	105%
Revenues from services:
Pharmacy 340B contract revenue	2,471,560	12%	-	-%	2,471,560	100%

Revenues, net	$21,123,687	100%	$9,080,083	100%	12,043,604	133%

Sales for the nine months ended September 30, 2023, consisted primarily of e-Commerce sales of satellite phones, tracking devices, accessories, airtime plans, and pharmacy prescription, and 340B contract revenues. For the nine months ended September 30, 2023, overall revenues were approximately $21.1 million compared to $9.1 million of revenues for the nine months ended September 30, 2022, an increase in of approximately $12.0 million or 132.6%.

Total e-Commerce revenues were approximately $8.8 million and approximately $9.1 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was approximately $0.3 million and mainly attributable to the non-recurring revenue from the Ukraine war during the first half of 2022 of approximately $1.2 million, partially offset by an increase in sales of satellite communication devices and associated recurring airtime revenues of approximately $0.9 million for the nine months ended September 30, 2023, when compared to the same period in 2022.

Total pharmacy prescription and 304B contract revenues were approximately $12.4 million for the three months ended September 30, 2023 as a result of the Progressive Care acquisition as of July 1, 2023. The pharmacy filled approximately 122,000 prescriptions for the three months ended September 30, 2023

Operating Expenses.

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)	$ Change	% Change

Selling, general and administrative	$7,495,601	$3,434,916	$4,060,685	118%
Salaries, wages and payroll taxes	4,039,307	1,957,592	2,081,715	106%
Professional fees	1,385,474	839,509	545,965	65%
Depreciation and amortization	1,200,825	348,022	852,803	245%
Operating expenses	$14,121,207	$6,580,039	$7,541,168	115%

Total operating expenses for the nine months ended September 30, 2023, were approximately $14.1 million, an increase of approximately $7.5 million or 114.6%, from total operating expenses for the nine months ended September 30, 2022, of approximately $6.6 million. Factors contributing to the increase are described below.

Selling, general and administrative (“SG&A”) expenses were approximately $7.5 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $4.1 million or 118.2%. The increase for the nine months ended September 30, 2023, was mainly attributable to the increase in stock-based compensation of approximately $2.6 million, other operating expenses of approximately $0.4 million as it relates to the e-Commerce operations, and operating expenses of approximately $1.1 million as it relates to the healthcare operations of the Progressive Care acquisition on July 1, 2023, when compared to the same period in 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salaries, wages and payroll taxes were approximately $4.0 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $2.1 million or 106.3%. The increase for the nine months ended September 30, 2023, when compared to the same periods in 2022, was mainly attributable to executive bonus payments, salary increases, and severance payments of approximately $0.2 million and the healthcare operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $1.9 million.

Professional fees were approximately $1.4 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $0.6 million or 65.0%. The increase for the nine months ended September 30, 2023, when compared to the same period in 2022, was mainly attributable to legal fees associated with the capital raise in April 2023, the annual meeting held during the second quarter of 2023, and consulting fees as it relates to the e-Commerce operations of approximately $0.3 million, and legal and consulting fees as it relates to the healthcare operations from Progressive Care acquisition on July 1, 2023, of approximately $0.2 million.

Depreciation and amortization expenses were approximately $1.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $0.9 million or 245.0%.  The increase was mainly attributable to depreciation and amortization as it relates to the healthcare operations from Progressive Care acquisition on July 1, 2023, of approximately $0.7 million and approximately $0.2 million as it relates to the e-Commerce operations.

We expect our expenses in each of these areas to continue to increase during fiscal 2023 and beyond as we expand our operations and begin generating additional revenues under our current business.

Total Other (Income) Expense.

Our total other (income) expense was approximately ($0.6 million) and $0.2 million during the nine months ended September 30, 2023 and 2022, respectively, an overall favorable impact of approximately $0.8 million. The favorable impact was attributable to interest earned, management fees earned during the first half of 2023, write off of aged payables, and offset by unfavorable fluctuations in foreign exchange rates.

Equity Method Investment.

We recorded a net gain in equity of our affiliate, Progressive Care, of approximately $6.1 million for the nine months ended September 30, 2023, as a result of a change in the accounting treatment from equity method to consolidation as of July 1, 2023. See Note 14 – Equity Method Investment. For the nine months ended September 30, 2023 and 2022, we recorded a net loss in the equity of our affiliate, Progressive Care, of approximately $1.4 million and $3.5 million, respectively, which was accounted for as an equity method investment.

Net Loss.

We recorded net loss of approximately $2.9 million and $8.2 million for the nine months ended September 30, 2023 and 2022, respectively.  The decrease in the net loss was a result of the factors described above.

Comprehensive Loss.

We recorded comprehensive losses for foreign currency translation adjustments of approximately $0.1 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily attributed to exchange rate variances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of  September 30, 2023, we had a cash balance of approximately $26.4 million. Our working capital was approximately $29.1 million at September 30, 2023.

Our current assets at September 30, 2023 increased 106.5% from December 31, 2022 primarily due to cash received during capital raise in April 2023 and Progressive Care consolidation as of July 1, 2023..

Our current liabilities at September 30, 2023 increased approximately $12.6 million from December 31, 2022 primarily due to Progressive Care consolidation as of July 1, 2023.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

	For the Nine Months Ended September 30,
	2023	2022
Net change in cash from:
Operating activities	$(4,248,304)	$(2,731,076)
Investing activities	5,388,269	(7,471,118)
Financing activities	6,330,491	5,534,318
Effect of exchange rate on cash	(15,984)	(130,494)
Change in cash	7,454,472	(4,798,370)
Cash at end of period	$26,345,704	$12,469,608

Cash Flow from Operating Activities

Net cash flows used by operating activities totaled approximately $4.3 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively, and changed by approximately $1.5 million period over period. The unfavorable change of approximately $1.5 million was primarily attributable to the following:

 - favorable change in net loss of approximately $5.3 million;

 - unfavorable change in other non-cash items of approximately $4.5 million and include stock-based compensation, amortization, depreciation, loss in equity of equity method investment, and gain in equity method investment;

 - unfavorable change in operating assets of approximately $6.3 million and mainly a result of increased accounts receivable and inventory due to the acquisitions of Progressive Care as of July 1, 2023;

 - favorable change in operating liabilities of approximately $4.0 million and mainly a result of increased accounts payable due to the acquisition of Progressive Care as of July 1, 2023.

Cash Flow from Investing Activities

Net cash flows provided by (used in) investing activities were approximately $5.4 million and ($7.5 million) for the nine months ended September 30, 2023 and 2022, respectively, and changed by approximately $12.9 million period over period. The favorable change of approximately $12.9 million was primarily attributable to the following:

 - cash acquired in the acquisition of Progressive Care of approximately $7.4 million;

 - non-recurring capital contributions of approximately $5.5 million to equity method investee, Progressive Care (approximately $1.5 million in 2023 vs. $7.0 million in 2022).

Cash Flow from Financing Activities

Net cash flows provided by financing activities were approximately $6.3 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively, and changed by approximately $0.8 million period over period. The cash provided by financing activities during the nine months ended September 30, 2023 and 2022 was primarily attributable to proceeds from capital raises during those periods offset by payments on loans.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

 On June 8, 2022, a complaint was filed by Progressive Care against KeyCentrix, LLC (“KCL”), in the U.S. District Court for the Southern District of Florida, alleging fraudulent inducement, breach of express warranty and breach of implied warranty. The complaint stems from an agreement by KCL to license to Progressive Care certain pharmacy management software known as “Newleaf” for use in the operations of pharmacies operated by the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, AUSE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFEFTY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 14, 2023, the Employment Agreement of Mr. Paul Thomson, the Company's Senior Vice President for Mergers, Acquisitions and Special Projects, expired and Mr. Thomson retired from the Company.

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Distribution Agreement, dated as of October 12, 2023, by and between OPKO Health Spain, S.L.U. and NextPlat Corp (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 18, 2023)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of the this document have been omitted because they are not material and are the type that the Company treats as private and confidential.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2023	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Cecile Munnik
Chief Financial Officer
(Principal Financial Officer)