Form 10-K
period 2023-12-31
NextPlat Corp
filed 2024-04-11
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter (June 30, 2023), was $14,196,387 based on the price at which the common equity was last sold on the NASDAQ on that date.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of  April 10, 2024, was 18,724,596.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NEXTPLAT CORP

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2023

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

Item 1. Business

NextPlat Corp (“NextPlat” or “the Company” or “we” or “our”) is a global e-commerce and healthcare company. Our e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. Our healthcare business is focused on improving the lives of patients with complex chronic diseases through a patient and provider engagement and their partnerships with payors, pharmaceutical manufacturers, and distributors, offering a broad range of solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs

Segments

We operate in two segments: our e-Commerce Business and our Healthcare Business.

Our e-Commerce Business

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

In addition to our two main e-commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third-party e-commerce storefronts such as Alibaba, Amazon, OnBuy and Walmart. We currently operate 25 storefronts across various countries on 5 continents. We have invested in personnel to translate our listings correctly in the different countries we are represented in and intend to regularly improve and increase our listings on all e-commerce sites. We currently have more than 10,000 product listings on all third-party sites and invest significantly in inventory to hold at Amazon’s various fulfillment centers around the world to ensure that orders are shipped to customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high-speed broadband terminals, and satellite Wi-Fi hotspots. Our Amazon online marketplaces represented approximately 51.6% and 54.3% of total sales for the years ended December 31, 2023, and 2022, respectively and we anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Our e-commerce storefronts enable us to attract a significantly diversified level of sales from all over the world, ensuring we are not overly reliant on any single market or sector for our sales revenue. Furthermore, many products we sell require subscription-based services which allow us to increase our recurring revenue airtime sales.

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

Industry and Market of our e-Commerce Operations Business

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

Competition to our e-Commerce Operations Business

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
●

A diverse customer base with no single customer representing more than 3.0% of our annual gross sales revenue, and no single country representing more than 33% of our gross annual sales revenue as of December 31, 2023. This diversification reasonably permits the Company not to rely on any single customer, or group of customers, on any single product line, or any specific geographic area. Our Amazon sales represent the majority of our sales effort in the last 24 months.

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

●	Future acquisitions - We will seek suitable acquisition opportunities to further increase our scale, expand sales and access new markets and sectors.
●	E-Commerce Platforms - Expanding beyond our current global network of online storefronts serving thousands of consumers, enterprises, and governments.

Our Healthcare Operations Business

Our healthcare operations, which are run through our subsidiary, Progressive Care Inc. and its wholly-owned subsidiaries, offers personalized healthcare services and technology that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers. Pharmco provides prescription pharmaceuticals, compounded medications, tele-pharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management. Through Pharmco, LLC doing business as Pharmcorx (“Pharmco 901”) and Pharmcorx LTC, Touchpoint RX, LLC doing business as PharmcoRx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” historically or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”) we also offer certain disease testing and vaccinations.

We offer services in a variety of languages, including English, Spanish, French, Creole, Portuguese, Ukrainian and Russian.

Our services are designed to provide satisfaction across all medication stakeholders and enhance loyalty and key performance metrics. We offer value-added services at no additional charge including prior authorization assistance, same-day home-medication delivery, on site provider consultation services, primary care reporting and analytics, and customized packaging solutions. The pharmacies accept most major insurance plans and provide access to co-pay assistance programs to income qualified patients, discount and manufacturer coupons, and competitive cash payment options.

Products and Services

We enhance patient adherence to complex drug regimens, collect and report data, and ensure effective dispensing of medications to support the needs of patients, providers, and payors. Our patient and provider support services ensure appropriate drug initiation, facilitate patient compliance and adherence, and capture important information regarding safety and effectiveness of the medications that we dispense.

Pharmco is rated by pharmacy benefit managers (“PBMs”) based on its ability to adequately supply chronic care medications to patients during a measurement period. This score is then compared to the scores of other pharmacies in the network at which point a relative rating is issued. For the year ended December 31, 2023, per EQuIPP®, a performance information management tool that provides standardized, benchmarked data to help shape strategies and guide medication-related performance improvement, our performance score was Five Stars, ranking our pharmacy among the top pharmacies in the U.S. Primary care physicians may refer patients to pharmacies that have high performance scores, though patients retain the right to have their prescriptions dispensed by a network of pharmacies of their choice.

Through our wholly owned subsidiary, ClearMetrX, we offer data management and reporting services to support health care organizations. There are substantial restrictions in federal and state laws on the use and sharing of patient data and ClearMetrX is in compliance with such laws. The ClearMetrX offerings include data management and Third-Party Administration (“TPA”) services for 340B covered entities, pharmacy data analytics, and programs to manage HEDIS Quality Measures including Medication Adherence. These offerings cater to the glaring need for frontline providers to understand best practices, patient behaviors, care management processes, and the financial mechanisms behind these decisions. We provide data access and actionable insights that providers and support organizations can use to improve their practice and patient care.

Pharmco also provides contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program. Under the terms of these agreements, we act as a pass through for third-party payor reimbursements on prescription claims adjudicated on behalf of each 340B covered entity and receive a dispensing fee per prescription. These dispensing fees vary by the 340B covered entity and the level of service provided by us.

For our long-term care (“LTC”) customers, Pharmco provides purchasing, repackaging and dispensing of both prescription and non-prescription pharmaceutical products. Pharmco utilizes a unit-of-dose packaging system as opposed to the traditional vials as this method of distribution is the industry best practice standard. Pharmco is equipped for various types of unit-of-dose packaging options to meet the needs of LTC patients and retail customers. Pharmco uses the same robotic packaging systems currently used by chain, mail order, and large-scale pharmacies. Pharmco also provides computerized maintenance of patient prescription histories, third-party billing and consultant pharmacist services. Pharmco’s consultant pharmacist services consist primarily of evaluation of monthly patient drug therapy and monitoring the LTC institution’s drug distribution system.

Medication therapy management (“MTM”) involves review and adjustment of prescribed drug therapies to improve patient health outcomes for patients with multiple prescriptions. This process includes several activities such as performing patient assessments, creating medication treatment plans, monitoring the effectiveness of and adherence to prescribed therapies, and delivering documentation of these services to the patient’s physician to coordinate comprehensive care.

Distribution Methods

We currently deliver prescriptions throughout Florida and ship medications to residents in those states where we hold non-resident pharmacy licenses. We currently hold Florida Community Pharmacy Permits at all Florida pharmacy locations and our Pharmco 901 location is licensed as a non-resident pharmacy in the following states: Arizona, Colorado, Connecticut, Georgia, Illinois, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, and Utah. We can dispense to patients in the state of Massachusetts without a non-resident pharmacy license because Massachusetts does not require such a license for these activities.

Pharmco subsidiaries are full-service retail specialty services pharmacies that offer same-day free delivery within Florida.

Industry and Market of our Healthcare Operations Business

Pharmacy operations

The retail pharmacy and pharmaceutical wholesale industries are highly competitive and dynamic and have experienced consolidation and an evolving competitive landscape in recent years. Prescription drugs play a significant role in healthcare, constituting a first line of treatment for many medical conditions. New and innovative drugs will improve quality of life and control healthcare costs. In light of accelerating usage of mail order and delivery-based services, both before and after the global COVID-19 pandemic, we believe the market for personalized and convenient care access is increasing. We have provided same-day and next-day home delivery services since the beginning of our operations. We are well positioned in Florida to gain additional market share among a broad demographic of patients due to our high-performance scores and value-added services. Additionally, we value opportunities that create strategic partnerships, acquire synergistic operations and expand current operations to round out pharmacy capabilities which could potentially include, but are not limited to, specialty medications, sterile compounding, and mail-order.

Data management services

The latest trend in healthcare is to use data to improve patient outcomes and quality of life – a practice known as “Applied Health Analytics”. “Data analytics” refers to the practice of aggregating large data sets and analyzing them to draw important insights and recommendations. This process is increasingly aided by new software and technology that facilitates the examination of large volumes of data to detect hidden information.

A key objective within organizations with access to large data collections is to harness the most relevant data and use it to optimize decision making. ClearMetrX developed the 340MetrX platform that retrieves dispensing pharmacy data to provide physicians and 340B covered entities with valuable and insightful reports and analytics to manage their operations.

We also serve the following key constituents, to benefit our patients:

Physicians and Health Systems: Our team works with physician offices to manage prior-authorization and other requirements of managed care organization requirements, such as denial and appeal process, to ensure that complicated administrative tasks do not impair the delivery of quality patient care. We provide risk evaluation services, implement risk mitigation strategies, and collect patient adherence data to provide physicians and health systems with enhanced visibility. Our tools and processes improve physician performance metrics which in turn results in enhanced profitability of the physicians’ practices.

Payors: We manage prescription regimens for chronically ill populations and help payors, including health insurance plans and PBMs, reduce costs through patient care management, reduction in readmission rates, decreased acute care spending for chronic care conditions, formulary compliance, and implementation of lowest cost-effective alternative therapies.

Virtual Healthcare Services and Healthcare Technologies

Virtual healthcare services, or Telehealth, is a growing segment of the healthcare sector. It involves remotely exchanging patient data between locations for the purposes of obtaining assistance in monitoring and diagnosing. Telehealth allows the healthcare practitioner to easily offer their services on consultation, care management, diagnosis, and self-management services using information and communication technologies. These services are being offered through various modes of delivery, such as on-premises, web-based, and cloud-based delivery. A growing population over the age of 65, the increase in the number of chronic diseases, and a rise in demand for home monitoring devices are the major drivers which are likely to aid the growth of the telehealth market.

In the current environment, healthcare information is increasingly fragmented with numerous electronic healthcare record platforms, virtual care systems, pharmacy software, and data silos and transmitters which lack fundamental integration. Healthcare stakeholders are often at odds about proper care techniques and this lack of alignment increases burdens on providers and patients alike and is associated with decreasing satisfaction with healthcare services and negative health outcomes.

Growth Strategy

We plan to grow our healthcare operations business by executing on the following key growth strategies:

Data Management Services. We believe that data management for frontline and independent providers, 340B covered entities, and pharmacies will have increasing importance as health systems evolve to become virtual and digitized. Increasing focus on performance, margins, and quality, means that our models and platforms will have strategic value through our roots in day-to-day care management. Data management services will become an increasing driver of growth and development for us with its higher margins and diverse monetization pathways.

Invest in Sales and Marketing. We are based in South Florida and will continue to grow our dispensing operations throughout the state, and there are opportunities to expand geographically throughout the rest of the country. Our data management services and health IT services can be used by customers across the U.S. and we expect to continue to invest in sales and marketing efforts for these services.

Selectively Pursue Growth Through Strategic Acquisitions. We believe the specialty pharmacy industry is highly fragmented and provides numerous opportunities to expand through acquisitions. While we will continue to focus on growing our business organically, we believe we can opportunistically enhance our competitive position through complementary acquisitions in both existing and new markets. We plan to selectively evaluate potential acquisition opportunities in other therapeutic categories, services, and technologies with the goal of preserving our culture, optimizing patient outcomes, enhancing value to other constituents, and building long-term value for our shareholders.

Competition to our Healthcare Operations Business

Competitive Strengths

We believe we are well positioned to continue to increase our market share based on the following competitive strengths:

Adding value to all constituents. The value we deliver to all constituents is based upon our thousands of daily patient interactions. We help patients adhere to complicated medication therapies, process refills, manage any side effects, and manage any insurance concerns ensuring that they get the best standard of care. The clinical efficacy of drug therapies, especially for acute and chronic conditions, is typically enhanced when patients precisely follow the prescribed treatment regimens, including dosing and frequency.

Performance. Pharmacies are measured against their peers to improve quality of patient care. We have dedicated staff to track performance metrics, ensuring high comparative adherence rates. Across the population, an average 50% of patients are adherent to prescribed medication protocols. We believe our high adherence rates are due to, among other things, our model of proactive patient engagement, direct communication with and connections to healthcare stakeholders, our patient training and education, patient behavior analysis and medication coaching, compliance packaging, tracking timing of refills, free home delivery, and language support. We also help identify third-party funding support programs to help cover expensive out-of-pocket costs.

Clinically trained operational professionals. Our licensed pharmacists and technicians have been trained on our patient care model and data management tools to conduct a full healthcare evaluation. These healthcare professionals not only dispense medications, but also analyze patients’ needs, behaviors, lifestyles, healthcare services providers, and payor resources to optimize the medication therapies received. Our staff conducts this full healthcare evaluation while also communicating necessary care information to authorized providers and caregivers before medications are dispensed, which differentiates our pharmacy operations from our competitors’ models.

Lean and nimble operational strategy. Healthcare is an industry where best practices are continuously evolving. With increasing emphasis on reducing healthcare costs which puts pressure on gross margins, we have identified new trends and opportunities pivoting to business processes better suited to future environments. Additionally, we have focused on diversifying our revenue streams within the pharmacy industry to identify complementary and associated revenue opportunities to keep the operation one step ahead of market forces.

Diversity and cultural awareness. We represent the fabric of the community from which we originate. Our employees consist of diverse faiths, races, ethnic origins, and sexual orientations. This provides us with the unique ability to speak the language that our patients and providers speak. It has also allowed us to be innovative in our approach to healthcare by leveraging the broad perspectives of our team to challenge our methodologies and be responsive to the unique needs of our patients, clients, and customers.

Competitive Positions and Methods of Competition

We compete with national and independent retail drug stores, supermarkets, convenience stores, mail order prescription providers, discount merchandisers, membership clubs, health clinics, provider dispensaries, and internet pharmacies. Competition is based on several factors including store location and convenience, customer service and satisfaction, product selection and variety, and price. Our primary competitive advantages lie in providing personalized service to the patients and facility operators, selectively adding labor saving and compliance enhancing processes and carrying inventory to provide rapid delivery of all pharmaceutical needs, free home delivery services, and data management and analytics.

In the United States, the provision of healthcare services of any kind is highly competitive. Our ability to recruit qualified personnel, attract new institutional and retail clients, and expand the reach of our pharmacy operations relies on our ability to quickly adapt to changing societal attitudes, market pressure, and government regulation.

We face substantial competition within the pharmaceutical healthcare services industry and in the past year have seen even more consolidation. We expect to see this trend continue in the coming year and it is uncertain what effect, if any, these consolidations will have on us or the industry. The industry includes several large, well-capitalized companies with nationwide operations and capabilities in the specialty services and PBM services arenas, such as CVS Caremark, Express Scripts, Humana, Walgreens, Optum, MedImpact Healthcare Systems and many smaller organizations that typically operate on a local or regional basis. In the Specialty Pharmacy Services segment, we compete with several national and regional specialty pharmacy companies that have substantial financial resources and which also provide products and services to the chronically ill, such as CVS Caremark, Express Scripts, Humana, Optum and Walgreens.

Some of our pharmacy service competitors are under common control with, or are owned by, pharmaceutical wholesalers and distributors or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. Some of our primary competitors, such as Omnicare and Walgreens, have a substantially larger market share than our existing market share. Moreover, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. Because of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products.

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

Government approval is necessary to open any new pharmacy or other health services location.

Effect of Existing or Probable Governmental Regulations

As a participant in the healthcare industry, our operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, dispensing or distribution, and management of prescription drugs and related services we provide and may affect us. We believe that we are in substantial compliance with all legal requirements material to our operations.

We conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and maintain a formal reporting procedure to disclose possible violations of these laws and regulations to the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services.

Professional Licensure. Pharmacists, pharmacy technicians and certain other health care professionals employed by us are required to be individually licensed or certified under applicable state law. We perform searches in criminal, federal and state exclusion lists, and other background checks on employees and are required under state licensure to ensure that our employees possess all necessary licenses and certifications. We believe that our employees comply in all material respects with applicable licensure laws.

State laws require that each pharmacy location be licensed as an in-state or non-resident pharmacy to dispense pharmaceuticals in that state. State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Such standards often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually or biennial according to state laws. We believe that our pharmacies’ present and future locations comply with all state licensing laws applicable to these businesses. If our pharmacy locations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in the state would be limited, which could have an adverse impact on our business.

Other Laws Affecting Pharmacy Operations. We are subject to federal and state statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal, and clinical trials. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal and state-controlled substance laws require us to register our pharmacies with the U.S. Drug Enforcement Administration (“DEA”) and to comply with security, record keeping, inventory control, labeling standards and other requirements to dispense controlled substances.

Food, Drug and Cosmetic Act. Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements if they are not adulterated or misbranded and are dispensed in accordance with, and pursuant to, a valid prescription. We believe that we comply in all material respects with all applicable requirements.

Anti-Kickback Laws. Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), the federal “anti-kickback” law prohibits the knowing and willful offer or payment of any remuneration to induce the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs (including both traditional Medicaid fee-for-service programs as well as Medicaid managed care programs). Violation of the federal anti-kickback statute could subject us to criminal and/or civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs for not less than five years, or the imposition of civil monetary penalties. Exclusion from any of these programs or sanctions of civil monetary penalties could have a material adverse impact on our operations and financial condition.

The federal anti-kickback law has been interpreted broadly by courts, the OIG of the U.S. Department of Health and Human Services (“HHS”), and other administrative bodies. Because of the broad scope of those statutes, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests held by a person or entity, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion” or “switching” programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies about such programs.

Several states also have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than federal law. Management understands the importance of anti-kickback laws and has helped structure our operations in a manner believed to be compliant with these laws.

The Stark Laws. The federal self-referral law, commonly known as the “Stark Law”, prohibits physicians from referring Medicare or Medicaid patients for “designated health services” (which include, among other things, outpatient prescription drugs, durable medical equipment and supplies and home health services) to an entity with which the physician, or an immediate family member of the physician, has a direct or indirect financial relationship, unless the financial relationship is structured to meet an applicable exception. Several states have enacted laws similar to the Stark Law. These state laws may cover all, not just Medicare and Medicaid, patients and exceptions or safe harbors may vary from the Stark Law and vary significantly from state to state. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties, and program exclusion. Noncompliance with the Stark Law could adversely affect our financial results and operations.

Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the federal False Claims Act (the “False Claims Act”), which imposes civil penalties for knowingly making or causing to be made false claims to secure a reimbursement from government-sponsored programs, such as Medicare and Medicaid. Investigations or actions commenced under the False Claims Act may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action. The False Claims Act authorizes the payment of a portion of any recovery to the individual suing. Such actions are initially required to be filed under seal pending their review by the Department of Justice. If the government intervenes in the lawsuit and prevails, the whistleblower (or plaintiff filing the initial complaint) may share with the federal government in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in many claims, as each individual claim could be deemed to be a separate violation of the False Claims Act.

Some states also have enacted statutes like the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, if a state false claim act meets certain requirements as determined by the OIG in consultation with the U.S. Attorney General, the state is entitled to an increase of ten percentage points in the state medical assistance percentage with respect to any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include California, Florida, Illinois, Indiana, Massachusetts, Michigan, Nevada, Tennessee and Texas. We operate in several of these states and submit claims for Medicaid reimbursement to the respective state Medicaid agency. This legislation has led to increased auditing activities by state healthcare regulators. As such, we have been the subject of an increased number of audits. While we believe that we are following Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services and a material disagreement between us and these governmental agencies on the way we provide products or services could have a material adverse effect on our business and operations, our financial position, and our results of operations.

The False Claims Act also has been used by the federal government and private whistleblowers to bring enforcement actions under so-called “fraud and abuse” laws like the federal anti-kickback statute and the Stark Law. Such actions are not based on a contention that an entity has submitted claims that are facially invalid. Instead, such actions are based on the theory that when an entity submits a claim, it either expressly or impliedly certifies that it has provided the underlying services in compliance with applicable laws, and therefore that services provided and billed for during an anti-kickback statute or Stark Law violation result in false claims, even if such claims are billed accurately for appropriate and medically necessary services. The availability of the False Claims Act to enforce alleged fraud and abuse violations has increased the potential for such actions to be brought, and which often are costly and time-consuming to defend.

Confidentiality and Privacy. Most of our activities involve the receipt, use and disclosure of confidential medical, pharmacy or other health-related information concerning individual members, including the disclosure of the confidential information to the member’s health benefit plan.

On April 14, 2003, the final regulations issued by HHS, regarding the privacy of individually identifiable health information (the “Privacy Regulations”) pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) took effect. The Privacy Regulations are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual.

The requirements imposed by the Privacy Regulations, the Transactions Standards, and the Security Standards are extensive and can require substantial cost and effort to assess and implement. We have taken and will continue to take steps that we believe are reasonable to ensure that our policies and procedures are following the Privacy Regulations, the Transactions Standards, and the Security Standards. The requirements imposed by HIPAA have increased our burden and costs of regulatory compliance, altered our reporting to Plan Sponsors and reduced the amount of information we can use or disclose if members do not authorize such uses or disclosures.

Medicare Part D. The Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries, regulates various aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. The Centers for Medicare & Medicaid Services (“CMS”) imposed restrictions and consent requirements for automatic prescription delivery programs, and further limited the circumstances under which Medicare Part D plans may recoup payments to pharmacies for claims that are subsequently determined not payable under Medicare Part D. CMS sanctions for non-compliance may include suspension of enrollment and even termination from the program.

The Medicare Part D program has undergone significant legislative and regulatory changes since its inception. Medicare Part D continues to attract a high degree of legislative and regulatory scrutiny, and applicable government rules and regulations continue to evolve. For example, CMS may issue regulations that limit the ability of Medicare Part D plans to establish preferred pharmacy networks.

Any Willing Provider Statutes and Narrow Networks. Any Willing Provider (“AWP”) statutes are laws that require health insurance carriers to permit providers to join those networks so long as the provider is willing to accept the terms and conditions of that carrier’s plan. Numerous states have some form of AWP law, though nearly all prohibit insurance carriers from limiting membership within their provider networks based on geography or other characteristics. The laws in each state addressing the legality of narrow networks vary widely. Some laws address plans only while other laws address non-insurers, like a PBM. Some laws address all types of health benefits while other laws only address a single type of benefit, like pharmacy. The risk to a pharmacy would be in those states that do not have an applicable AWP statute, a provider can be excluded from a narrow network.

While the offering of narrow and preferred networks is common across the country, there have been many lawsuits challenging the use of these type of arrangements due to the fact that they exclude certain providers from participating. The outcome of the challenges has varied, primarily based upon the interpretation of the state laws under which the challenges are made. This is an evolving area of law. Given the intense scrutiny of drug pricing and arrangements, and the ongoing lawsuits that are being filed in response to narrow networks, there remains risk in developing narrow networks, which will vary by state, depending on each state’s laws and legal precedent. Additionally, state laws are subject to change at any time, resulting in uncertainty for pharmacy operations in a given state.

Health Reform Legislation. Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act (“ACA”), as amended by the Healthcare and Education Reconciliation Act of 2010 (the “Health Reform Laws”), which enacted a number of significant healthcare reforms. There have been executive, judicial, and Congressional challenges to certain aspects of the Health Reform Laws. For instance, the Tax Cuts and Jobs Act of 2017 included a provision that repealed the tax-based shared responsibility payment imposed by the Health Reform Laws on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Costs and Effects of Compliance with Environmental Laws

Not applicable.

Employees

As of December 31, 2023, we had 142 full-time employees and 24 part-time employee.

Sources and Availability of Components and Raw Materials

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

We obtain pharmaceutical and other products from wholesale drug distributors. We have maintained a relationship with a primary supplier that accounted for 98% of pharmaceutical purchases for the six months ended December 31, 2023, and several supplementary suppliers. Our primary supplier for the years ended December 31, 2023 was McKesson. The loss of a supplier could adversely affect our business if alternate sources of drug supply are unavailable. We believe that our relationships with our suppliers, overall, are good, and that there are alternative suppliers in the marketplace.

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

We have incurred net losses since our inception. For the years ended December 31, 2023, and 2022, we have incurred net losses of approximately $12.4 million and $9.2 million, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $34.9 million. We expect to incur additional losses prior to recording sufficient revenue from our operations as a result of the costs associated with expanding and seeking additional sources of revenue to our current revenue base.

Corporate Information

NextPlat Corp, formerly Orbsat Corp, is a Nevada corporation and was originally incorporated in Florida in 1997. Our headquarters and principal executive offices are located at 3250 Mary St., Suite 410, Coconut Grove, FL 33133. Our telephone number is (305) 560-5355, and our corporate website is www.nextplat.com. Unless the context requires otherwise, in this report the terms “the Company,” “we,” “us,” and, “our” refer to NextPlat and our wholly owned subsidiaries.

Available Information

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

Risks Related to Our Business Generally

●	We have a history of net losses, and we are uncertain about our future profitability.
●

Supply chain and shipping disruptions have resulted in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, operating results and financial condition.

●	Our dependence on key suppliers puts us at risk of interruptions in the availability of our products, which could reduce our revenue and adversely affect the results of operations.
●	Unfavorable global economic conditions have in the past and could in the future adversely affect our business, financial condition or results of operations.
●	We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.
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

Risks Related to Our e-Commerce Business

●	Our sales may be impacted should there be a disruption of service to our Amazon or Alibaba online storefronts.
●	Creating and maintaining a trusted status of our online marketing presence or ecosystem will be critical to our viability and growth.
●	Any termination or material change in our relationship with Amazon or Alibaba could have a material adverse effect on our business, financial condition, results of operations and prospects.
●	We may not be able to maintain and improve our online marketing.
●	We face challenges in expanding our international and cross-border businesses and operations.
●	We are heavily reliant on the services of certain executive officers and the departure or loss of any of these officers could disrupt our business.
●	A significant portion of our revenues are from sales of products on Amazon and any limitation or restriction, temporarily or otherwise, to sell on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.
●	If logistics service providers used by our merchants fail to provide reliable logistics services, our business and prospects, as well as our financial condition and results of operations, may be materially and adversely affected.
●	Our e-commerce platforms could be disrupted by network interruptions.
●	Security breaches and attacks against our systems and network, and any potentially resulting breach or failure to otherwise protect personal, confidential and proprietary information, could damage our reputation and negatively impact our business, as well as materially and adversely affect our financial condition and results of operations.
●	Non-compliance with, or changes in, the legal and regulatory environment in the countries in which we operate could increase our costs or reduce our net operating revenues.
●	Tightening of tax compliance efforts that affect our merchants could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business, financial conditions and results of operations.
●	Uncertainties with respect to China’s PRC legal system could adversely affect us.
●	Recent litigation and negative publicity surrounding China-based companies listed in the United States may negatively impact the trading price of our securities.
●	Fluctuations in exchange rates could have a material and adverse effect on the results of operations and the value of your investment.
●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

Risks Related to Our Healthcare Business

●	We derive a significant portion of our sales from prescription drug sales reimbursed by pharmacy benefit management companies.
●	Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.
●

A slowdown in the frequency and rate of the introduction of new prescription drugs as well as generic alternatives to brand name prescription products could adversely affect our business, financial position, and results of operations.

●	Uncertainty regarding the impact of Medicare Part D may adversely affect our business, financial position and our results of operations.
●	Unexpected safety or efficacy concerns may arise from pharmaceutical products.
●

Prescription volumes may decline, and our net revenues and ability to generate earnings may be negatively impacted, if products are withdrawn from the market or if increased safety risk profiles of specific drugs result in utilization decreases.

●	Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.
●	Changes in industry pricing benchmarks could adversely affect our business, financial position and results of operations.
●	The industries in which we operate are extremely competitive and competition could adversely affect our business, financial position and results of operations.
●	Existing and new government legislative and regulatory action could adversely affect our business, financial position and results of operations.
●	Changes in the health care regulatory environment may adversely affect our business.
●	Efforts to reform the U.S. health care system may adversely affect our financial performance.
●

If we are found to be in violation of Medicaid and Medicare reimbursement regulations, we could become subject to retroactive adjustments and recoupment, or exclusion from the Medicaid, Medicare programs, and PBM networks.

●	Our industry is subject to extensive government regulation, and noncompliance by us or our suppliers could harm our business.
●	Our operating results are affected by the health of the economy in general and the markets we serve.
●	If the products and services that we offer fail to meet customer needs, our sales may be affected.
●	We are highly dependent on one supplier for our products, and a loss of that supplier may adversely impact our ability to sell products to our customers.
●	We derive a significant portion of our revenues from a small number of customers and a loss of one or both of those customers would have a material adverse impact on our business.
●	Our ability to grow our business may be constrained by our inability to find suitable new pharmacy locations at acceptable prices.
●	Our ability to grow our business may be constrained by our inability to obtain adequate permits and licensing for new locations, business lines, and market territories.
●

Product liability, product recall or personal injury issues could damage our reputation and have a significant adverse effect on our businesses, operating results, cash flows and/or financial condition.

●

If we are not able to market our services effectively to clinics, their affiliated healthcare providers and prescription drug providers, we may not be able to grow our patient base as rapidly as we have anticipated.

●	A disruption in our telephone system or our computer system could harm our business.

Risks Related to the Pharmacy Industry

●	There is substantial competition in our industry, and we may not be able to compete successfully.
●	If demand for our products and services is reduced, our business and ability to grow would be harmed.
●

Our revenues could be adversely affected if new drugs or combination therapies are developed and prescribed to our patients that have a reimbursement rate less than that of the current drug therapies our patients receive.

●	If our credit terms with vendors become unfavorable or our relationship with them is terminated, our business could be adversely affected.

Risks Relating to Our Data Management Services

●

Competition with some customers, or decisions by customers to perform internally some of the same solutions or services that we offer, could harm our business, results of operations or financial condition.

●

If our solutions do not interoperate with our customers’ or their vendors’ networks and infrastructures, or if customers or their vendors implement new system updates that are incompatible with our solutions, sales of those solutions could be adversely affected.

●	Our ability to generate revenue could suffer if we do not continue to update and improve existing solutions and develop new ones.
●

There are increased risks of performance problems and breaches during times when we are making significant changes to our solutions or systems we use to provide our solutions. In addition, changes to our solutions or systems, including cost savings initiatives, may cost more than anticipated, may not provide the benefits expected, may take longer than anticipated to develop and implement or may increase the risk of performance problems.

●	Breaches and failures of our IT systems and the security measures protecting them, and the sensitive information we transmit, use and store, expose us to potential liability and reputational harm.
●

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results.

●	If we are unable to successfully execute on cross-selling opportunities of our solutions the growth of our business and financial performance could be harmed.
●

We rely on internet infrastructure, bandwidth providers, other third parties and our own systems in providing certain of our solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could negatively impact our relationships with customers, adversely affecting our brand and our business.

Risks Related to Our Business

We have a history of net losses, and we are uncertain about our future profitability.

We have incurred significant net losses since our inception. For the years ended December 31, 2023, and 2022, we have incurred net losses of approximately $12.4 million, and $9.2 million, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $34.9 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful in increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we can achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.

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

Unfavorable global economic conditions have in the past and could in the future adversely affect our business, financial condition or results of operations.

Our results of operations have in the past and could in the future be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States, have been affected from time to time by economic downturns or recessions, government shutdowns, supply chain constraints, heightened and fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine or Gaza and Israel, the ongoing conflicts and any further escalation of geopolitical tensions related to these conflicts, including the imposition of sanctions by the United States and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates, increased probability of a recession and increased volatility in financial markets. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.

A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, we will be subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. Fluctuations in currency exchange rates may therefore have an impact on our results as expressed in U.S. dollars. For example, inflation rates, particularly in the United States and UK, have seen increased levels compared to recent history. Elevated inflation may result in further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and geopolitics, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, fluctuating interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business. Moreover, the turmoil in the banking system, such as the turmoil seen in early 2023 with the appointment of the FDIC as a receiver for several U.S. banks, may increase market volatility. Due to these and other macroeconomic factors, many observers believe there is a risk of a recession occurring in the United States, and perhaps in other major global economies. These developments may adversely affect our business, financial condition and results of operations.

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

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2023, we had cash on hand of approximately $26.3 million. If cash on hand, cash generated from operations, and the net proceeds from prior offerings are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financing. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or considering specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

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

As of April 10, 2024, our existing principal stockholders, named executive officers, directors and their affiliates beneficially own approximately 63.7% of our outstanding shares of common stock, and our Executive Chairman and Chief Executive Officer, Charles M. Fernandez will receive upon vesting, 200,000 shares of our common stock, which vests in one installment over the next six months, on June 2, 2024. In addition, such parties may acquire additional control by purchasing stock that we may issue in connection with our future fundraising efforts. As a result, these stockholders may now and in the future be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Conflicts of interest may arise between us and our directors and officers as a result of other business activities undertaken by such individuals.

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities. In addition, our executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us. In some cases, our executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention of our executive officers and directors.

In addition, we may also become involved in other transactions which conflict with the interests of our directors and the officers who may from time-to-time deal with persons, firms or institutions with which we may be dealing, or which may be seeking investments similar to those we desire. The interests of these persons could conflict with our interests. In addition, from time to time, these persons may be competing with us for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws, regulations and stock market rules. In particular, in the event that such a conflict of interest arises at a meeting of our board of directors, a director who has such a conflict will abstain from voting for or against the approval of such transaction. In accordance with applicable laws, our directors are required to act honestly, in good faith and in our best interests.

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

We may fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, and as a result, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

We are required to comply with the SEC’s rules implementing Sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. As a smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) until we are no longer a smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

To comply with the requirements of being a public company, we have undertaken and will need to undertake additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadlines imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer a smaller reporting company, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

We will become subject to a broad range of laws and regulations, and future laws and regulations may impose additional requirements and other obligations that could materially and adversely affect our business, financial condition and results of operations, as well as the trading prices of our securities.

The industries in which we plan to operate, including online and mobile commerce, digital media, and entertainment and other online content offerings, as well as certain important business processes, including those that may be deemed as relating to payment and settlement of funds, are highly regulated. Government authorities across the globe are likely to continue to issue new laws, rules and regulations and enhance enforcement of existing laws, rules and regulations in these industries. They have imposed, and may continue to impose, requirements or restrictions relating to, among other things, the provision of certain regulated products or services through platforms, new and additional licenses, permits and approvals, renewals and amendments of licenses, or governance or ownership structures, on us or certain of our businesses and our users. Failure to obtain and maintain such required licenses or approvals may materially and adversely affect our business.

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

For the year ended December 31, 2023, approximately 51.6% of our revenues are from sales of products on Amazon and any limitation or restriction, temporarily or otherwise, to sell on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition, and prospects.

Approximately 51.6% of our products are sold on Amazon and are subject to Amazon’s terms of service and various other Amazon seller policies that apply to third parties selling products on Amazon’s marketplace. Amazon’s terms of service provide, among other things, that it may terminate or suspend its agreement with any seller or any of its services being provided to a seller at any time and for any reason. In addition, if Amazon determines that any seller’s actions or performance, including ours, may result in violations of its terms or policies, or create other risks to Amazon or to third parties, then Amazon may in its sole discretion withhold any payments owed for as long as Amazon determines any related risk to Amazon or to third parties persist. Further, if Amazon determines that any seller’s, including our, accounts have been used to engage in deceptive, fraudulent or illegal activity, or that such accounts have repeatedly violated its policies, then Amazon may in its sole discretion permanently withhold any payments owed. In addition, Amazon in its sole discretion may suspend a seller account and product listings if Amazon determines that a seller has engaged in conduct that violates any of its policies. Any limitation or restriction on our ability to sell on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. We also rely on services provided by Amazon’s fulfillment platform which provides expedited shipping to the consumer, an important aspect in the buying decision for consumers. Any inability to market our products for sale with delivery could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

Risks Related to Our e-Commerce Business

Our sales may be impacted should there be a disruption of service to our Amazon or Alibaba online storefronts.

The Company’s Amazon online marketplaces represented approximately 51.6% and 54.3% of total sales for the years ended December 31, 2023, and 2022, respectively. In July 2021 we commenced sales through the Alibaba storefront. These marketplaces will represent a significant portion of our sales in the foreseeable future. Should there be a disruption of Amazon or Alibaba services or our ability to maintain storefronts with Amazon or Alibaba, our sales will likely decrease, and we would have to seek other distribution methods to sell our products online, which may be costly. In addition, if and to the extent the cost structure of the Amazon marketplace listing changes, such an increase could have a material adverse effect on the Company’s sales through this platform.

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

Our revenue growth also depends on our ability to grow our core businesses, newly developed businesses, as well as businesses that we may acquire or which we may consolidate. We are exploring and will continue to explore in the future new business initiatives, including in industries and markets in which we have limited or no experience, as well as new business models, that may be untested. Developing new businesses, initiatives and models requires significant investments of time and resources, and may present new and difficult technological, operational and compliance challenges. Particularly in the e-commerce space, we face various challenges while facilitating the convergence of online and offline retail and digitalization of offline business operations. Many of these challenges may be specific to business areas with which we do not have sufficient experience. Also, as we grow our direct sales businesses, we face new and increased risks, such as risks relating to inventory procurement and management, including failure to stock sufficient inventory to meet demands or additional costs or write-offs resulting from overstocking, supply chain management, accounts receivable and related potential impairment charges, as well as new and heightened regulatory requirements and increased liabilities to which we are subject as operators of direct sales businesses, including those relating to consumer protection, customs and permits and licenses, and allegations of unfair business practices. Failure to adequately address these and other risks and challenges relating to our direct sales business may harm our relationship with customers and consumers, adversely affect our business and results of operations and subject us to regulatory scrutiny or liabilities. We may encounter difficulties or setbacks in the execution of various growth strategies, and those strategies may not generate the returns we expect within the timeframe we anticipate, or at all. In addition, our overall revenue growth may slow, or our revenues may decline for other reasons, including increasing customer acquisition costs, increasing competition, disruptions to the global economy from pandemics, natural disasters or other events, as well as changes in the geopolitical landscape, government policies or general economic conditions. As our revenue grows to a higher base level, our revenue growth rate may slow in the future.

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

Risks Related to Our Healthcare Business

We derive a significant portion of our sales from prescription drug sales reimbursed by pharmacy benefit management companies.

We derive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by PBM companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates. There can be no assurance that we will continue to participate in any PBM network at any future time. If our participation in the prescription drug programs administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term. The Company or the PBM may terminate the network participation agreement at any time by way of advance notice to the other party. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results may be materially adversely affected. When we exit a pharmacy provider network and later resume network participation, there can be no assurance that we will achieve any level of business on any pace, or that all clients of the PBM sponsor of the network will choose to include us again in their pharmacy network initially or at all. In addition, in such circumstances we may incur increased marketing and other costs about initiatives to regain former patients and attract new patients covered by in-network plans.

Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.

The continued efforts of health maintenance organizations, managed care organizations, other companies, government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. Increased utilization of generic pharmaceuticals, which normally yield a higher gross profit rate than equivalent brand-named drugs, has resulted in a decrease in reimbursement payments to retail and mail order pharmacies for generic drugs through the imposition by third-party payors of generic effective rates that have caused a reduction in the generic profit rate. We expect pricing pressures from third-party payors to continue given the high and increasing costs of specialty drugs. As a result of this industry-wide pressure, we also may see profit margins on our contracts continue to compress, which may adversely affect our profitability.

PBM fees, including Direct and Indirect Remuneration (“DIR”) fees, transaction charges and network access fees, applied significant downward pressure on our profitability. DIR fees are often calculated and charged several months after adjudication of a claim, which adversely impacts our profitability. These fees lack transparency and are extremely difficult to predict and accrue. DIR fees are sometimes retroactively “clawed back” by the PBMs with little or no warning at the end of a quarter, which has a significant downward effect on our gross margins.

Retroactive contractual adjustments may be imposed on the pharmacies through execution of new contracts between pharmacy services administration organizations and PBMs with retroactive effectiveness. These contractual adjustments typically impose new lowered effective rate calculations on previously dispensed medications resulting in a PBM overpayment, which is later recouped with or without notice to the pharmacy. DIR fees and other PBM fees are generally not disclosed at adjudication and may change throughout the year. These adjustments and the resultant fees may not be predictable or avoidable and can adversely affect our revenues, cash flow, and profitability.

In addition, during the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Changing political, economic, and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, our business, financial position and results of operations could be materially adversely affected.

Quality measurement networks have a significant impact on our revenues. Quality measurement networks can be, but are not always, tied to DIR fees collected by PBMs. These networks designate specific metrics through which pharmacy performance is assessed. These metrics are disclosed along with benchmark guidance for quality or superior performance, which can lead to a return of the DIR fees by the PBMs in the form of performance bonuses. Failure to meet quality measures can result in loss of DIR fees collected and loss of PBM relationship. There is no guarantee that we will be successful in meeting quality review standards. Quality measurement networks are increasingly rigorous and can be based on comparative success against other pharmacies in the network. If other pharmacies out-perform our pharmacy or if we fail to meet quality metrics, our profitability can be adversely affected.

A slowdown in the frequency and rate of the introduction of new prescription drugs as well as generic alternatives to brand name prescription products could adversely affect our business, financial position, and results of operations.

The profitability of retail pharmacy businesses is dependent upon the utilization of prescription drug products. Generally, our pharmacies receive greater profit from generic drugs. Utilization trends are affected by the introduction of new and successful prescription pharmaceuticals as well as lower priced generic alternatives to existing brand name products. Accordingly, a slowdown in the introduction of new and successful prescription pharmaceuticals and/or generic alternatives could adversely affect our business, financial position and results of operations.

Uncertainty regarding the impact of Medicare Part D may adversely affect our business, financial position and our results of operations.

Since its inception in 2006, the Medicare drug benefit has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. To the extent this occurs, the adverse effects of the Medicare drug benefit may outweigh any opportunities for new business generated by the Medicare drug benefit. In addition, if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of the Medicare drug benefit or for other reasons; or if we fail to design and maintain programs that are attractive to Medicare participants, our Medicare Part D services and the ability to expand our Medicare Part D services could be materially and adversely affected, and our business, financial position and results of operations may be adversely affected.

Unexpected safety or efficacy concerns may arise from pharmaceutical products.

Unexpected safety or efficacy concerns can arise with respect to pharmaceutical drugs dispensed at our pharmacies, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales. If we fail to or do not promptly withdraw pharmaceutical drugs upon a recall by a drug manufacturer, our business and results of operations could be negatively impacted by reversals of pharmacy billings that will result in loss of revenue.

Prescription volumes may decline, and our net revenues and ability to generate earnings may be negatively impacted, if products are withdrawn from the market or if increased safety risk profiles of specific drugs result in utilization decreases.

We dispense significant volumes of drugs from our pharmacies. These volumes are the basis for our net revenues. When increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability, and cash flows may decline.

Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceutical products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or eliminate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance.

We cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission.

Changes in industry pricing benchmarks could adversely affect our business, financial position and results of operations.

Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), average sales price and wholesale acquisition cost.

Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

The industries in which we operate are extremely competitive and competition could adversely affect our business, financial position and results of operations.

We operate in a highly competitive environment. As a pharmacy retailer, we compete with other drugstore chains, supermarkets, discount retailers, membership clubs, Internet companies and retail health clinics, as well as other mail order pharmacies. In that regard, many pharmacy benefits plans have implemented plan designs that mandate or provide incentives to fill maintenance medications through mail order pharmacies. To the extent this trend continues, our retail pharmacy business could be adversely affected. In addition, some of these competitors may offer services and pricing terms that we may not be willing or able to offer. Competition may also come from other sources in the future. Thus, competition could have an adverse effect on our business, financial position and results of operations.

Existing and new government legislative and regulatory action could adversely affect our business, financial position and results of operations.

The retail drugstore business is subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; and regulations of the FDA, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. In that regard, our business, financial position and results of operations could be affected by one or more of the following:

●

federal and state laws and regulations governing the purchase, distribution, management, dispensing and reimbursement of prescription drugs and related services, whether at retail or mail, and applicable licensing requirements;

●	the effect of the expiration of patents covering brand name drugs and the introduction of generic products;
●	the frequency and rate of approvals by the FDA of new brand named and generic drugs, or of over-the-counter status for brand name drugs;
●	FDA regulation affecting the retail pharmacy industry;
●

rules and regulations issued pursuant to the HIPAA; and other federal and state laws affecting the use, disclosure and transmission of health information, such as state security breach laws and state laws limiting the use and disclosure of prescriber information;

●	administration of the Medicare drug benefit, including legislative changes and/or CMS rulemaking and interpretation;
●	government regulation of the development, administration, review and updating of formularies and drug lists;
●	state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;
●	impact of network access (any willing provider) legislation on ability to manage pharmacy networks;
●	managed care reform and plan design legislation;
●	insurance licensing and other insurance regulatory requirements applicable to offering prescription drug providers (“PDP”) about the Medicare drug benefit;
●	direct regulation of pharmacies by regulatory and quasi-regulatory bodies; and
●	Federal government sequestration affecting Medicare Part B reimbursements.

Changes in the health care regulatory environment may adversely affect our business.

Future rulemaking could increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future rulemaking, but any such rulemaking could have an adverse impact on our results of operations.

The sustainability of our current business model is also dependent on the availability, pricing and rules and regulations relating to the dispensing of controlled medications. Changes that affect any of these variables could greatly impact our current revenue streams as well as alter our business structure and future plans for growth and development.

Efforts to reform the U.S. health care system may adversely affect our financial performance.

Congress periodically considers proposals to reform the U.S. health care system. These proposals may increase government involvement in health care and regulation of pharmacy services, or otherwise change the way we or our clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that the combined company would provide. We cannot predict what effect, if any, these proposals may have on its retail and pharmacy services businesses. Other legislative or market-driven changes in the health care system that we cannot anticipate could also materially adversely affect our results of operations, financial position and/or cash flow from operations.

If we are found to be in violation of Medicaid and Medicare reimbursement regulations, we could become subject to retroactive adjustments and recoupment, or exclusion from the Medicaid, Medicare programs, and PBM networks.

As a Medicaid and Medicare provider, we are subject to retroactive adjustments due to prior-year audits, reviews and investigations, government fraud and abuse initiatives, and other similar actions. Federal regulations provide for withholding payments to recoup amounts payable under the programs and, in certain circumstances, allow for exclusion from Medicaid and Medicare. We cannot offer any assurance that, pursuant to such audits, reviews, investigations, or other proceedings, we will be found to be complying in all respects with such reimbursement regulations. A determination that we are in violation of any such reimbursement regulation could result in retroactive adjustments and recoupment of payments and have a material adverse effect on our financial condition and results of operations. As a Medicaid and Medicare provider, we are also subject to routine, unscheduled audits, and if any such audit results in a negative finding, finding, we may be subject to exclusions from Medicaid, Medicare, and other PBM networks, which would adversely affect our results of operations and financial condition.

Our industry is subject to extensive government regulation, and noncompliance by us or our suppliers could harm our business.

The repackaging, marketing, sale, and purchase of medications are extensively regulated by federal and state governments. In addition, many of the brand name and controlled medications that we sell receive greater attention from law enforcement officials than medications that are most often dispensed by traditional pharmacies due to the high cost of these medications and the potential for diversion and fraud, waste, and abuse. We sell common blood pressure, statin and other common drugs, and dispense either brand name or generic drugs according to the doctor’s prescription. If we fail to, or are accused of failing to, comply with applicable laws and regulations, we could be subject to penalties that may include exclusion from the Medicare or Medicaid programs, fines, requirements to change our practices, and civil or criminal penalties, which could harm our business, financial condition, and results of operations. Any disqualification from participating in Medicare or the state Medicaid programs would significantly reduce our net sales and our ability to maintain profitability. Our business could also be harmed if the entities with which we contract or have business relationships, such as pharmaceutical manufacturers, distributors, physicians, clinics, or home health agencies are accused of violating laws or regulations.

While we believe that we are operating our business in substantial compliance with existing legal requirements material to the operation of our business, there are significant uncertainties involving the application of many of these legal requirements to our business. Changes in interpretation or enforcement policies could subject our current practices to allegations of impropriety or illegality. The applicable regulatory framework is complex and evolving, and the laws are very broad in scope. Many of the laws remain open to interpretation and have not been addressed by substantive court decisions to clarify their meaning. We are also unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us. Further, we cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase our cost of compliance with such laws or reduce our ability to remain profitable.

Federal and state investigations and enforcement actions continue to focus on the healthcare industry, scrutinizing a wide range of items such as referral and billing practices, product discount arrangements, dissemination of confidential patient information, clinical drug research trials, pharmaceutical marketing programs, and gifts for patients. It is difficult to predict how any of the laws implicated in these investigations and enforcement actions may be interpreted to apply to our business. Any future investigation may cause publicity, regardless of the eventual result of the investigation, or its underlying merits, that would cause potential patients to avoid us, reducing our net sales and profits and causing our stock price to decline.

The U.S. capital markets are currently experiencing extreme volatility and disruption following the global outbreak of COVID-19 and other global events. Disruptions in the capital markets in the past have resulted in illiquidity in parts of the capital markets we serve. Our business is affected by the economy in general, including changes in consumer purchasing power, preferences and/or spending patterns. These changes could affect drug utilization trends as well as the financial health and number of covered lives of our clients, resulting in an adverse effect on our business, financial condition, results of operations and cash flows.

Unfavorable economic conditions may cause a decline in drug utilization and dampen demand for pharmaceutical drugs and durable medical equipment as well as consumer demand for sundry products sold in our retail store and our business and financial results could be adversely affected. Further, interest rate fluctuations and changes in capital market conditions may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale or lease transactions under acceptable terms.

If the products and services that we offer fail to meet customer needs, our sales may be affected.

Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future. If we misjudge either the demand for products and services we provide or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline, or we may be required to dispose of the inventory we have obtained at lower prices. This would have a negative effect on our business and results of operations.

We are highly dependent on one supplier for our products, and a loss of that supplier may adversely impact our ability to sell products to our customers.

We obtain pharmaceutical and other products from wholesale distributors. We maintained a relationship with a primary supplier, McKesson, that accounted for approximately 98% the six months ended December 31, 2023, and several supplementary suppliers. If that supplier was to cease supplying us with products for any reason, we would be forced to find alternative sources for our products. Despite this, we believe we would be able to readily find multiple alternative sources for our products. We may not be able to quickly or effectively replace that supplier, which may lead to delays in product availability and losses of sales, which would have a negative effect on our business, results of operations and financial condition.

We derive a significant portion of our revenues from a small number of customers and a loss of one or both of those customers would have a material adverse impact on our business.

We sell to numerous customers including various managed care organizations within both the private and public sectors. Certain healthcare payors, including Medicare Part D and the State of Florida, account for more than ten percent or more of our consolidated net revenue in fiscal 2023 and fiscal 2022. Medicare Part D and the State of Florida Medicaid public assistance program are major customers of ours. However, both government programs function under several different healthcare payors, the concentration of which varies throughout the course of the year. To the extent we lost the business of one or more of these healthcare payors, our revenues would significantly decrease, having a material adverse effect on our business, results of operations and financial condition.

Our ability to grow our business may be constrained by our inability to find suitable new pharmacy locations at acceptable prices.

Our ability to grow our business may be constrained if suitable new pharmacy locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable pharmacy locations. Local land use and other regulations may impact our ability to find suitable locations and influence the cost of construction. The expiration of leases at existing locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate. Furthermore, changing local demographics at existing locations may adversely affect revenue and profitability levels at those locations.

Our ability to grow our business may be constrained by our inability to obtain adequate permits and licensing for new locations, business lines, and market territories.

Our ability to grow our business may be constrained if new locations, business lines, and market territories are not permitted and licensed to conduct ordinary operations. Expansion initiatives can be delayed or even canceled due to a failure to acquire certain government agency approvals. Such delay or cancellation will have a negative impact on our business and results of operations.

Product liability, product recall or personal injury issues could damage our reputation and have a significant adverse effect on our businesses, operating results, cash flows and/or financial condition.

Should a product liability issue, recall or personal injury issue arise, inadequate product or other liability insurance coverage or our inability to maintain such insurance may result in a material adverse effect on our business and financial condition. Products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide.

If we are not able to market our services effectively to clinics, their affiliated healthcare providers and prescription drug providers, we may not be able to grow our patient base as rapidly as we have anticipated.

Our success depends, in part, on our ability to develop and maintain relationships with clinics and their affiliated healthcare providers because each is an important patient referral source for our business. In addition, we also must maintain and continue to establish relationships with prescription drug providers so we can continue to fill prescriptions for our dual eligible customers who receive prescription drug coverage under Medicare Part D. If we are unable to market our services effectively to these clinics, healthcare providers and prescription drug providers, or if our existing relationships with clinics and providers are terminated, our ability to grow our patient base will be harmed, which could significantly reduce our net sales and our ability to maintain profitability. Additionally, Medicare Part D regulations that strictly limit our ability to market to our current and new patients may limit our ability to maintain and grow our current patient base.

If we fail to manage our growth or implement changes to our reporting systems effectively, our business could be harmed.

If we are unable to manage our growth effectively, we could incur losses. How we manage our growth will depend, among other things, on our ability to adapt our operational, financial and management controls, reporting systems and procedures to the demands of a larger business, including the demands of integrating our acquisitions. To manage the growth and increasing complexity of our business, we may make modifications to or replace computer and other reporting systems, including those that report on our financial results and on which we are substantially dependent. We may incur significant financial and resource costs because of any such modifications or replacements, and our business may be subject to transitional difficulties. The difficulties associated with any such implementation, and any failure or delay in the system implementation, could negatively affect our internal control over financial reporting and harm our business and results of operations. In addition, we may not be able to successfully hire, train and manage additional sales, marketing, customer support and pharmacists quickly enough to support our growth. To provide this support, we may need to open additional offices, which will result in additional burdens on our systems and resources and require additional capital expenditures.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our shareholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of the patients and physicians we serve within the health services industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
●	coordination of technology, research and development and sales and marketing functions;
●	retention of employees from the acquired company;
●	cultural challenges associated with integrating employees from the acquired company into our organization;
●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
●	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results in a given period;
●

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former shareholders or other third-parties.

Our failure to address these risks or other problems encountered in connection with our future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the impairment of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize to the extent we anticipate or at all.

A disruption in our telephone system or our computer system could harm our business.

We receive and take most prescription orders electronically, over the telephone and by facsimile. We also rely extensively upon our computer system to confirm payor information, patient eligibility and authorizations; to check on medication interactions and patient medication history; to facilitate filling and labeling prescriptions for delivery and billing; and to help with the collection of payments. Our success depends, in part, upon our ability to promptly fill and deliver complex prescription orders as well as on our ability to provide reimbursement management services for our patients and their healthcare providers. Any continuing disruption in our telephone, facsimile or computer systems could adversely affect our ability to receive and process prescription orders, make deliveries on a timely basis and receive reimbursement from our payors. This could adversely affect our relations with the patients and healthcare providers we serve and potentially result in a partial reduction in orders from, or a complete loss of, these patients.

We may fail to retain or recruit necessary personnel, and, even if we are successful, we may be unable to successfully integrate new personnel into our operations.

Our success is highly dependent on the performance of our management team and certain employees, and our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees and consultants.

We have also engaged consultants to advise us on various aspects of our business. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While employment agreements and incentive agreements are customarily used as a primary method of retaining the services of key employees, these agreements and arrangements cannot assure the continued services of such employees. The loss of the services of any key personnel or an inability to attract other suitably qualified persons when needed, could prevent us from executing on our business plan and strategy, and we may be unable to find adequate replacements on a timely basis, or at all.

Moreover, to execute our growth plans, we expect to hire additional executive officers and key employees. Our future performance will depend in part on our ability to successfully integrate those newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

Risks Related to the Pharmacy Industry

There is substantial competition in our industry, and we may not be able to compete successfully.

The pharmacy industry is highly competitive and is continuing to become more competitive. All medications, supplies and services that we provide are also available from our competitors. Our current and potential competitors may include:

●	Other pharmacy distributors;
●	Specialty pharmacy divisions of wholesale drug distributors;
●	Not for profit organizations with pharmacies;
●	Hospital-based pharmacies;
●	Local infusion providers;
●	Sterile and non-sterile compounding pharmacies;
●	Other retail pharmacies;
●	Provider dispensaries;
●	Manufacturers that sell their products both to distributors and directly to clinics and physicians’ offices;
●	Hospital-based care centers and other alternate-site healthcare providers;
●	Insurance companies with proprietary pharmacy services;
●	Customers and MSO’s of ours who decide to open their own pharmacies;
●	Chain pharmacies; and
●	Mail-order pharmacies.

Many specialty patients are currently receiving prescription benefits from federally funded programs such as the Ryan White CARE Act. These payors only use non-profit providers to dispense medications to their enrollees.

Many of our competitors have substantially greater resources and marketing staffs and more established operations and infrastructure than we have. A significant factor in effective competition will be our ability to maintain and expand our relationships with patients, healthcare providers and government and private payors.

If demand for our products and services is reduced, our business and ability to grow would be harmed.

A reduction in demand for specialty medications would significantly harm our business, as we would not be able to quickly shift our business to provide medications for other diseases or disorders. Reduced demand for our products and services could be caused by several circumstances, such as:

●	A cure or vaccine for chronic care conditions;
●	The emergence of new diseases resistant to available medications;
●	Shifts to treatment regimens other than those we offer;
●	New methods of delivery of existing medications or of injectable or infusible medications that do not require our specialty pharmacy and disease management services;
●	Recalls of the medications we sell;
●	Adverse reactions caused by the medications we sell; and
●	The expiration of or challenge to the drug patents on the medications we sell.

Our revenues could be adversely affected if new drugs or combination therapies are developed and prescribed to our patients that have a reimbursement rate less than that of the current drug therapies our patients receive.

If our patients switch medications to those with lower reimbursement rates or to combination therapies, which combine multiple drugs into a single medication, our net sales could decline. Combination therapies reduce the number of total prescriptions received by our patients, resulting in reduced average revenues and a decrease in dispensing fees per patient.

If our credit terms with vendors become unfavorable or our relationship with them is terminated, our business could be adversely affected.

We depend on existing credit terms from vendors to meet our working capital needs between the times we purchased medications from vendors and when we received reimbursement or payment from third-party payors. Our ability to grow has been limited in part by our inability to negotiate favorable credit terms from our suppliers. If our position changes and we are unable to maintain adequate credit terms or sufficient financing from third-party lenders, we may become limited in our ability to continue to increase the volume of medications we need to fill prescriptions.

There are only a few wholesale distributors from which we can purchase the high-cost medications we offer. If any of our vendor agreements terminate or are not renewed, we might not be able to enter a new agreement with another wholesale distributor on a timely basis or on terms favorable to us. Our inability to enter a new supply agreement may cause a shortage of the supply of medications we keep in stock, or we may be required to accept pricing and credit terms from a vendor that are less favorable to us than those we currently have.

Risks Relating to Our Data Management Services

Competition with some customers, or decisions by customers to perform internally some of the same solutions or services that we offer, could harm our business, results of operations or financial condition.

Some of our existing customers compete with us, or may do so in the future, and some customers belong to alliances that compete with us, or may do so in the future, either with respect to the solutions or services we provide to them now, or with respect to other lines of business. To the extent that customers elect to perform internally any of the business processes our solutions address, either because they believe they can provide such processes more efficiently internally or otherwise, we may lose such customers, or the volume of our business with such customers may be reduced, which could harm our business, results of operations or financial condition.

If our solutions do not interoperate with our customers’ or their vendors’ networks and infrastructures, or if customers or their vendors implement new system updates that are incompatible with our solutions, sales of those solutions could be adversely affected.

Our solutions must interoperate with our customers’ and their vendors’ existing infrastructures, which often have different specifications, rapidly evolve, utilize multiple protocol standards, and applications from multiple vendors, and contain multiple generations of products that have been added to that infrastructure over time. Some of the technologies supporting our customers and their vendors are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. In addition, our customers and their vendors may implement new technologies into their existing networks and systems infrastructures that may not immediately interoperate with our solutions.

Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing customer and industry demands. If we encounter complications related to network configurations or settings, we may have to modify our solutions to enable them to interoperate with customers’ and their vendors’ networks and manage customers’ transactions in the manner intended.

Our ability to generate revenue could suffer if we do not continue to update and improve existing solutions and develop new ones.

We must continually improve the functionality of our existing solutions in a timely manner and introduce new and valuable healthcare IT and service solutions in order to respond to technological and regulatory developments and customer demands and, thereby, retain existing customers and attract new ones. For example, from time to time, government agencies may alter format and data code requirements applicable to electronic transactions. In addition, customers may request that solutions be customized to satisfy particular security protocols, modifications, and other contractual terms in excess of industry norms and standard configurations. We may not be successful in responding to technological and regulatory developments or changing customer needs. In addition, these regulatory or customer-imposed requirements may impact the profitability of particular solutions and customer engagements. The pace of change in the markets served by us is rapid, and there are frequent new product and service introductions by competitors in their offerings. If we do not respond successfully to technological and regulatory changes, as well as evolving industry standards and customer demands, our solutions may become obsolete. Technological changes also may result in the offering of competitive solutions at lower prices than we are charging for our solutions, which could result in us losing sales unless we lower the prices we charge or provide additional efficiencies or capabilities to the customer. If we lower our prices on some of our solutions, we will need to increase margins on other solutions in order to maintain overall profitability.

There are increased risks of performance problems and breaches during times when we are making significant changes to our solutions or systems we use to provide our solutions. In addition, changes to our solutions or systems, including cost savings initiatives, may cost more than anticipated, may not provide the benefits expected, may take longer than anticipated to develop and implement or may increase the risk of performance problems.

In order to respond to technological changes, such as continuing development in the areas of data analytics as well as regulatory changes and evolving security risks and industry standards, our solutions and the software and systems we use to provide our solutions must be continually updated and enhanced. We cannot be certain that errors will not arise in connection with any such changes, updates, enhancements or new versions, especially when first introduced. Even if our new, updated or enhanced solutions do not have performance problems, technical and customer service personnel may have difficulties installing them or providing any necessary training and support to customers, and customers may not follow our guidance on appropriate training, support and implementation for such new, updated or enhanced solutions. In addition, changes in technology and systems may not provide the additional functionality or other benefits that were expected.

Implementation of changes in our technology and systems may cost more or take longer than originally expected and may require more testing than initially anticipated. While new, updated or enhanced solutions will be tested before they are used in production, we cannot be sure that the testing will uncover all problems that may occur in actual use.

If significant problems occur as a result of these changes, we may fail to meet our contractual obligations to customers, which could result in claims being made against us or in the loss of customer relationships.

Breaches and failures of our IT systems and the security measures protecting them, and the sensitive information we transmit, use and store, expose us to potential liability and reputational harm.

Our business relies on sophisticated information systems to obtain, rapidly process, analyze, and manage data, affecting our ability to provide services. To the extent our IT systems are not successfully implemented or fail, our business and results of operations may be adversely affected.

Our business and results of operations may also be adversely affected if a vendor servicing our IT systems does not perform satisfactorily, or if the IT systems are interrupted or damaged by unforeseen events, including the actions of third parties. Further, our business relies to a significant degree upon the secure transmission, use and storage of sensitive information, including protected health information and other personally identifiable information, financial information and other confidential information and data within these systems. To protect this information, we seek to implement commercially reasonable security measures and maintain information security policies and procedures informed by requirements under applicable law and recommended practices, in each case, as applicable to the data collected, hosted and processed. Despite our security management efforts with respect to physical and technological infrastructure, employee training, vendor controls and contractual relationships, our infrastructure, data or other operation centers and systems used in connection with our business operations, including the internet and related systems of our vendors are vulnerable to, and from time to time experience, unauthorized access to data and/or breaches of confidential information due to criminal conduct, physical break-ins, hackers, employee or insider malfeasance and/or improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, ransomware events, phishing schemes, fraud, terrorist attacks, human error or other breaches by insiders or third-parties or similar disruptive problems. It is not possible to prevent all security threats to our systems and data. Techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time.

Because our products and services involve the storage, use and transmission of personal information of consumers, we and other industry participants have been and expect to routinely be the target of attempted cyber and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. Vendor, insider or employee cyber and security threats also occur and are a significant concern for all companies, including us. While we maintain liability insurance coverage including coverage for errors and omissions and cyber-liability, claims may not be covered or could exceed the amount of our applicable insurance coverage, if any, or such coverage may not continue to be available on acceptable terms or in sufficient amounts.

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results.

We collect, process, store, share, disclose and use personal information and other data provided by patients and healthcare providers. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by patients and healthcare providers could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could harm our business and operating results. In addition, from time to time, it is possible that concerns will be expressed about whether our products, services, or processes compromise the privacy of our users. Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy related matters, even if unfounded, could harm our business and operating results.

There are numerous federal, state and local laws around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.

If we are unable to successfully execute on cross-selling opportunities of our solutions the growth of our business and financial performance could be harmed.

Our ability to generate growth partly depends on our ability to cross-sell solutions to existing customers and new customers. We have identified our ability to successfully cross-sell our solutions as a key part of our business strategy and therefore one of the most significant factors influencing growth. We may not be successful in cross-selling our solutions because customers may find additional solutions unnecessary, unattractive or cost-ineffective. Failure to sell additional solutions to existing and new customers could negatively affect our ability to grow our business.

We rely on internet infrastructure, bandwidth providers, other third parties and our own systems in providing certain of our solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could negatively impact our relationships with customers, adversely affecting our brand and our business.

Our ability to deliver our solutions is dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telephone and facsimile services. As a result, our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our customers.

Our solutions are designed to operate without interruption in accordance with our service level commitments. However, we have experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our solutions, and we may experience more significant interruptions in the future. We rely on internal systems as well as vendors, including bandwidth and telecommunications equipment providers, to provide our solutions. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our solutions and prevent or inhibit the ability of our customers to access our solutions.

If a catastrophic event were to occur with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or negatively impact our relationship with our partners, our business, results of operations and financial condition. To operate without interruption, both we and our vendors must guard against:

●	damage from fire, power loss, tornado and other natural disasters;
●	telecommunications failures;
●	software and hardware errors, failures and crashes;
●	security breaches, computer viruses and similar disruptive problems; and
●	other potential interruptions.

Any disruption in the network access, telecommunications or co-location services provided by vendors, or any failure of or by vendors’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over these vendors, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these vendor technologies and information services or our own systems could negatively impact our relationships with partners and adversely affect our business and could expose us to liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

NextPlat uses, stores, and processes data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems, and our business operations.

Cyber Risk Management and Strategy

Our cybersecurity risk management processes are being integrated into our overall risk management processes. We are making efforts to incorporate cybersecurity considerations as a part of our business processes. We engage with external cybersecurity experts, including assessors, consultants, and auditors, to enhance our cybersecurity measures and ensure compliance with industry best practices. We have established processes to oversee and manage cybersecurity risks associated with our use of third-party service providers, ensuring they adhere to our security standards. We review third-party service provider contracts to ensure they contain data privacy and security provisions, aligning with our standards and regulatory requirements. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks.

Risk Management Oversight and Governance

The Board of Directors has oversight of the Company’s cybersecurity program. Our management team, in consultation with the Board of Directors, is responsible for monitoring, preventing, detecting, mitigating and remediating cybersecurity incidents.

Item 2. Description of Property.

Corporate Office

On December 2, 2021, the Company entered into a 62-month lease for 4,141 square feet of office space in Coconut Grove, Florida, for approximately $186,000 annually. The rent increases 3% annually. The lease commenced upon occupancy on June 13, 2022, and will expire on August 31, 2027.

e-Commerce location

For our facilities in Poole, England, we rent office and warehouse space of approximately 2,660 square feet for £30,000 annually or approximately USD $37,000, based on a yearly average exchange rate of 1.24 GBP:USD. The Poole lease was renewed on November 1, 2023, and will expire October 31, 2024.

Pharmacy locations

Pharmco 901

We own approximately 11,000 sq. ft. facility at 400 Ansin Blvd, Bay A, Hallandale, Florida. The monthly mortgage payment is approximately $12,000.

During December 2020, Pharmco 901 moved a majority of its pharmacy operations from their North Miami Beach, Florida location to the new 11,000 square foot pharmacy facility in our administrative offices in., Hallandale Beach, Florida.

Pharmco 1002

We rent pharmacy space at 3208 2nd Avenue North, Bays 2, 3 and 4, Palm Springs, FL 33461. The original lease expired in March 2021 and automatically renewed for an additional 48 months through February 2025. The lease agreement calls for monthly payments of approximately $4,300, with an escalating payment schedule each year thereafter.

Pharmco 1103

We rent pharmacy space at 1160 South Semoran Blvd, Suites D, E, F, Orlando, Florida. The lease was entered into and commenced on August 1, 2020 with a 66-month term and expires on February 1, 2026. The lease agreement calls for monthly payments beginning February 1, 2021 of $4,310, with an escalating payment schedule each year thereafter.

Pharmco 1204

Our Pharmco 1204 Davie location moved to North Miami Beach, Florida during August 2021. We rent approximately 2,200 square foot of retail and pharmacy space. The lease is for five years and commenced on September 1, 2021. The lease agreement calls for monthly payments of approximately $5,200, with an escalating payment schedule each year thereafter.

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

A jury trial is set to occur during the trial court's two-week trial calendar, starting August 21, 2024.

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

Holders of Common Equity

As of March 26, 2024, we had 18,724,596 shares of our common stock issued and outstanding held by approximately 491 stockholders of record.

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

Overview

Business acquisition of Progressive Care, Inc.

On August 30, 2022, NextPlat entered into a Securities Purchase Agreement (the “SPA”) between NextPlat and Progressive Care, under which NextPlat, its Executive Chairman and Chief Executive Officer, Charles M. Fernandez, board member, Rodney Barreto, and certain other investors invested an aggregate of $8.3 million into Progressive Care.  In connection with the SPA, NextPlat purchased 3,000 newly issued Units of Progressive Care valued at $6 million, with each Unit comprised of one share of Progressive Care’s Series B Convertible Preferred Stock, $0.001 par value,  and one Investor Warrant to purchase a share of Series B Convertible Preferred Stock at an exercise price of $2,000  The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise.  The Convertible Preferred Stock has a stated value of $2,000 per share and each Preferred Stock share has the equivalent voting rights of 500 common stock shares (after giving effect to the Reverse Stock Split described below).  Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of  Progressive Care Common Stock shares determined by dividing the stated value by the conversion price which is $4.00 (after giving effect to the Reverse Stock Split described below).  Also, pursuant to the SPA, Messrs. Fernandez and Barreto were nominated for election to Progressive Care’s Board of Directors

In addition, on August 30, 2022, NextPlat Corp, Messrs. Fernandez and Barreto, and certain other investors (collectively, the “NextPlat Investors”) purchased from Iliad Research a Secured Convertible Promissory Note, dated March 6, 2019, made by Progressive Care to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.8 million. Upon the completion the purchase of the Note, the NextPlat Investors and Progressive Care entered into a Modification Agreement pursuant to which the Note was amended and restated with modified terms, including a modified conversion price of $4.00 per share of common stock (after giving effect to the Reverse Stock Split described below), and a mandatory conversion upon the later to occur of (a) the completion of the Progressive Care’s reverse stock split, and (b) the listing of Progressive Care’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange (the “A&R Note”).  As consideration for their entry into the Debt Modification Agreement, Progressive Care issued 105,000 shares of its common stock to the NextPlat Investors, of which NextPlat, Messrs. Fernandez and Barreto, received 45,653, 18,261, and 18,261 shares, respectively.

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

Simultaneous with the closing of the Unit Purchase on May 9, 2023, Progressive Care entered into a Debt Conversion Agreement (the “DCA”) with the NextPlat Investors relating to the A&R Note. Pursuant to the DCA, the NextPlat Investors agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest under the A&R Note to Proogressive Care common stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Progressive Care common stock issued pursuant to the Debt Conversion, NextPlat received 570,599 shares, Charles M. Fernandez received 228,240 shares, and Rodney Barreto received 228,240 shares. In addition, each of the NextPlat Investors also received a warrant to purchase one share of Progressive Care common stock for each share of Progressive Care common stock they received upon conversion of the A&R Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and were immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock. In addition, Progressive Care issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the Unit Purchase (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and were immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Progressive Care common stock.

On July 1, 2023, NextPlat, along with Messrs. Fernandez and Barreto, exercised certain common stock purchase warrants issued by Progressive Care (the “RXMD Warrants”) and were issued shares of Progressive Care common stock. NextPlat exercised RXMD Warrants on a cashless basis and was issued 402,269 shares of Progressive Care common stock. NextPlat also exercised RXMD Warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 shares of Progressive Care common stock. Mr. Fernandez exercised RXMD Warrants on a cashless basis and was issued 211,470 shares of Progressive Care common stock. Mr. Barreto exercised RXMD Warrants on a cashless basis and was issued 130,571 shares of Progressive Care common stock. At the time of exercise, all of the above RXMD Warrants were in-the-money. After the exercise of the RXMD Warrants, NextPlat and Messrs. Fernandez and Barreto collectively owned approximately 53% of Progressive Care’s voting common stock.

Also, on July 1, 2023, NextPlat and entered into a voting agreement with Messrs. Fernandez and Barreto whereby at any annual or special shareholders meeting of Progressive Care’s stockholders, and whenever the holders of Progressive Care’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of the shares of Progressive Care common stock (including any new shares acquired after the date of the voting agreement or acquired through the conversion of securities convertible into Progressive Care common stock) that they own, directly or indirectly, in the same manner that NextPlat votes its shares of Progressive Care common stock. The voting agreement is irrevocable and perpetual in term.

As a result of the common stock purchase warrant exercises and the entry into the voting agreement, NextPlat concluded that there was a change in control of Progressive Care. As of July 1, 2023, NextPlat has the right to control more than 50 percent of the voting interests in Progressive Care through the concurrent common stock purchase warrant exercises and voting agreement noted above. Beginning on July 1, 2023, the Company changed the accounting method for its investment in Progressive Care, which prior to July 1, 2023 had been accounted for as an equity method investment to consolidation under the voting interest model in FASB ASC Topic 805. Starting on July 1, 2023, Progressive Care became a consolidated subsidiary of the Company.

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

Progressive Care provides TPA ("Third Party Administration"), data management, COVID-19 related diagnostics and vaccinations, prescription pharmaceuticals, compounded medications, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management.  Progressive Care are focused on improving the lives of patients with complex chronic diseases through a patient and provider engagement and their partnerships with payors, pharmaceutical manufacturers, and distributors. Progressive Care offer a broad range of solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs.

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

Distribution of Our Products Through Alibaba

On July 13, 2021, we announced that our Global Telesat Communications (“GTC”) unit entered into an agreement with Alibaba.com, the B2B (Business-to-Business) e-commerce website owned and operated by Alibaba Group Holding Limited, also known as Alibaba Group (NYSE: BABA; HKEX: 9988), a Chinese multinational technology company specializing in e-commerce, retail, internet, and technology. GTC is a Gold-level Supplier on Alibaba.com, the world’s largest Business-to-Business (B2B) e-commerce website. Under the agreement, GTC significantly expanded its 24/7/365 e-commerce presence with the launch of its latest global storefront on Alibaba.com on which it offers a range of satellite IoT and connectivity products. These include our specialized satellite tracking products, some of which operate using the Company’s many ground station-based network processors and can be used to track and monitor the location of cars, trucks, trailers, boats, containers, animals, and other remote assets. Although we currently have a limited range of products available through the Alibaba storefront due to supply chain constrictions, we plan to ultimately have up to 500 products and connectivity services available on Alibaba.com. The agreement will continue on a year-to-year basis.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, estimated asset lives, impairments and bad debts. These estimates and assumptions are affected by management’s applications of accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 3 – Summary of Significant Accounting Policies.”

Revenue Recognition and Unearned Revenue

e-Commerce Operations:

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

Healthcare Operations:

We recognize product sales from prescriptions dispensed to patients (customers) at the time the drugs are physically delivered to a customer or when a customer picks up their prescription, which is the point in time when control transfers to the customer. 340B dispensing fees are a component of 340B contract revenue, which are recognized at the time the drugs are received by the patient, by either delivery or customer pick up. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization is obtained to ensure payment from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customer’s insurance provider.

We accrue an estimate of PBM fees, including direct and indirect remuneration (“DIR”) fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of prescription revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

We record unearned revenue for prescriptions that are filled but not yet delivered at period-end. Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal. Prescription revenues exceeded 80% of total revenue for all periods presented.

We recognize revenue from TPA services as we satisfy the services under the TPA contract with a 340B covered entity. TPA services provided to covered entities include consulting services, accounting and reconciliation of contract pharmacy billings, and various compliance services.

We recognize COVID-19 testing revenue when the tests are performed and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation. (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issues to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expanded the scope of ASC 718, Compensation - Stock Compensation, which previously only included share-based payments issued to employees, to also includes share-based payments issues to non-employees for goods and services. Consequently, the accounting for share-based payment to non-employees and employees will be substantially aligned. This standard became effective for the financial statements issues by public companies for the annual and interim periods beginning after December 15, 2018. Management adopted this standard on January 1, 2019.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of over the value assigned to net tangible and identifiable intangible assets. Progressive Care, which is our Healthcare Operations, is considered to be the reporting unit for goodwill. We perform the required annual impairment tests of goodwill at the end of each fiscal year on our reporting unit. To determine the fair value of the reporting unit, we use a discounted cash flow model with market-based support as our valuation technique to measure the fair value for our reporting unit. The discounted cash flow model uses five-to-ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. Our significant assumptions in the discounted cash flow models include, but are not limited to: the weighted average cost of capital (“WACC”), revenue growth rates, including perpetual revenue growth rates, and operating margin percentages of the reporting unit's business. We consider the current market conditions when determining assumptions. The total forecasted cash flows are discounted based on ranges included in assumptions regarding our WACC. Lastly, we reconcile the aggregate fair values of our reporting units to our market capitalization, which include a reasonable control premium based on market conditions. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows.

A change in any of these estimates and assumptions used in the annual test, a degradation in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and could result in a future impairment charge. There can be no assurance that our future goodwill impairment testing will not result in a charge to earnings. This impairment charge could have a negative material impact on our results of operations.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in the business combination with Progressive Care Inc. common stock and options issued for services, net realizable value of accounts receivables the useful lives of property and equipment and intangible assets, the estimate of the fair value of the lease liability and related right of use assets, PBM fee estimates, and the estimates of the valuation allowance on deferred tax assets and corporate income taxes.

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

The results of operations for the year ended December 31, 2023 include results of operations for the Progressive Care subsidiary for the period from the date of acquisition, July 1, 2023, to December 31, 2023.

Results of Operations

Our revenues were as follows (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change

Revenue, net	$37,756	$11,710	$26,046	222%
Cost of revenue	26,445	9,221	17,224	187%
Gross profit	11,311	2,489	8,822	354%
Operating expenses	34,539	9,692	24,847	256%
Loss before other (income) expense	(23,228)	(7,203)	(16,025)	222%
Other expense	(937)	132	(1,069)	(810)%
Loss before income taxes and equity in net loss of affiliate	(22,291)	(7,335)	(14,956)	204%
Income taxes	(28)	(87)	59	nm %
Loss before equity in net loss of affiliate	(22,319)	(7,422)	(14,897)	201%
Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	11,352	-	11,352	100%
Equity in net loss of affiliate	(1,440)	(1,739)	299	(17)%
Net loss	(12,407)	(9,161)	(3,246)	35%
Net loss attributable to noncontrolling interest	8,629	-	8,629	100%
Net loss attributable to NextPlat Corp	$(3,778)	$(9,161)	$5,383	(59)%

nm = not meaningful

For the twelve months ended December 31, 2023 and 2022, we recognized overall revenue from operations of approximately $37.8 million and $11.7 million, respectively, an overall increase of approximately $26.0 million for the twelve months ended December 31, 2023, when compared to the same period in 2022. The increase in revenue was primarily attributable and increase in healthcare operations of approximately $26.8 million as a result of the Progressive Care acquisition on July 1, 2023, and offset by a decrease in e-Commerce revenue of approximately $0.7 million.

Gross profit margins increased from approximately 21.3% for the twelve months ended December 31, 2022, to 30.0%for the twelve months ended December 31, 2023. The increase in gross profit margins during 2023 compared to 2022, was primarily attributable to the healthcare operations as a result of the Progressive Care acquisition on July 1, 2023.

Loss before other (income) expense increased by approximately $16.0 million for the twelve months ended December 31, 2023, when compared to the twelve months ended December 31, 2022 , as a result of the increase in gross profit of approximately $8.8 million, offset by the increase in operating expenses of approximately $24.8 million, which is mainly attributable to the goodwill impairment charge of approximately $13.9 million  during 2023. See detailed discussion below.

Revenue

Our revenues were as follows (in thousands):

	Year Ended December 31,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$21,412	57%	$-	-%	$21,412	100%
e-Commerce revenue	10,977	29%	11,710	100%	(733)	(6)%
Sub total	32,389	86%	11,710	100%	20,679	177%
Revenues from services:
Pharmacy 340B contract revenue	5,367	14%	-	-%	5,367	100%

Revenues, net	$37,756	100%	$11,710	100%	26,046	222%

Sales for the twelve months ended December 31, 2023, consisted primarily of e-Commerce sales of satellite phones, tracking devices, accessories, airtime plans, and pharmacy prescription, and 340B contract revenues. For the twelve months ended December 31, 2023, overall revenues were approximately $37.8 million compared to $11.7 million of revenues for the twelve months ended December 31, 2022, an increase in of approximately $26.0 million or 222.4%.

Total e-Commerce revenues were approximately $11.0 million for the twelve months ended December 31, 2023, as compared to $11.7 million for the twelve months ended December 31, 2022, a decrease of approximately $0.7 million or 6.3%. The decrease was due to non-recurring revenue of approximately $1.2 million as a result of the war in the Ukraine in 2022 versus 2023, government imposed regulations in Germany resulting in delays selling products in the German market of approximately $1.5 million, and offset by growth in other markets of approximately $2.0 million.

Total pharmacy prescription and 304B contract revenues were approximately $26.8 million for the six months ended December 31, 2023 as a result of the Progressive Care acquisition on July 1, 2023. The pharmacy filled approximately 251,000 prescriptions for the six months ended December 31, 2023

Operating Expenses.

Our operating expenses were as follows (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change

Selling, general and administrative	$9,910	$5,085	$4,825	95%
Salaries, wages and payroll taxes	6,643	2,565	4,078	159%
Goodwill impairment	13,895	-	13,895	100%
Professional fees	1,981	1,552	429	28%
Depreciation and amortization	2,110	490	1,620	331%
Operating expenses	$34,539	$9,692	$24,847	256%

Total operating expenses for the twelve months ended December 31, 2023, were approximately $34.5 million, an increase of approximately $24.8 million on or 256.4%, from total operating expenses for the twelve months ended December 31, 2022, of approximately $9.7 million. Factors contributing to the increase are described below.

Selling, general and administrative (“SG&A”) expenses were approximately $9.9 million and $5.1 million for twelve months ended December 31, 2023 and 2022, respectively, an increase of approximately $4.8 million or 94.9%. The increase for the twelve months ended December 31, 2023, was mainly attributable to the increase in stock-based compensation of approximately $2.4 million, other operating expenses as it relates to the e-Commerce operations of approximately $0.5 million, and approximately $1.9 million as it relates to operating expenses of the healthcare operations as a result of the Progressive Care acquisition on July 1, 2023.

Salaries, wages and payroll taxes were approximately $6.6 million and $2.6 million for twelve months ended December 31, 2023 and 2022, respectively, an increase of approximately $4.1 million or 159.0%. The increase was mainly attributable to the healthcare operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $4.0 million and an increase in e-Commerce salaries and wages of approximately $0.1 million.

The company recorded a goodwill impairment charge of approximately $13.9 million for the twelve months ended December 31, 2023 . We recorded goodwill of approximately $14.6 million as a result of the Progressive Care consolidation on July 1, 2023, net of the change in valuation allowance attributable to the business combination, and was assigned to our Pharmacy Operations segment. On December 31, 2023, we performed our annual goodwill impairment test by reporting unit to evaluate the carrying amount of goodwill as compared to its fair value. Based on the impairment test, it was determined the carrying amount of goodwill as of December 31, 2023 exceeded its fair value resulting in the Company recording an impairment charge of approximately $13.9 million for the year ended December 31, 2023, and was recorded to the Pharmacy Operations reporting segment. The remaining carry amount of goodwill as of December 31, 2023 was approximately $0.7 million and was allocated to the Pharmacy Operations reporting segment. See Note 14 - Goodwill and Intangible Assets, net.

Professional fees were approximately $2.0 million and $1.6 million for the twelve months ended December 31, 2023 and 2022, respectively, an increase of approximately $0.4 million or 27.6%. The increase was mainly attributable to legal and consulting fees as it relates to the healthcare operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $0.4 million. Professional fees associated with our e-Commerce operations remained flat year over year.

Depreciation and amortization expenses were approximately $2.1 million and $0.5 million for the twelve months ended December 31, 2023 and 2022, respectively, an increase of approximately $1.6 million or 330.6%. The increase was mainly attributable to depreciation and amortization as it relates to the healthcare operations from the Progressive Care acquisition on July 1, 2023, of approximately $1.4 million.

Total Other Expense.

Our total other expense increased by approximately $1.1 million for the twelve months ended December 31, 2023 when compared to same period in 2022, and was mainly due to interest received of approximately $599,000, favorable impact of fluctuations in foreign exchange rates of approximately $236,000, management fees earned of approximately $115,000, and write off of aged liabilities associated with discontinued operations of approximately $201,000

Equity Method Investment.

             We recorded a net gain in equity of our affiliate, Progressive Care, of approximately $11.4 million for the twelve months ended December 31, 2023, as a result of a change in the accounting treatment from equity method to consolidation as of July 1, 2023. For the six months ended June 30, 2023, we recorded a net loss in the equity of our affiliate, Progressive Care, of approximately $1.4 million which was accounted for as an equity method investment. For the twelve months ended December 31, 2022 we recorded a net loss in the equity of our affiliate, Progressive Care, of approximately $1.7 million, accounted for an equity method investment. See Note 15 – Equity Method Investment.

Net Loss.

We recorded net losses of approximately $12.4 million and $9.2 million for the twelve months ended December 31, 2023 and 2022, respectively. The increase was a result of the factors described above.

Comprehensive Income.

We recorded comprehensive (gains) losses for foreign currency translation adjustments of approximately ($107,000) and $129,000 for the twelve months ended December 31, 2023 and 2022, respectively. The change was primarily attributed to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of  December 31, 2023, we had a cash balance of approximately $26.3 million. Our working capital was approximately $29.4 million at December 31, 2023.

Our current assets at December 31, 2023 increased 106.0% from December 31, 2022 primarily due to cash received during capital raise in April 2023 and Progressive Care consolidation as of July 1, 2023.

Our current liabilities at December 31, 2023 increased approximately $12.2 million from December 31, 2022 primarily due to Progressive Care consolidation as of July 1, 2023.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

	For the Year Ended December 31,
	2023	2022
	(in thousands)	(in thousands)
Net change in cash from:
Operating activities	$(3,596)	$(3,602)
Investing activities	5,199	(7,716)
Financing activities	5,860	13,011
Effect of exchange rate on cash	(47)	(70)
Change in cash	7,416	1,623
Cash at end of period	$26,307	$18,891

Operating Activities

Net cash flows used by operating activities totaled approximately $3.6 million and $3.6 million for the twelve months ended December 31, 2023 and 2022, respectively, and changed by approximately $0.0 million period over period. The unfavorable change of approximately $0.0 million was primarily attributable to the following:

- unfavorable change in net loss of approximately $3.3 million;

- favorable change in other non-cash items of approximately $6.6 million and include stock-based compensation, amortization, depreciation, loss in equity of equity method investment, and gain in equity method investment;

- unfavorable change in operating assets of approximately $5.7 million and mainly a result of increased accounts receivable and inventory due to the acquisitions of Progressive Care as of July 1, 2023;

- favorable change in operating liabilities of approximately $2.3 million and mainly a result of increased accounts payable due to the acquisition of Progressive Care as of July 1, 2023.

Investing Activities

Net cash flows provided by (used in) investing activities were approximately $5.2 million and ($7.7 million) for the twelve months ended December 31, 2023 and 2022, respectively, and changed by approximately $12.9 million period over period. The favorable change of approximately $12.9 million was primarily attributable to the following:

- cash acquired in the acquisition of Progressive Care of approximately $7.4 million;

- non-recurring capital contributions of approximately $5.5 million to equity method investee, Progressive Care (approximately $1.5 million in 2023 vs. $7.0 million in 2022);

- fixed asset additions of approximately $0.1 million.

Financing Activities

Net cash flows provided by financing activities were approximately $5.9 million and $13.0 million for the twelve months ended December 31, 2023 and 2022, respectively, and changed by approximately $7.2 million period over period. The cash provided by financing activities during the twelve months ended December 31, 2023 and 2022 was primarily attributable to proceeds from capital raises during those periods offset by payments on loans.

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

In connection with the December Offering, the Company entered into a registration rights agreement with the December Investors (the “Registration Rights Agreement”), pursuant to which, among other things, the Company prepared and filed with the SEC a registration statement to register for resale the shares of the Company’s common stock sold in the Offering.

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

In connection with the offering, the Company entered into a registration rights agreement, pursuant to which, among other things, the Company prepared and filed with the Securities and Exchange Commission (the “SEC”) a registration statement to register for resale the shares of Common Stock sold in the offering and the shares of Common Stock underlying the Warrants.

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

April 2023 Private Placement of Common Stock

On April 5, 2023, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”) for the sale by the Company in a private placement of 3,428,571 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”). The offering price of the Common Stock was $1.75 per share, the closing price of the Common Stock on April 4, 2023. On April 11, 2023, the Private Placement closed. Upon the closing of the Private Placement, the Company received gross proceeds of approximately $6.0 million. The Company sold the Common Stock to the Investor in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. The Investor represented that it is acquiring the Common Stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the Common Stock has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Acquisition of Progressive Care Inc.

See the section above entitled "- Overview - Business acquisition of Progressive Care, Inc."

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

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements and supplementary data, together with the report of RBSM LLP, independent registered public accounting firm, are included in Part IV (see F-pages) of this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2023, our internal control over financial reporting is effective under those criteria.

Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules from the SEC that permit us to provide only management’s report in this annual report.

Progressive Care became a consolidated subsidiary of the Company on July 1, 2023. As permitted by guidance issued by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Accordingly, Management’s Report on Internal Control over Financial Reporting excludes Progressive Care from management’s assessment of the Company’s internal control over financial reporting as of December 31, 2023. The Progressive Care acquisition represented approximately 63% of total consolidated assets at December 31, 2023 and approximately 71% of our total consolidated revenue for the year ended December 31, 2023.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of all of our directors and executive officers as of March 26, 2024. Our officers are appointed by, and serve at the pleasure of, the Board.

Name	Age	Position
Charles M. Fernandez	62	Executive Chairman, Chief Executive Officer, Director
Cecile Munnik	46	Chief Financial Officer
Robert Bedwell	65	Chief Compliance Officer
David Phipps	58	President and Chief Executive Officer of Global Operations, Director
Douglas S. Ellenoff	64	Vice Chairman and Chief Business Development Strategist, Director
Rodney Barreto	66	Director
Hector Delgado	55	Director
Kendall W. Carpenter	68	Director
Louis Cusimano	77	Director
John E. Miller	82	Director
Maria Cristina Fernandez	58	Director

Charles M. Fernandez, Executive Chairman, Chief Executive Officer, Director

Mr. Fernandez has served as Executive Chairman of the Company since May 28, 2021 and Chief Executive Officer of the Company since June 2, 2021. Prior to joining the Company Mr. Fernandez was a co-founder and the Chairman of Kempstar (a large-scale marketer of energy and agricultural commodities) from November 2015 through June 2020; a member of the Supervisory Board of Smartrac (a RFID products and IoT solutions) from January 2019 through March 2020; Chief Executive Officer of eApeiron Solutions (a brand protection and e-commerce company) from June 2016 through December 2018; served as the founder and Chief Investment Officer of Barnstar Funds, LP (a fund established in 2012 for investment in special situations across the capital markets) from October 2012 through March 2016; and co-founder and Chairman of Lakeview Health Systems, LLC (a private pay, specialized hospital company) from December 2003 through December 2012. Mr. Fernandez was chosen to serve as a director of the Company based on his 30 years’ experience identifying profitable start-up and dislocation opportunities, building significant value and executing both private and public exit strategies.

Cecile Munnik, Chief Financial Officer

Ms. Munnik has served as Chief Financial Officer of the Company since November 14, 2022. Ms. Munnik also serves as Chief Financial Officer of Progressive Care, a position she has held since October 2020. Ms. Munnik has over fifteen years of accounting and finance experience, and has served in finance and accounting leadership positions for companies and business units with annual revenues ranging from $100M to $3B. Prior to joining Progressive Care, Ms. Munnik served as Director of Asset Management at Unified Women’s Healthcare, a single-specialty management services organization to support Ob-Gyn practices from November 2018 through April 2020. She joined The Service Companies as Director of Finance in May 2017 through October 2018. Prior to The Service Companies, she worked at Lennox International for eleven years. She joined Lennox in June 2006 as Sr. Internal Auditor and left in May 2017 as Manager of Financial Planning and Analysis. Ms. Munnik has a bachelor’s degree in accounting from the University of Pretoria (South Africa) and is a Certified Public Accountant (CPA) and Chartered Accountant (CA). She serves on the board of Damascus Road Partners, which is a group of social enterprise investors who invest charitable capital to sustainably address human suffering. We believe Ms. Munnik is well-qualified to serve as Chief Financial Officer of the Company based on her extensive accounting and finance experience, serving for more than fifteen years in finance and accounting leadership positions for companies and business units.

Robert Bedwell, Chief Compliance Officer

Mr. Bedwell has served as Chief Compliance Officer of the Company since November 7, 2022. Prior to joining the Company, Mr. Bedwell served as Director of Administrative Services at Progressive Care, from October 2020 to the present, where he worked on contractual, legal, and compliance matters, and as their Controller from January 2017 until September 2020. From 2011 to 2016, Mr. Bedwell served as an Audit Partner or Director at several national and regional public accounting firms. Mr. Bedwell has also been a national speaker and instructor on numerous topics for Surgent Professional Education, the Florida Institute of Certified Public Accountants, and the American Institute of Certified Public Accountants. Mr. Bedwell holds a bachelor’s degree in Accounting and Finance from Upsala College in East Orange, New Jersey, and a Masters in Accounting from Florida Atlantic University. Mr. Bedwell is also a Certified Public Accountant. We believe Mr. Bedwell is well-qualified to serve as Chief Compliance Officer of the Company based on his more than forty-two years of audit, accounting, financial reporting, and compliance experience.

David Phipps, President and Chief Executive Officer of Global Operations and Director

Mr. Phipps has served as Chief Executive Officer of Global Operations since June 2, 2021, and as Director since February 24, 2015. Mr. Phipps has also served as Managing Director of the Company’s wholly owned UK subsidiary, Global Telesat Communications LTD (“GTC”), since 2008. Mr. Phipps previously served as Chairman of the Board from February 24, 2015 until June 2, 2021, and Chief Executive Officer from February 25, 2015 until June 2, 2021. Mr. Phipps has over twenty years of experience in the communications industry, during which time he has overseen acquisitions, mergers and capital raising activities. Mr. Phipps also has 35 years of experience in investment management, finance, and operational roles at several private and public companies. . We believe Mr. Phipps is well-qualified to serve as President and Chief Executive Officer of Global Operations and Director of the Company based on his depth of knowledge and experience in the communications industry.

Douglas S. Ellenoff, Vice Chairman and Chief Business Development Strategist and Director

Mr. Ellenoff has served as Vice Chairman and Chief Business Development Strategist of the Company since August 24, 2021. Mr. Ellenoff is a partner at Ellenoff Grossman, & Schole LLP, a law firm based in New York City with more than 120 professionals, which he founded in 1992. Mr. Ellenoff’s practice is concentrated in corporate and securities, with a focus in business transactions, mergers and acquisitions, and corporate financings. Mr. Ellenoff has represented companies in connection with their initial public offerings, secondary public offerings, PIPEs, crowdfunding, regulatory compliance, as well as strategic initiatives and general corporate governance matters. Mr. Ellenoff has also served as Managing Member at ESQVest LLP, a venture capital firm that invests in early-stage legal technology companies, since its founding in 2014. We believe Mr. Ellenoff is well-qualified to serve as Vice Chairman and Chief Business Development Strategist of the Company based on his broad experience in capital markets and corporate governance matters.

Rodney Barreto, Director

Mr. Barreto has served on the Board of Directors since January 20, 2022. He is currently President and Chief Executive Officer of the Barreto Group and of Barreto Hospitality, which he founded in 1988 and 2020, respectively. The Barreto Group is a diversified company specializing in corporate and public affairs consulting, real estate investment, and development. Barreto Hospitality is the food, beverage, and hospitality arm of the Barreto Group boasting fine dining and entertainment venues across South Florida. Mr. Barreto is also a partner of Capital City Consulting Miami, LLC, a leading public affairs and governmental consulting firm in the State of Florida. Capital City Consulting develops and manages effective corporate and public affairs strategies designed to achieve specific business results for its clients. Mr. Barreto is also the Chief Executive Officer of Barreto Capital, LLC, a private money lender, since November 2018. Mr. Barreto is also the Chairman of the Miami Super Bowl Host Committee, which he has chaired a record three times in the years 2007, 2010, and 2020. The perennial Chairman, Mr. Barreto also serves as Chairman of the Florida Fish and Wildlife Conservation Commission having been appointed by three Florida Governors, namely Governor Jeb Bush, Governor Charlie Crist, and current Florida Governor Ron DeSantis. We believe Mr. Barreto is well-qualified to serve as a director of the Company based on his significant leadership and entrepreneurial experience.

Hector Delgado, Director

Mr. Delgado has served on the Board of Directors since May 27, 2015. Lieutenant Commander Delgado is a retired United States Navy SEAL, with over twenty-nine years of active and reserve service. In 2006, he was mobilized with SEAL Team THREE for a combat tour in Ramadi, Iraq, receiving a Navy Commendation Medal with Combat “V”. He has served with SEAL Teams TWO, THREE, FOUR, EIGHTEEN and Special Operations Command Central and South. His tours of duty have included the Middle East, Europe, Africa and South America. Mr. Delgado has a wealth of expertise that has been refined not only in a military environment, but also extensively in the governmental sector, where he has been responsible for budgets, training, and logistics for thousands of people. He has trained thousands of students in the use of weapons, demolition, physical security and executive protection. Mr. Delgado is also a retired Special Agent with Homeland Security Investigations (HSI), Palm Beach County, Florida. Throughout his career, Special Agent Delgado served in a number of positions including being a member of the Joint Terrorism Task Force (JTTF), Miami field office. Over the past fifteen years Mr. Delgado has conducted Active Shooter Response Training seminars around the country and is recognized as an expert in this field. He has served on Governor DeSantis’s Committee on Public Safety during the Governor’s transition. Mr. Delgado is also a successful entrepreneur and patent holder, having started, managed, and sold numerous enterprises. He is co-founder of ASR Alert Systems, a newly developed technology designed to drastically enhance response time of law enforcement and victims in an active shooter event. The ASR Threat Alert System simultaneously alerts law enforcement, end users of the system, 911-disptach, and nearest trauma hospitals within seconds. Mr. Delgado’s core values of honesty, integrity, and generosity are what have helped propel him to his current success. These same qualities inspire him to give back to the communities in which he resides. He mentors teenagers who make career decisions to enlist in the military and he sits on the Naval Academy selection board on behalf of Senator Marco Rubio. As a member of the Board of Directors of the National Navy SEAL Museum, Mr. Delgado plays an instrumental role in the Museum’s continued growth and development.

Kendall W. Carpenter, Director

Ms. Carpenter has served on the Board of Directors since May 28, 2021. From 2006 to 2019, Ms. Carpenter was Chief Financial Officer, Executive Vice-President, Secretary, and Treasurer of ComSovereign Holding Corp. (COMS) and its predecessor entities, a Nasdaq company in the aviation industry, where she was responsible for SEC compliance and reporting, accounting, audit, banking, HR and benefits, payroll, corporate administration, board governance, legal, contracts, and risk management. Ms. Carpenter holds a bachelor’s degree in Accounting from Oklahoma State University, and a Certified Public Accountant (CPA) license (inactive) in the State of Oklahoma. Ms. Carpenter is also a Certified Management Accountant (CMA) and Chartered Global Management Accountant (CGMA). We believe Ms. Carpenter is well-qualified to serve as a director of the Company based on her leadership positions in public companies, as well as her expertise in compliance and finance.

Louis Cusimano, Director

Mr. Cusimano has served on the Board of Directors since May 28, 2021. Mr. Cusimano’s dual career with the Federal Aviation Administration (FAA) and the United States Air Force Reserve (USAF) spanned three decades of continuous service. Prior to retiring from the FAA in May 2003, Mr. Cusimano was a Senior Executive and Deputy Director of the FAA’s Flight Standards Service. In this role, Mr. Cusimano maintained close and continuous liaison with representatives of Congress, the aviation industry, the general public, all air carriers, the national military establishment, other federal agencies, foreign flight operations, and airworthiness authorities. Mr. Cusimano also served as “Acting Director” and Division Manager of the Air Transportation Division and Certification and Surveillance Division at the FAA. Mr. Cusimano also had a parallel career as an Air Force officer and pilot for 30 years. Mr. Cusimano attained the rank of full colonel, and retired as Wing Commander, 459th Airlift Wing. Mr. Cusimano was a senior ranking officer in charge of over 1,400 reservists and nine C-141B/C strategic airlift aircraft, which conducted world-wide combat airlift and airlift support missions for the Air Mobility Command. Mr. Cusimano is a highly decorated officer and retired with honors on June 1, 2000. Mr. Cusimano holds an airline transport pilot certificate, flight engineer certificate, and flight instructor certificate with fixed wing, rotorcraft, and instrument instructor ratings. Mr. Cusimano is also a certified A&P Mechanic with Inspector Authorization authority. Mr. Cusimano earned a bachelor’s degree in Experimental Psychology from Hofstra University in 1969 and completed National Security Management School in 1987. Mr. Cusimano has held top secret clearances at the FAA and with the Air Force. Mr. Cusimano is certified as an ISO-9000:2000 Auditor with the International Register of Certificated Auditors. We believe Mr. Cusimano is well-qualified to serve as a director of the Company based on his more than thirty-five years of experience in government and professional roles.

John E. Miller, Director

Mr. Miller has served on the Board of Directors since May 28, 2021. Mr. Miller has served as the owner/consultant at Miller Analytics, LLC since September 2007. From December 2017 to November 2019, Mr. Miller served as a member of the board of directors of Drone Aviation Holding Corp. Prior to this, Mr. Miller served over thirty-four years in the US Army. Commissioned as an Infantry Officer, he served in line units, staff positions, and Army Schools, and attained the title of Lieutenant General before retiring. Mr. Miller had multiple assignments at the US Army Command and General Staff College, where he taught Tactics and Wargaming Instructor and served as the Deputy Commandant, and later Commandant. Mr. Miller holds a bachelor’s degree in Mathematics from Missouri State University and a master’s degree in Operations Research from Georgia Tech. Mr. Miller is also a graduate of the Army Command and General Staff College and the Army War College. Mr. Miller attended Executive Development programs at Yale University, the Menninger Foundation and Leadership at the Peak in Denver, CO. We believe Mr. Miller is well-qualified to serve as a director of the Company based on his leadership, knowledge of, and relationships in aerospace industries, as well as his familiarity with the military and governmental agencies.

Maria Cristina Fernandez, Director

Ms. Fernandez was appointed to the Board of Directors on September 28, 2022. Ms. Fernandez has extensive experience in achieving growth with new technologies, and motivating teams and customers in challenging business environments. She also has extensive international experience leading global and regional teams in the US, Latin America and Asia. Prior to joining NextPlat, Ms. Fernandez served as the Executive Vice President and Chief Operating Officer of eApeiron Solutions from May 2016 to July 2019 . Before that, Ms. Fernandez served as the Global Vice President/General Manager of Xerox Corporation’s Continuous Feed Inkjet Business, from July 2015 to May 2016.

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

Delinquent Section 16(a) Reports

Based solely upon a review of reports on Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Exchange Act, the Company believes that each of the following reporting persons failed to timely file a Section 16(a) report during the fiscal year ended December 31, 2023:

Name	Number of Late Reports	Number of Transactions that were Not Reported on a Timely Basis
Charles M. Fernandez	4	5
Kendall W. Carpenter	1	1
Maria Cristina Fernandez	1	1
Louis Cusimano	1	1
Hector Delgado	1	1
John E. Miller	1	1

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

Audit Committee of the Board of Directors

The members of the Audit Committee are Rodney Barreto, Maria Cristina Fernandez, and Louis Cusimano. Each member of the Audit Committee is independent as defined by the Nasdaq Rules. Rodney Barreto is the Chairperson of the Audit Committee.

In addition, each member of the Audit Committee satisfies the additional requirements of the SEC and Nasdaq Rules for audit committee membership, including the additional independence requirements and the financial literacy requirements. The Board has determined that at least one member of the Audit Committee, Mr. Barreto, is an “audit committee financial expert” as defined in the SEC’s rules and regulations. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating the selection of our independent registered public accounting firm.

Item 11. Executive Compensation

Executive Officer Compensation

Our named executive officers for the years ended December 31, 2023 and 2022, which consist of our principal executive officer and our two other most highly compensated executive officers, are: (i) Charles M. Fernandez, our chief executive officer and executive chairman; (ii) David Phipps, our president and chief executive officer of global operations, and (iii) Douglas Ellenoff, our vice chairman and chief business development strategist.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers (as defined in Item 402(m)(2) of Regulation S-K) for the fiscal years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(3)	Total ($)
Charles M. Fernandez Chief Executive Officer and Chairman (3)(4)	2023	$468,000	$286,000	$1,931,000	$490,000	$-	$-	$99,000	$3,274,000
	2022	$350,000	$36,000	$1,755,000	$248,000	$-	$-	$73,000	$2,462,000

David Phipps President of NextPlat and Chief Executive Officer of Global Operations. Former* Chief Executive Officer and Chairman of NextPlat (3)(5)	2023	$350,000	$36,000	$-	-	$-	$-	$16,000	$402,000
	2022	$355,000	$36,000	$-	-	$-	$-	$15,000	$406,000

Douglas Ellenoff Vice Chairman and Chief Business Development Strategist (6)	2023	$-	$-	$137,000	$619,000	$-	$-	$-	$756,000
	2022	$-	$-	$107,000	$486,000	$-	$-	$-	$593,000

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

(2)

Amounts shown in the “Stock Awards” and “Option Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to stock options granted to our named executive officers. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes option pricing model. The assumptions used for the valuations are set forth in Note 20 – Stock-Based Compensation in the Notes included in the Annual Report. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions.

(3)	Categories and values of compensation reported in “All Other Compensation” are set forth in the following table:

Name	Year	Health Insurance Coverage ($)	Automobile Allowance ($)	Allowance Towards Professional Fees ($)	Allowance Towards Travel Fees ($)	Board of Director Compensation ($)	Total ($)
Charles M. Fernandez	2023	$67,000	$12,000	$10,000	$10,000	$-	$99,000
	2022	$51,000	$12,000	$10,000	$-	$-	$73,000
David Phipps	2023	$4,000	$12,000	$-	$-	$-	$16,000
	2022	$3,000	$12,000	$-	$-	$-	$15,000
Douglas Ellenoff	2023	$-	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-	$-

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

Mr. Fernandez received the following equity awards in 2023:

●	Award of 39,000 shares of restricted common stock of the Company on February 28, 2023. All shares were fully vested and issued on the grant date.
●	Award of 325,000 shares of restricted common stock of the Company on April 3, 2023. All shares were fully vested an issued on the grant date.
●	Award of options to purchase 200,000 shares of common stock of the Company on April 14, 2023 at an exercise price of $2.45 per share. The option has a five year term and was fully vested upon the grant date.

Mr. Fernandez received the following equity awards in 2022:

●

Issuance of 200,000 shares of restricted common stock of the Company pursuant to Mr. Fernandez’s Employment Agreement (“the June Agreement”). All shares were fully vested and issued on the Effective Vesting Date, which was May 28, 2022.

●	Award of 116,000 shares of restricted common stock of the Company under the 2021 Plan. All shares were fully vested and issued on the Effective Grant Date, which was September 20,2022.
●	Award of an option under the 2021 Plan to buy 70,000 shares of Company common stock at an exercise price of $2.13 per share. The option fully vested on July 1, 2022.The option has a term of 10 years.

(5)	Mr. Fernandez received an additional cash bonus of $250,000 in 2023.

(6)	Mr. Ellenoff received the following equity awards pursuant to his Employment Agreement, dated August 24, 2021, by and between the Company and Mr. Ellenoff (the “Ellenoff Employment Agreement”),

●

Under the terms of the Ellenoff Employment Agreement, Mr. Ellenoff was awarded, in lieu of cash compensation: (i) a restricted stock award of 100,000 shares of Common Stock of the Company, 40,000 of which were issued on September 9, 2021, and vested immediately, with an additional 20,000 shares of restricted stock to be issued and to vest on each of August 24, 2022, August 24, 2023 and August 24, 2024, provided Mr. Ellenoff continues to serve on the Board of Directors at any time during the year in which the restricted stock is to vest, (ii) options to purchase a total of 1,500,000 shares of the Company’s Common Stock, 300,000 of which were vested immediately, 150,000 of which will vest on each of the next three annual anniversaries of the commencement of his employment, and the remaining 750,000 of which will vest at the rate of 250,000 per year on each of the first three anniversaries of the commencement of his employment if during each such year Mr. Ellenoff introduces the Company to twelve (12) or more potential Business Transactions (as defined in the Ellenoff Agreement and which transactions need not be consummated); provided that the Company’s Chief Executive Officer may, in his sole discretion, waive the vesting requirement in any given year. Such options will have an exercise price of $5.35 per share and will terminate 5 years after they vest. These equity awards to Mr. Ellenoff were material to induce Mr. Ellenoff to enter into the Ellenoff Agreement and were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635I(4)).

Narrative to Summary Compensation Table

Annual Base Salary

The terms of Mr. Phipps compensation are set forth in his Employment Agreement, dated June 5, 2021, which was effective June 2, 2021 (as amended, the “2021 Phipps Agreement”), which sets Mr. Phipps’ annual base compensation at $350,000. The terms of Mr. Fernandez’s compensation are set forth in his Employment Agreement, dated June 2, 2021 (as amended, the “June Agreement”), which sets Mr. Fernandez’s annual base compensation at $525,000. The terms of Mr. Ellenoff’s compensation are set forth in the Ellenoff Employment Agreement which provides for equity compensation in lieu of a base cash compensation arrangement. The 2021 Phipps Employment Agreement, the June Agreement and the Ellenoff Employment Agreement are described below under the section titled “Employment Agreements”.

For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation of  approximately $5.4 million and $3.0 million, respectively.

Long-Term Incentives

2018 Incentive Plan

On June 14, 2018, our Board of Directors approved the 2018 Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any Related Company (as defined in the 2018 Plan) that; are not in connection with the offer and sale of the Company’s securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s securities. The 2018 Plan is administered by the Board or its Compensation Committee and may grant Options designated as Incentive Stock Options or Nonqualified Stock Options. The 2018 Plan provides that up to a maximum of 13,333 shares of the Company’s common stock (subject to adjustment) are available for issuance under the 2018 Plan. Subject to earlier termination in accordance with the terms of the 2018 Plan and the instrument evidencing the option, the maximum term of an incentive stock option shall not exceed ten years, and in the case of an incentive stock option granted to a Ten Percent Stockholder (as defined in the 2018 Plan), shall not exceed five years. Any portion of an option that is not vested and exercisable on the date of a plan participant’s Termination of Service (as defined in the 2018 Plan) shall expire on such date. In the event of a Change in Control (as defined in the 2018 Plan); all outstanding awards, other than performance shares and performance units, shall become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions shall lapse, immediately prior to the Change in Control and shall terminate at the effective time of the Change in Control; provided, however, that with respect to a Change in Control that is a Company Transaction (as defined in the 2018 Plan), such awards shall become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions shall lapse, only if and to the extent such awards are not converted, assumed or replaced by the Successor Company (as defined in the 2018 Plan).

Amended and Restated 2020 Equity Incentive Plan

On August 21, 2020, the Company’s Board of Directors approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) in order to provide a means for the Company to continue to attract, motivate and retain management, key employees, directors and consultants. On December 31, 2021, the Company’s Board of Directors approved and adopted an amendment that increased the number of shares available for issuance under the 2020 Plan from 450,000 shares to 800,000 shares of the Company’s common stock. On August 10, 2021, the Company’s Board of Directors further amended the 2020 Plan and adopted and approved an Amended and Restated 2020 Equity Incentive Plan (the “A&R 2020 Plan”), in order to, among other things: (i) clarify that the exercise price of stock options will be set at “Fair Market Value,” and (ii) make conforming revision to reflect the 1-for-5 reverse split that was effective on May 28, 2021. The A&R 2020 Plan was approved by the Company’s stockholders on December 16, 2021, at the Company’s 2021 Annual Meeting of Stockholders.

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

All employees, directors, and consultants of the Company and its subsidiaries are eligible to receive awards under the 2021 Plan. As of December 31, 2022, eighteen individuals are eligible to receive awards under the 2021 Plan.

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

Equity Awards

The following table sets forth certain information concerning equity awards for our named executive officers at December 31, 2023. The market values of the Stock Awards reported in this table are calculated based on the closing market price of the Common Stock on Nasdaq on December 29, 2023, which was $1.65 per share.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)\	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)		Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested ($)

Charles M. Fernandez	75,000		-		-	$3.81	12/16/2031
								200,000	(1)	$330,000	-	$-
	70,000		-		-	$2.13	7/1/2032
	200,000		-		-	$2.45	4/14/2028
	345,000		-		-			200,000		330,000	-	-

David Phipps
	889		-		-	112.5	12/15/2026	-		$-	-	$-
	444		-		-	112.5	5/25/2027	-		$-	-	$-
	300,000		-		-	1.25	12/30/2030	-		$-	-	$-
	301,333		-		-

Douglas Ellenoff	450,000	(1)	800,000	(1)	-	5.35	8/23/2026
								20,000	(1)	$33,000	-	$-
	450,000		800,000		-			40,000		33,000	-	-

(1)	Options granted outside of the Company’s 2018, 2020 and 2021 Equity Awards Plan.

Employment Agreements

Phipps Employment Agreements

Phipps June 2018 Employment Agreement

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

On March 13, 2020, the Company and David Phipps executed a waiver of the provisions in his employment agreement requiring prior written notice of non-renewal to the other party. As a result, his employment terms with the Company were not automatically extended as set forth in his employment agreement and the agreement terminated as of June 14, 2020. After a series of monthly extensions Mr. Phipps’ employment agreement was replaced with a new employment agreement on March 11, 2021. As described in more detail below, on June 5, 2021, the Company entered into a new three-year employment agreement with Mr. Phipps (the “2021 Phipps Employment Agreement”) that was effective as of June 2, 2021 and that replaced his existing employment agreement. The 2021 Phipps Employment Agreement set Mr. Phipps’ annual base compensation at $350,000.

Phipps June 2021 Employment Agreement

On June 5, 2021, the Company entered into a new three-year employment agreement with Mr. Phipps, the that was effective as of June 2, 2021, also referred to herein as the 2021 Phipps Employment Agreement. Under the terms of the 2021 Phipps Employment Agreement, Mr. Phipps will serve as the serve as President of the Company and Chief Executive Officer of Global Operations. The term will be automatically extended for additional one-year terms thereafter unless terminated by the Company or Mr. Phipps by written notice. Mr. Phipps’ annual base compensation under the 2021 Phipps Employment Agreement is an aggregate of $350,000.The Company may increase (but not decrease) his compensation during its term. In addition, Mr. Phipps will be entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Mr. Phipps is also entitled to participate in any other executive compensation plans adopted by the Board of Directors and is eligible for such grants of awards under stock option or other equity incentive plans as the Compensation Committee of the Company may from time to time determine (the “Share Awards”). Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided therein or in any award certificate(s), which shall supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Phipps for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Phipps in the course of his employment, consistent with the Company’s policy. Mr. Phipps will be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans, including perquisites, if any, as the Company provides to its senior employees. The 2021 Phipps Agreement may be terminated based on death or disability of Mr. Phipps, for cause or without good reason, for cause or with good reason, and as a result of the change of control of the Company. The 2021 Phipps Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, non-competition and non-solicitation covenants, indemnification provisions, etc. On August 7, 2021, the 2021 Phipps Agreement was amended in order to, among other things, (i) increase Mr. Phipps’ compensation to include a car allowance of $1,000 a month and (ii) clarify Mr. Phipps position to be President of NextPlat Corp and the Chief Executive Officer of Global Operations.

Fernandez Employment Agreements

Fernandez May 2021 Employment Agreement

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

Fernandez June 2021 Employment Agreement

On June 2, 2021, the Company entered into a new employment agreement (the “June Agreement”) with Charles M. Fernandez, with an initial term of five (5) years effective on May 28, 2021. The June Agreement replaced “the May Agreement”. Under the June Agreement, Mr. Fernandez will serve as the Chairman and Chief Executive Officer of the Company. The June Agreement will be automatically extended for additional one-year terms unless terminated by the Company or Mr. Fernandez by written notice. Mr. Fernandez’s annual base compensation under the June Agreement is $350,000 per year, which was increased to $525,000 per year in April 2023. The Company may increase (but not decrease) his compensation during the June Agreement’s term. In addition, Mr. Fernandez is entitled to receive an annual cash bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board. Mr. Fernandez is also entitled to participate in any other executive compensation plans adopted by the Board and is eligible for such grants of Share Awards. Share Awards will be subject to the applicable Plan terms and conditions, provided, however, that Share Awards will be subject to any additional terms and conditions as are provided therein or in any award certificate(s), which will supersede any conflicting provisions governing Share Awards provided under the equity incentive plan. The Company is required to pay or to reimburse Mr. Fernandez for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Fernandez in the course of his employment, consistent with the Company’s policy.

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

In connection with Mr. Ellenoff’s appointment to the position of Chief Business Development Strategist of the Company, Mr. Ellenoff and the Company entered into a three-year Employment Agreement, dated August 24, 2021, which is also referred to herein as the “Ellenoff Agreement”., Under the Ellenoff Agreement, which sets forth the terms of his employment, including with regard to compensation. Mr. Ellenoff will be nominated and renominated to serve on the Board during the term of the agreement. Under the terms of the Ellenoff Employment Agreement, Mr. Ellenoff will receive, in lieu of cash compensation: (i) a restricted stock award of 100,000 shares of Common Stock of the Company, 40,000 of which will be issued within 5 business days of the execution of the Ellenoff Employment Agreement and vest immediately, and the remaining 60,000 of which will be issued and vest at the rate of 20,000 shares at the end of each of the next three annual anniversaries of his employment, provided that Mr. Ellenoff serves on the Board at any time during such year; and (ii) options to purchase a total of 1,500,000 shares of the Corporation’s Common Stock, 300,000 of which will issued within 5 business days of the execution of the Ellenoff Employment Agreement and vest immediately, 150,000 of which will vest on each of the next three annual anniversaries of the commencement of his employment, and the remaining 750,000 of which will vest at the rate of 250,000 per year on each of the first three anniversaries of the commencement of his employment if during each such year Mr. Ellenoff introduces the Company to twelve (12) or more potential Business Transactions (as defined in the Ellenoff Employment Agreement and which transactions need not be consummated); provided that the Company’s Chief Executive Officer may, in his sole discretion, waive the vesting requirement in any given year. Such options have an exercise price of $5.35 per share and will terminate 5 years after they vest. These equity awards to Mr. Ellenoff were material to induce Mr. Ellenoff to enter into the Ellenoff Employment Agreement and were issued outside of a shareholder approved stock or option plan pursuant to the Nasdaq “inducement grant” exception (Nasdaq Listing Rule 5635(c)(4)).

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

Director Compensation

The 2023 director compensation packages consists of a cash retainer of $48,000 for each non-employee Director, plus an equity award of options to  purchase 20,000 shares of common stock to each non-employee Director (“2023 Equity Awards”). The 2023 Equity Awards were fully vested on the grant date.

The table below sets forth the compensation earned by our non-employee directors for service on our Board of Directors during the year ended December 31, 2023. Compensation paid to Charles M. Fernandez, our Executive Chairman, Chief Executive Officer, and Director, David Phipps, our President and Chief Executive Officer of Global Operations, and Director, and Douglas S. Ellenoff, our Vice Chairman and Chief Business Development Strategist for their service on the Board of Directors is set forth in Summary Compensation Table for named executive officers.

Director	Fees earned or paid in cash	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
John E. Miller	$48,000	$-	$48,000	$-	$-	$-	$96,000
Louis Cusimano	$48,000	$-	$48,000	$-	$-	$-	$96,000
Hector Delgado	$48,000	$-	$48,000	$-	$-	$-	$96,000
Kendall W. Carpenter	$48,000	$-	$48,000	$-	$-	$-	$96,000
Rodney Barreto	$48,000	$235,000	$-	$-	$-	$-	$283,000
Maria Cristina Fernandez	$38,500	$-	$61,500	$-	$-	$5,000	$105,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 26, 2024, regarding beneficial ownership of our common stock by:

●	each of our directors;
●	each of our named executive officers;
●	all directors and executive officers as a group; and
●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

Beneficial ownership is determined according to the rules of the SEC, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options that are currently exercisable or exercisable within 60 days. Each director or officer, as the case may be, has furnished us with information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

	Number of		Percent of
Name and Address of Beneficial Owner (1)	Shares (2)		Class(2)
Directors and Executive Officers
(including Named Executive Officers)
Charles M. Fernandez†+	5,750,047	(3)	27.7%
Douglas S. Ellenoff†+	705,000	(4)	3.6%
David Phipps†+	751,621	(5)	3.9%
Kendall Carpenter†	40,000		*
Louis Cusimano†	55,433		*
Hector Delgado†	54,710	(6)	*
John Miller†	43,000		*
Rodney Barreto†	2,686,799	(7)	13.6%
Maria Cristina Fernandez†	40,000	(8)	*
Directors and current Executive Officers as a Group	10,126,610		44.2%

5% Stockholders (9)
Frost Gamma Investment Trust (10)	3,428,571	(11)	18.3%
Robert D. Keyser, Jr. (12)	1,534,795	(13)	7.90%

* Indicates beneficial ownership of less than 1% of the outstanding common stock
† Director
+ Executive Officer

* Indicates beneficial ownership of less than 1% of the outstanding common stock

† Director

+ Executive Officer

(1)	Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o NextPlat Corp, 3520 Mary St., Suite 410, Coconut Grove, Florida 33133.

(2)

A person is deemed to be the beneficial owner of securities that can be acquired by him or her within 60 days from March 26, 2024 upon the exercise of options, warrants or other convertible securities. Percentage is based on 18,724,596  shares of common stock outstanding as of March 26, 2024.

(3)

Represents (i) 3,677,667 shares of common stock, including 2,103,214 shares of common stock held by eAperion Partners, LLC, (ii) options to purchase 345,000 shares of common stock that are currently exercisable, (iii) warrants to purchase 1,685,714 shares of common stock that are currently exercisable, including 1,085,714 warrants owned by eAperion Partners, LLC, (iv) 25,000 shares of common stock owned by Mr. Fernandez's spouse, which may be deemed to be beneficially owned by Mr. Fernandez, and (v) options to purchase up to 16,666 shares of common stock owned by Mr. Fernandez's spouse, which may be deemed to be beneficially owned by Mr. Fernandez. Does not include options to purchase 8,333 shares of common stock granted to Mr. Fernandez's spouse on April 7, 2023 that vest on April 7, 2025. Mr. Fernandez is the owner and manager of eApeiron Partners, LLC.

(4)

Represents (i) 105,000 shares of common stock and (ii) options to purchase 600,000 shares of common stock that are currently exercisable. Does not include 20,000 shares of restricted stock awarded on August 24, 2021, that vest on August 24, 2024.

(5)

Represents (i) 421,788 shares of common stock, (ii) options to purchase 301,333 shares of common stock that are currently exercisable, and (iii) warrants to purchase 28,500 shares of common stock that are currently exercisable.

(6)	Represents (i) 24,599 shares of common stock, and (ii) options to purchase 30,111 shares of common stock that are currently exercisable.

(7)

Represents (i) 1,601,085 shares of common stock and (ii) warrants to purchase 1,085,714 shares of common stock that are currently exercisable. Includes shares of common stock and warrants held indirectly through RLB Market Investments, LLC. Mr. Barreto is owner and manager of RLB Market Investments, LLC.

(8)	Includes options to purchase 40,000 shares of common stock that are immediately exercisable.

(9)

Based on the contents of statements filed with the SEC by our stockholders, we do not believe that any stockholders other than Messrs. Fernandez, Barreto, Frost, and Keyser are beneficial owners of more than five percent of our common stock.

(10)	The address of the beneficial owners is c/o Gamma Investment Trust, 4400 Biscayne Blvd, Suite 1500, Miami, Florida 33137.

(11)	Represents 3,428,571 shares of common stock.

(12)	The address of the beneficial owners is 1515 N. Federal Highway, #300, Boca Raton, Florida 33432.

(13)

Represents (i) 202,947 shares of common stock held directly by Robert D. Keyser, Jr., (ii) 528,344 shares of common stock held by Sixth Borough Capital Fund, LP, (iii) 10,160 shares of common stock held by Robert Dawson Keyser III, (iv) 20,000 shares of common stock held by Auxol Capital, LLC, and (v) warrants to purchase 773,344 shares of common stock that are currently exercisable.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2023, relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Equity compensation plans 2020 Incentive Plan	523,000	$0.28	600
Equity compensation plans 2021 Incentive Plan	295,000	0.35	328,529

Equity compensation plans not approved by security holders:
2018 Incentive Plan	-	-	1,333
Equity compensation issued pursuant to individual compensation arrangements	1,447,333	2.98	-
Total	2,265,333	$3.61	330,462

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Employees Related to Mr. Phipps. For the year ended December 31, 2023 and 2022, the Company employed two individuals related to Mr. Phipps who earned gross wages totaling approximately $78,000 and $56,000, respectively.

Employee related to Mr. Fernandez. On July 12, 2022, the Company hired Lauren Sturges Fernandez, the spouse of Mr. Fernandez, as Manager of Digital Assets. Mrs. Fernandez is an at-will employee with an annual salary of $95,000. On September 22, 2022, Mrs. Fernandez’s title was changed to Chief of Staff and Special Assistant to the Chairman of the Board, her salary remained the same. Previously Mrs. Fernandez was a consultant and earned compensation for her services of $10,995, for the year ended December 31, 2022. In April 2023, Mrs. Fernandez’s annual salary increased to $125,000, which was approved by the Board of Directors. On April 7, 2023, Ms. Sturges Fernandez was awarded (a) 25,000 fully vested shares of restricted common stock of the Company under the 2021 Plan, and (b) options to purchase 25,000 shares of common stock of the Company at an exercise price of $1.98 per share. The options have a five-year term.  One third of the options were fully vested on the award date and the remaining options vest on the first and second anniversary of the award date.

Progressive Care. Following the consummation of the Company’s investment in Progressive Care Inc. on September 2, 2022, our Chairman and Chief Executive Officer, Charles M. Fernandez, and our board member, Rodney Barreto, were appointed to Progressive Care’s Board of Directors, with Mr. Fernandez appointed to serve as Chairman of Progressive Care’s Board of Directors and Mr. Barreto appointed to serve as a Vice Chairman of Progressive Care’s Board of Directors. On November 11, 2022, the Progressive Care board of directors elected Mr. Fernandez as the Chief Executive Officer of Progressive Care. In addition, on August 30, 2022, NextPlat, Messrs. Fernandez and Barreto and certain other purchasers (the “NextPlat Investors”) purchased from Iliad Research and Trading, L.P. (“Iliad”) a Secured Convertible Promissory Note, dated March 6, 2019, made by Progressive Care to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.8 million. The aggregate purchase price paid to Iliad for the Note was $2.3 Million of which NextPlat contributed $1 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”). Upon completion of the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with Progressive Care pursuant to which the Note was amended and restated with modified terms, including a modified conversion price of $4.00 per share of common stock (after giving effect to the Progressive Care reverse stock split described below), and a mandatory conversion upon the later to occur of (a) the completion of the Progressive Care’s reverse stock split, and (b) the listing of Progressive Care’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange (the “A&R Note”). In consideration of the concessions in the Debt Modification Agreement, Progressive Care issued 105,000 shares of its common stock to the NextPlat Investors, of which NextPlat, Charles M. Fernandez and Rodney Barreto, received 45,653, 18,261, and 18,261 shares, respectively, in each case after giving effect to a 1-for-200 reverse stock split enacted by Progressive Care on December 30, 2022.

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

Simultaneous with the closing of the Unit Purchase on May 9, 2023, Progressive Care entered into a Debt Conversion Agreement (the “DCA”) with the NextPlat Investors relating to the A&R Note. Pursuant to the DCA, the NextPlat Investors agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest under the A&R Note to Proogressive Care common stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Progressive Care common stock issued pursuant to the Debt Conversion, NextPlat received 570,599 shares, Charles M. Fernandez received 228,240 shares, and Rodney Barreto received 228,240 shares. In addition, each of the NextPlat Investors also received a warrant to purchase one share of Progressive Care common stock for each share of Progressive Care common stock they received upon conversion of the A&R Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and were immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock. In addition, Progressive Care issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the Unit Purchase (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and were immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Progressive Care common stock.

On July 1, 2023, NextPlat, along with Messrs. Fernandez and Barreto, exercised certain common stock purchase warrants issued by Progressive Care (the “RXMD Warrants”) and were issued shares of Progressive Care common stock. NextPlat exercised RXMD Warrants on a cashless basis and was issued 402,269 shares of Progressive Care common stock. NextPlat also exercised RXMD Warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 shares of Progressive Care common stock. Mr. Fernandez exercised RXMD Warrants on a cashless basis and was issued 211,470 shares of Progressive Care common stock. Mr. Barreto exercised RXMD Warrants on a cashless basis and was issued 130,571 shares of Progressive Care common stock. At the time of exercise, all of the above RXMD Warrants were in-the-money. After the exercise of the RXMD Warrants, NextPlat and Messrs. Fernandez and Barreto collectively owned approximately 53% of Progressive Care’s voting common stock.

Also, on July 1, 2023, NextPlat entered into a voting agreement with Messrs. Fernandez and Barreto whereby at any annual or special shareholders meeting of Progressive Care’s stockholders, and whenever the holders of Progressive Care’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of their shares of Progressive Care common stock (including any new shares of Progressive Care common stock acquired after the date of the voting agreement or acquired through the conversion of securities convertible into Progressive Care common stock) that they own, directly or indirectly, in the same manner that NextPlat votes its shares of Progressive Care common stock and equivalents. The voting agreement is irrevocable and perpetual in term.

January 2022 Offering. The Company received gross proceeds of approximately $7.2 million from the sale Common Stock in an offering that closed on January 5, 2022. Approximately 73% of funds raised in the offering were secured from existing shareholders, and from members of the Company’s senior management and Board of Directors. The following table represents the related party investment in the January Offering:

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

December 2022 Offering. On December 14, 2022, the Company closed a private placement for the sale of 4,575,429 units (each, a “Unit”), each Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), and (ii) one warrant to purchase one share of Common Stock (each, a “Warrant”). The offering price of the Units was $1.75 per Unit. The Warrants included in the Units are exercisable at a price of $1.75 per share and expire three years from the date of issuance. Related party investment represented 48%, of the approximately $8.0 million of the funds raised. The following table represents the related party investment in the December Offering:

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

Next Borough Capital Management, LLC. On July 7, 2023, the Company entered into an unsecured promissory note agreement with Next Borough Capital Management, LLC (“the Borrower”), whereby the Company loaned $250,000 to the Borrower.  The note bears interest at an annual rate of 7%.  The outstanding principal balance of the note plus all accrued unpaid interest is due and payable on July 7, 2024, the Maturity Date. Each of the Company, Charles M. Fernandez, Robert D. Keyser, Jr., eAperion Partners, LLC and a revocable trust of Rodney Barreto are members of the Borrower.

Policies and Procedures for Related Party Transactions

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

Our Board undertook a review of the composition of our Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that each of our directors, with the exception of David Phipps, Douglas Ellenoff and Charles M. Fernandez, are independent as defined under the Nasdaq Rules.

Item 14. Principal Accountant Fees and Services.

Aggregate fees for professional services rendered by RBSM LLP for their services for the fiscal years ended December 31, 2023 and 2022, respectively, were as follows:

RBSM, LLP	2023	2022
Audit fees (1)	$200,600	$162,500
Audit-related fees (2)	7,500	10,000
Tax fees	-	11,500
Other fees (3)	35,000	50,000
Total fees	$243,100	$234,000

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

 Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee annually reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

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

10.87

Form of Securities Purchase Agreement dated December 9, 2022, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022).

10.88

Form of Registration Rights Agreement dated December 9, 2022, by and among the Company and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2022).

10.89	Management Services Agreement, dated as of February 1, 2023, by and between NextPlat Corp and Progressive Care, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2023)

10.90	Form of Securities Purchase Agreement dated April 5, 2023 by and among the Company and the Investor (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2023)

10.91	Merchant Sourcing Agreement, dated as of April 20, 2023, by and between the Company and Alibaba.com Singapore E-Commerce Private Limited, a company organized under the laws of Singapore* (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2023)

10.92	Securities Purchase Agreement, dated May 5, 2023, by and between NextPlat and Progressive Care Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2023)

10.93	Form of PIPE Warrant (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 11, 2023)

10.94	Debt Conversion Agreement, dated May 9, 2023, by and between the NextPlat, Progressive Care Inc., Charles Fernandez, Rodney Barreto, Daniyel Erdberg, and Sixth Borough Capital LLC. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 11, 2023)

10.95	Form of Conversion Warrant (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 11, 2023)

10.96	First Amendment to Securities Purchase Agreement, dated May 9,2023, by and between NextPlat and Progressive Care Inc. (incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on May 11, 2023)

10.97	Voting Agreement, dated as of June 30, 2023, by and between NextPlat Corp, Charles M. Fernandez and Rodney Barreto (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2023)

10.98	Promissory Note, dated July 7, 2023, in the original principal amount of $250,000 made by Next Borough Capital Management to the order of NextPlat Corp. (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2023)

10.99	First Amendment to Employment Agreement, dated as of June 29, 2023, by and between NextPlat Corp and Cecile Munnik (incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2023)

10.100	Distribution Agreement, dated as of October 12, 2023, by and between OPKO Health Spain, S.L.U. and NextPlat Corp (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2023)

21.1*	Subsidiaries of NextPlat Corp

23.1*	Consent of RBSM LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation

101.ins*	Inline XBRL Instance Document

101.sch*	Inline XBRL Taxonomy Schema Document

101.cal*	Inline XBRL Taxonomy Calculation Document

101.def*	Inline XBRL Taxonomy Linkbase Document

101.lab*	Inline XBRL Taxonomy Label Linkbase Document

101.pre*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: April 11, 2024	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Title: Executive Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Cecile Munnik
Cecile Munnik
Title: Chief Financial Officer, (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Fernandez	Chief Executive Officer and Executive Chairman	April 11, 2024
Charles M. Fernandez	(Principal Executive Officer)

/s/ Cecile Munnik	Chief Financial Officer (Principal Financial Officer)	April 11, 2024
Cecile Munnik

/s/ David Phipps	President and Chief Executive Officer of Global Operations and Director	April 11, 2024
David Phipps

/s/ Douglas S. Ellenoff	Vice Chairman and Chief Business Development Strategist and Director	April 11, 2024
Douglas Ellenoff

/s/ Hector Delgado	Director	April 11, 2024
Hector Delgado

/s/ Kendall W. Carpenter	Director	April 11, 2024
Kendall Carpenter

/s/ Louis Cusimano	Director	April 11, 2024
Louis Cusimano

/s/ John E. Miller	Director	April 11, 2024
John E. Miller

/s/ Rodney Barreto	Director	April 11, 2024
Rodney Barreto

/s/ Maria Cristina Fernandez	Director	April 11, 2024
Maria Cristina Fernandez

NEXTPLAT CORP AND SUBSIDIARIES

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NextPlat Corp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NextPlat Corp and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill and Other Intangibles arising from the acquisition of Progressive Care, Inc. (“RXMD”) – Refer to Notes 2, 3, 4 and 14 to the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 3, Goodwill arises in connection with acquisitions. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill. As disclosed in Note 4, on July 1, 2023, the Company gained voting control of RXMD and therefore, became a consolidated subsidiary of the Company on July 1, 2023. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which consisted of Trade Names, Development Technology, Pharmacy Records and Goodwill.

The principal considerations for our determination that performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased effort, including the need to involve a fair value specialist.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

●

Utilizing personnel with specialized knowledge and skill in valuation to assist in; i) assessing the appropriateness of the valuation methodology for the intangible assets, ii) evaluating the reasonableness of the growth rates, percent of revenues derived and discount rate used in the income approach, iii) evaluating the reasonableness of the assumptions and estimates used in the valuation methodologies.

●	Evaluate the reasonableness of management’s significant estimates.
●

Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the fair value approach and (ii) the reasonableness of significant assumptions and estimates.

●	Reviewed and assessed the appropriateness of adjustments to Goodwill, Other Intangibles and other Assets and Liabilities acquired based on changes to their estimated fair values.

Goodwill and Other Intangibles Impairment Assessments – RXMD acquisition – Refer to Notes 3 and 14 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 14 to the consolidated financial statements, the Company’s goodwill balance was approximately $731,000 as of December 31, 2023. The Company also has amortizable identifiable intangible assets of approximately $14,423,000, and are related to the RXMD Healthcare Operations reporting unit. Management tests these assets annually for impairment or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value.

The principal considerations for our determination that performing procedures relating to the goodwill and intangible asset impairment assessments of the RXMD Healthcare Operations reporting unit is a critical audit matter because (i) the significant, subjective and complex judgments used by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge including a valuation expert.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

●

These procedures included, among others, (i) testing management’s process for determining the fair value estimates of the RXMD Healthcare Operations reporting unit; (ii) testing the completeness and accuracy of the underlying data used in the fair value approach; and (iii) evaluating the reasonableness of the significant assumptions used by management related to market multiples, peer group and comparable transaction selection and selection of relevant financial matrices for concluding the fair value of reporting unit and future levels of revenue growth.

●

Evaluating management’s assumptions related to the future levels of revenue growth involved evaluating whether the assumptions were reasonable considering (i) current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●

Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the fair value approaches and (ii) the reasonableness of significant assumptions of relevant financial matrices for concluding the fair value of reporting unit and future levels of revenue growth.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY
April 11, 2024 PCAOB ID Number 587

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par data)

	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$26,307	$18,891
Accounts receivable, net	8,923	384
Receivables - other, net	1,846	-
Inventory, net	5,135	1,287
Unbilled revenue	189	142
VAT receivable	342	433
Prepaid expenses	640	46
Notes receivable due from related party	256	-
Total Current Assets	43,638	21,183

Property and equipment, net	3,989	1,246

Goodwill	731	-
Intangible assets, net	14,423	50
Operating right of use assets, net	1,566	855
Finance right-of-use assets, net	22	-
Equity method investment	-	5,261
Deposits	39	-
Prepaid expenses, net of current portion	61	49
Total Other Assets	16,842	6,215
Total Assets	$64,469	$28,644

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$13,176	$1,523
Contract liabilities	42	36
Notes payable	312	60
Due to related party	18	28
Operating lease liabilities	532	209
Finance lease liabilities	18	-
Income taxes payable	139	94
Liabilities from discontinued operations	-	112
Total Current Liabilities	14,237	2,062

Long Term Liabilities:
Notes payable, net of current portion	1,211	156
Operating lease liabilities, net of current portion	929	650
Finance lease liabilities, net of current portion	5	-
Total Liabilities	16,382	2,868

Commitments and Contingencies	-	-

Equity
Preferred stock ($0.0001 par value; 3,333,333 shares authorized)	-	-
Common stock ($0.0001 par value; 50,000,000 shares authorized, 18,724,596 and 14,402,025 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	2	1
Additional paid-in capital	67,170	56,963
Accumulated deficit	(34,925)	(31,147)
Accumulated other comprehensive loss	(63)	(41)
Equity attributable to NextPlat Corp stockholders	32,184	25,776
Equity attributable to noncontrolling interests	15,903	-
Total Equity	48,087	25,776

Total Liabilities and Equity	$64,469	$28,644

See accompanying notes to consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per shares data)

	For the Years Ended
	December 31,
	2023	2022

Sales of products, net	$32,389	$11,710
Revenues from services	5,367	-
Revenue, net	37,756	11,710

Cost of products	26,313	9,221
Cost of services	132	-
Cost of revenue	26,445	9,221

Gross profit	11,311	2,489

Operating expenses:
Selling, general and administrative	9,910	5,085
Salaries, wages and payroll taxes	6,643	2,565
Goodwill impairment	13,895	-
Professional fees	1,981	1,552
Depreciation and amortization	2,110	490
Total operating expenses	34,539	9,692

Loss before other (income) expense	(23,228)	(7,203)

Other (income) expense:
Interest expense	79	24
Interest earned	(620)	(21)
Asset write-off	28	-
Other income	(317)	-
Foreign currency exchange rate variance	(107)	129
Total other (income) expense	(937)	132

Loss before income taxes and equity in net loss of affiliate	(22,291)	(7,335)

Income taxes	(28)	(87)
Loss before equity in net loss of affiliate	(22,319)	(7,422)

Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	11,352	-
Equity in net loss of affiliate	(1,440)	(1,739)
Net loss	(12,407)	(9,161)

Net loss attributable to noncontrolling interest	8,629	-
Net loss attributable to NextPlat Corp	$(3,778)	$(9,161)

Comprehensive loss:
Net loss	$(12,407)	$(9,161)
Foreign currency loss	(22)	(44)
Comprehensive loss	$(12,429)	$(9,205)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,778)	$(9,161)
Weighted number of common shares outstanding – basic	17,494	9,592
Weighted number of common shares outstanding – diluted	17,494	9,592

Basic loss per share	$(0.22)	$(0.96)
Diluted loss per share	$(0.22)	$(0.96)

See accompanying notes to consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED December 31, 2023 AND 2022

(In thousands)

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity NextPlat Corp	Interests	Equity
Balance, December 31, 2021	7,053	$1	$39,513	$(21,986)	$3	$17,531	$-	$17,531
Issuance of common stock related to January offering	2,230	-	7,005	-	-	7,005	-	7,005
Issuance of common stock related to December offering	4,575	-	7,472	-	-	7,472	-	7,472
Stock-based compensation in connection with restricted stock awards	544	-	2,151	-	-	2,151	-	2,151
Stock-based compensation in connection with options granted	-	-	822	-	-	822	-	822
Comprehensive loss	-	-	-	-	(44)	(44)	-	(44)
Net loss	-	-	-	(9,161)	-	(9,161)	-	(9,161)
Balance, December 31, 2022	14,402	$1	$56,963	$(31,147)	$(41)	$25,776	$-	$25,776
Issuance of common stock related to April offering	3,429	1	5,999	-	-	6,000	-	6,000
Issuance of common stock related to exercise of warrants	105	-	184	-	-	184	-	184
Issuance of common stock related to restricted stock award	789	-	2,468	-	-	2,468	300	2,768
Stock-based compensation in connection with options granted	-	-	1,524	-	-	1,524	1,052	2,576
Stock-based compensation in connection with warrants granted	-	-	32	-	-	32	-	32
Acquisition of subsidiary and noncontrolling interests	-	-	-	-	-	-	23,180	23,180
Comprehensive income	-	-	-	-	(22)	(22)	-	(22)
Net loss	-	-	-	(3,778)	-	(3,778)	(8,629)	(12,407)
Balance, December 31, 2023	18,725	$2	$67,170	$(34,925)	$(63)	$32,184	$15,903	$48,087

See accompanying notes to consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,407)	$(9,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	758	465
Change in provision for doubtful accounts	47	-
Amortization of intangible assets	1,337	25
Amortization of right-of-use assets - operating leases	417	106
Amortization of right-of-use assets - finance leases	15	-
Write-off of digital assets	28	43
Goodwill impairment	13,895	-
Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	(11,352)	-
Equity in net loss of affiliate	1,440	1,739
Stock-based compensation	5,376	2,974
Change in operating assets and liabilities:
Accounts receivable	(3,449)	(34)
Inventory	(2,217)	(267)
Unbilled revenue	(47)	(41)
Prepaid expense	22	52
Notes receivable	(256)	-
Other assets	-	49
VAT receivable	91	59
Accounts payable and accrued expenses	3,231	453
Operating lease liabilities	(464)	(101)
Income taxes payable	45	37
Contract liabilities	6	-
Liabilities from discontinued operations	(112)	-
Net cash used in operating activities	(3,596)	(3,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(647)	(716)
Cash acquired in acquisition of subsidiary	7,352	-
Capital contributions to equity method investee	(1,506)	(7,000)
Net cash provided by (used in) investing activities	5,199	(7,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	(10)	(7)
Issuance of common stock for PIPE transaction	6,000	13,832
Payment of stock issuance costs	-	(754)
Proceeds from exercise of warrants	184	-
Payments on finance lease liabilities	(15)	-
Repayments of notes payable	(299)	(60)
Net cash provided by financing activities	5,860	13,011

Effect of exchange rate on cash	(47)	(70)

Net increase in cash	7,416	1,623
Cash beginning of year	18,891	17,268
Cash end of year	$26,307	$18,891

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$531	$11
Income tax	$-	$10
Supplemental schedule of non-cash investing and financing activities:
Business combination without transfer of consideration	$39,859	$-

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2. Basis of Presentation and Principles of Consolidation

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

Business acquisition of Progressive Care, Inc.

On July 1, 2023, the Company, Charles M. Fernandez, Executive Chairman and Chief Executive Officer of the Company, and Rodney Barreto, Director of the Company, exercised common stock purchase warrants issued by Progressive Care (the “RXMD Warrants”) and were issued shares of Progressive Care common stock. After the exercise of the RXMD Warrants, the Company and Messrs. Fernandez and Barreto collectively owned 53% of Progressive Care’s voting common stock. At the time of exercise, all of the above RXMD Warrants were in-the-money. Also on July 1, 2023, the Company entered into a voting agreement with Messrs. Fernandez and Barreto whereby at any annual or special shareholders meeting of Progressive Care’s stockholders, and whenever the holders of Progressive Care’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of their shares of Progressive Care common stock (including any new shares of Progressive Care common stock acquired after the date of the voting agreement or acquired through the conversion of securities convertible into Progressive Care common stock) that they own, directly or indirectly, in the same manner that NextPlat votes its Progressive Care common stock and equivalents. The voting agreement is irrevocable and perpetual in term.

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

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in the business combination with Progressive Care. common stock and options issued for services, net realizable value of accounts receivables the useful lives of property and equipment and intangible assets, the estimate of the fair value of the lease liability and related right of use assets, pharmacy benefit manager ("PBM") fee estimates, and the estimates of the valuation allowance on deferred tax assets and corporate income taxes.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company are described below the fiscal year ended December 31, 2023. Progressive Care became a consolidated subsidiary of the Company on July 1, 2023 and as a result the Company has incorporated certain significant accounting policies of Progressive Care for the year ended December 31, 2023.

Discontinued Operations

The Company’s former operations were developing and manufacturing products and services, which reduce fuel costs, save power and energy and protect the environment. The products and services were made available for sale into markets in the public and private sectors. In December 2009, the Company discontinued these operations and disposed of certain of its subsidiaries.

The remaining liabilities for discontinued operations are presented in the consolidated balance sheets under the caption “Liabilities from discontinued operation” and relates to the discontinued operations of developing and manufacturing of energy saving and fuel-efficient products and services. The carrying amounts of the major classes of these liabilities as of December 31, 2023, and 2022 are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Assets of discontinued operations	$-	$-
Liabilities
Accounts payables and accrued expenses	$-	$(112)
Liabilities from discontinued operations	$-	$(112)

Liquidity

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Cash and Cash Equivalents

The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, approximately $3.1 million, are unsecured. In April 2023, the Company entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

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

Prepaid Expenses

Prepaid expenses current and long term amounted to approximately $640,000 and  $61,000 , respectively for the year ended December 31, 2023, as compared to $46,000 and $49,000 for the year ended December 31, 2022. Prepaid expenses include prepayments in cash for accounting fees, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

Investments

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The carrying value of our equity method investment is reported as “equity method investment” on the consolidated balance sheets. The Company’s equity method investment is reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s proportionate share of the net loss resulting from these investments is reported under the line item captioned “equity in net loss of affiliate” in the consolidated statements of operations and comprehensive loss. Note 15 contains additional information on the equity method investment.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investee as of December 31, 2023 and determined that the Company’s proportionate economic interest in the investee indicate that the investments were not impaired.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The relevant translation rates are as follows: for the year ended December 31, 2023, closing rate at $1.27 US$: GBP, yearly average rate at $1.24 US$: GBP, for the year ended  December 31, 2022 closing rate at $1.21 US$: GBP, yearly average rate at $1.24 US$: GBP.

Revenue Recognition and Unearned Revenue

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

e-Commerce Operations:

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

Contract liabilities are shown separately in the consolidated balance sheets as current liabilities. At December 31, 2023, we had contract liabilities of approximately  $42,000. At December 31, 2022, we had contract liabilities of approximately $36,000.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Healthcare Operations:

The Company provides prescription pharmaceuticals, COVID-19 related diagnostics and vaccinations, TPA services, and contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program. Under the terms of the contracted pharmacy services for 340B covered entities, the Company acts as a pass-through for reimbursements on prescription claims adjudicated on behalf of the 340B covered entities in exchange for a dispensing fee per prescription.

The Company recognizes product sales from prescriptions dispensed to patients (customers) at the time the drugs are physically delivered to a customer or when a customer picks up their prescription, which is the point in time when control transfers to the customer. 340B dispensing fees are a component of 340B contract revenue, which are recognized at the time the drugs are received by the patient, by either delivery or customer pick up. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization is obtained to ensure payment from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customer’s insurance provider. The Company is the agent in all of the 340B pharmacy dispensing service agreements transactions with 340B covered entities and not the principal in the transactions. Thus, the Company only recognizes its net fee for the prescription dispensing transactions and not the gross billing and cost of goods sold for the drugs dispensed.

The Company accrues an estimate of PBM fees, including direct and indirect remuneration (“DIR”) fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of prescription revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

DIR fees are fees charged by PBMs to pharmacies for network participation as well as periodic reimbursement reconciliations. For some PBMs, DIR fees are charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge the Company for these fees as reductions of reimbursements paid to the Company two to three months after the end of the trimester (e.g., DIR fees for January – April 2023 claims were clawback by these PBMs in July – August 2023). For DIR fees that are not collected at the time of claim settlement, the Company records an accrued liability at each reporting date for estimated DIR fees that are expected to be collected by the PBMs in a future period. The estimated liability for these fees is highly subjective and the actual amount collected may differ from the accrued liability. The uncertainty of management’s estimates is due to inadequate disclosure to the Company by the PBMs as to exactly how these fees are calculated either at the time the DIR fees are actually assessed and reported to the Company. The detail level of the disclosure of assessed DIR fees varies based on the information provided by the PBM.

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal.

The Company recognizes revenue from TPA services as it satisfies the performance obligations under the TPA contract with a 340B covered entity. TPA services provided to covered entities include consulting services, accounting and reconciliation of contract pharmacy billings, and various compliance services. The covered entity simultaneously receives and consumes benefits as the Company performs services under the TPA contract. These services are capable of being distinct from one another, e.g., the covered entity may receive benefit from each separate service, but in the context of a TPA contract, the services are not distinct with the context of the TPA contract. Instead, the Company provides a significant service of integrating the services into a combined output that benefits the covered entity. Therefore, the Company considers the combined services to be a single performance obligation in each TPA contract.

For each TPA contract, the Company recognizes revenue by measuring the progress toward complete satisfaction of each performance obligation. The Company uses various observable output methods in measuring progress toward satisfaction of each performance obligation, most notably gross billings under each contract.

ASC 606 provides a practical expedient wherein an entity may recognize revenue in the amount to which it has a right to invoice a customer if the entity has a right to consideration from the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. This expedient could be available, for example, for a service contract in which an entity bills a fixed amount for each hour of service provided. The Company believes that this practical expedient applies to its TPA contracts and we have elected this method in measuring revenue over the TPA contract term.

The Company recognizes COVID-19 testing revenue when the tests are performed and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense was approximately  $188,000 and $93,000 for the years ended December 31, 2023 and 2022, respectively.

Intangible Assets

Acquired intangible assets with finite lives other than goodwill are amortized over their useful lives. For intangible assets acquired in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Valuation techniques consistent with the market approach, income approach, and/or cost approach are used to measure fair value. Intangible assets subject to amortization represent the fair value of pharmacy records, tradenames and customer contracts acquired, and capitalized software development costs. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews its identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment losses, if any.

Pharmacy records and developed software are amortized over 5 years. Tradenames and customer contracts are amortized over 10 years. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Business acquisitions

The Company records business acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, and contractual contingencies are recognized at their fair value on the acquisition date. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized and goodwill. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired, liabilities assumed and equity interests. The measurement period ends once all information is obtained, but no later than one year from the acquisition date

Goodwill

Goodwill represents the excess of the purchase price over the value assigned to net tangible and identifiable intangible assets. Progressive Care, which is our Healthcare Operations, is considered to be the reporting unit for goodwill. Valuation techniques consistent with the market approach, income approach, and/or cost approach are used to measure fair value. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment in the fourth fiscal quarter and in interim periods if events or changes in circumstances indicate that the assets may be impaired.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The estimated useful lives of property and equipment are generally as follows:

Years
Building	40
Building improvements	Remaining life of the building
Leasehold improvements	Lessor of the estimated useful life or life of the lease
Office furniture and fixtures	4-5
Computer equipment	3-4
Rental equipment	4
Vehicles	3-5
Appliques	10
Website development	2

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation expense for the years ended December 31, 2023, and 2022 was approximately $758,000 and $465,000, respectively.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, comprised of property and equipment, right-of-use assets, and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the carrying amount of the asset group is compared to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. As of December 31, 2023, there were no indications that the carrying amounts of our long-lived assets exceeded their respective fair values. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2023 and December 31, 2022, respectively.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation. (Topic 718). This update was intended to reduce cost and complexity and to improve financial reporting for share-based payments issues to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expanded the scope of ASC 718, Compensation - Stock Compensation, which previously only included share-based payments issued to employees, to include share-based payments issues to non-employees for goods and services. Consequently, the accounting for share-based payment to non-employees and employees will be substantially aligned. This standard became effective for the financial statements issues by public companies for the annual and interim periods beginning after December 15, 2018. Management adopted this standard on January 1, 2019.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, we determine if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. Arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended December 31, 2023 and 2022, there were no expenditures on research and development.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity. For the Company, comprehensive income (loss) for the years ended December 31, 2023 and 2022 included net income (loss) and unrealized income (losses) from foreign currency translation adjustments.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Transactions

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party, (see Note 25).

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-04, “Liabilities (Topic 405) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121”, to amend and add various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Bulletin No. 121.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The Company adopted this conforming guidance upon issuance and the adoption had no material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an impairment model based on expected, rather than incurred, losses. Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Accounting Pronouncements Issued but not yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosure” (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2025. The Company expects that the adoption of the standard will not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 is required to be adopted for annual periods beginning after December 15, 2023, and interim period within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2024. The Company expects that the adoption of the standard will not have a material impact on our consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4. Acquisition

On July 1, 2023, the Company, along with Messrs. Fernandez and Barreto, exercised common stock purchase warrants issued by Progressive Care (“RXMD Warrants”) and were issued shares of Progressive Care common stock. The Company exercised RXMD Warrants on a cashless basis and was issued 402,269 shares of Progressive Care common stock. The Company also exercised RXMD Warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 shares of Progressive Care common stock. Mr. Fernandez exercised RXMD Warrants on a cashless basis and was issued 211,470 shares of Progressive Care common stock. Mr. Barreto exercised RXMD Warrants on a cashless basis and was issued 130,571 shares of Progressive Care common stock. At the time of exercise, all of the above RXMD Warrants were in-the-money. After the exercise of the RXMD Warrants, the Company and Messrs. Fernandez and Barreto collectively owned approximately 53% of Progressive Care’s voting common stock.

Also, on July 1, 2023, the Company entered into a voting agreement with Messrs. Fernandez and Barreto, whereby at any annual or special shareholders meeting of Progressive Care’s stockholders, and whenever the holders of Progressive Care’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of the shares of Progressive Care common stock (including any new shares of Progressive Care common stock acquired after the date of the voting agreement or acquired through the conversion of securities convertible into Progressive Care common stock) that they own, directly or indirectly, in the same manner that the Company votes its shares of Progressive Care common stock and equivalents. The voting agreement is irrevocable and perpetual in term.

As a result of the RXMD Warrant exercises and the entry into the voting agreement, the Company concluded that there was a change in control in Progressive Care. As of July 1, 2023, NextPlat has the right to control more than 50 percent of the voting interests in Progressive Care through the concurrent common stock purchase warrant exercises and voting agreement noted above. Beginning on July 1, 2023, the Company changed the accounting method for its investment in Progressive Care, which prior to July 1, 2023 had been accounted for as an equity method investment to consolidation under the voting interest model in FASB ASC Topic 805. Therefore, Progressive Care became a consolidated subsidiary of the Company on July 1, 2023.

Progressive Care contributed revenues of approximately $26.8 million and a net loss of approximately $14.7 million to the Company for the period from July 1, 2023 to December 31, 2023. The following unaudited pro forma summary presents consolidated information of NextPlat Corp as if the business combination had occurred on January 1, 2023 (in thousands).

	For the Twelve Months Ended December 31, 2023	For the Year Ended December 31, 2022
	(Unaudited)	(Unaudited)
Revenue	$60,704	$52,312

Earnings	$(15,854)	$(13,867)

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the consideration transferred to acquire a controlling interest in Progressive Care and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in Progressive Care at the acquisition date (in thousands):

Purchase Price Allocation
Total purchase consideration	$16,679
Fair value of non-controlling interest	23,180
Total consideration	$39,859

Identifiable net assets acquired:
Cash	$7,352
Accounts receivable, net	6,478
Accounts receivable, other	506
Inventory	1,631
Prepaid expenses	220
Property and equipment, net	2,883
Right of use assets, net	405
Intangible assets, net:
Trade name	4,700
Development technology	2,880
Pharmacy records	8,130
Deposits	39
Accounts payable and accrued expenses	(8,231)
Notes payable and accrued interest - current portion	(149)
Lease liabilities - current portion	(208)
Notes payable - long term	(1,173)
Lease liabilities - long term	(230)
Deferred tax liability (1)	-
Net assets acquired	$25,233

Goodwill	$14,626

(1) Under federal tax law, previously unidentified finite lived intangible assets recognized from a business combination have no tax basis and therefore are not amortized for tax purposes. This tax position created a book/tax basis difference that was previously not recognized at July 1, 2023, the date of the business combination transaction. Therefore, an approximate $4.0 million deferred tax liability measurement period adjustment was recorded at December 31, 2023 as a result of the book/tax basis difference for the finite lived intangible assets. In addition the Company determined that the acquired deferred tax liability could be utilized to offset preexisting deferred tax assets. Therefore, in accordance with ASC 805-740-45-2, the Company released the deferred tax asset valuation allowance as a reduction to goodwill in the amount of approximately $4.0 million during the measurement period.

 The total consideration is based on the fair value of the Company’s common stock outstanding at July 1, 2023, which was 7,662,343 total implied shares outstanding and a fair market value of $4.45 per share, plus the fair value of warrants and options outstanding at July 1, 2023 of approximately $5.8 million. Total implied shares outstanding at July 1, 2023 consisted of 6,162,343 common shares outstanding and 1,500,000 Preferred Stock, Series B as converted on July 1, 2023.

As a result of NextPlat obtaining control over Progressive Care, NextPlat’s previously held equity interest in Progressive Care was remeasured to fair value, resulting in a gain of approximately $11.4 million , which has been recognized in the line item “Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition” on the condensed consolidated statements of comprehensive income (loss).

The fair value of the noncontrolling interest of  approximately $23.2 million and the fair value of the previously held equity interest of approximately $16.7 million in Progressive Care were estimated by applying a market approach and an income approach, respectively. These fair value measurements of the noncontrolling interest and the previously held equity interest are based on significant inputs not observable in the market, and thus represent Level 3 measurements. The fair value estimates for the noncontrolling interest and the previously held equity interest are based on (1) an assumed discount rate range of 10% to 11%, (2) an assumed terminal value based on long-term sustainable growth rates of 3.0%,(3) assumed financial multiples of reporting entities deemed to be similar to Progressive Care, and (4) assumed adjustments because of the lack of control or lack of marketability, as relevant, that market participants would consider when estimating the fair value of the noncontrolling interest and the previously held equity interest in Progressive Care.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after NextPlat’s acquisition of a controlling interest in Progressive Care. The goodwill is not deductible for tax purposes.

The initial recognition of the Progressive Care's identifiable intangible assets, resulting from the acquisition on July 1, 2023 and the application of push-down accounting, were measured using Level 3 inputs. The fair value at the date of acquisition was approximately $15.7 million.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      The following table disaggregates net revenues by categories (in thousands):

	For the Twelve Months Ended December 31, 2023
	e-Commerce Operations	Healthcare Operations	Total
Sales of products, net
Prescription revenue, net of PBM fees	$-	$21,412	$21,412
e-Commerce revenue	$10,977	$-	$10,977
Subtotal	$10,977	$21,412	$32,389
Revenues from services:
Pharmacy 340B contract revenue	$-	$5,367	$5,367
Revenues, net	$10,977	$26,779	$37,756

	For the Twelve Months Ended December 31, 2022
	e-Commerce Operations	Healthcare Operations	Total
Sales of products, net
Prescription revenue, net of PBM fees	$-	$-	$-
e-Commerce revenue	11,710	-	11,710
Subtotal	11,710	-	$11,710
Revenues from services:
Pharmacy 340B contract revenue	-	-	$-
Revenues, net	$11,710	$-	$11,710

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Earnings (Loss) per Share

Net income (loss) per common share is calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. In periods where the Company has a net loss, all dilutive securities are excluded. The components of basic and diluted EPS were as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Net loss attributable to NextPlat Corp common shareholders	$(3,778)	$(9,161)

Basic weighted average common shares outstanding	17,494	9,592
Potentially dilutive common shares	-	-

Diluted weighted average common shares outstanding	17,494	9,592

Basic weighted average earnings (loss) per common share	$(0.22)	$(0.96)
Diluted weighted average earnings (loss) per common share	$(0.22)	$(0.96)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Stock options	136	265
Common stock purchase warrants	675	1,403
	811	1,668

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Accounts Receivable

At December 31, 2023 and 2022, accounts receivable consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Gross accounts receivable – trade	$9,195	$384
Less: allowance for doubtful accounts	(272)	-
Accounts receivable – trade, net	$8,923	$384

Bad debt expense was approximately $47,000 and $0 for the twelve months ended December 31, 2023 and 2022, respectively.

The increase in accounts receivable was attributable to the consolidation of Progressive Care at July 1, 2023.

Note 9. Accounts Receivable - Other, net

At December 31, 2023 and 2022, accounts receivable - other, net consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Performance bonuses	$1,602	$-
Customers	192	-
Other	52	-
	$1,846	$-

Performance bonuses, paid annually by PBMs, are estimated based on historical pharmacy performance and prior payments received. Other receivables are loans to employees.

The increase in accounts receivable - other was attributable to the consolidation of Progressive Care at July 1, 2023.

Note 10. Inventory

At December 31, 2023 and 2022, inventories consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Finished goods	$5,195	$1,287
Less reserve for obsolete inventory	(60)	-
Total	$5,135	$1,287

The increase in inventory was attributable to the consolidation of Progressive Care as of July 1, 2023.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. VAT Receivable

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result of the UK’s departure from the EU. As of   December 31, 2023 and 2022, the Company recorded a receivable in the amount of approximately $342,000 and $433,000, respectively, for amounts available to reclaim against the tax liability from UK and EU countries.

Note 12. Prepaid Expenses

Prepaid expenses current and long term amounted to approximately $640,000 and $61,000, respectively at December 31, 2023, as compared to $46,000 and $49,000, respectively at December 31, 2022. Prepaid expenses include prepayments in cash for accounting fees, public company expenses, insurance, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

The increase in prepaid expenses was attributable to the consolidation of Progressive Care as of July 1, 2023.

Note 13. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Building	$2,116	$-
Vehicles	595	-
Office furniture and fixtures	527	128
Land	184	-
Leasehold improvements	124	48
Computer equipment	117	72
Rental equipment	60	38
Appliques	2,160	2,160
Website development	587	665
Construction in progress	22	-
Property and equipment gross	6,492	3,111
Less: accumulated depreciation	(2,503)	(1,865)
Property and equipment, net	$3,989	$1,246

Depreciation expense was approximately $758,000 and $465,000 for the twelve months ended December 31, 2023 and 2022, respectively.

The increase in property and equipment was attributable to the consolidation of Progressive Care as of  July 1, 2023.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14. Goodwill and Intangible Assets, net

Goodwill

The following table reflects changes in the carrying amount of goodwill during the periods presented by reportable segments (in thousands):

	e-Commerce Operations	Healthcare Operations	Total
Balances as of December 31, 2021
Goodwill	$-	$-	$-
Accumulated impairment losses	-	-	-
Goodwill, net as of December 31, 2021	-	-	-

Changes in Goodwill during the year ended December 31, 2022:
Goodwill acquired	-	-	-
Impairment losses	-	-	-

Balances as of December 31, 2022
Goodwill	-	-	-
Accumulated impairment losses	-	-	-
Goodwill, net as of December 31, 2022	-	-	-

Changes in Goodwill during the year ended December 31, 2023:
Goodwill acquired	-	14,626	14,626
Impairment losses	-	(13,895)	(13,895)

Balances as of December 31, 2023
Goodwill	-	14,626	14,626
Accumulated impairment losses	-	(13,895)	(13,895)
Goodwill, net as of December 31, 2023	$-	$731	$731

1.	Increase related to book tax difference of intangible assets arising from the business combination without transfer of consideration.

The initial recognition of goodwill resulting from the acquisition of Progressive Care on July 1, 2023. The Company performed an annual impairment test for goodwill as of December 31, 2023.

The Company performed an annual impairment test as of December 31, 2023, for our healthcare operations reporting segments. The fair value of each reporting unit was estimated using the income valuation approach. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. The various inputs to this fair value model are considered Level 3. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for the business, estimation of the useful life over which cash flows will occur, and determination of the weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in the impairment test ranged from 11% to 13.5%.

As a result of the 2023 annual impairment test, the Company concluded that the carrying amount of the Pharmacy Operations reporting unit goodwill exceeded its fair value by 95% and recorded a non-cash goodwill impairment charge of approximately $13.9 million for the year ended December 31, 2023. This was included in goodwill impairment charge on the Consolidated Statements of Operations for the year ended December 31, 2023.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	December 31, 2023
	Gross amount	Accumulated amortization	Net Amount
Pharmacy records	$8,130	$(807)	$7,323
Trade names	4,700	(224)	4,476
Developed technology	2,880	(281)	2,599
Customer Contracts	250	(225)	25
Total intangible assets	$15,960	$(1,537)	$14,423

	December 31, 2022
	Gross amount	Accumulated amortization	Net Amount
Pharmacy records	$-	$-	$-
Trade names	-	-	-
Developed technology	-	-	-
Customer Contracts	250	(200)	50
Total intangible assets	$250	$(200)	$50

Amortization of pharmacy records, trade names, developed technology, and customer contracts is included in depreciation and amortization in the accompanying Consolidated Statements of Comprehensive Income Loss. For the twelve months ended December 31, 2023 and 2022, the Company recognized amortization expense of approximately $1.3 million and $25,000, respectively. Future amortization of intangible assets is as follows (in thousands):

2024	$2,721
2025	2,672
2026	2,672
2027	2,672
2028	1,571
Thereafter	2,115
Total	$14,423

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15. Equity Method Investment

On August 30, 2022, NextPlat entered into a Securities Purchase Agreement (the “SPA”) between NextPlat and Progressive Care, under which NextPlat, its Executive Chairman and Chief Executive Officer, Charles M. Fernandez, board member, Rodney Barreto, and certain other investors invested an aggregate of $8.3 million into Progressive Care. In connection with the SPA, NextPlat purchased 3,000 newly issued Units of Progressive Care valued at $6 million, with each Unit comprised of one share of Progressive Care’s Series B Convertible Preferred Stock, $0.001 par value, and one Investor Warrant to purchase a share of Progressive Care Series B Convertible Preferred Stock at an exercise price of $2,000  The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise.  The Progressive Care Series B Convertible Preferred Stock has a stated value of $2,000 per share and each share has the equivalent voting rights of 500 shares of Progressive Care common stock (after giving effect to the Reverse Stock Split described below).  Each share of  Progressive Care Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of  Progressive Care common stock determined by dividing the stated value by the conversion price which is $4.00 (after giving effect to the Reverse Stock Split described below). Also, pursuant to the SPA, Messrs. Fernandez and Barreto were nominated for election to Progressive Care’s Board of Directors.

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

Simultaneous with the closing of the Unit Purchase on May 9, 2023, Progressive Care entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by Progressive Care in the original face amount of approximately $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share. NextPlat received 570,599 shares issued upon conversion of the Note. In addition, NextPlat received a warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and are immediately exercisable at $2.20 per share of Common Stock.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following summarizes the Company’s consolidated balance sheet description equity method investment as follows as of December 31, 2023 (in thousands):

Carrying Amount
December 31, 2022, beginning balance	$5,261
Investment in Progressive Care Inc. and Subsidiaries	1,506
Gain on equity method investment	11,352
Portion of loss from Progressive Care, Inc. and Subsidiaries	(1,604)
Depreciation expense due to cost basis difference (1)	(49)
Interest earned from convertible note receivable	21
Interest earned from amortization of premium on convertible note receivable	199
Elimination of intercompany interest earned	(7)
Change in accounting method as of July 1, 2023	(16,679)
December 31, 2023, carrying amount	$-

The following summarizes the Company’s consolidated statements of operations and comprehensive loss description equity in net loss of affiliate for the year ended December 31, 2023 as follows (in thousands):

For the Year Ended December 31, 2023
Portion of loss from Progressive Care, Inc. and Subsidiaries	$(1,604)
Depreciation expense due to cost basis difference (1)	(49)
Interest earned from convertible note receivable	21
Interest earned from amortization of premium on convertible note receivable	199
Elimination of intercompany interest earned	(7)
Equity in net loss of affiliate	$(1,440)

(1)	NextPlat records depreciation expense on its estimated cost basis difference which is subject to change

Note 16. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$12,142	$1,200
Accrued wages and payroll liabilities	200	23
Accrued PBM fees	571	-
Customer deposits payable	76	86
Accrued legal fees	-	85
Pre-merger accrued other liabilities	-	88
Accrued other liabilities	187	41
Total	$13,176	$1,523

The increase in accounts payable and accrued expenses was attributable to the consolidation of Progressive Care at July 1, 2023.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17. Notes Payable

Notes payable consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
A. Mortgage note payable - commercial bank - collateralized	$1,140	$-
B. Note payable - uncollateralized	25	-
C. Notes payable - collateralized	255	216
Insurance premiums financing	103	-
Subtotal	1,523	216
Less: current portion of notes payable	(312)	(60)
Long-term portion of notes payable	$1,211	$156

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

(B) Note Payable – Uncollateralized

As of  December 31, 2023 the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP: USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) was made 13 month(s) after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government. The proceeds from the Debenture were used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. The balance outstanding as of  December 31, 2023 on the note payable was approximately $165,000.

In April 2021, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of  December 31, 2023 on the note payable was approximately $6,000.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $71,000 as of  December 31, 2023.

In September 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $10,000 as of  December 31, 2023.

Principal outstanding as of  December 31, 2023, is expected to be repayable as follows (in thousands):

Year	Amount
2024	$312
2025	215
2026	119
2027	124
2028	753
Thereafter	—
Total	$1,523

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18. Equity

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. No preferred stock was outstanding for any year presented.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of  December 31, 2023 and 2022, 18,724,596 and 14,402,025 shares, respectively, were issued and outstanding.

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

December 2022 Private Placement of Common Stock (“ December Offering”)

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

January 2022 Private Placement of Common Stock (“ January Offering”)

On January 2, 2022, the Company finalized and closed a securities purchase agreement (the “Purchase Agreement”) in connection with the sale in a private placement by the Company of 2,229,950 shares of the Company’s common stock The purchase price for the common stock sold in the offering was $3.24 per share.

The Company received gross proceeds from the sale of the common stock of $7,225,038. Legal and registration fees amounted to $220,000, resulting in net proceeds of approximately $7.0 million. Prior to the private placement close, proceeds of approximately $1.4 million, were received and recorded as a stock subscription payable, for the year ended December 31, 2022. The Company intended to use the proceeds from the offering for general corporate purposes, including potential acquisitions and joint ventures. Approximately 73% of funds raised were secured from existing shareholders and from the members of the Company’s senior management and Board of Directors.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19. Warrants

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

As of December 31, 2023 and 2022, there were 144,000 and 144,000 Underwriter Warrants issued and outstanding, respectively.

Placement Agent Warrants

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

As of December 31, 2023 and 2022, there were 549,051 and 549,051 Placement Agent Warrants issued and outstanding, respectively.

Stock Based Compensation Warrants

For the year ended December 31, 2023, the Company granted warrants as stock based compensations valued at approximately $1.60 per warrant, using a Black-Scholes option pricing model with the following assumptions: stock price of $1.60 per share (based on closing price of the Company’s common stock on the date of grant), volatility of 507%, expected term of 3 years and a risk free interest rate of 4.47%. As of December 31, 2023 and 2022, there were 20,000 and 0 Stock Based Compensation Warrants issued and outstanding, respectively.

A summary of the status of the Company’s total outstanding warrants and changes during the year ended December 31, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2022	2,530,092	$5.00	4.42
Granted	5,124,480	1.75	3.05
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at December 31, 2022	7,654,572	$2.83	3.15

Balance at January 1, 2023	7,654,572	$2.83	3.15
Granted	20,000	1.65	3.00
Exercised	(105,000)	1.75	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding and exercisable at December 31, 2023	7,569,572	$2.85	2.15

As of December 31, 2023, and December 31, 2022, there were 7,569,572 and 7,654,572 warrants outstanding, respectively.

As of December 31, 2022, the Company had registered warrants of 2,386,092 of the 7,654,572 warrants issued and outstanding.

As of December 31, 2023, the Company had registered warrants of 2,386,092 of the 7,569,572 warrants issued and outstanding.

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20. Stock-Based compensation

For the years ended December 31, 2023 and 2022, stock-based compensation expense recognized in SG&A expenses was approximately $5.4 million and $3.0 million, respectively.

Stock Award Plans

The Company maintains stock incentive plans to attract, motivate and retain management, key employees, directors, and consultants. These plans provide for discretionary awards of, among others, stock options, stock awards, stock unit awards, and stock appreciation rights to participants (collectively, share-based awards).

Restricted Stock Awards

The following table summarizes our restricted stock awards activity:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	867,500	$4.20
Granted	136,000	2.72
Vested	(543,500)	3.78
Forfeited	-	-
Outstanding as of December 31, 2022	460,000	4.32
Granted	559,000	1.65
Vested	(794,000)	2.42
Forfeited	-	-
Outstanding as of December 31, 2023	225,000	$4.33

As of December 31, 2022, there was approximately $2.3 million of net unrecognized compensation cost related to unvested stock-based compensation to be recognized over the remaining weighted average period of 1.40 years.

As of December 31, 2023, there was approximately $1.1 million of net unrecognized compensation cost related to unvested stock-based compensation to be recognized over the remaining weighted average period of 1.58 years.

Stock Options

Stock options outstanding at December 31, 2023 and 2022, as disclosed in the below table, have approximately ($4.4 million) and ($6.1 million) of intrinsic value, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the years ended December 31, 2023 and 2022, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2022	2,179,892	$4.54	$2.44	5.93
Granted	190,000	$1.92	$1.43	6.85
Exercised	-	$-	$-	-
Cancelled	(250,000)	$5.35	$-	-
Expired	(191)	$-	$-	-
Balance outstanding at December 31, 2022	2,119,701	$4.16	$2.25	5.23

Options exercisable at December 31, 2022	1,259,701	$3.51	$1.68	6.25

Balance at January 1, 2023	2,119,701	$4.16	$2.25	5.23
Granted	395,000	$2.37	$2.37	4.06
Exercised	-	$-	$-	-
Cancelled	(266,284)	$5.88	$-	-
Expired	(3,084)	$-	$-	-
Balance outstanding at December 31, 2023	2,245,333	$3.63	$2.88	4.26

Options exercisable at December 31, 2023	1,771,997	$3.31	$2.86	4.63

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

For the year ended   December 31, 2023, the Company granted 395,000 stock options valued at approximately $1.98-$2.64 per option, using a Black-Scholes option pricing model with the following assumptions: stock price of $1.98-$2.64 per share (based on closing price of the Company’s common stock on the date of grant), volatility of 502%-504%, expected term of 2-5 years, and a risk free interest rate of 3.31%-3.71%.

As of  December 31, 2022, there was approximately $1.4 million of net unrecognized compensation cost related to unvested stock options to be recognized over the remaining weighted average period of  3.73 years.

As of December 31, 2023, there was approximately $1.4 million of net unrecognized compensation cost related to unvested stock options to be recognized over the remaining weighted average period of 2.88 years.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21. Income Taxes

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

The components of earnings before income taxes for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Net loss after loss in equity method investment and before income taxes:
Domestic	$(12,672)	$(9,436)
Foreign	293	362
	$(12,379)	$(9,074)

Income tax provision (benefit) consists of the following for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022
Income tax (benefit) provision:
Current
Federal	$(11)	$-
State	-	-
Foreign	39	87
Total current	28	87
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total income tax (benefit) provision	$28	$87

The Company’s wholly owned subsidiary, GTC, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Its estimated tax liability for December 31, 2023 and 2022 is approximately $60,000 and $87,000, respectively.

Progressive Care's estimated tax liability for December 31, 2023 is approximately $0.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022

Federal income tax (benefit) provision at statutory rate	$(2,655)	$(1,984)
State tax expense net of federal tax benefit	-	(411)
State tax expense federal impact	-	45
Provision true-up adjustments	(488)	-
State rate change adjustment	-	(214)
Foreign taxes at rate different than US Taxes	60	87
Net operating loss deduction	(310)	-
Permanent differences	(22)	-
Other true-ups	99	106
Change in valuation allowance	3,344	2,458
Income tax (benefit) provision	$28	$87

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforward	$8,016	$3,658
Property plant and equipment and intangibles asset	327	130
Equity method investment loss	806	441
Other tax carry-overs	613	-
Reserves and allowances	85	-
Stock-based compensation	3,861	1,949
Total deferred tax assets	$13,708	$6,178

Deferred tax liabilities:
Book basis of intangible assets in excess of tax basis	$3,650	$-
Total deferred tax liabilities	$3,650	$-

Net deferred tax asset before valuation allowance	$10,058	$6,178
Less: valuation allowance	(10,058)	(6,178)
Net deferred tax asset	$-	$-

Nextplat Corp's net operating loss carryforward increased from approximately $14.8 million at  December 31, 2022 to $17.8 million at December 31, 2023. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2023 and 2022, due to the uncertainty of realizing the deferred income tax assets. The change in the valuation allowance for 2023 was approximately $2.2 million. Out of the approximately $17.8 million net operating losses carry forward, approximately $2.9 million will begin to expire in 2036 and approximately $14.9 million will have an indefinite life.

Progressive Care's net operating loss carryforward decreased from approximately $14.4 million at December 31, 2022 to $14.1 million at December 31, 2023. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2023 and 2022, due to the uncertainty of realizing the deferred income tax assets. The change in the valuation allowance for 2023 was an increase of approximately $1.7 million, exclusive of the approximate $4.0 million reversal of the valuation allowance attributable to the business combination. Out of the approximately $13.8 million net operating losses carry forward, approximately $2.8 million will begin to expire in 2032 and approximately $11.0 million will have an indefinite life.

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns for 2020 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple states and foreign jurisdictions. Generally, foreign income tax returns after 2019 remain open to examination. No income tax returns are currently under examination. As of December 31, 2023 and 2022, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2023 and 2022, there were no penalties or interest recorded in income tax expense.

Note 22. Leases

The Company has entered into a number of lease arrangements under which the Company is the lessee. These leases are classified as operating leases. In addition, the Company has elected the short-term lease practical expedient in ASC Topic 842 related to real estate leases with terms of one year. The following is a summary of the Company’s lease arrangements.

Finance Lease Agreements

In May 2018, Progressive Care entered into a finance lease obligation to purchase pharmacy equipment with a cost of approximately $115,000. The terms of the lease agreement require monthly payments of approximately $1,700 plus applicable tax over 84 months ending March 2025 including interest at the rate of 6%.

In December 2020, Progressive Care entered into an interest-free finance lease obligation to purchase computer servers with a cost of approximately $51,000. The terms of the lease agreement require monthly payments of approximately $1,400 plus applicable tax over 36 months ending November 2023.

Operating Lease Agreements

On December 2, 2021, Nextplat entered into a 62-month lease for 4,141 square feet of office space in Florida ("Florida lease"), for approximately $186,000 annually. The rent increases 3% annually. The lease commenced upon occupancy on June 13, 2022, and will expire on August 31, 2027. The Florida lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

For our facilities in Poole, England, we rent office and warehouse space of approximately 2,660 square feet for £30,000 annually or approximately USD $37,100, based on a yearly average exchange rate of 1.24 GBP: USD. The Poole lease was renewed on October 6, 2022, and expired October 31, 2023 and renewed for an additional twelve months.

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

During June 2023 Nextplat entered into a 36-months lease to lease twenty-five (25) hours in a Phenom 300 aircraft, for approximately $200,650 annually. The rent increases 3% annually. The lease commenced on June 7, 2023, and will expire on June 6, 2026.

Variable expenses generally represent the Company’s share of the landlord’s operating expenses.

Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of   December 31, 2023 and 2022, we have not recognized any impairment losses for our ROU assets.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recognized lease costs associated with all leases as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Operating lease cost:
Fixed rent expense	$427	$101
Variable rent expense	111	-
Finance lease cost:
Amortization of right-of-use assets	15	-
Interest expense	1	-
Total Lease Costs	$554	$101

Supplemental cash flow information related to leases was as follows (in thousand):

	For the Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$464	$101
Financing cash flows from finance leases	15	-
Total cash paid for lease liabilities	$479	$101

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets, net	$1,566	$855

Operating lease liabilities:
Current portion	532	209
Long-term portion	929	650
	$1,461	$859

Weighted average remaining lease term (years)	2.96	5.50
Weighted average discount rate	4.65%	3.75%

Finance leases:
Finance lease right-of-use assets, net	22	$-

Finance lease liabilities:
Current portion	18	-
Long-term portion	5	-
	$23	$-

Weighted average remaining lease term (years)	1.25	-
Weighted average discount rate	6.00%	-

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum lease payments are as follows (in thousands):

Years Ending December 31,	Finance Lease	Operating Lease	Total Future Lease Commitments
2024	$19	$582	$601
2025	5	580	585
2026	-	262	262
2027	-	121	121
Total lease payments to be paid	24	1,545	1,569
Less: future interest expense	(1)	(84)	(85)
Lease liabilities	23	1,461	1,484
Less: current maturities	(18)	(532)	(550)
Long-term portion of lease liabilities	$5	$929	$934

Note 23.  Reportable Segments

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

The following tables present a summary of the reportable segments (in thousands):

For the Twelve Months Ended December 31, 2023	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$-	$21,412	$-	$21,412
e-Commerce revenue	10,977	-	-	10,977
Pharmacy 340B contract revenue	-	5,367	-	5,367
Revenues, net	$10,977	$26,779	$-	$37,756

Expenses:
Cost of revenue	8,122	18,323	-	26,445
Selling, general and administrative	6,633	3,277	-	9,910
Salaries, wages and payroll taxes	2,670	3,973	-	6,643
Goodwill impairment	-	13,895	-	13,895
Professional fees	1,595	506	(120)	1,981
Depreciation and amortization	647	1,463	-	2,110
Total expenses	19,667	41,437	(120)	60,984
Loss before other (income) expense	$(8,690)	$(14,658)	$120	$(23,228)

For the Twelve Months Ended December 31, 2022	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$-	$-	$-	$-
e-Commerce revenue	11,710	-	-	11,710
Pharmacy 340B contract revenue	-	-	-	-
Revenues, net	$11,710	$-	$-	$11,710

Expenses:
Cost of revenue	9,221	-	-	9,221
Selling, general and administrative	5,085	-	-	5,085
Salaries, wages and payroll taxes	2,565	-	-	2,565
Professional fees	1,552	-	-	1,552
Depreciation and amortization	490	-	-	490
Total expenses	18,913	-	-	18,913
Loss before other (income) expense	$(7,203)	$-	$-	$(7,203)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Total assets as of December 31, 2023	$40,764	$40,384	$(16,679)	$64,469

Total assets as of December 31, 2022	$28,644	$-	$-	$28,644

Capital expenditures for the year ended December 31, 2023 were approximately  $109,000 for e-Commerce Operations and $538,000 for Healthcare Operations.

Note 24. Commitments and Contingencies

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

A jury trial is set to occur during the trial court's two-week trial calendar, starting August 21, 2024.

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

Note 25. Related Party Transactions

As of December 31, 2023, the accounts payable due to related party includes amounts due to David Phipps. Total related party payments due as of December 31, 2023 and  December 31, 2022 are $8,000 and $720 respectively. Those related party payables are non-interest bearing and due on demand.

The Company uses an American Express account for Orbital Satcom Corp and an American Express account for GTC, both in the name of David Phipps who personally guarantees the balance owed.

For the year ended December 31, 2023 and 2022, the Company employed two individuals related to Mr. Phipps with gross wages totaling approximately $78,000 and $56,000, respectively.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Investor	Position held at NextPlat	Shares of Common Stock Purchased	Aggregate Purchase Price
Charles M. Fernandez	Executive Chairman and Chief Executive Officer	679,013	$2,200,002
David Phipps	Director and President of Orbsat. Chief Executive Officer of Global Operations	46,297	$150,002
Douglas Ellenoff	Vice Chairman and Chief Business Development Strategist	46,297	$150,002
Shares are deemed to be indirectly beneficially owned through Sabrina Allan, Mr. Ellenoff’s wife.
Mr. Ellenoff has the power to vote and dispose of the shares.
Louis Cusimano	Director	15,433	$50,003
Paul R. Thomson	Senior Vice President – Mergers, Acquisitions and Special Projects	15,433	$50,003

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

On February 1, 2023, the Company entered into a Management Services Agreement with Progressive Care Inc. (“Progressive Care”) to provide certain management and administrative services to Progressive Care for a $25,000 per month fee. During May 2023 the management fee was reduced to $20,000 per month. During the twelve months ended December 31, 2023 , the Company received $235,000 from Progressive Care as management fees. The management fees in the amount of $120,000 for the six months ended December 31, 2023 are eliminated as a result of the Progressive Care consolidation as of July 1, 2023.

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

On  July 1, 2023, the Company, Charles M. Fernandez, and Rodney Barreto exercised common stock purchase warrants and were issued common stock shares by Progressive Care (the "RXMD Warrants"). The Company exercised common stock purchase warrants on a cashless basis and was issued 402,269 common stock shares. The Company also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 common stock shares. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 common stock shares. After the exercise of the RXMD Warrants, NextPlat and Messrs. Fernandez and Barreto collectively owned approximately 53% of Progressive Care’s voting common stock.

Also, on July 1, 2023, NextPlat and Messrs. Fernandez and Barreto, entered into a voting agreement whereby at any annual or special shareholders meeting of Progressive Care’s stockholders, and whenever the holders of Progressive Care’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of the shares of Progressive Care common stock (including any new shares acquired after the date of the voting agreement or acquired through the conversion of securities convertible into Progressive Care common stock) that they own, directly or indirectly, in the same manner that NextPlat votes its shares of Progressive Care common stock. The voting agreement is irrevocable and perpetual in term.

Next Borough Capital Fund, LP. On July 7, 2023, the Company entered into an unsecured promissory note agreement with Next Borough Capital Management, LLC (“the Borrower”), whereby the Company loaned $250,000 to the Borrower.  The note bears interest at an annual rate of 7%.  The outstanding principal balance of the note plus all accrued unpaid interest is due and payable on July 7, 2024, the Maturity Date. Each of the Company, Charles M. Fernandez, Robert D. Keyser, Jr., eAperion Partners, LLC and a revocable trust of Rodney Barreto are members of the Borrower.  The balance outstanding on the note as of  December 31, 2023 was approximately $256,000. The note is recorded in Notes Receivable Due From Related Party on the Balance Sheets.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 26. Concentrations

e-Commerce operations concentrations:

Customers:

Amazon accounted for 51.6% and 54.3% of the Company’s revenues during the years ended December 31, 2023 and 2022, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022

Garmin	$1,921	22.4%	$1,821	20.9%
Globalstar Europe	$958	11.2%	$635	7.3%
Network Innovations	$935	10.7%	$980	11.2%
Iridium Satellite	$913	10.9%	$-	-%
Satcom Global	$761	8.9%	$744	8.5%

Geographic:

The following table sets forth revenue as to each geographic location, for the years ended December 31, 2023 and 2022(in thousands):

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022

Europe	$6,687	60.9%	$8,617	73.7%
North America	2,575	23.4%	2,152	18.3%
South America	62	0.6%	45	0.4%
Asia and Pacific	1,510	13.8%	760	6.5%
Africa	143	1.3%	136	1.1%
	$10,977	100.0%	$11,710	100.0%

Healthcare operations concentrations:

Suppliers:

      Progressive Care had significant concentrations with one vendor. The purchases from this significant vendor were approximately 99.0% of total vendor purchases for the six months ended December 31, 2023.

Customers:

Progressive Care s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Progressive Care generated reimbursements from three significant PBMs for the six months ended December 31, 2023:

2023
A	31%
B	29%
C	14%

Note 27. Subsequent Events

On March 25, 2024, the Company entered into a Stock Purchase Agreement with James T. McKinley to purchase all of the issued and outstanding shares of common stock of Outfitter Satellite, Inc., a Tennessee corporation ("Outfitter"), for aggregate consideration of $760,000 subject to adjustment (the "Outfitter Acquisition"). The closing of the Outfitter Acquisition occurred on  April 1, 2024. Outfitter provides consumers, commercial and government customers, with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.