Form 10-Q
period 2024-03-31
NextPlat Corp
filed 2024-05-15
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 10, 2024
Common Stock, $0.0001 par value	18,773,146

FORM 10-Q

INDEX

i

Part I Financial Information

Item 1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements of NextPlat Corp, (“NextPlat,” the “Company,” “we,” or “our”), for the three months ended March 31, 2024 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$23,526	$26,307
Accounts receivable, net	12,928	8,923
Receivables - other, net	2,068	1,846
Inventory, net	5,610	5,135
Unbilled revenue	185	189
VAT receivable	357	342
Prepaid expenses	404	640
Notes receivable due from related party	260	256
Total Current Assets	45,338	43,638

Property and equipment, net	3,846	3,989

Goodwill	731	731
Intangible assets, net	13,725	14,423
Operating right of use assets, net	1,303	1,566
Finance right-of-use assets, net	18	22
Deposits	39	39
Prepaid expenses, net of current portion	61	61
Total Other Assets	15,877	16,842
Total Assets	$65,061	$64,469

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$14,893	$13,176
Contract liabilities	140	42
Notes payable	233	312
Due to related party	42	18
Operating lease liabilities	532	532
Finance lease liabilities	20	18
Income taxes payable	90	139
Total Current Liabilities	15,950	14,237

Long Term Liabilities:
Notes payable, net of current portion	1,165	1,211
Operating lease liabilities, net of current portion	853	929
Finance lease liabilities, net of current portion	-	5
Total Liabilities	17,968	16,382

Commitments and Contingencies	-	-

Equity
Preferred stock ($0.0001 par value; 3,333,333 shares authorized)	-	-
Common stock ($0.0001 par value; 50,000,000 shares authorized, 18,724,596 and 18,724,596 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	2	2
Additional paid-in capital	67,717	67,170
Accumulated deficit	(36,406)	(34,925)
Accumulated other comprehensive loss	(90)	(63)
Equity attributable to NextPlat Corp stockholders	31,223	32,184
Equity attributable to non-controlling interests	15,870	15,903
Total Equity	47,093	48,087

Total Liabilities and Equity	$65,061	$64,469

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)

Sales of products, net	$14,120	$2,876
Revenues from services	3,373	-
Revenue, net	17,493	2,876

Cost of products	12,620	2,255
Cost of services	63	-
Cost of revenue	12,683	2,255

Gross profit	4,810	621

Operating expenses:
Selling, general and administrative	2,005	788
Salaries, wages and payroll taxes	2,624	588
Impairment loss	132	-
Professional fees	985	321
Depreciation and amortization	906	162
Total operating expenses	6,652	1,859

Loss before other (income) expense	(1,842)	(1,238)

Other (income) expense:
Interest expense	21	5
Interest earned	(215)	(10)
Other income	-	(50)
Foreign currency exchange rate variance	26	(28)
Total other income	(168)	(83)

Loss before income taxes and equity in net loss of affiliate	(1,674)	(1,155)

Income taxes	(27)	-
Loss before equity in net loss of affiliate	(1,701)	(1,155)

Equity in net loss of affiliate	-	(32)
Net loss	(1,701)	(1,187)

Net loss attributable to non-controlling interest	220	-
Net loss attributable to NextPlat Corp	$(1,481)	$(1,187)

Comprehensive income (loss):
Net loss	$(1,701)	$(1,187)
Foreign currency loss	(27)	(23)
Comprehensive loss	$(1,728)	$(1,210)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,481)	$(1,187)
Weighted number of common shares outstanding – basic and diluted	18,725	14,415

Loss per share - basic and diluted	$(0.08)	$(0.08)

See the accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

For the Three Months Ended March 31, 2024

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity NextPlat Corp	Interests	Equity
Balance, December 31, 2023	18,725	$2	$67,170	$(34,925)	$(63)	$32,184	$15,903	$48,087
Stock-based compensation in connection with options granted	-	-	160	-	-	160	-	160
Stock-based compensation in connection with restricted stock awards	-	-	387	-	-	387	65	452
Capital contribution of non-controlling interests	-	-	-	-	-	-	122	122
Comprehensive loss	-	-	-	-	(27)	(27)	-	(27)
Net Loss	-	-	-	(1,481)	-	(1,481)	(220)	(1,701)
Balance, March 31, 2024	18,725	$2	$67,717	$(36,406)	$(90)	$31,223	$15,870	$47,093

For the Three Months Ended March 31, 2023

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity NextPlat Corp	Interests	Equity
Balance, December 31, 2022	14,402	1	$56,963.00	$(31,147)	$(41)	$25,776	$-	$25,776
Issuance of common related to restricted stock award	39	-	61	-	-	61	-	61
Comprehensive loss	-	-	-	-	(23)	(23)	-	(23)
Net loss	-	-	-	(1,187)	-	(1,187)	-	(1,187)
Balance, March 31, 2023	14,441	$1	$57,024	$(32,334)	$(64)	$24,627	$-	$24,627

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(In thousands)

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,701)	$(1,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	203	155
Change in provision for doubtful accounts	2	-
Amortization of intangible assets	698	6
Amortization of right-of-use assets - operating leases	129	49
Amortization of right-of-use assets - finance leases	5	-
Equity in net loss of affiliate	-	32
Stock-based compensation	612	243
Impairment loss	132	-
Gain on sale or disposal of property and equipment	(1)	-
Change in operating assets and liabilities:
Accounts receivable	(4,230)	(572)
Inventory	(475)	(877)
Unbilled revenue	4	142
Prepaid expense	236	(32)
Notes receivable	(4)	-
VAT receivable	(15)	(76)
Accounts payable and accrued expenses	1,745	94
Operating lease liabilities	(74)	(43)
Income taxes payable	(49)	2
Contract liabilities	98	(3)
Net cash used in operating activities	(2,685)	(2,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64)	(69)
Proceeds from sale or disposal of property and equipment	1	-
Net cash used in investing activities	(63)	(69)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	23	(2)
Capital contribution	122	-
Payments on finance lease liabilities	(5)	-
Repayments of notes payable	(141)	(11)
Net cash used in financing activities	(1)	(13)

Effect of exchange rate on cash	(32)	(23)

Net decrease in cash	(2,781)	(2,172)
Cash beginning of period	26,307	18,891
Cash end of period	$23,526	$16,719

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$170	$4
Income tax	$74	$-

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

Florida Sunshine Brands, LLC:

Florida Sunshine Brands, LLC (“Florida Sunshine”) is a Florida limited liability company and incorporated December 6, 2023. Florida Sunshine operates under an operating agreement between Nextplat, with a 51% ownership, and Outer Brands FS, LLC, with a 49% ownership.  Florida Sunshine's main objective is to source and sell vitamins and nutritional supplements.

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2023 Form 10-K, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of comprehensive loss, statements of stockholders’ equity and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in the business combination with Progressive Care. common stock and options issued for services, net realizable value of accounts receivables and other receivables, the useful lives of property and equipment and intangible assets, the estimate of the fair value of the lease liability and related right of use assets, pharmacy benefit manager ("PBM") fee estimates, and the estimates of the valuation allowance on deferred tax assets.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies for the three months ended  March 31, 2024.

Cash

The Company places its cash with high credit quality financial institutions. The Company’s account at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, approximately $1.0 million, are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

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

The relevant translation rates are as follows: for the three months ended March 31, 2024, closing rate at $1.28 US$: GBP, quarterly average rate at $1.27 US$: GBP, for the three months ended March 31, 2023, closing rate at $1.23 US$: GBP, quarterly average rate at $1.22 US$: GBP, for the year ended  December 31, 2023 closing rate at 1.27 US$: GBP, yearly average rate at 1.24 US$: GBP.

Unearned Revenue

Contract liabilities are shown separately in the condensed consolidated balance sheets as current liabilities. At March 31, 2024 and December 31, 2023, we had contract liabilities of approximately $140,000 and $42,000, respectively.

Direct and Indirect Remuneration (“DIR”) Fees

Progressive Care reports DIR fees as a reduction of revenue on the accompanying Consolidated Statements of Operations. DIR fees are fees charged by PBMs to pharmacies for network participation as well as periodic reimbursement reconciliations. The Company accrues an estimate of PBM fees, including DIR fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of prescription revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known. Through December 31, 2023, for some PBMs, DIR fees were charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge the Company for these fees as reductions of reimbursements paid to the Company two to three months after the end of the trimester (e.g., DIR fees for January – April 20xx claims were clawback by these PBMs in July – August 20xx). As of December 31, 2023, DIR fees that were not collected at the time of claim settlement, the Company recorded an accrued liability for estimated DIR fees that are expected to be collected by the PBMs by the end of the second quarter of 2024. The estimated liability for these fees is highly subjective and the actual amount collected may differ from the accrued liability. The uncertainty of management’s estimates is due to inadequate disclosure to the Company by the PBMs as to exactly how these fees are calculated either at the time the DIR fees are actually assessed and reported to the Company. The detail level of the disclosure of assessed DIR fees varies based on the information provided by the PBM. Effective January 1, 2024, all PBMs began charging DIR fees at the time of the settlement of a pharmacy claim.

Recent Accounting Pronouncements

Accounting Pronouncements Issued but not yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 is required to be adopted for annual periods beginning after December 15, 2023, and interim period within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the standard in its interim reporting beginning with Q1-2025, and the Company will adopt the standard in its annual reporting for the year ending December 31, 2024. The Company expects that the adoption of the standard will not have a material impact on our consolidated financial statements but will enhance our current disclosures.

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to be relevant or have a material impact on the condensed consolidated financial statements upon adoption.

Subsequent Events

The Company has evaluated subsequent events through May [ ], 2024, the date the condensed consolidated financial statements were available to be issued. See Note 21 for subsequent events that require disclosure in the condensed consolidated financial statements.

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

        The following table disaggregates net revenues by categories (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$11,324	$-
e-Commerce revenue	2,865	2,876
Sub total	14,189	2,876
Revenues from services:
Pharmacy 340B contract revenue	3,304	-

Revenues, net	$17,493	$2,876

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Loss per Share

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

The components of basic and diluted EPS were as follows (in thousands, except per share data).

	Three Months Ended March 31,
	2024	2023
Net loss attributable to NextPlat Corp common shareholders	$(1,481)	$(1,187)

Basic weighted average common shares outstanding	18,725	14,415
Potentially dilutive common shares	-	-

Diluted weighted average common shares outstanding	18,725	14,415

Weighted average loss per common share - basic and diluted	$(0.08)	$(0.08)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Stock options	105	100
	105	100

Note 7. Accounts Receivable

              At March 31, 2024 and December 31, 2023, accounts receivable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Gross accounts receivable – trade	$13,202	$9,195
Less: allowance for doubtful accounts	(274)	(272)
Accounts receivable – trade, net	$12,928	$8,923

The Company increased the allowance for credit losses in the amount of approximately $2,000 and $0 for the three months ended March 31, 2024 and 2023, respectively.

Accounts receivable – trade, net for the Company as of January 1, 2023 and  March 31, 2023 were approximately $0.4 million and $1.0 million, respectively.

Note 8. Inventory

At March 31, 2024 and December 31, 2023, inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Finished goods	$5,670	$5,195
Less reserve for obsolete inventory	(60)	(60)
Total	$5,610	$5,135

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. VAT Receivable

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result of the UK’s departure from the EU. As of March 31, 2024 and December 31, 2023, the Company recorded a receivable in the amount of approximately $357,000 and $342,000, respectively, for amounts available to reclaim against the tax liability from UK and EU countries.

Note 10. Prepaid Expenses

Prepaid expenses current and long term amounted to approximately $404,000 and $61,000, respectively at March 31, 2024, as compared to $640,000 and $61,000, respectively at December 31, 2023. Prepaid expenses include prepayments in cash for accounting fees, public company expenses, insurance, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

Note 11. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Building	$2,116	$2,116
Vehicles	585	595
Office furniture and fixtures	543	527
Land	184	184
Leasehold improvements	167	124
Computer equipment	117	117
Rental equipment	63	60
Appliques	2,160	2,160
Website development	611	587
Construction in progress	-	22
Property and equipment gross	6,546	6,492
Less: accumulated depreciation	(2,700)	(2,503)
Property and equipment, net	$3,846	$3,989

Depreciation expense was approximately $203,000 and $155,000 for the three months ended March 31, 2024 and 2023, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2024
	(Unaudited)
	Gross amount	Accumulated amortization	Net Amount
Pharmacy records	$8,130	$(1,219)	$6,911
Trade names	4,700	(353)	4,347
Developed technology	2,880	(432)	2,448
Customer Contracts	250	(231)	19
Total intangible assets	$15,960	$(2,235)	$13,725

	December 31, 2023
	(Audited)
	Gross amount	Accumulated amortization	Net Amount
Pharmacy records	$8,130	$(807)	$7,323
Trade names	4,700	(224)	4,476
Developed technology	2,880	(281)	2,599
Customer Contracts	250	(225)	25
Total intangible assets	$15,960	$(1,537)	$14,423

Amortization of customer contracts is included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). For the three months ended March 31, 2024 and 2023, the Company recognized amortization expense of approximately $0.7 million and $0.01 million, respectively. Future amortization of intangible assets is as follows:

Year	Amount
2024 (remaining nine months)	$2,023
2025	2,672
2026	2,672
2027	2,672
2028	1,571
Thereafter	2,115
Total	$13,725

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Accounts payable	$13,978	$12,142
Accrued wages and payroll liabilities	378	200
Accrued PBM fees	366	571
Customer deposits payable	54	76
Accrued other liabilities	117	187
Total	$14,893	$13,176

Note 14. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
A. Mortgage note payable - commercial bank - collateralized	$1,118	$1,140
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	229	255
Insurance premiums financing	26	103
Subtotal	1,398	1,523
Less: current portion of notes payable	(233)	(312)
Long-term portion of notes payable	$1,165	$1,211

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

(B) Note Payable – Uncollateralized

As of March 31, 2024 the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

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

In April 2021, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of  March 31, 2024 and  December 31, 2023 on the note payable was approximately $5,000 and $6,500, respectively.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $70,000 and $74,000 as of  March 31, 2024 and December 31, 2023, respectively.

In September 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $7,000 and $10,000 as of  March 31, 2024 and December 31, 2023, respectively.

Principal outstanding as of  March 31, 2024, is expected to be repayable as follows (in thousands):

Year	Amount
2024 (remaining nine months)	$187
2025	215
2026	119
2027	124
2028	753
Thereafter	-
Total	$1,398

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15. Equity

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. No preferred stock was outstanding for any year presented. As of March 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of March 31, 2024, 18,724,596 shares of common stock were issued and outstanding.

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

For the three months ended March 31, 2024 and 2023, stock-based compensation expense recognized in selling, general and administrative expenses was approximately $0.6 million and $0.2 million, respectively. There were no income tax benefits recognized from stock-based compensation during the three months ended March 31, 2024 and 2023 due to cumulative losses and valuation allowances.

Note 16. Related Party Transactions

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

On February 1, 2023, the Company entered into a Management Services Agreement with Progressive Care Inc. (“Progressive Care”) to provide certain management and administrative services to Progressive Care for a $25,000 per month fee. During May 2023 the management fee was reduced to $20,000 per month. During the three months ended March 31, 2023, the Company received approximately $50,000 from Progressive Care as management fees. The management fees in the amount of approximately $60,000 for the three months ended March 31, 2024 are eliminated as a result of the Progressive Care consolidation as of July 1, 2023.

On May 5, 2023, the Company entered into an Securities Purchase Agreement ("SPA") with Progressive Care Inc., pursuant to which the Company agreed to purchase 455,000 newly issued Units of securities from Progressive Care at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, Common Stock and one common stock purchase warrant to purchase a share of Common Stock (the “PIPE Warrants”)

On May 9, 2023, pursuant to the Debt Conversion Agreement ("DCA"), the Company received 570,599 shares, Charles M. Fernandez received 228,240 shares, and Rodney Barreto received 228,240 shares. To induce the approval of the debt conversion pursuant to the DCA, Messrs. Fernandez and Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. In addition, the Company and Messrs. Fernandez and Barreto also received a common stock purchase warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note.

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

Next Borough Capital Fund, LP. On July 7, 2023, the Company entered into an unsecured promissory note agreement with Next Borough Capital Management, LLC (“the Borrower”), whereby the Company loaned $250,000 to the Borrower.  The note bears interest at an annual rate of 7%.  The outstanding principal balance of the note plus all accrued unpaid interest is due and payable on July 7, 2024, the Maturity Date. Each of the Company, Charles M. Fernandez, Robert D. Keyser, Jr., eAperion Partners, LLC and a revocable trust of Rodney Barreto are members of the Borrower.  The balance outstanding on the note as of  March 31, 2024 and  December 31, 2023 was approximately $260,000 and $256,000, respectively. The note is recorded in Notes Receivable Due From Related Party on the Balance Sheets.

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

Note 18. Leases

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

Operating Lease Agreements

Right of use ("ROU") assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of March 31, 2024 and December 31, 2023, we have recognized impairment losses for ROU assets of approximately $132,000 and $0, respectively.

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

Progressive Care also leases its Palm Beach County pharmacy locations under operating lease agreements expiring in February 2025.

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

The following tables present a summary of the reportable segments (in thousands):

For the Three Months Ended March 31, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$-	$11,324	$-	$11,324
e-Commerce revenue	2,865	-	-	2,865
Pharmacy 340B contract revenue	-	3,304	-	3,304
Revenues, net	$2,865	$14,628	$-	$17,493

Expenses:
Cost of revenue	2,060	10,623	-	12,683
Selling, general and administrative	1,166	899	(60)	2,005
Salaries, wages and payroll taxes	508	2,116	-	2,624
Impairment loss	-	132	-	132
Professional fees	507	478	-	985
Depreciation and amortization	130	776	-	906
	4,371	15,024	(60)	19,335
Loss before other (income) expense	(1,506)	(396)	60	(1,842)
Other (expense) income	(203)	(25)	(60)	(168)
Loss before income taxes	(1,303)	(371)	-	(1,674)
Income taxes	(27)	-	-	(27)
Net loss	$(1,330)	$(371)	$-	$(1,701)

For the Three Months Ended March 31, 2023	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$-	$-	$-	$-
e-Commerce revenue	2,876	-	-	2,876
Pharmacy 340B contract revenue	-	-	-	-
Revenues, net	$2,876	$-	$-	$2,876

Expenses:
Cost of revenue	2,255	-	-	2,255
Selling, general and administrative	788	-	-	788
Salaries, wages and payroll taxes	588	-	-	588
Professional fees	321	-	-	321
Depreciation and amortization	162	-	-	162
	4,114	-	-	4,114
Loss before other (income) expense	(1,238)	-	-	(1,238)
Other (expense) income	(83)	-	-	(83)
Loss before income taxes	(1,155)	-	-	(1,155)
Income taxes	-	-	-	-
Loss before equity method investment	(1,155)	-	-	(1,155)
Equity in net loss of affiliate	(32)	-	-	(32)
Net loss	$(1,187)	$-	$-	$(1,187)

	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Total assets as of March 31, 2024	$40,342	$41,398	$(16,679)	$65,061

Total assets as of December 31, 2023	$40,764	$40,384	$(16,679)	$64,469

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20. Concentrations

e-Commerce operations concentrations:

Customers:

Sales to customers through Amazon accounted for 39.9% and 57.2% of the Company’s revenues during the three months ended March 31, 2024 and 2023, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2024 and 2023 (in thousands, unaudited).

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023

Globalstar Europe	$213	10.2%	$-	-%
Garmin	$301	14.3%	$594	20.9%
Iridium Satellite	$270	27.2%	$-	-%

Geographic:

The following table sets forth revenue as to each geographic location, for the  (in thousands, unaudited):

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023

Europe	$1,430	49.9%	$2,063	71.7%
North America	523	18.3%	586	20.4%
South America	23	0.8%	9	0.3%
Asia and Pacific	413	14.4%	159	5.5%
Africa	476	16.6%	59	2.1%
	$2,865	100%	$2,876	100%

Healthcare operations concentrations:

Suppliers:

        Progressive Care had significant concentrations with one vendor. The purchases from this significant vendor were 98% of total vendor purchases for the three months ended March 31, 2024.

Customers:

 Progressive Care s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Progressive Care derives a significant portion of sales from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit managers (“PBM”) companies. Prescription reimbursements from our three most significant PBMs were as follows:

Three Months Ended March 31,
2024
A	33%
B	21%
C	16%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 21. Subsequent Events

Acquisition of Outfitter Satellite

On March 25, 2024, the Company entered into a Stock Purchase Agreement with James T. McKinley (“Seller”), pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Outfitter Satellite, Inc. (“Outfitter”) in an all-cash transaction for an aggregate purchase price of $760,000.00, subject to certain adjustments (the “Aggregate Consideration”).

The closing of the transaction occurred on  April 1, 2024

At the closing, $660,000.00 of the Aggregate Consideration was paid to Mr. McKinley with the remaining $100,000.00 to be paid upon delivery of Outfitter’s audited financial statements for the 2022 and 2023 fiscal years.

Outfitter provides consumers, commercial and government customers, with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.

RXMD Merger

On April 12, 2024, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Progressive Care, and Progressive Care LLC, a Nevada limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, The Company, Progressive Care and Merger Sub will enter into a business combination transaction pursuant to which Progressive Care will merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity of the Merger.

On April 9, 2024, Progressive Care entered into lock-up agreements with each of its directors and executive officers: Pamela Roberts, Jervis Bennet Hough, Pedro Rodriguez, Joseph Ziegler, Anthony Armas, and Elizabeth Alcaine (the “Company Lock-Up Agreements”). Additionally, separate lock-up agreements were established between Progressive Care and the following directors and executive officers of NextPlat: David Phipps, Douglas Ellenoff, Robert Bedwell, Hector Delgado, Kendall Carpenter, Louis Cusimano, John E. Miller, and Maria Cristina Fernandez (the “Parent Lock-Up Agreements”). Notably, individuals serving roles in both the Progressive Care and NextPlat, such as Charles M. Fernandez, Cecile Munnik, and Rodney Barreto, were covered by a single lock-up agreement with Progressive Care relating to each of their shares in both Progressive Care and NextPlat (the “Hybrid Lock-Up Agreements”, together with the Company Lock-Up Agreements and Parent Lock-Up Agreements, the "Lock-Up Agreements"). All Lock-Up Agreements prohibit the aforementioned stockholders from selling, transferring, acquiring or purchasing any of the securities of either Progressive Care or NextPlat during the period between the signing of the Merger Agreement and the closing of the Merger. Notwithstanding the Lock-Up Agreements, the directors of Progressive Care will continue to receive any shares of Progressive Care Common Stock payable to such director as compensation pursuant to the terms of his or her director services agreement. There are no family relationships between Maria Cristina Fernandez and Charles M. Fernandez.

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 11, 2024, and our subsequent public filings with the SEC. We encourage you to review Progressive Care Inc. periodic reports filed with the SEC and included in the SEC’s EDGAR database, including our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 11, 2024, and their subsequent public filings with the SEC.

Overview

Business acquisition of Progressive Care Inc.

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

Critical Accounting Policies and Estimates

The significant accounting policies of the Company were described in Note 1. to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023.  There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2023 Form 10-K. The most recently adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 3 in the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)	$ Change	% Change

Revenue, net	$17,493	$2,876	$14,617	508%
Cost of revenue	12,683	2,255	10,428	462%
Gross profit	4,810	621	4,189	675%
Operating expenses	6,652	1,859	4,793	258%
Loss before other (income) expense	(1,842)	(1,238)	(604)	49%
Other income	(168)	(83)	(85)	102%
Loss before income taxes	(1,674)	(1,155)	(519)	45%
Income taxes	(27)	-	(27)	-%
Loss before equity method investment	(1,701)	(1,155)	(546)	47%
Equity in net loss of affiliate	-	(32)	32	(100)%
Net income (loss)	(1,701)	(1,187)	(514)	43%
Net loss attributable to non-controlling interest	220	-	220	-%
Net loss attributable to NextPlat Corp.	$(1,481)	$(1,187)	$(294)	25%

For the three months ended March 31, 2024 and 2023, we recognized overall revenue from operations of approximately $17.5 million and $2.9 million, respectively, an overall increase of approximately $14.6 million for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023. The increase in revenue was primarily attributable to an increase of approximately $14.6 million from the healthcare operations as a result of the Progressive Care acquisition on July 1, 2023.

Gross profit margins increased from approximately 21.6% for the three months ended March 31, 2023, to 27.5% for the three months ended March 31, 2024. The increase in gross profit margins during the first quarter of 2024 compared to the same period in 2023, was primarily attributable to the healthcare operations as a result of the Progressive Care acquisition on July 1, 2023.

Loss before other (income) expense increased by approximately $0.6 million for the three months ended March 31, 2024, when compared to the  three months ended March 31, 2023, as a result of the increase in gross profit of approximately $4.2 million, partially offset by the increase in operating expenses of approximately $4.8 million. See detailed discussion below.

Revenue

Our revenues were as follows (in thousands):

	Three Months Ended March 31,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$11,324	65%	$-	-%	$11,324	100%
e-Commerce revenue	2,865	16%	2,876	100%	(11)	(0)%
Sub total	14,189	81%	2,876	100%	11,313	393%
Revenues from services:
Pharmacy 340B contract revenue	3,304	19%	-	-%	3,304	100%

Revenues, net	$17,493	100%	$2,876	100%	$14,617	508%

Sales for the three months ended March 31, 2024, consisted primarily of e-Commerce sales of satellite phones, tracking devices, accessories, airtime plans, and pharmacy prescription, and 340B contract revenues. For the three months ended March 31, 2024, overall revenues were approximately $17.5 million compared to $2.9 million of revenues for the three months ended March 31, 2023, an increase in of approximately $14.6 million or 508.2%.

Total e-Commerce revenues were approximately $2.9 million for both three months ended March 31, 2024 and 2023.

Total pharmacy prescription and 304B contract revenues were approximately $14.6 million for the three months ended March 31, 2024 as a result of the Progressive Care acquisition on July 1, 2023. The pharmacy filled approximately 134,000 prescriptions for the three months ended March 31, 2024

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses.

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)	$ Change	% Change

Selling, general and administrative	$2,005	$788	$1,217	154%
Salaries, wages and payroll taxes	2,624	588	2,036	346%
Impairment loss	132	-	132	100%
Professional fees	985	321	664	207%
Depreciation and amortization	906	162	744	459%
Operating expenses	$6,652	$1,859	$4,793	258%

Total operating expenses for the three months ended March 31, 2024, were approximately $6.7 million, an increase of approximately $4.8 million on or 257.8%, from total operating expenses for the three months ended March 31, 2023, of approximately $1.9 million. Factors contributing to the increase are described below.

Selling, general and administrative (“SG&A”) expenses were approximately $2.0 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, an increase of approximately $1.2 million or 154.4%. The increase for the three months ended March 31, 2024, was mainly attributable to the increase in stock-based compensation of approximately $0.4 million, other operating expenses as it relates to the e-Commerce operations of approximately $0.4 million, and approximately $0.4 million as it relates to operating expenses of the healthcare operations as a result of the Progressive Care acquisition on July 1, 2023.

Salaries, wages and payroll taxes were approximately $2.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, an increase of approximately $2.0 million or 346.3%. The increase was mainly attributable to the healthcare operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $2.1 million, partially offset by a decrease in e-Commerce salaries and wages of approximately $0.1 million.

Professional fees were approximately $1.0 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, an increase of approximately $664,000 or 206.9%. The increase was mainly attributable to legal and consulting fees as it relates to the healthcare operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $0.4 million, and legal and consulting fees associated with the e-Commerce business of approximately $0.2 million.

Depreciation and amortization expenses were approximately $0.9 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, an increase of approximately $0.7 million or 459.3%. The increase was mainly attributable to depreciation and amortization as it relates to the healthcare operations from the Progressive Care acquisition on July 1, 2023, of approximately $0.7 million.

Total Other Income.

Our total other income increased by approximately $0.1 million for the three months ended March 31, 2024 when compared to same period in 2023, and was mainly due to interest received, which was partially offset by unfavorable impact of fluctuations in foreign exchange rates.

Equity Method Investment.

For the three months ended March 31, 2023, we recorded a net loss in the equity of our affiliate, Progressive Care, of approximately $32,000 which was accounted for as an equity method investment. Effective July 1, 2023, Progressive Care became a consolidated subsidiary of the Company, which resulted in a change in the accounting treatment from equity method to consolidation.

Net Loss.

We recorded net losses of approximately $1.7 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase was a result of the factors described above.

Comprehensive Loss.

We recorded comprehensive losses for foreign currency translation adjustments of approximately $27,000 and $23,000 for the three months ended March 31, 2024 and 2023, respectively.  The change was primarily attributed to exchange rate variances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of  March 31, 2024, we had a cash balance of approximately $23.5 million. Our working capital was approximately $29.4 million at March 31, 2024.

Our current assets at March 31, 2024 increased 3.9% from December 31, 2023 primarily due to the Progressive Care consolidation as of July 1, 2023.

Our current liabilities at March 31, 2024 increased approximately $1.7 million from December 31, 2023 primarily due to Progressive Care consolidation as of July 1, 2023.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

The following table summarizes our cash flows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net change in cash from:
Operating activities	$(2,685)	$(2,067)
Investing activities	(63)	(69)
Financing activities	(1)	(13)
Effect of exchange rate on cash	(32)	(23)
Change in cash	(2,781)	(2,172)
Cash at end of period	$23,526	$16,719

Cash Flow from Operating Activities

Net cash flows used by operating activities totaled approximately $2.7 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively, and changed by approximately $0.6 million period over period. The unfavorable change of approximately $0.6 million was primarily attributable to the following:

 - unfavorable change in net loss of approximately $0.5 million;

 - favorable change in other non-cash items of approximately $1.3 million and include stock-based compensation, amortization, depreciation, impairment loss, and loss in equity of equity method investment;

 - unfavorable change in operating assets of approximately $3.1 million and mainly a result of increased accounts receivable and inventory due to the acquisitions of Progressive Care as of July 1, 2023;

 - favorable change in operating liabilities of approximately $1.7 million and mainly a result of increased accounts payable due to the acquisition of Progressive Care as of July 1, 2023.

Cash Flow from Investing Activities

Net cash flows used in investing activities were approximately $0.1 million for both three months ended March 31, 2024 and 2023. The cash outflow in 2024 and 2023 was attributable to the purchase of vehicles and equipment.

Cash Flow from Financing Activities

Net cash flows used in financing activities were approximately $1,000 and $13,000 for the three months ended March 31, 2024 and 2023, respectively, and changed by approximately $12,000 period over period. The cash used in financing activities during the three months ended March 31, 2024 and 2023 was primarily attributable to the repayment of notes payable, partially offset by capital contributions received.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 11, 2024, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition, and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1*	Stock Purchase Agreement, dated as of March 25, 2024, by and between NextPlat Corp and James T. McKinley (incorporated by reference from Exhibit 10.1 to the Current Report filed with the SEC on March 29, 2024)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this document have been omitted because they are not material and are the type that the Company treats as private and confidential.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2024	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Cecile Munnik
Chief Financial Officer
(Principal Financial Officer)