Form 10-Q
period 2024-06-30
NextPlat Corp
filed 2024-08-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 9, 2024
Common Stock, $0.0001 par value	18,973,146

FORM 10-Q

INDEX

i

Part I Financial Information

Item 1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements of NextPlat Corp, (“NextPlat,” the “Company,” “we,” or “our”), for the three and six months ended June 30, 2024 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par data)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$24,877	$26,307
Accounts receivable, net	10,369	8,923
Receivables - other, net	1,013	1,846
Inventories, net	4,701	5,135
Unbilled revenue	206	189
VAT receivable	333	342
Prepaid expenses	273	640
Notes receivable due from related party	265	256
Total Current Assets	42,037	43,638

Property and equipment, net	3,694	3,989

Goodwill	156	731
Intangible assets, net	4,564	14,423
Operating right of use assets, net	887	1,566
Finance right-of-use assets, net	18	22
Deposits	39	39
Prepaid expenses, net of current portion	66	61
Total Other Assets	5,730	16,842
Total Assets	$51,461	$64,469

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$11,894	$13,176
Contract liabilities	142	42
Notes payable	205	312
Due to related party	23	18
Operating lease liabilities	380	532
Finance lease liabilities	13	18
Income taxes payable	93	139
Total Current Liabilities	12,750	14,237

Long Term Liabilities:
Notes payable, net of current portion	1,120	1,211
Operating lease liabilities, net of current portion	619	929
Finance lease liabilities, net of current portion	-	5
Total Liabilities	14,489	16,382

Commitments and Contingencies	-	-

Equity
Preferred stock ($0.0001 par value; 3,333,333 shares authorized)	-	-
Common stock ($0.0001 par value; 50,000,000 shares authorized, 18,973,146 and 18,724,596 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	2	2
Additional paid-in capital	68,348	67,170
Accumulated deficit	(41,717)	(34,925)
Accumulated other comprehensive loss	(99)	(63)
Equity attributable to NextPlat Corp stockholders	26,534	32,184
Equity attributable to non-controlling interests	10,438	15,903
Total Equity	36,972	48,087

Total Liabilities and Equity	$51,461	$64,469

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of products, net	$14,030	$2,957	$28,150	$5,834
Revenues from services	2,959	-	6,332	-
Revenue, net	16,989	2,957	34,482	5,834

Cost of products	11,120	2,113	23,741	4,369
Cost of services	63	-	126	-
Cost of revenue	11,183	2,113	23,867	4,369

Gross profit	5,806	844	10,615	1,465

Operating expenses:
Selling, general and administrative	2,218	2,519	4,220	3,308
Salaries, wages and payroll taxes	2,785	968	5,409	1,556
Impairment loss	9,792	-	9,924	-
Professional fees	1,004	544	1,989	865
Depreciation and amortization	903	168	1,810	330
Total operating expenses	16,702	4,199	23,352	6,059

Loss before other (income) expense	(10,896)	(3,355)	(12,737)	(4,594)

Other (income) expense:
Gain on sale or disposal of property and equipment	-	-	(1)	-
Interest expense	19	5	41	10
Interest earned	(197)	(172)	(412)	(183)
Other income	-	(266)	-	(316)
Foreign currency exchange rate variance	5	(40)	31	(69)
Total other income	(173)	(473)	(341)	(558)

Loss before income taxes and equity in net loss of affiliate	(10,723)	(2,882)	(12,396)	(4,036)

Income taxes	(20)	(52)	(47)	(52)
Loss before equity in net loss of affiliate	(10,743)	(2,934)	(12,443)	(4,088)

Equity in net loss of affiliate	-	(1,407)	-	(1,440)
Net loss	(10,743)	(4,341)	(12,443)	(5,528)

Net loss attributable to non-controlling interest	5,432	-	5,652	-
Net loss attributable to NextPlat Corp	$(5,311)	$(4,341)	$(6,791)	$(5,528)

Comprehensive loss:
Net loss	$(10,743)	$(4,341)	$(12,443)	$(5,528)
Foreign currency loss	(27)	(12)	(9)	(35)
Comprehensive loss	$(10,770)	$(4,353)	$(12,452)	$(5,563)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,311)	$(4,341)	$(6,791)	$(5,528)
Weighted number of common shares outstanding – basic and diluted	18,824	18,072	18,774	16,254

Loss per share - basic and diluted	$(0.28)	$(0.24)	$(0.36)	$(0.34)

See the accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

For the Three and Six Months Ended June 30, 2024

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2023	18,725	$2	$67,170	$(34,925)	$(63)	$32,184	$15,903	$48,087
Stock-based compensation in connection with options granted	-	-	160	-	-	160	-	160
Stock-based compensation in connection with restricted stock awards	-	-	387	-	-	387	65	452
Capital contribution of non-controlling interests	-	-	-	-	-	-	122	122
Comprehensive loss	-	-	-	-	(27)	(27)	-	(27)
Net Loss	-	-	-	(1,481)	-	(1,481)	(220)	(1,701)
Balance, March 31, 2024	18,725	$2	$67,717	$(36,406)	$(90)	$31,223	$15,870	$47,093
Stock-based compensation in connection with options granted	-	-	159	-	-	159	-	159
Issuance of common stock related to restricted stock award	200	-	387	-	-	387	-	387
Issuance of common stock related to exercise of warrants	48	-	85	-	-	85	-	85
Comprehensive loss	-	-	-	-	(9)	(9)	-	(9)
Net loss	-	-	-	(5,311)	-	(5,311)	(5,432)	(10,743)
Balance, June 30, 2024	18,973	$2	$68,348	$(41,717)	$(99)	$26,534	$10,438	$36,972

For the Three and Six Months Ended June 30, 2023

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2022	14,402	$1	$56,963.00	$(31,147)	$(41)	$25,776	$-	$25,776
Issuance of common related to restricted stock award	39	-	61	-	-	61	-	61
Comprehensive loss	-	-	-	-	(23)	(23)	-	(23)
Net loss	-	-	-	(1,187)	-	(1,187)	-	(1,187)
Balance, March 31, 2023	14,441	$1	$57,024	$(32,334)	$(64)	$24,627	$-	$24,627
Issuance of common stock related to April offering	3,429	1	5,999	-	-	6,000	-	6,000
Issuance of common stock related to exercise of warrants	105	-	184	-	-	184	-	184
Issuance of common stock related to restricted stock award	725	-	1,183	-	-	1,183	-	1,183
Stock-based compensation in connection with options granted	-	-	781	-	-	781	-	781
Comprehensive loss	-	-	-	-	(12)	(12)	-	(12)
Net loss	-	-	-	(4,341)	-	(4,341)	-	(4,341)
Balance, June 30, 2023	18,700	$2	$65,171	$(36,675)	$(76)	$28,422	$-	$28,422

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(In thousands)

	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,443)	$(5,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	399	317
Change in provision for doubtful accounts	(54)	-
Amortization of intangible assets	1,398	13
Amortization of right-of-use assets - operating leases	244	98
Amortization of right-of-use assets - finance leases	13	-
Write-off of right of use asset	111	-
Equity in net loss of affiliate	-	1,440
Stock-based compensation	1,158	2,025
Impairment loss	9,924	-
Gain on sale or disposal of property and equipment	(1)	-
Change in operating assets and liabilities:
Accounts receivable	(513)	(205)
Inventories	571	(780)
Unbilled revenue	(17)	(34)
Prepaid expense	374	(302)
Notes receivable	16	-
VAT receivable	9	-
Accounts payable and accrued expenses	(1,349)	(234)
Operating lease liabilities	(273)	(87)
Income taxes payable	(46)	67
Contract liabilities	100	22
Liabilities from discontinued operations	-	(112)
Net cash used in operating activities	$(379)	$(3,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(124)	(103)
Capital contributions to equity method investee	-	(1,000)
Proceeds from sale or disposal of property and equipment	1	-
Cash acquired in acquisition of Outfitter Satellite subsidiary	236	-
Cash paid in acquisition of Outfitter Satellite subsidiary	(1,094)	-
Net cash used in investing activities	$(981)	$(1,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	-	(9)
Proceeds from common stock offering	-	6,000
Proceeds from exercise of warrants	85	184
Capital contribution of non-controlling interest	122	-
Payments on finance lease liabilities	(13)	-
Repayments of notes payable	(228)	(22)
Net cash (used in) provided by financing activities	$(34)	$6,153

Effect of exchange rate on cash	(36)	(35)

Net decrease in cash	(1,430)	1,715
Cash beginning of period	26,307	18,891
Cash end of period	$24,877	$20,606

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$371	$173
Income taxes	$74	$-

See the accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context requires otherwise, references to the “Company”, “we”, “us”, “our”, “our Company”, or “our business” refer to NextPlat Corp and its subsidiaries.

Note 1. Organization and Nature of Operations.

The term “Company” refers to NextPlat Corp and its wholly-owned, majority owned and controlled subsidiaries, except where the context requires otherwise or where otherwise indicated.

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

On April 1, 2024, NextPlat acquired 100% of the ownership interest of Outfitter Satellite, Inc., a Tennessee corporation ("Outfitter") in a stock purchase transaction. Outfitter is a wholly-owned subsidiary of NextPlat Corp.

Progressive Care Inc.:

Our controlled subsidiary, Progressive Care Inc. (“Progressive Care”) was incorporated under the laws of the state of Delaware on October 31, 2006.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Plan of Reorganization - Progressive Care Merger:

On April 12, 2024, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Progressive Care, and Progressive Care LLC, a Nevada limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement and subject to the approval of the shareholders of NextPlat and Progressive Care, the Company, Progressive Care and Merger Sub will enter into a business combination transaction pursuant to which Progressive Care will merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity of the Merger. Following the Merger, Progressive Care will be a wholly-owned subsidiary of NextPlat.

The Merger Agreement and the transactions contemplated thereby were negotiated and approved by a Special Committee comprised of three of the Company’s independent directors. The Merger Agreement was also approved by the entirety of the Company's board of directors.

The Company’s shareholders will consider a proposal to approve the Merger at the Company’s annual meeting which is set to occur on September 13, 2024. Shareholders of record on July 29, 2024 will be entitled to vote at the Company’s annual meeting.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2023 Form 10-K, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of comprehensive loss, statements of changes in equity and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

Business acquisition of Progressive Care, Inc.

On July 1, 2023, the Company, Charles M. Fernandez, Executive Chairman and Chief Executive Officer of the Company, and Rodney Barreto, Director of the Company, exercised common stock purchase warrants and were issued shares of Progressive Care common stock. After the exercise of the common stock purchase warrants, the Company and Messrs. Fernandez and Barreto collectively owned 53% of Progressive Care’s voting stock. At the time of exercise, all of the above common stock purchase warrants were in-the-money. Also on July 1, 2023, the Company and Messrs. Fernandez and Barreto entered into a voting agreement whereby at any annual or special shareholders meeting of Progressive Care’s stockholders, and whenever the holders of Progressive Care common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of the Progressive Care common stock (including any new shares acquired after the date of the voting agreement or acquired through the conversion of securities convertible into Common Stock) that they own, directly or indirectly, in the same manner that NextPlat votes its common stock and equivalents. The voting agreement is irrevocable and perpetual in term.

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

Business acquisition of Outfitter Satellite, Inc.

On March 25, 2024, the Company entered into a Stock Purchase Agreement with James T. McKinley, pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Out fitter Satellite, Inc. (“Outfitter”). The closing of the transaction occurred on  April 1, 2024.  Outfitter is a wholly-owned subsidiary of NextPlat Corp.

Outfitter provides consumers, commercial and government customers, with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in the business combination with Progressive Care and Outfitter common stock and options issued for services, net realizable value of accounts receivables and other receivables, the useful lives of property and equipment and intangible assets, the estimate of the fair value of the lease liability and related right of use assets, pharmacy benefit manager ("PBM") fee estimates, and the estimates of the valuation allowance on deferred tax assets.

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies for the six months ended June 30, 2024.

Cash

The Company places its cash with high credit quality financial institutions. The Company’s account at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, approximately $4.4 million, are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

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

The relevant translation rates are as follows: for the six months ended June 30, 2024, closing rate at $1.28 US$: GBP, quarterly average rate at $1.27 US$: GBP, for the six months ended June 30, 2023, closing rate at $1.23 US$: GBP, quarterly average rate at $1.22 US$: GBP, for the year ended  December 31, 2023 closing rate at 1.27 US$: GBP, yearly average rate at 1.24 US$: GBP.

Unearned Revenue

Contract liabilities are shown separately in the condensed consolidated balance sheets as current liabilities. At June 30, 2024 and December 31, 2023, we had contract liabilities of approximately $142,000 and $42,000, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Subsequent Events

The Company has evaluated subsequent events through August 13, 2024, the date the condensed consolidated financial statements were available to be issued.

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

Identifiable Intangible Assets

The initial recognition of Progressive Care's identifiable intangible assets, resulting from the acquisition on July 1, 2023 and the application of push-down accounting, were measured using Level 3 inputs. The fair value at the date of acquisition was approximately $14.7 million.

The initial recognition of the Outfitter identifiable intangible assets, resulting from the acquisition on April 1, 2024, were measured using Level 3 inputs. The fair value at the date of acquisition was approximately $0.6 million.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Business Acquisition - Provisional

On March 25, 2024, the Company entered into a Stock Purchase Agreement with James T. McKinley, pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Out fitter. The closing of the transaction occurred on  April 1, 2024.

Outfitter provides consumers, commercial and government customers, with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.

Final purchase accounting adjustments  may be materially different from the amount presented below in the purchase price allocation. Increases or decreases in the fair value of the net assets may change the amount of the purchase price allocated to goodwill and other assets and liabilities. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

The following table summarizes the consideration transferred to acquire Outfitter and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation (in thousands)
Total purchase consideration	$1,094

Identifiable net assets acquired - Provisional:
Cash	$236
Accounts receivable, net	73
Inventory	137
Prepaid expenses	11
Property and equipment, net	5
Right of use assets, net	109
Intangible assets, net:
Trade name (1)	185
Customer records (2)	415
Accounts payable and accrued expenses	(124)
Notes payable and accrued interest - current portion	(53)
Lease liabilities - current portion	(56)
Deferred tax liabilities (3)	(145)
Net assets acquired	$793

Goodwill	$301

(1) 10 year amortization period

(2) 5 year amortization period

(3) Under federal tax law, previously unidentified finite lived intangible assets recognized from a business combination have no tax basis and therefore are not amortized for tax purposes. This tax position created a book/tax basis difference at April 1, 2024, the date of the business combination transaction. Therefore, an approximate $0.1 million deferred tax liability was recorded at April 1, 2024 as a result of the book/tax basis difference for the finite lived intangible assets.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after NextPlat’s acquisition of Outfitter. The goodwill is not deductible for tax purposes.

The initial recognition of Outfitter's identifiable intangible assets, resulting from the acquisition on April 1, 2024, were measured using Level 3 inputs. The fair value at the date of acquisition was approximately $0.6 million and were estimated by applying an income approach. The fair value estimates for the identifiable intangible assets are based on (1) an assumed discount rate of 37.3% (2) an assumed capitalization rate of 34.3% (3) assumed long-term growth rate of 3.0% (4) an assumed royalty rate of 1.8% (5) an assumed tax rate of 26.3% (6) an assumed risk free rate of 4.5% (7) an assumed equity risk premium of 6.5% (8) an assumed company specific risk premium rate of 22.5% (9) an assumed beta of 0.82.

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

All pharmacy benefit manager (“PBM”) fees, including direct and indirect remuneration (“DIR”) fees, are charged at the time of the settlement of a pharmacy claim.

The Company recognizes COVID-19 testing revenue when the tests are performed and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates net revenues by categories (in thousands):

	Three Months Ended June 30,
	2024	2023
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$10,521	$-
e-Commerce revenue	3,512	2,957
Sub total	14,033	2,957
Revenues from services:
Pharmacy 340B contract revenue	2,956	-

Revenues, net	$16,989	$2,957

	Six Months Ended June 30,
	2024	2023
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$21,845	$-
e-Commerce revenue	6,377	5,834
Sub total	28,222	5,834
Revenues from services:
Pharmacy 340B contract revenue	6,260	-

Revenues, net	$34,482	$5,834

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

The components of basic and diluted EPS were as follows (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to NextPlat Corp common shareholders	$(5,311)	$(4,341)	$(6,791)	$(5,528)

Basic weighted average common shares outstanding	18,824	18,072	18,774	16,254
Potentially dilutive common shares	-	-	-	-

Diluted weighted average common shares outstanding	18,824	18,072	18,774	16,254

Weighted average loss per common share - basic and diluted	$(0.28)	$(0.24)	$(0.36)	$(0.34)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Stock options	9	240	60	175
Common stock purchase warrants	-	1,419	-	583
	9	1,659	60	758

Note 8. Accounts Receivable

At June 30, 2024 and December 31, 2023, accounts receivable consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Gross accounts receivable – trade	$10,587	$9,195
Less: allowance for doubtful accounts	(218)	(272)
Accounts receivable – trade, net	$10,369	$8,923

The Company decreased the allowance for credit losses in the amount of approximately $54,000 and $0 for the six months ended June 30, 2024 and 2023, respectively.

Accounts receivable – trade, net for the Company as of January 1, 2023 and  June 30, 2023 were approximately $0.4 million and $0.6 million, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Inventory

At June 30, 2024 and December 31, 2023, inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Finished goods	$4,747	$5,195
Less reserve for obsolete inventory	(46)	(60)
Total	$4,701	$5,135

Note 10. VAT Receivable

On January 1, 2021, VAT rules relating to imports and exports between the UK and EU changed as a result of the UK’s departure from the EU. As of June 30, 2024 and December 31, 2023, the Company recorded a receivable in the amount of approximately $333,000 and $342,000, respectively, for amounts available to reclaim against the tax liability from UK and EU countries.

Note 11. Prepaid Expenses

Prepaid expenses current and long term amounted to approximately $273,000 and $66,000, respectively at June 30, 2024, as compared to $640,000 and $61,000, respectively at December 31, 2023. Prepaid expenses include prepayments in cash for accounting fees, public company expenses, insurance, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Building	$2,116	$2,116
Vehicles	603	595
Office furniture and fixtures	543	527
Land	184	184
Leasehold improvements	172	124
Computer equipment	117	117
Rental equipment	80	60
Appliques	2,160	2,160
Website development	615	587
Construction in progress	-	22
Property and equipment gross	6,590	6,492
Less: accumulated depreciation	(2,896)	(2,503)
Property and equipment, net	$3,694	$3,989

Depreciation expense was approximately $399,000 and $317,000 for the six months ended June 30, 2024 and 2023, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Goodwill and Intangible Assets, net

Goodwill

During the three months ended June 30, 2024, the Company concluded that the carrying amount of the Healthcare Operations reporting segment exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of approximately $0.7 million. An interim impairment assessment was considered necessary as a result of the sustained decline in the Healthcare Operations stock price and related market capitalization. The goodwill impairment charge is reflected in the Impairment losses in the Condensed Consolidated Statements of Operations. With the assistance of a third-party valuation firm, the fair value of the Healthcare Operations reporting segment was determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows (level 3 nonrecurring fair value measurement). The income approach requires several assumptions including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for the business, estimation of the useful life over which cash flows will occur, and determination of the weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit. The long-term growth rate used in the impairment was 3.0% and the weighted average cost of capital used in the impairment was 13.5%.

The following table reflects changes in the carrying amount of goodwill during the periods presented by reportable segments (in thousands):

	e-Commerce Operations	Healthcare Operations	Total
Goodwill, net as of December 31, 2023	$-	$731	$731

Changes in Goodwill during the year period ended June 30, 2024:
Goodwill acquired	301	-	301
Deferred tax effect of intangible basis difference (1)	(145)	-	(145)
Impairment loss	-	(731)	(731)
Goodwill, net as of June 30, 2024	$156	$-	$156

(1) Decrease related to book tax basis difference of intangible assets arising for the business acquisition of Outfitter.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangibles

During the three months ended June 30, 2024, the Company performed an impairment assessment of long-lived assets as it relates to the Healthcare Operations reporting segment due to the decline in future projected revenues and cash flows. As a result, the Company completed a recoverability test and concluded that the asset groups were not fully recoverable as the undiscounted expected future cash flows did not exceed their carrying amounts. The Company, with the assistance of a third-party valuation firm, determined the fair value of the asset groups using an income approach utilizing undiscounted estimated future cash flows (level 3 nonrecurring fair value measurement). The income approach requires several assumptions including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, and estimation of the useful life over which cash flows will occur. The carrying amount of certain assets in the asset group exceeded the fair value, resulting in the recognition of a non-cash impairment charge to intangible assets of approximately $9.1 million for the three months ended June 30, 2024 (reflected in the Impairment losses in the Condensed Consolidated Statements of Operations). Furthermore, the Company reevaluated the useful lives of intangible assets and determined that the trade names decreased from a 10-year to a 5-year useful life, while the pharmacy records remained at a 5-year useful life. The net amount after impairment of the intangible assets will be amortized over the remaining useful lives of four years.

Intangible assets, net consisted of the following (in thousands):

	June 30, 2024
	(Unaudited)
	Gross amount	Accumulated amortization	Net Amount
Pharmacy records	$2,447	$—	$2,447
Trade names	1,530	—	1,530
Developed technology	—	—	-
Customer Contracts	850	(263)	587
Total intangible assets	$4,827	$(263)	$4,564

	December 31, 2023
	(Audited)
	Gross amount	Accumulated amortization	Net Amount
Pharmacy records	$8,130	$(807)	$7,323
Trade names	4,700	(224)	4,476
Developed technology	2,880	(281)	2,599
Customer Contracts	250	(225)	25
Total intangible assets	$15,960	$(1,537)	$14,423

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes to the gross carrying amount, accumulated amortization, and net book value of total intangible assets by reporting unit during the six months ended June 30, 2024 were as follows (in thousands):

	e-Commerce Operations	Healthcare Operations	Total
Balances at December 31, 2023:
Gross amount	$250	$15,710	$15,960
Accumulated amortization	(225)	(1,312)	(1,537)
Net amount	25	14,398	14,423

Changes during the six months ended June 30, 2024:
Acquisition	600	—	600
Accumulated amortization expense	(38)	(1,360)	(1,398)
Impairment - gross amount	—	(11,733)	(11,733)
Impairment - accumulated amortization	—	2,672	2,672
Net amount	562	(10,421)	(9,859)

Balances at June 30, 2024:
Gross amount	850	3,977	4,827
Accumulated amortization	(263)	—	(263)
Net amount	$587	$3,977	$4,564

Amortization of customer contracts is included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). For the six months ended June 30, 2024 and 2023, the Company recognized amortization expense of approximately $1.4 million and $12,500, respectively. Future amortization of intangible assets is as follows (in thousands):

Year	Amount
2024 (remaining six months)	$560
2025	1,096
2026	1,096
2027	1,096
2028	600
Thereafter	116
Total	$4,564

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Accounts payable	$11,349	$12,142
Accrued wages and payroll liabilities	199	200
Accrued PBM fees	-	571
Customer deposits payable	158	76
Accrued other liabilities	188	187
Total	$11,894	$13,176

Note 15. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
A. Mortgage note payable - commercial bank - collateralized	$1,096	$1,140
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	204	255
Insurance premiums financing	—	103
Subtotal	1,325	1,523
Less: current portion of notes payable	(205)	(312)
Long-term portion of notes payable	$1,120	$1,211

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(B) Note Payable – Uncollateralized

As of June 30, 2024 the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

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

In April 2021, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of  June 30, 2024 and  December 31, 2023 on the note payable was approximately $4,000 and $6,500, respectively.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $65,000 and $71,000 as of  June 30, 2024 and December 31, 2023, respectively.

In September 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $3,000 and $10,000 as of  June 30, 2024 and December 31, 2023, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principal outstanding as of  June 30, 2024, is expected to be repayable as follows (in thousands):

Year	Amount
2024 (remaining six months)	$115
2025	214
2026	119
2027	124
2028	753
Thereafter	-
Total	$1,325

Note 16. Equity

For the six months ended June 30, 2024 and 2023, stock-based compensation expense recognized in selling, general and administrative expenses was approximately $1.2 million and $2.0 million, respectively. There were no income tax benefits recognized from stock-based compensation during the six months ended June 30, 2024 and 2023 due to cumulative losses and valuation allowances.

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. No preferred stock was outstanding for any year presented. As of June 30, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of June 30, 2024, 18,973,146 shares of common stock were issued and outstanding.

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

On February 1, 2023, the Company entered into a Management Services Agreement with Progressive Care to provide certain management and administrative services to Progressive Care for a $25,000 per month fee. During May 2023 the management fee was reduced to $20,000 per month. During the six months ended June 30, 2023, the Company received approximately $115,000 from Progressive Care as management fees. The management fees in the amount of approximately $120,000 for the six months ended June 30, 2024 are eliminated as a result of the Progressive Care consolidation as of July 1, 2023.

On May 5, 2023, the Company entered into an Securities Purchase Agreement with Progressive Care, pursuant to which the Company agreed to purchase 455,000 newly issued Units of securities from Progressive Care at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of Progressive Care common stock, par value $0.0001 per share, and one common stock purchase warrant to purchase a share of Progressive Care common Stock (the “PIPE Warrants”)

On May 9, 2023, pursuant to the Debt Conversion Agreement ("DCA"), the Company received 570,599 shares of Progressive Care common stock, Charles M. Fernandez received 228,240 shares of Progressive Care common stock, and Rodney Barreto received 228,240 shares of Progressive Care common stock. To induce the approval of the debt conversion pursuant to the DCA, Messrs. Fernandez and Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Progressive Care common stock, respectively. In addition, the Company and Messrs. Fernandez and Barreto also received a common stock purchase warrant to purchase one share of Progressive Care common stock for each share of Progressive Care common stock they received upon conversion of the Note.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On  July 1, 2023, the Company, Charles M. Fernandez, and Rodney Barreto exercised common stock purchase warrants and were issued shares of Progressive Care common stock. The Company exercised common stock purchase warrants on a cashless basis and was issued 402,269 shares of Progressive Care common stock. The Company also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 shares of Progressive Care common stock. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 shares of Progressive Care common stock. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 shares of Progressive Care common stock. After the exercise of the warrants, NextPlat and Messrs. Fernandez and Barreto collectively owned approximately 53% of Progressive Care’s voting stock.

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

Next Borough Capital Fund, LP. On July 7, 2023, the Company entered into an unsecured promissory note agreement with Next Borough Capital Management, LLC (“the Borrower”), whereby the Company loaned $250,000 to the Borrower.  The note bears interest at an annual rate of 7%.  The outstanding principal balance of the note plus all accrued unpaid interest is due and payable on July 7, 2024, the Maturity Date. Each of the Company, Charles M. Fernandez, Robert D. Keyser, Jr., eAperion Partners, LLC and a revocable trust of Rodney Barreto are members of the Borrower.  The balance outstanding on the note as of  June 30, 2024 and  December 31, 2023 was approximately $265,000 and $256,000, respectively. The note is recorded in Notes Receivable Due From Related Party on the Balance Sheets.

Note 18. Commitments and Contingencies

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

A jury trial is set to occur during the trial court's two-week trial calendar, starting October 21, 2024.

On June 17, 2024, Progressive Care was notified of a potential claim that a former employee allegedly suffered a loss due to a breach by Progressive Care of an employment contract with the former employee. Management believes, based on discussions with its legal counsel, that Progressive Care has meritorious defenses against the potential claim. Progressive Care will vigorously defend this matter if such claim is ultimately litigated or brought before an arbitrator. We cannot reasonably estimate the amount of the loss.

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

Operating Lease Agreements

Right of use ("ROU") assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of June 30, 2024 and December 31, 2023, we have recognized impairment losses for ROU assets of approximately $132,000 and $0, respectively.

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

On December 2, 2021, NextPlat entered into a 62-month lease for 4,141 square feet of office space in Florida ("Florida Lease"), for $186,345 annually. The rent increases 3% annually. The Florida Lease commenced upon occupancy on June 13, 2022, and will expire on August 31, 2027. The Florida Lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Progressive Care also leases its Palm Beach County pharmacy locations under operating lease agreements expiring in February 2025.

During June 2023 NextPlat entered into a 36-months lease to lease twenty-five (25) hours in a Phenom 300 aircraft, for approximately $200,650 annually. The rent increases 3% annually. The lease commenced on June 7, 2023. During June 2024 NextPlat terminated the lease and paid a lease termination fee in the amount of $0.1 million. The remaining carrying value, net of the ROU asset and liability in the amount of $0.1 million was written off and the recorded in selling, general and administrative expense on the condensed consolidated statement of comprehensive loss.

Note 20.  Reportable Segments

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

The following tables present a summary of the reportable segments (in thousands):

For the Three Months Ended June 30, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$-	$10,521	$-	$10,521
e-Commerce revenue	3,512	-	-	3,512
Pharmacy 340B contract revenue	-	2,956	-	2,956
Revenues, net	$3,512	$13,477	$-	$16,989

Expenses:
Cost of revenue	2,401	8,782	-	11,183
Selling, general and administrative	1,382	895	(60)	2,217
Salaries, wages and payroll taxes	619	2,166	-	2,785
Impairment loss	-	9,792	-	9,792
Professional fees	620	384	-	1,004
Depreciation and amortization	146	757	-	903
	5,168	22,776	(60)	27,884
Loss before other (income) expense	(1,656)	(9,299)	60	(10,895)
Other income	(210)	(23)	(60)	(173)
Loss before income taxes	(1,446)	(9,276)	-	(10,722)
Income taxes	(20)	-	-	(20)
Net loss	$(1,466)	$(9,276)	$-	$(10,742)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Three Months Ended June 30, 2023	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$-	$-	$-	$-
e-Commerce revenue	2,957	-	-	2,957
Pharmacy 340B contract revenue	-	-	-	-
Revenues, net	$2,957	$-	$-	$2,957

Expenses:
Cost of revenue	2,113	-	-	2,113
Selling, general and administrative	2,519	-	-	2,519
Salaries, wages and payroll taxes	968	-	-	968
Professional fees	544	-	-	544
Depreciation and amortization	168	-	-	168
	6,312	-	-	6,312
Loss before other (income) expense	(3,355)	-	-	(3,355)
Other income	(473)	-	-	(473)
Loss before income taxes	(2,882)	-	-	(2,882)
Income taxes	(52)	-	-	(52)
Loss before equity method investment	(2,934)	-	-	(2,934)
Equity in net loss of affiliate	(1,407)	-	-	(1,407)
Net loss	$(4,341)	$-	$-	$(4,341)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Six Months Ended June 30, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$-	$21,773	$-	$21,773
e-Commerce revenue	6,377	-	-	6,377
Pharmacy 340B contract revenue	-	6,332	-	6,332
Revenues, net	$6,377	$28,105	$-	$34,482

Expenses:
Cost of revenue	4,462	19,405	-	23,867
Selling, general and administrative	2,545	1,795	(120)	4,220
Salaries, wages and payroll taxes	1,127	4,282	-	5,409
Impairment loss	-	9,924	-	9,924
Professional fees	1,127	862	-	1,989
Depreciation and amortization	277	1,533	-	1,810
	9,538	37,801	(120)	47,219
Loss before other (income) expense	(3,161)	(9,696)	120	(12,737)
Other income	(413)	(48)	(120)	(341)
Loss before income taxes	(2,748)	(9,648)	-	(12,396)
Income taxes	(47)	-	-	(47)
Net (loss) income	$(2,795)	$(9,648)	$-	$(12,443)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Six Months Ended June 30, 2023	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$-	$-	$-	$-
e-Commerce revenue	5,834	-	-	5,834
Pharmacy 340B contract revenue	-	-	-	-
Revenues, net	$5,834	$-	$-	$5,834

Expenses:
Cost of revenue	4,369	-	-	4,369
Selling, general and administrative	3,308	-	-	3,308
Salaries, wages and payroll taxes	1,556	-	-	1,556
Professional fees	865	-	-	865
Depreciation and amortization	330	-	-	330
	10,428	-	-	10,428
Loss before other (income) expense	(4,594)	-	-	(4,594)
Other income	(558)	-	-	(558)
Loss before income taxes	(4,036)	-	-	(4,036)
Income taxes	(52)	-	-	(52)
Loss before equity method investment	(4,088)	-	-	(4,088)
Equity in net loss of affiliate	(1,440)	-	-	(1,440)
Net loss	$(5,528)	$-	$-	$(5,528)

	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Total assets as of June 30, 2024	$39,313	$28,827	$(16,679)	$51,461

Total assets as of December 31, 2023	$40,764	$40,384	$(16,679)	$64,469

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 21. Concentrations

e-Commerce operations concentrations:

Customers:

Sales to customers through Amazon accounted for 38.4% and 49.1% of the Company’s revenues during the six months ended June 30, 2024 and 2023, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and six months ended June 30, 2024 and 2023 (in thousands, unaudited).

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023

Iridium Satellite	$331	13.5%	$-	-%

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023

Iridium Satellite	$902	19.8%	$651	13.4%
Garmin	$464	10.2%	$1,087	22.4%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic:

The following table sets forth revenue as to each geographic location, for the  (in thousands, unaudited):

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023

Europe	$1,797	51.2%	$1,704	57.6%
North America	1,293	36.8%	870	29.4%
South America	7	0.2%	8	0.3%
Asia and Pacific	390	11.1%	335	11.3%
Africa	25	0.7%	40	1.4%
	$3,512	100%	$2,957	100%

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023

Europe	$3,279	51.4%	$3,690	63.2%
North America	1,757	27.6%	1,462	25.1%
South America	30	0.5%	18	0.3%
Asia and Pacific	803	12.6%	563	9.7%
Africa	508	8.0%	101	1.7%
	$6,377	100%	$5,834	100%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Healthcare operations concentrations:

Suppliers:

Progressive Care had significant concentrations with one vendor. The purchases from this significant vendor were 98.0% of total vendor purchases for the six months ended June 30, 2024

Customers:

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

Six Months Ended June 30,
2024
A	32%
B	22%
C	18%

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 11, 2024, and our subsequent public filings with the SEC. We encourage you to review Progressive Care's. periodic reports filed with the SEC and included in the SEC’s EDGAR database, including Progressive Care Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 11, 2024, and Progressive Care's subsequent public filings with the SEC.

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

On November 11, 2022, Progressive Care’s board appointed Mr. Fernandez to serve as the new Chief Executive Officer of Progressive Care.

On December 29, 2022, Progressive Care filed a Certificate of Amendment to Articles of Incorporation (the “Amendment to Articles”) with the Secretary of State of the State of Delaware. Pursuant to the Amendment to Articles, each 200 shares of Progressive Care’s common stock outstanding was converted into one share of common stock (the “Reverse Stock Split”) and the number of shares of common stock that Progressive Care is authorized to issue was reduced to 100 million (the “Reduction in Authorized Stock”). The Reverse Stock Split and the Reduction in Authorized Stock were approved by the Progressive Care's board of directors and shareholders.

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

Simultaneous with the closing, Progressive Care entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Company in the original face amount of approximately $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to Progressive Care common Stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Progressive Care common stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a warrant to purchase one share of Progressive Care common stock for each share of Progressive Care common stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and are immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock. In addition, the Company issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and are immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 1, 2023, NextPlat, along with Messrs. Fernandez and Barreto, exercised common stock purchase warrants and were issued shares of Progressive Care common stock. NextPlat exercised common stock purchase warrants on a cashless basis and was issued 402,269 shares of Progressive Care common stock. NextPlat also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 shares of Progressive Care common stock. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 shares of Progressive Care common stock. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 shares of Progressive Care common stock. At the time of exercise, all of the above common stock purchase warrants were in-the-money. After the exercise of the common stock purchase warrants, NextPlat, Messrs. Fernandez and Barreto collectively owned approximately 53% of Progressive Care’s voting stock.

Also, on July 1, 2023, NextPlat, along with Messrs. Fernandez and Barreto, entered into a voting agreement whereby at any annual or special shareholders meeting of Progressive Care’s stockholders, and whenever the holders of Progressive Care’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of their shares of Progressive Care common stock (including any new shares acquired after the date of the voting agreement or acquired through the conversion of securities convertible into Progressive Care common stock) that they own, directly or indirectly, in the same manner that NextPlat votes its Progressive Care common stock and equivalents. The voting agreement is irrevocable and perpetual in term.

As a result of the common stock purchase warrant exercises and the entry into the voting agreement, NextPlat concluded that there was a change in control in Progressive Care. As of July 1, 2023, NextPlat has the right to control more than 50 percent of the voting stock of Progressive Care through the concurrent common stock purchase warrant exercises and voting agreement noted above. Beginning on July 1, 2023, the Company changed the accounting method for its investment in Progressive Care, which prior to July 1, 2023 had been accounted for as an equity method investment to consolidation under the voting interest model in FASB ASC Topic 805. Therefore, Progressive Care became a consolidated subsidiary of the Company on July 1, 2023.

Business acquisition of Outfitter Satellite, Inc.

On March 25, 2024, the Company entered into a Stock Purchase Agreement with James T. McKinley, pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Out fitter Satellite, Inc. (“Outfitter”). The closing of the transaction occurred on April 1, 2024.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)	$ Change	% Change

Revenue, net	$16,989	$2,957	$14,032	475%
Cost of revenue	11,183	2,113	9,070	429%
Gross profit	5,806	844	4,962	588%
Operating expenses	16,702	4,199	12,503	298%
Loss before other income	(10,896)	(3,355)	(7,541)	225%
Other income	(173)	(473)	300	(63)%
Loss before income taxes	(10,723)	(2,882)	(7,841)	272%
Income taxes	(20)	(52)	32	(62)%
Loss before equity method investment	(10,743)	(2,934)	(7,809)	266%
Equity in net loss of affiliate	-	(1,407)	1,407	(100)%
Net loss	(10,743)	(4,341)	(6,402)	147%
Net loss attributable to non-controlling interest	5,432	-	5,432	-%
Net loss attributable to NextPlat Corp.	$(5,311)	$(4,341)	$(970)	22%

For the three months ended June 30, 2024 and 2023, we recognized overall revenue from operations of approximately $17.0 million and $3.0 million, respectively, an overall increase of approximately $14.0 million for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023. The increase in revenue was primarily attributable to an increase of approximately $13.5 million from the Healthcare Operations as a result of the Progressive Care acquisition on July 1, 2023.

Gross profit margins increased from approximately 28.5% for the three months ended June 30, 2023, to 34.2% for the three months ended June 30, 2024. The increase in gross profit margins during the second quarter of 2024 compared to the same period in 2023, was primarily attributable to the Healthcare Operations as a result of the Progressive Care acquisition on July 1, 2023.

Loss before other (income) expense increased by approximately $7.5 million for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023, as a result of the increase in operating expenses of approximately $12.5 million, partially offset by the increase in gross profit of approximately $5.0 million, See detailed discussion below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Three Months Ended June 30,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$10,521	62%	$-	-%	$10,521	100%
e-Commerce revenue	3,512	21%	2,957	100%	555	19%
Sub total	14,033	83%	2,957	100%	11,076	375%
Revenues from services:
Pharmacy 340B contract revenue	2,956	17%	-	-%	2,956	100%

Revenues, net	$16,989	100%	$2,957	100%	$14,032	475%

Sales for the three months ended June 30, 2024, consisted primarily of e-Commerce sales of satellite phones, tracking devices, accessories, airtime plans, and pharmacy prescription, and 340B contract revenues. For the three months ended June 30, 2024, overall revenues were approximately $17.0 million compared to $3.0 million of revenues for the three months ended June 30, 2023, an increase in of approximately $14.0 million or 474.5%.

Total e-Commerce revenues were approximately $3.5 million and $2.9 million  for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately $0.5 million mainly due to the Outfitter acquisition on April 1, 2024.

Total pharmacy prescription and 340B contract revenues were approximately $13.5 million for the three months ended June 30, 2024 as a result of the Progressive Care acquisition on July 1, 2023. The pharmacy filled approximately 133,000 prescriptions for the three months ended June 30, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses.

Our operating expenses were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)	$ Change	% Change

Selling, general and administrative	$2,218	$2,519	$(301)	(12)%
Salaries, wages and payroll taxes	2,785	968	1,817	188%
Impairment loss	9,792	-	9,792	100%
Professional fees	1,004	544	460	85%
Depreciation and amortization	903	168	735	438%
Operating expenses	$16,702	$4,199	$12,503	298%

Total operating expenses for the three months ended June 30, 2024, were approximately $16.7 million, an increase of approximately $12.5 million, or 297.8%, from total operating expenses for the three months ended June 30, 2023, of approximately $4.2 million. Factors contributing to the increase are described below.

Selling, general and administrative (“SG&A”) expenses were approximately $2.2 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of approximately $0.3 million or 11.9%. The decrease for the three months ended June 30, 2024, was mainly attributable to the decrease in stock-based compensation of approximately $1.1 million, partially offset by an increase in operating expenses of approximately $0.8 million as it relates to the Healthcare Operations as a result of the Progressive Care acquisition on July 1, 2023.

Salaries, wages and payroll taxes were approximately $2.8 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately $1.8 million or 187.7%. The increase was mainly attributable to the Healthcare operations segment as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $2.1 million, partially offset by a decrease in e-Commerce salaries and wages of approximately $0.3 million.

The Company performed a goodwill impairment test during the three months ended June 30, 2024 and it was determined that the carrying amount of goodwill at June 30, 2024 exceeded its fair value resulting in the Company recording a non-cash impairment charge of approximately $0.7 million during the period, recorded to the Healthcare Operations reporting segment. As of June 30, 2024, there was no remaining goodwill as it relates to the Healthcare Operations reporting segment. Refer to Note 13. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company performed a long-lived assets impairment test as it relates to the Healthcare Operations reporting segment during the three months ended June 30, 2024 and it was determined that the carrying amount of the asset group at June 30, 2024 exceeded its fair value resulting in the Company recording a non-cash impairment charge to certain long-lived assets, primarily intangible assets, of approximately $9.1 million during the period. Refer to Note 13. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, inputs used in the fair value measurements, and the changes in intangible assets for the period.

Professional fees were approximately $1.0 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately $0.5 million or 84.6%. The increase was mainly attributable to legal and consulting fees as it relates to the Healthcare Operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $0.4 million, and legal and consulting fees associated with the e-Commerce business of approximately $0.1 million.

Depreciation and amortization expenses were approximately $0.9 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately $0.7 million or 437.5%. The increase was mainly attributable to depreciation and amortization as it relates to the Healthcare Operations from the Progressive Care acquisition on July 1, 2023, of approximately $0.7 million.

Total Other Income.

Our total other income decreased by approximately $0.3 million for the three months ended June 30, 2024 when compared to same period in 2023, and was mainly due to non-recurring write off of aged payables of approximately $0.2 million and Progressive Care management fee of approximately $0.1 million which was eliminated in consolidation during 2024 as a result of Progressive Care acquisition on July 1, 2023.

Equity Method Investment.

For the three months ended June 30, 2023, we recorded a net loss in the equity of our affiliate, Progressive Care, of approximately $1.4 million which was accounted for as an equity method investment. Effective July 1, 2023, Progressive Care became a consolidated subsidiary of the Company, which resulted in a change in the accounting treatment from equity method to consolidation.

Net Loss.

We recorded net losses of approximately $10.7 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively. The increase was a result of the factors described above.

Comprehensive Loss.

We recorded comprehensive losses for foreign currency translation adjustments of approximately $27,000 and $12,000 for the three months ended June 30, 2024 and 2023, respectively.  The change was primarily attributed to exchange rate variances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)	$ Change	% Change

Revenue, net	$34,482	$5,834	$28,648	491%
Cost of revenue	23,867	4,369	19,498	446%
Gross profit	10,615	1,465	9,150	625%
Operating expenses	23,352	6,059	17,293	285%
Loss before other income	(12,737)	(4,594)	(8,143)	177%
Other income	(341)	(558)	217	(39)%
Loss before income taxes	(12,396)	(4,036)	(8,360)	207%
Income taxes	(47)	(52)	5	100%
Loss before equity method investment	(12,443)	(4,088)	(8,355)	204%
Equity in net loss of affiliate	-	(1,440)	1,440	(100)%
Net loss	(12,443)	(5,528)	(6,915)	125%
Net loss attributable to noncontrolling interest	5,652	-	5,652	100%
Net loss attributable to NextPlat Corp.	$(6,791)	$(5,528)	$(1,263)	23%

For the six months ended June 30, 2024 and 2023, we recognized overall revenue from operations of approximately $34.4 million and $5.8 million, respectively, an overall increase of approximately $28.6 million for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023. The increase in revenue was primarily attributable to an increase of approximately $28.1 million from the Healthcare Operations as a result of the Progressive Care acquisition on July 1, 2023.

Gross profit margins increased from approximately 25.1% for the six months ended June 30, 2023, to 30.8% for the six months ended June 30, 2024. The increase in gross profit in 2024 compared to the same period in 2023, was primarily attributable to the Healthcare Operations as a result of the Progressive Care acquisition on July 1, 2023.

Loss before other income increased by approximately $8.1 million for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023, as a result of the increase in operating expenses of approximately $17.2 million, partially offset by the increase in gross profit of approximately $9.1 million. See detailed discussion below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Six Months Ended June 30,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net:
Pharmacy prescription and other revenue, net of PBM fees	$21,845	63%	$-	-%	$21,845	100%
e-Commerce revenue	6,377	18%	5,834	100%	543	9%
Sub total	28,222	82%	5,834	100%	22,388	384%
Revenues from services:
Pharmacy 340B contract revenue	6,260	18%	-	-%	6,260	100%

Revenues, net	$34,482	100%	$5,834	100%	28,648	491%

Sales for the six months ended June 30, 2024, consisted primarily of e-Commerce sales of satellite phones, tracking devices, accessories, airtime plans, and pharmacy prescription, and 340B contract revenues. For the six months ended June 30, 2024, overall revenues were approximately $34.4 million compared to $5.8 million of revenues for the six months ended June 30, 2023, an increase in of approximately $28.6 million or 491.1%.

Total e-Commerce revenues were approximately $6.3 million  and $5.8 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately $0.5 million mainly due to the Outfitter acquisition on April 1, 2024.

Total pharmacy prescription and 340B contract revenues were approximately $28.1 million for the six months ended June 30, 2024 as a result of the Progressive Care acquisition on July 1, 2023. The pharmacy filled approximately 266,000 prescriptions for the six months ended June 30, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses.

Our operating expenses were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)	$ Change	% Change

Selling, general and administrative	$4,220	$3,308	$912	28%
Salaries, wages and payroll taxes	5,409	1,556	3,853	248%
Impairment loss	9,924	-	9,924	100%
Professional fees	1,989	865	1,124	130%
Depreciation and amortization	1,810	330	1,480	448%
Operating expenses	$23,352	$6,059	$17,293	285%

Total operating expenses for the six months ended June 30, 2024, were approximately $23.3 million , an increase of approximately $17.3 million on or 285.4%, from total operating expenses for the six months ended June 30, 2023, of approximately $6.0 million. Factors contributing to the increase are described below.

Selling, general and administrative (“SG&A”) expenses were approximately $4.2 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately $0.9 million or 27.6%. The increase for the six months ended June 30, 2024, was mainly attributable to an increase in $1.7 million as it relates to operating expenses of the Healthcare Operations as a result of the Progressive Care acquisition on July 1, 2023, and partially offset by the decrease in stock-based compensation of approximately $0.8 million.

Salaries, wages and payroll taxes were approximately $5.4 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately $3.8 million or 247.6%. The increase was mainly attributable to the Healthcare Operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $4.3 million, partially offset by a decrease in e-Commerce salaries and wages of approximately $0.4 million.

The Company performed a goodwill impairment test during the six months ended June 30, 2024 and it was determined that the carrying amount of goodwill at June 30, 2024 exceeded its fair value resulting in the Company recording a non-cash impairment charge of approximately $0.7 million during the period, recorded to the Healthcare Operations reporting segment. As of June 30, 2024, there was no remaining goodwill as it relates to the Healthcare Operations reporting segment. Refer to Note 13. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company performed a long-lived assets impairment test as it relates to the Healthcare Operations reporting segment during the six months ended June 30, 2024 and it was determined that the carrying amount of the asset group at June 30, 2024 exceeded its fair value resulting in the Company recording a non-cash impairment charge to certain long-lived assets, primarily intangible assets, of approximately $9.1 million during the period. Refer to Note 13. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, inputs used in the fair value measurements, and the changes in intangible assets for the period.

The Company recorded approximately $0.1 million of impairment loss related to the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future. This was recorded to the Healthcare Operations reporting segment for the six months ended June 30, 2024

Professional fees were approximately $1.9 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately $1.1 million or 129.9%. The increase was mainly attributable to legal and consulting fees as it relates to the Healthcare Operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $0.9 million, and legal and consulting fees associated with the e-Commerce business of approximately $0.2 million.

Depreciation and amortization expenses were approximately $1.8 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately $1.5 million or 448.5%. The increase was mainly attributable to depreciation and amortization as it relates to the Healthcare Operations from the Progressive Care acquisition on July 1, 2023, of approximately $1.5 million.

Total Other Income.

Our total other income decreased by approximately $217,000 for the six months ended June 30, 2024 when compared to the same period in 2023, and was mainly due to non-recurring write off of aged payables of approximately $0.2 million and Progressive Care management fee of approximately $0.1 million which was eliminated in consolidation during 2024 as a result of Progressive Care acquisition on July 1, 2023, change in foreign exchange rate of approximately $0.1 million, and partially offset by interest received of approximately $0.2 million.

Equity Method Investment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loss.

We recorded net losses of approximately $12.4 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase was a result of the factors described above.

Comprehensive Loss.

We recorded comprehensive losses for foreign currency translation adjustments of approximately $9,000 and $35,000 for the six months ended June 30, 2024 and 2023, respectively.  The change was primarily attributed to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2024, we had a cash balance of approximately $24.9 million. Our working capital was approximately $29.3 million at June 30, 2024.

Our current assets at June 30, 2024 decreased by 3.7% from December 31, 2023 primarily due to the Outfitter acquisition as of April 1, 2024.

Our current liabilities at June 30, 2024 decreased approximately $1.5 million from December 31, 2023 primarily due to the decrease in accounts payable as it relates to the timing of vendor payments.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

The following table summarizes our cash flows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net change in cash from:
Operating activities	$(379)	$(3,300)
Investing activities	(981)	(1,103)
Financing activities	(34)	6,153
Effect of exchange rate on cash	(36)	(35)
Change in cash	(1,430)	1,715
Cash at end of period	$24,877	$20,606

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flow from Operating Activities

Net cash flows used by operating activities totaled approximately $0.4 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively, and changed by approximately $2.9 million period over period. The favorable change of approximately $2.9 million was primarily attributable to the following when compared period over period:

● an unfavorable change in net loss of approximately $6.9 million;

● a favorable change in other non-cash items of approximately $9.3 million and include stock-based compensation, amortization, depreciation, impairment losses, and loss in equity of equity method investment;

● a favorable change in operating assets of approximately $1.7 million and mainly a result of an increase in inventory and prepaid expenses, and a decrease in accounts receivable, mainly due to the acquisitions of Progressive Care as of July 1, 2023 and Outfitter as of April 1, 2024;

● an unfavorable change in operating liabilities of approximately $1.2 million and mainly a result of decreased accounts payable due to timing of vendor payments and the acquisition of Progressive Care as of July 1, 2023.

Cash Flow from Investing Activities

Net cash flows used in investing activities were approximately $1.0 million for both six months ended June 30, 2024 and 2023. The cash outflow in 2024 was attributable to the acquisition of Outfitter, compared to the cash outflow in 2023 due to the additional investment in Progressive Care.

Cash Flow from Financing Activities

Net cash flows used in financing activities were approximately $34,000 for the six months ended June 30, 2024 primarily attributable to the repayment of notes payable, compared to cash provided by financing activities of approximately $6,153,000 for the six months ended June 30, 2023 primarily attributable the proceeds from a capital raise.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

A jury trial is set to occur during the trial court's two-week trial calendar, starting October 21, 2024.

On June 17, 2024, the Progressive Care was notified of a potential claim that a former employee allegedly suffered a loss due to a breach by Progressive Care of an employment contract with the former employee. Management believes, based on discussions with its legal counsel, that Progressive Care has meritorious defenses against the potential claim. Progressive Care will vigorously defend this matter if such claim is ultimately litigated or brought before an arbitrator. We cannot reasonably estimate the amount of the loss.

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

ITEM 5. OTHER INFORMATION

On August 11, 2024, the Company entered into a new employment agreement with David Phipps, the Company's President and Chief Executive Officer of Global Operations. The employment agreement has an initial term of three year and thereafter automatically renews for additional terms of one year each. Pursuant to the new employment agreement, Mr. Phipps's annual base salary is set at $350,000 per year and Mr. Phipps is entitled to receive an automobile allowance of $1,000 per month, a monthly bonus payment of $3,000, which is renewable on a quarterly basis until terminated by the Board, and an annual cash bonus if the Company exceeds criteria adopted by the Compensation Committee of the Board.

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1*	Merger Agreement and Plan of Reorganization by and among NextPlat Corp., Progressive Care LLC, and Progressive Care Inc., dated April 12, 2024 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2024).
10.1	Form of Lock-Up Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2024).
10.2	Employment Agreement, Dated as of August 11, 2024, by and between the Company and David Phipps.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this document have been omitted because they are not material and are the type that the Company treats as private and confidential.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2024	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Cecile Munnik
Cecile Munnik
Chief Financial Officer
(Principal Financial Officer)