Form 10-Q
period 2024-09-30
NextPlat Corp
filed 2024-11-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 8, 2024
Common Stock, $0.0001 par value	25,963,051

FORM 10-Q

INDEX

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning sales trends, gross margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 11, 2024 (“2023 Form 10-K”), this quarterly report on Form 10-Q for the three and nine months ended September 30, 2024, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying Unaudited Condensed Consolidated Financial Statements of NextPlat Corp, (“NextPlat,” the “Company,” “we,” or “our”), for the three and nine months ended September 30, 2024 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$20,360	$26,307
Accounts receivable, net	6,575	8,923
Receivables - other, net	1,235	1,846
Inventories, net	6,362	5,135
Unbilled revenue	219	189
VAT receivable	350	342
Prepaid expenses	484	640
Notes receivable due from related party, net of allowances of $63 and $0 at September 30, 2024 and December 31, 2023, respectively	206	256
Total Current Assets	35,791	43,638

Property and equipment, net	3,595	3,989

Goodwill	156	731
Intangible assets, net	555	14,423
Operating right of use assets, net	898	1,566
Finance right-of-use assets, net	10	22
Deposits	94	39
Prepaid expenses, net of current portion	—	61
Total Other Assets	1,713	16,842
Total Assets	$41,099	$64,469

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$8,531	$13,176
Contract liabilities	104	42
Notes payable	461	312
Due to related party	24	18
Operating lease liabilities	381	532
Finance lease liabilities	10	18
Income taxes payable	162	139
Total Current Liabilities	9,673	14,237

Long Term Liabilities:
Notes payable, net of current portion	1,080	1,211
Operating lease liabilities, net of current portion	553	929
Finance lease liabilities, net of current portion	—	5
Total Liabilities	11,306	16,382

Commitments and Contingencies	—	—

Equity
Preferred stock ($0.0001 par value; 3,333,333 shares authorized)	—	—
Common stock ($0.0001 par value; 50,000,000 shares authorized, 18,993,146 and 18,724,596 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	2	2
Additional paid-in capital	68,487	67,170
Accumulated deficit	(45,933)	(34,925)
Accumulated other comprehensive loss	(93)	(63)
Equity attributable to NextPlat Corp stockholders	22,463	32,184
Equity attributable to non-controlling interests	7,330	15,903
Total Equity	29,793	48,087

Total Liabilities and Equity	$41,099	$64,469

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales of products, net	$12,865	$12,789	$41,015	$18,622
Revenues from services	2,502	2,501	8,834	2,501
Revenue, net	15,367	15,290	49,849	21,123

Cost of products	11,799	10,634	35,539	15,003
Cost of services	48	71	174	71
Cost of revenue	11,847	10,705	35,713	15,074

Gross profit	3,520	4,585	14,136	6,049

Operating expenses:
Selling, general and administrative	2,293	4,187	6,516	7,496
Salaries, wages and payroll taxes	2,875	2,483	8,284	4,039
Impairment loss	3,729	—	13,653	—
Professional fees	2,144	521	4,133	1,385
Depreciation and amortization	478	871	2,287	1,201
Total operating expenses	11,519	8,062	34,873	14,121

Loss before other (income) expense	(7,999)	(3,477)	(20,737)	(8,072)

Other (income) expense:
Gain on sale or disposal of property and equipment	(98)	—	(98)	—
Interest expense	22	46	62	56
Interest earned	(183)	(210)	(596)	(393)
Other income	(2)	—	(2)	(316)
Foreign currency exchange rate variance	(119)	165	(87)	95
Total other (income) expense	(380)	1	(721)	(558)

Loss before income taxes and equity in net loss of affiliate	(7,619)	(3,478)	(20,016)	(7,514)

Income taxes	(45)	(23)	(92)	(75)
Loss before equity in net loss of affiliate	(7,664)	(3,501)	(20,108)	(7,589)

Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	—	6,138	—	6,138
Equity in net loss of affiliate	—	—	—	(1,440)
Net (loss) income	(7,664)	2,637	(20,108)	(2,891)

Net loss attributable to non-controlling interest	3,448	811	9,100	811
Net (loss) income attributable to NextPlat Corp	$(4,216)	$3,448	$(11,008)	$(2,080)

Comprehensive (loss) income:
Net (loss) income	$(7,664)	$2,637	$(20,108)	$(2,891)
Foreign currency (loss) gain	6	19	(30)	(16)
Comprehensive (loss) income	$(7,658)	$2,656	$(20,138)	$(2,907)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,216)	$3,448	$(11,008)	$(2,080)
Weighted number of common shares outstanding – basic	18,982	18,703	18,844	17,079
Weighted number of common shares outstanding – diluted	18,982	20,310	18,844	17,079

Basic (loss) earnings per share	$(0.22)	$0.18	$(0.58)	$(0.12)
Diluted (loss) earnings per share	$(0.22)	$0.17	$(0.58)	$(0.12)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

For the Three and Nine Months Ended September 30, 2024

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2023	18,725	$2	$67,170	$(34,925)	$(63)	$32,184	$15,903	$48,087
Stock-based compensation in connection with options granted	—	—	160	—	—	160	—	160
Stock-based compensation in connection with restricted stock awards	—	—	387	—	—	387	65	452
Capital contribution of non-controlling interests	—	—	—	—	—	—	122	122
Comprehensive loss	—	—	—	—	(27)	(27)	—	(27)
Net loss	—	—	—	(1,481)	—	(1,481)	(220)	(1,701)
Balance at March 31, 2024	18,725	2	67,717	(36,406)	(90)	31,223	15,870	47,093
Stock-based compensation in connection with options granted	—	—	159	—	—	159	—	159
Issuance of common stock related to restricted stock award	200	—	387	—	—	387	—	387
Issuance of common stock related to exercise of warrants	48	—	85	—	—	85	—	85
Comprehensive loss	—	—	—	—	(9)	(9)	—	(9)
Net loss	—	—	—	(5,311)	—	(5,311)	(5,432)	(10,743)
Balance at June 30, 2024	18,973	2	68,348	(41,717)	(99)	26,534	10,438	36,972
Stock-based compensation in connection with options granted	—	—	115	—	—	115	—	115
Issuance of common stock related to restricted stock award	20	—	24	—	—	24	340	364
Comprehensive loss	—	—	—	—	6	6	—	6
Net loss	—	—	—	(4,216)	—	(4,216)	(3,448)	(7,664)
Balance at September 30, 2024	18,993	$2	$68,487	$(45,933)	$(93)	$22,463	$7,330	$29,793

For the Three and Nine Months Ended September 30, 2023

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2022	14,402	$1	$56,963	$(31,147)	$(41)	$25,776	$—	$25,776
Issuance of common stock related to restricted stock award	39	—	61	—	—	61	—	61
Comprehensive loss	—	—	—	—	(23)	(23)	—	(23)
Net loss	—	—	—	(1,187)	—	(1,187)	—	(1,187)
Balance at March 31, 2023	14,441	1	57,024	(32,334)	(64)	24,627	—	24,627
Issuance of common stock related to April offering	3,429	1	5,999	—	—	6,000	—	6,000
Issuance of common stock related to exercise of warrants	105	—	184	—	—	184	—	184
Issuance of common stock related to restricted stock award	725	—	1,183	—	—	1,183	—	1,183
Stock-based compensation in connection with options granted	—	—	781	—	—	781	—	781
Comprehensive loss	—	—	—	—	(12)	(12)	—	(12)
Net loss	—	—	—	(4,341)	—	(4,341)	—	(4,341)
Balance at June 30, 2023	18,700	2	65,171	(36,675)	(76)	28,422	—	28,422
Acquisition of subsidiary and noncontrolling interests	—	—	(35)	—	—	(35)	15,957	15,922
Issuance of common stock related to restricted stock award	25	—	837	—	—	837	150	987
Stock-based compensation in connection with options granted	—	—	497	—	—	497	1,052	1,549
Comprehensive income	—	—	—	—	19	19	—	19
Net income (loss)	—	—	—	3,448	—	3,448	(811)	2,637
Balance at September 30, 2023	18,725	$2	$66,470	$(33,227)	$(57)	$33,188	$16,348	$49,536

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from e-Commerce Operations revenue	$9,862	$8,308
Cash received from Healthcare Operations revenue	43,162	9,138
Cash received from interest income	646	394
Cash received from other sources	367	280
Cash paid for inventory purchases and other costs of revenue	(36,803)	(12,963)
Cash paid for salaries and related expenses	(8,284)	(4,039)
Cash paid for other recurring operating expenses	(10,410)	(5,309)
Cash paid for interest expense	(41)	(56)
Cash paid for income taxes	(69)	—
Cash paid for merger costs and other non-recurring expenses	(3,418)	—
Net cash used in operating activities	(4,988)	(4,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(221)	(458)
Capital contributions to equity method investee	—	(1,506)
Proceeds from sale or disposal of property and equipment	98	—
Cash acquired in acquisition of Progressive Care subsidiary	—	7,352
Cash acquired in acquisition of Outfitter Satellite subsidiary	236	—
Cash paid in acquisition of Outfitter Satellite subsidiary	(1,094)	—
Net cash (used in) provided by investing activities	(981)	5,388

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	—	(3)
Issuance of common stock for PIPE transaction	—	6,000
Proceeds from exercise of warrants	85	690
Capital contribution of non-controlling interest	122	—
Payments on finance lease liabilities	(18)	(9)
Repayments of notes payable	(139)	(348)
Net cash provided by financing activities	50	6,330

Effect of exchange rate on cash	(28)	(16)

Net (decrease) increase in cash	(5,947)	7,455
Cash beginning of period	26,307	18,891
Cash end of period	$20,360	$26,346

Reconciliation of net loss to cash flow used by operating activities
Net loss	$(20,108)	$(2,891)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	596	540
Change in provision for doubtful accounts	(50)	12
Amortization of intangible assets	1,678	653
Amortization of right-of-use assets - operating leases	241	188
Amortization of right-of-use assets - finance leases	13	8
Write-off of right-of-use asset	111	—
Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	—	(6,138)
Impairment loss	13,653	—
Equity in net loss of affiliate	—	1,440
Stock-based compensation	1,637	4,561
Gain on sale or disposal of property and equipment	(98)	—
Accounts receivable	3,055	(3,897)
Inventories	(1,090)	(2,069)
Unbilled revenue	(30)	(27)
Prepaid expense	229	(343)
Notes receivable	75	(251)
Deposits	(55)	—
VAT receivable	(8)	63
Accounts payable and accrued expenses	(4,645)	4,118
Operating lease liabilities	(277)	(179)
Income taxes payable	23	84
Contract liabilities	62	(7)
Liabilities from discontinued operations	—	(112)
Net cash used in operating activities	$(4,988)	$(4,247)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context requires otherwise, references to the “Company”, “we”, “us”, “our”, “our Company”, or “our business” refer to NextPlat Corp and its subsidiaries.

Note 1. Organization and Nature of Operations

NextPlat Corp:

NextPlat Corp, a Nevada corporation (the “Company”, “NextPlat”, “we”), formerly Orbsat Corp was incorporated in 1997. The Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts on platforms such as Alibaba, Amazon and Walmart. These e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. Additionally, we provide a comprehensive array of Satellite Industry communication services and related equipment sales.

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

Progressive Care, LLC (formerly Progressive Care Inc.):

On April 12, 2024, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Progressive Care Inc. and Progressive Care LLC, a Nevada limited liability company and a direct, wholly owned subsidiary of the Company (“Progressive Care” or “Merger Sub”). On  October 1, 2024 and pursuant to the terms of the Merger Agreement, the Company, Progressive Care Inc. and Merger Sub entered into a business combination transaction pursuant to which Progressive Care Inc. merged with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity of the Merger. Following the Merger, Progressive Care LLC became be a wholly-owned subsidiary of NextPlat. Progressive Care Inc. previously became a controlled subsidiary of the Company on July 1, 2023, therefore the Merger had no financial impact to the Company.

The Merger Agreement and the transactions contemplated thereby were negotiated and approved by a Special Committee comprised of three of the Company’s independent directors. The Merger Agreement was also approved by the entirety of the Company’s board of directors.

The Company’s shareholders approved the Merger at the Company’s annual meeting held on September 13, 2024.

Progressive Care, through its wholly-owned subsidiaries, Pharmco, LLC (“Pharmco 901”), Touchpoint RX, LLC doing business as Pharmco Rx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”), and ClearMetrX Inc. (“ClearMetrX”) is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2023 Form 10-K, for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of comprehensive (loss) income, statements of changes in equity, and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The year-end balance sheet data for comparative purposes was derived from audited consolidated financial statements.

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

In the period ended September 30, 2024, the Company changed its presentation method on the statements of cash flows from the indirect method to the direct method. The Company has recast the Condensed Consolidated Statements of Cash Flows and related disclosures for the period ended September 30, 2023, to conform to the direct presentation method in the current period.

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

The exercise of the stock options, along with the entry into the voting agreement, resulted in a change in control of Progressive Care under the voting interest model in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combination, and was accounted for as a business acquisition. Therefore, Progressive Care became a consolidated subsidiary of the Company on July 1, 2023. The Company previously accounted for its equity interest in Progressive Care as an equity method investment. The consolidated results of operations for the period ended September 30, 2024, include the full nine months results of operations attributable to Progressive Care compared to the consolidated nine months ended September 30, 2023 which include only the three months results of operations attributable to Progressive Care due to Progressive Care becoming a consolidated subsidiary of the Company on July 1, 2023.

On April 12, 2024, NextPlat entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Progressive Care Inc, and Progressive Care LLC, a Nevada limited liability company and a direct, wholly owned subsidiary of NextPlat (“Merger Sub”). Pursuant to the terms of the Merger Agreement, upon the approval of NextPlat's and Progressive Care's shareholders, Progressive Care would merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity of the Merger. The result of which being that Progressive Care would become a wholly-owned subsidiary of NextPlat.

On September 13, 2024, the shareholders of each of NextPlat and Progressive Care approved the Merger Agreement and the transactions contemplated thereby.

On October 1, 2024, at 12:01 Eastern time, the Merger became effective and Progressive Care merged with and into Mergers Sub and thereby became a wholly owned subsidiary of NextPlat. In connection with the Merger, each share of Progressive Care common stock that was issued and outstanding immediately prior to the effective time of the Merger was converted into 1.4865 shares of NextPlat common stock, and each warrant to purchase Progressive Care common stock that was outstanding and unexercised immediately prior to the effective time of the Merger automatically converted into a warrant to purchase shares of NextPlat common stock with each such warrant having and being subject to the same terms and conditions (including vesting and exercisability terms) as were applicable to such Progressive Care warrant immediately before the effective time.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates

In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the periods then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in the business combination with Progressive Care and Outfitter, common stock and options issued for services, net realizable value of accounts receivables and other receivables, the useful lives of property and equipment and intangible assets, the estimate of the fair value of the lease liability and related right of use assets, pharmacy benefit manager (“PBM”) fee estimates, and the estimates of the valuation allowance on deferred tax assets.

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies for the nine months ended September 30, 2024. Selected accounting policy disclosures are provided below.

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, GTC, is maintained using the appropriate local currency, Great British Pound, as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of comprehensive (loss) income.

The relevant translation rates are as follows: for the nine months ended September 30, 2024, closing rate at $1.31 US$: GBP, quarterly average rate at $1.30 US$: GBP, for the nine months ended September 30, 2023, closing rate at $1.23 US$: GBP, quarterly average rate at $1.26 US$: GBP, for the year ended  December 31, 2023 closing rate at 1.27 US$: GBP, yearly average rate at 1.24 US$: GBP.

Unearned Revenue

Contract liabilities are shown separately in the condensed consolidated balance sheets as current liabilities. At September 30, 2024 and December 31, 2023, we had contract liabilities of approximately $104,000 and $42,000, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Direct and Indirect Remuneration (“DIR”) Fees

Progressive Care reports DIR fees as a reduction of revenue on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income. DIR fees are fees charged by PBMs to pharmacies for network participation as well as periodic reimbursement reconciliations. The Company accrues an estimate of PBM fees, including DIR fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of prescription revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known. Through December 31, 2023, for some PBMs, DIR fees were charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge the Company for these fees as reductions of reimbursements paid to the Company two to three months after the end of the trimester (e.g., DIR fees for September - December 2023 claims were clawed back by these PBMs in May - June 2024). As of December 31, 2023, DIR fees that were not collected at the time of claim settlement, the Company recorded an accrued liability for estimated DIR fees that were fully collected by the PBMs by the end of the second quarter of 2024. Effective January 1, 2024, all PBMs began charging DIR fees at the time of the settlement of a pharmacy claim.

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

Subsequent Events

On October 1, 2024, the Company completed the Merger of Progressive Care, which Progressive Care became a wholly-owned subsidiary of the Company. See “Note 2. Basis of Presentation and Principles of Consolidation” for more details of the transaction.

On October 15, 2024, the Company settled its ongoing lawsuit with Mr. Thomas Seifert, the Company’s former Chief Financial Officer. Under the terms of the settlement, the Company agreed to pay to Mr. Seifert $150,000 and to reimburse him for legal costs in the amount of $600,000. In exchange, the Company and Mr. Seifert each agreed to dismiss the lawsuit with prejudice and to release the other party from all claims.

The Company has evaluated subsequent events through the date of this filing, the date the condensed consolidated financial statements were available to be issued.

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

Identifiable Intangible Assets

The initial recognition of Progressive Care’s identifiable intangible assets, resulting from the acquisition on July 1, 2023 and the application of push-down accounting, were measured using Level 3 inputs. The fair value at the date of acquisition was approximately $14.7 million.

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

(1) 10-year amortization period

(2) 5-year amortization period

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Revenue

The following table disaggregates net revenues by categories (in thousands):

	Three Months Ended September 30,
	2024	2023
Sales of products, net:
e-Commerce revenue	$3,834	$2,931
Pharmacy prescription and other revenue, net of PBM fees	9,076	9,888
Sub total	12,910	12,819
Revenues from services:
Pharmacy 340B contract revenue	2,457	2,471

Revenues, net	$15,367	$15,290

	Nine Months Ended September 30,
	2024	2023
Sales of products, net:
e-Commerce revenue	$10,210	$8,764
Pharmacy prescription and other revenue, net of PBM fees	30,922	9,888
Sub total	41,132	18,652
Revenues from services:
Pharmacy 340B contract revenue	8,717	2,471

Revenues, net	$49,849	$21,123

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

The components of basic and diluted EPS were as follows (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to NextPlat Corp common shareholders	$(4,216)	$3,448	$(11,008)	$(2,080)

Basic weighted average common shares outstanding	18,982	18,703	18,844	17,079
Potentially dilutive common shares	—	1,607	—	—
Diluted weighted average common shares outstanding	18,982	20,310	18,844	17,079

Weighted average (loss) earnings per common share - basic	$(0.22)	$0.18	(0.58)	$(0.12)
Weighted average (loss) earnings per common share - diluted	$(0.22)	$0.17	$(0.58)	$(0.12)

Potentially dilutive common shares excluded from the calculation of diluted weighted average (loss) earnings per common share:
Stock options	7	232	38	162
Common stock purchase warrants	—	1,375	—	876
	7	1,607	38	1,038

Note 8. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Gross accounts receivable – trade	$6,734	$9,195
Less: allowance for doubtful accounts	(159)	(272)
Accounts receivable – trade, net	$6,575	$8,923

The Company decreased the allowance for credit losses in the amount of approximately $0.1 million and $12,000 for the nine months ended September 30, 2024 and 2023, respectively.

Accounts receivable – trade, net for the Company as of January 1, 2023 and  September 30, 2023 were approximately $0.4 million and $7.8 million, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$6,448	$5,195
Less reserve for obsolete inventory	(86)	(60)
Total	$6,362	$5,135

Note 10. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Appliques	$2,160	$2,160
Building	2,116	2,116
Vehicles	674	595
Website development	618	587
Office furniture and fixtures	556	527
Land	184	184
Leasehold improvements	177	124
Computer equipment	123	117
Rental equipment	88	60
Construction in progress	—	22
Property and equipment gross	6,696	6,492
Less: accumulated depreciation	(3,101)	(2,503)
Property and equipment, net	$3,595	$3,989

Depreciation expense was approximately $0.6 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Goodwill and Intangible Assets, net

Goodwill

During the nine months ended September 30, 2024, the Company concluded that the carrying amount of the Healthcare Operations reporting segment exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of approximately $0.7 million. An interim impairment assessment was considered necessary as a result of the sustained decline in the Healthcare Operations stock price and related market capitalization. The goodwill impairment charge is reflected in Impairment loss in the Condensed Consolidated Statements of Comprehensive (Loss) Income. With the assistance of a third-party valuation firm, the fair value of the Healthcare Operations reporting segment was determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows (level 3 nonrecurring fair value measurement). The income approach requires several assumptions including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for the business, estimation of the useful life over which cash flows will occur, and determination of the weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit. The long-term growth rate used in the impairment was 3.0% and the weighted average cost of capital used in the impairment was 13.5%.

The following table reflects changes in the carrying amount of goodwill during the periods presented by reportable segments (in thousands):

	e-Commerce Operations	Healthcare Operations	Total
Goodwill, net as of December 31, 2023	$—	$731	$731

Changes in Goodwill during the period ended September 30, 2024:
Goodwill acquired - Outfitter acquisition	301	—	301
Deferred tax effect of intangible basis difference (1)	(145)	—	(145)
Impairment loss	—	(731)	(731)
Goodwill, net as of September 30, 2024	$156	$—	$156

(1) Decrease related to book tax basis difference of intangible assets arising for the business acquisition of Outfitter.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangibles

During the nine months ended September 30, 2024, the Company performed an impairment assessment of long-lived assets as it relates to the Healthcare Operations reporting segment due to the decline in future projected revenues and cash flows. As a result, the Company completed a recoverability test and concluded that the asset groups were not fully recoverable as the undiscounted expected future cash flows did not exceed their carrying amounts. The Company, with the assistance of a third-party valuation firm, determined the fair value of the asset groups using an income approach utilizing undiscounted estimated future cash flows (level 3 nonrecurring fair value measurement). The income approach requires several assumptions including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, and estimation of the useful life over which cash flows will occur. The carrying amount of certain assets in the asset group exceeded the fair value, resulting in the recognition of a non-cash impairment charge to intangible assets of approximately $12.8 million for the nine months ended September 30, 2024 (reflected in Impairment loss in the Condensed Consolidated Statements of Comprehensive (Loss) Income).

Intangible assets, net consisted of the following (in thousands):

	September 30, 2024
	Gross amount	Accumulated amortization	Net amount
Trade names	$185	$(10)	$175
Customer contracts	665	(285)	380
Total intangible assets	$850	$(295)	$555

	December 31, 2023
	Gross amount	Accumulated amortization	Net amount
Pharmacy records	$8,130	$(807)	$7,323
Trade names	4,700	(224)	4,476
Developed technology	2,880	(281)	2,599
Customer contracts	250	(225)	25
Total intangible assets	$15,960	$(1,537)	$14,423

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes to the gross carrying amount, accumulated amortization, and net book value of total intangible assets by reporting unit during the nine months ended September 30, 2024 were as follows (in thousands):

	e-Commerce Operations	Healthcare Operations	Total
Balances at December 31, 2023:
Gross amount	$250	$15,710	$15,960
Accumulated amortization	(225)	(1,312)	(1,537)
Net amount	25	14,398	14,423

Changes during the nine months ended September 30, 2024:
Outfitter acquisition	600	—	600
Accumulated amortization expense	(70)	(1,608)	(1,678)
Impairment - gross amount	—	(15,710)	(15,710)
Impairment - accumulated amortization	—	2,920	2,920
Net amount	530	(14,398)	(13,868)

Balances at September 30, 2024:
Gross amount	850	—	850
Accumulated amortization	(295)	—	(295)
Net amount	$555	$—	$555

For the nine months ended September 30, 2024 and 2023, the Company recognized amortization expense of approximately $1.7 million and $0.7 million, respectively.

The following table represents the total estimated future amortization of intangible assets for the five succeeding years and thereafter as of September 30, 2024 (in thousands):

Year	Amount
2024 (remaining three months)	$32
2025	102
2026	102
2027	102
2028	102
Thereafter	115
Total	$555

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$7,803	$12,142
Accrued wages and payroll liabilities	449	200
Accrued other liabilities	158	187
Customer deposits payable	121	76
Accrued PBM fees	—	571
Total	$8,531	$13,176

Note 13. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
A. Mortgage note payable - commercial bank - collateralized	$1,073	$1,140
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	279	255
Insurance premiums financing	164	103
Subtotal	1,541	1,523
Less: current portion of notes payable	(461)	(312)
Long-term portion of notes payable	$1,080	$1,211

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

(B) Note Payable – Uncollateralized

As of September 30, 2024 the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

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

In April 2021, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of  September 30, 2024 and  December 31, 2023 on the note payable was approximately $3,000 and $6,000, respectively.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $62,000 and $71,000 as of  September 30, 2024 and December 31, 2023, respectively.

In September 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The note was paid in full as of September 30, 2024. The balance outstanding on the note payable was approximately $10,000 as of  December 31, 2023.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principal outstanding as of  September 30, 2024, is expected to be repayable as follows (in thousands):

Year	Amount
2024 (remaining three months)	$163
2025	343
2026	158
2027	124
2028	753
Thereafter	—
Total	$1,541

Note 14. Equity

Stock-based compensation expense is recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Comprehensive (Loss) Income. For the nine months ended September 30, 2024 and 2023, stock-based compensation expense was approximately $1.6 million and $4.6 million, respectively. There were no income tax benefits recognized from stock-based compensation during the nine months ended September 30, 2024 and 2023 due to cumulative losses and valuation allowances.

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. As of September 30, 2024 and  December 31, 2023 there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of September 30, 2024, 18,993,146 shares of common stock were issued and outstanding.

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

Note 15. Related Party Transactions

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

On February 1, 2023, the Company entered into a Management Services Agreement with Progressive Care to provide certain management and administrative services to Progressive Care for a $25,000 per month fee. During May 2023 the management fee was reduced to $20,000 per month. During the nine months ended September 30, 2023, the Company received approximately $175,000 from Progressive Care as management fees. The management fees in the amount of approximately $180,000 for the nine months ended September 30, 2024 are eliminated as a result of the Progressive Care consolidation as of July 1, 2023.

On May 5, 2023, the Company entered into a Securities Purchase Agreement with Progressive Care, pursuant to which the Company agreed to purchase 455,000 newly issued Units of securities from Progressive Care at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of Progressive Care common stock, par value $0.0001 per share, and one common stock purchase warrant to purchase a share of Progressive Care common Stock (the “PIPE Warrants”)

On May 9, 2023, pursuant to the Debt Conversion Agreement (“DCA”), the Company received 570,599 shares of Progressive Care common stock, Charles M. Fernandez received 228,240 shares of Progressive Care common stock, and Rodney Barreto received 228,240 shares of Progressive Care common stock. To induce the approval of the debt conversion pursuant to the DCA, Messrs. Fernandez and Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Progressive Care common stock, respectively. In addition, the Company and Messrs. Fernandez and Barreto also received a common stock purchase warrant to purchase one share of Progressive Care common stock for each share of Progressive Care common stock they received upon conversion of the Note.

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

Next Borough Capital Fund, LP.

On July 7, 2023, the Company entered into an unsecured promissory note agreement with Next Borough Capital Management, LLC (“the Borrower”), whereby the Company loaned $250,000 to the Borrower. The note bears interest at an annual rate of 7%. The outstanding principal balance of the note plus all accrued unpaid interest was due and payable on July 7, 2024, the Maturity Date. The Maturity Date was extended until November 8, 2024, which the note was paid in full. Each of the Company, Charles M. Fernandez, Robert D. Keyser, Jr., eAperion Partners, LLC, and a revocable trust of Rodney Barreto are members of the Borrower. The net realizable value of the note as of  September 30, 2024 was approximately $206,000, net of an allowance of approximately $63,000. The balance as of December 31, 2023 was approximately $256,000. The note is recorded in Notes receivable due from related party in the Condensed Consolidated Balance Sheets.

Other

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

Note 16. Commitments and Contingencies

Litigation

On June 22, 2021, Thomas Seifert’s employment as the Company’s Chief Financial Officer was terminated for cause. Mr. Seifert asserts that the termination was not for cause and that he is owed compensation payable under his June 2, 2021 employment agreement. The Company’s position is that Mr. Seifert is not owed any additional compensation relating to his prior service with the Company or arising under any employment agreement. The Company and Mr. Seifert are currently engaged in litigation over the matter of his employment and termination. The Company believes it has adequate defenses to Mr. Seifert’s claims and has asserted affirmative claims for relief against Mr. Seifert including, but not limited to, breach of the employment agreement, breach of his fiduciary duties, fraud in the inducement in connection with the employment agreement, fraudulent misrepresentation, and constructive fraud. A detailed recitation of the Company’s factual allegations supporting these claims can be found in the Company’s Second Amended Complaint, filed June 21, 2022. Subsequent to September 30, 2024, the Company settled with Mr. Seifert on October 15, 2024. Under the terms of the settlement, the Company agreed to pay to Mr. Seifert $150,000 and to reimburse him for legal costs in the amount of $600,000. In exchange, the Company and Mr. Seifert each agreed to dismiss the lawsuit with prejudice and to release the other party from all claims.

On June 17, 2024, Progressive Care was notified of a potential claim by a former employee who allegedly suffered a loss due to an alleged breach by Progressive Care of such former employee's employment contract. Management believes, based on discussions with its legal counsel, that Progressive Care has meritorious defenses against the former employee’s claim. Since receipt of the notice of the claim, Progressive Care filed a petition for arbitration against the former employee, asserting that it was the employee who breached the employment contract. Progressive Care will prosecute its claims and will defend any counterclaims vigorously as Progressive Care believes it will prevail on the merits. At this time, we cannot reasonably estimate the amount of the loss.

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

Operating Lease Agreements

Right-of-use (“ROU”) assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of September 30, 2024 and December 31, 2023, we have recognized impairment losses for ROU assets of approximately $0.1 million and $0, respectively.

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

On December 2, 2021, NextPlat entered into a 62-month lease for 4,141 square feet of office space in Florida (“Florida Lease”), for $186,345 annually. The rent increases 3% annually. The Florida Lease commenced upon occupancy on June 13, 2022, and will expire on August 31, 2027. The Florida Lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company’s share of the landlord’s operating expenses.

For our facilities in Poole, England, we rent office and warehouse space of approximately 2,660 square feet for £30,000 annually or approximately USD $37,107, based on a yearly average exchange rate of 1.24 GBP: USD. The Poole lease was renewed on October 6, 2022, which expired October 31, 2023 and was renewed for an additional twelve months. On August 1, 2024 we relocated from our previous location in Poole, England to a new facility in Poole and entered into a new lease for office and warehouse space. This is a three-year lease and expires on July 31, 2027. The annual rent is approximately £14,000 through July 31, 2025, approximately £30,000 through July 31, 2026,  and approximately £26,000 through July 31, 2027.

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

In June 2023, NextPlat entered into a 36-months lease to lease twenty-five (25) hours in a Phenom 300 aircraft, for approximately $200,650 annually. The rent increases 3% annually. The lease commenced on June 7, 2023. In June 2024, NextPlat terminated the lease and paid a lease termination fee in the amount of $0.1 million. The remaining carrying value, net of the ROU asset and liability in the amount of $0.1 million, was written off and recorded in selling, general and administrative expense on the Condensed Consolidated Statements of Comprehensive (Loss) Income.

Note 18.  Reportable Segments

The Company has two reportable segments: (i) e-Commerce Operations, which involves acquiring and leasing, primarily an e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue, and other related businesses and (ii) Healthcare Operations, which provides third party administrator (TPA), data management, COVID-19 related diagnostics and vaccinations, prescription pharmaceuticals, compounded medications, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management.

The Company evaluates the performance of each of the segments based on profit or loss after general and administrative expenses. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

The following tables present a summary of the reportable segments (in thousands):

For the Three Months Ended September 30, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$—	$9,076	$—	$9,076
e-Commerce revenue	3,834	—	—	3,834
Pharmacy 340B contract revenue	—	2,457	—	2,457
Revenues, net	$3,834	$11,533	$—	$15,367

Expenses:
Cost of revenue	2,756	9,091	—	11,847
Selling, general and administrative	969	1,384	(60)	2,293
Salaries, wages and payroll taxes	617	2,258	—	2,875
Impairment loss	—	3,729	—	3,729
Professional fees	1,481	663	—	2,144
Depreciation and amortization	141	337	—	478
Total expenses	5,964	17,462	(60)	23,366
Loss before other (income) expense	(2,130)	(5,929)	60	(7,999)
Other income	(324)	(116)	60	(380)
Loss before income taxes	(1,806)	(5,813)	—	(7,619)
Income taxes	(45)	—	—	(45)
Net loss	$(1,851)	$(5,813)	$—	$(7,664)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Three Months Ended September 30, 2023	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$—	$9,888	$—	$9,888
e-Commerce revenue	2,931	—	—	2,931
Pharmacy 340B contract revenue	—	2,471	—	2,471
Revenues, net	$2,931	$12,359	$—	$15,290

Expenses:
Cost of revenue	2,127	8,578	—	10,705
Selling, general and administrative	1,978	2,269	(60)	4,187
Salaries, wages and payroll taxes	564	1,919	—	2,483
Professional fees	278	243	—	521
Depreciation and amortization	164	707	—	871
Total expenses	5,111	13,716	(60)	18,767
Loss before other (income) expense	(2,180)	(1,357)	60	(3,477)
Other (income) expense	(76)	17	60	1
Loss before income taxes	(2,104)	(1,374)	—	(3,478)
Income taxes	(23)	—	—	(23)
Loss before equity method investment	(2,127)	(1,374)	—	(3,501)
Gain on equity method investment	6,138	—	—	6,138
Equity in net loss of affiliate	—	—	—	—
Net loss	$4,011	$(1,374)	$—	$2,637

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Nine Months Ended September 30, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$—	$30,922	$—	$30,922
e-Commerce revenue	10,210	—	—	10,210
Pharmacy 340B contract revenue	—	8,717	—	8,717
Revenues, net	$10,210	$39,639	$—	$49,849

Expenses:
Cost of revenue	7,217	28,496	—	35,713
Selling, general and administrative	3,517	3,179	(180)	6,516
Salaries, wages and payroll taxes	1,744	6,540	—	8,284
Impairment loss	—	13,653	—	13,653
Professional fees	2,608	1,525	—	4,133
Depreciation and amortization	417	1,870	—	2,287
Total expenses	15,503	55,263	(180)	70,586
Loss before other (income) expense	(5,293)	(15,624)	180	(20,737)
Other income	(735)	(166)	180	(721)
Loss before income taxes	(4,558)	(15,458)	—	(20,016)
Income taxes	(92)	—	—	(92)
Net loss	$(4,650)	$(15,458)	$—	$(20,108)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Nine Months Ended September 30, 2023	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Pharmacy prescription and other revenue, net of PBM fees	$—	$9,888	$—	$9,888
e-Commerce revenue	8,764	—	—	8,764
Pharmacy 340B contract revenue	—	2,471	—	2,471
Revenues, net	$8,764	$12,359	$—	$21,123

Expenses:
Cost of revenue	6,495	8,579	—	15,074
Selling, general and administrative	5,287	2,269	(60)	7,496
Salaries, wages and payroll taxes	2,120	1,919	—	4,039
Professional fees	1,143	242	—	1,385
Depreciation and amortization	493	708	—	1,201
Total expenses	15,538	13,717	(60)	29,195
Loss before other (income) expense	(6,774)	(1,358)	60	(8,072)
Other (income) expense	(635)	17	60	(558)
Loss before income taxes	(6,139)	(1,375)	—	(7,514)
Income taxes	(75)	—	—	(75)
Loss before equity method investment	(6,214)	(1,375)	—	(7,589)
Gain on equity method investment	6,138	—	—	6,138
Equity in net loss of affiliate	(1,440)	—	—	(1,440)
Net loss	$(1,516)	$(1,375)	$—	$(2,891)

	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Total assets as of September 30, 2024	$38,566	$19,212	$(16,679)	$41,099

Total assets as of December 31, 2023	$40,764	$40,384	$(16,679)	$64,469

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19. Concentrations

e-Commerce Operations concentrations:

Customers:

Sales to customers through Amazon accounted for 35.8% and 49.1% of the Company’s revenues during the nine months ended September 30, 2024 and 2023, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024		2023
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$378	14.5%	$—	—%
Garmin	$373	14.3%	$444	23.2%
Globalstar	$280	10.8%	$186	9.7%
Maklink	$264	10.1%	$—	—%

	For the Nine Months Ended September 30,
	2024		2023
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$1,314	18.1%	$798	12.0%
Garmin	$867	12.0%	$1,494	22.5%
Globalstar	$754	10.4%	$706	10.6%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic:

The following table sets forth revenue as to each geographic location (in thousands):

	For the Three Months Ended September 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Europe	$2,018	52.6%	$1,715	58.5%
North America	1,349	35.2%	737	25.1%
South America	10	0.3%	432	14.7%
Asia and Pacific	429	11.2%	24	0.8%
Africa	28	0.7%	23	0.8%
	$3,834	100%	$2,931	100%

	For the Nine Months Ended September 30,
	2024		2023
	Amount	% of Total	Amount	% of Total
Europe	$5,434	53.2%	$5,382	61.4%
North America	2,894	28.3%	2,194	25.0%
South America	41	0.4%	1,026	11.7%
Asia and Pacific	1,275	12.5%	121	1.4%
Africa	566	5.5%	41	0.5%
	$10,210	100%	$8,764	100%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Healthcare operations concentrations:

Suppliers:

Progressive Care had significant concentrations with one vendor. The purchases from this significant vendor were 98.0% of total vendor purchases for the nine months ended September 30, 2024.

Customers:

Progressive Care trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Progressive Care derives a significant portion of sales from prescription drug sales reimbursed through prescription drug plans administered by PBM companies. Prescription reimbursements from our three most significant PBMs were as follows:

Nine Months Ended September 30, 2024
A	29%
B	25%
C	11%

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

Overview

e-Commerce Operations:

Leveraging the e-commerce experience of the Company’s management team and the Company’s existing e-commerce platforms, the Company has embarked upon the rollout of a state-of-the-art e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-Commerce presence and revenue, which we expect will become the focus of the Company’s business in the future. Historically, the business of NextPlat has been the provision of a comprehensive array of Satellite Industry communication services, and related equipment sales. The Company operates two main e-commerce websites as well as 25 third-party e-Commerce storefronts such as Alibaba, Amazon, and Walmart. These e-Commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. NextPlat has announced its intention to broaden its e-commerce platform and is implementing comprehensive systems upgrades to support this initiative.

e-Commerce transaction volumes at the Company’s owned and operated websites in the UK and Unites States continued to grow throughout the third quarter setting monthly performance records.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Healthcare Operations:

Progressive Care, through its wholly-owned subsidiaries, currently owns and operates five pharmacies, which generate most of its pharmacy revenues, which is derived from dispensing medications to their patients. Progressive Care also provides patient health risk reviews and free same-day delivery.

Progressive Care provides third party administrator (TPA), data management, COVID-19 related diagnostics and vaccinations, prescription pharmaceuticals, compounded medications, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management.  Progressive Care and its subsidiaries are focused on improving the lives of patients with complex chronic diseases through a patient and provider engagement and their partnerships with payors, pharmaceutical manufacturers, and distributors. Progressive Care offers a broad range of solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs.

Progressive Care’s pharmacies also provide contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program. Under the terms of these agreements, Progressive Care’s pharmacies act as a pass-through for reimbursements on prescription claims adjudicated on behalf of the 340B covered entities in exchange for a dispensing fee per prescription. These fees vary by the covered entity and the level of services provided by Progressive Care.

Progressive Care’s focus is on complex chronic diseases that generally require multiyear or lifelong therapy, which drives recurring revenue and sustainable growth. Progressive Care’s pharmacy services revenue growth is from expanding its services, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and additions of new customers due to its focus on higher patient engagement, benefit of free delivery to the patient, and clinical expertise. The pharmacies also expand revenue growth through the signing of new contract pharmacy service and data management contracts with 340B covered entities.

Progressive Care provides data management and TPA services for 340B covered entities, pharmacy analytics, and programs to manage Healthcare Effectiveness Data and Information Set (HEDIS) Quality Measures including Medication Adherence. These offerings cater to the need for frontline providers to understand best practices, patient behaviors, care management processes, and the financial mechanisms behind these decisions. ClearMetrX provides data access, and actionable insights that providers and support organizations can use to improve their practice and patient care. ClearMetrX’s TPA services include management of wholesale accounts, patient eligibility with regard to the 340B drug program, development and review of 340B policies and procedures, and management of receivables.

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

On April 12, 2024, NextPlat entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Progressive Care Inc, and Progressive Care LLC, a Nevada limited liability company and a direct, wholly owned subsidiary of NextPlat (“Merger Sub”). Pursuant to the terms of the Merger Agreement, upon the approval of NextPlat's and Progressive Care's shareholders, Progressive Care would merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity of the Merger. The result of which being that Progressive Care would become a wholly-owned subsidiary of NextPlat.

On September 13, 2024, the shareholders of each of NextPlat and Progressive Care approved the Merger Agreement and the transactions contemplated thereby.

On October 1, 2024, at 12:01 Eastern time, the Merger became effective and Progressive Care merged with and into Mergers Sub and thereby became a wholly owned subsidiary of NextPlat. In connection with the Merger, each share of Progressive Care common stock that was issued and outstanding immediately prior to the effective time of the Merger was converted into 1.4865 shares of NextPlat common stock, and each warrant to purchase Progressive Care common stock that was outstanding and unexercised immediately prior to the effective time of the Merger automatically converted into a warrant to purchase shares of NextPlat common stock with each such warrant having and being subject to the same terms and conditions (including vesting and exercisability terms) as were applicable to such Progressive Care warrant immediately before the effective time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The significant accounting policies of the Company were described in Note 1. to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023.  There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K. The most recently adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 3 in the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue, net	$15,367	$15,290	$77	1%
Cost of revenue	11,847	10,705	1,142	11%
Gross profit	3,520	4,585	(1,065)	(23)%
Operating expenses	11,519	8,062	3,457	43%
Loss before other (income) expense	(7,999)	(3,477)	(4,522)	130%
Other (income) expense	(380)	1	(381)	nm
Loss before income taxes	(7,619)	(3,478)	(4,141)	119%
Income taxes	(45)	(23)	(22)	96%
Loss before equity method investment	(7,664)	(3,501)	(4,163)	119%
Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	—	6,138	(6,138)	(100)%
Net (loss) income	(7,664)	2,637	(10,301)	(391)%
Net loss attributable to non-controlling interest	3,448	811	2,637	325%
Net (loss) income attributable to NextPlat Corp.	$(4,216)	$3,448	$(7,664)	(222)%

nm = not meaningful

For the three months ended September 30, 2024 and 2023, we recognized overall revenue from operations of approximately $15.4 million and $15.3 million, respectively, an overall increase of approximately $0.1 million for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023. The increase in revenue was primarily attributable to an increase of approximately $0.9 million from e-Commerce Operations, offset by a decrease of approximately $0.8 million from Healthcare Operations.

Gross profit margins decreased from approximately 30.0% for the three months ended September 30, 2023, to 22.9% for the three months ended September 30, 2024. The decrease in gross profit margins during the third quarter of 2024 compared to the same period in 2023, was primarily attributable to the decrease in reimbursement rates experienced in Healthcare Operations. The gross profit margins remained consistent for e-Commerce Operations for the third quarter of 2024 compared to the same period in 2023

Loss before other (income) expense increased by approximately $4.5 million for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023, as a result of the increase in operating expenses of approximately $3.5 million and the decrease in gross profit of approximately $1.1 million See detailed discussion below. The increase in operating expenses included non-recurring expenses and losses that are not indicative of our regular operations, including impairment losses of approximately $3.7 million and approximately $1.4 million of non-recurring operating expenses associated with our merger with Progressive Care. Without those non-recurring items, loss before other (income) expense would have been approximately $2.9 million for the three months ended September 30, 2024 compared to $3.5 million for the three months ended September 30, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Three Months Ended September 30,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net:
e-Commerce revenue	$3,834	25%	$2,931	19%	$903	31%
Pharmacy prescription and other revenue, net of PBM fees	9,076	59%	9,888	65%	(812)	(8)%
Sub total	12,910	84%	12,819	84%	91	1%
Revenues from services:
Pharmacy 340B contract revenue	2,457	16%	2,471	16%	(14)	(1)%

Revenues, net	$15,367	100%	$15,290	100%	$77	1%

Revenue, net for the three months ended September 30, 2024, consisted of e-Commerce sales of satellite phones, tracking devices, accessories, and airtime plans, pharmacy prescription revenues, and 340B contract revenues. For the three months ended September 30, 2024, overall revenues were approximately $15.4 million compared to $15.3 million for the three months ended September 30, 2023, an increase in of approximately $0.1 million or 0.5%.

Total e-Commerce revenues were approximately $3.8 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively, an increase of approximately $0.9 million mainly due to the Outfitter acquisition on April 1, 2024.

Total pharmacy prescription and 340B contract revenues were approximately $11.5 million and $12.4 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $0.8 million. The decrease was primarily due to a decrease in pharmacy prescription reimbursement rates. The pharmacy filled approximately 128,000 and 122,000 prescriptions for the three months ended September 30, 2024 and 2023, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Selling, general and administrative	$2,293	$4,187	$(1,894)	(45)%
Salaries, wages and payroll taxes	2,875	2,483	392	16%
Impairment loss	3,729	—	3,729	100%
Professional fees	2,144	521	1,623	312%
Depreciation and amortization	478	871	(393)	(45)%
Operating expenses	$11,519	$8,062	$3,457	43%

Total operating expenses for the three months ended September 30, 2024, were approximately $11.5 million, an increase of approximately $3.5 million, or 42.9%, from total operating expenses for the three months ended September 30, 2023, of approximately $8.1 million. Factors contributing to the increase are described below.

Selling, general and administrative expenses were approximately $2.3 million and $4.2 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $1.9 million or 45.2%. The decrease for the three months ended September 30, 2024, was mainly attributable to the decrease in stock-based compensation of approximately $2.1 million, partially offset by an increase in operating expenses of approximately $0.1 million related to the Outfitter acquisition on April 1, 2024, and an increase of approximately $0.1 million related to an allowance for credit losses on the note receivable from related party for the Next Borough Capital Fund, LP unsecured promissory note.

Salaries, wages and payroll taxes were approximately $2.9 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, an increase of approximately $0.4 million or 15.8%. The increase was mainly attributable to an increased headcount in our Healthcare Operations of approximately $0.3 million and approximately $0.1 million related to the Outfitter acquisition on April 1, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company performed a long-lived assets impairment test as it relates to the Healthcare Operations reporting segment during the three months ended September 30, 2024 and it was determined that the carrying amount of the asset group at September 30, 2024 exceeded its fair value resulting in the Company recording a non-cash impairment charge to certain long-lived assets, primarily intangible assets, of approximately $3.7 million during the period. Refer to Note 11. Goodwill and Intangible Assets to our quarterly financials for additional details on the impairment charge, valuation methodologies, inputs used in the fair value measurements, and the changes in intangible assets for the period.

Professional fees were approximately $2.1 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, an increase of approximately $1.6 million or 311.5%. The increase was mainly attributable to the settlement of litigation and associated legal fees with the e-Commerce Operations of approximately $1.0 million, legal and consulting fees as it relates to the merger of Progressive Care of approximately $0.4 million, and fees associated with the shareholders meetings held during September 2024 of approximately $0.2 million. Management does not expect these increases in professional fees to be recurring expenses in the foreseeable future and are not indicative of projected full year results.

Depreciation and amortization expenses were approximately $0.5 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $0.4 million or 45.1%. The decrease was attributable to the decrease in intangible assets amortization related to Healthcare Operations of approximately $0.4 million.

Total Other Income

Our total other income increased by approximately $0.4 million for the three months ended September 30, 2024 when compared to same period in 2023.The increase consisted of gain on disposal of property and equipment of approximately $0.1 million and a favorable change in foreign currency rates approximately $0.3 million.

Equity Method Investment

For the three months ended September 30, 2023, we recorded a gain on the remeasurement of fair value of equity method investment of our affiliate, Progressive Care, of approximately $6.1 million which was accounted for as an equity method investment. Effective July 1, 2023, Progressive Care became a consolidated subsidiary of the Company, which resulted in a change in the accounting treatment from equity method to consolidation.

Net (Loss) Income

We recorded net (loss) income of approximately ($7.7 million) and $2.6 million for the three months ended September 30, 2024 and 2023, respectively. The change was a result of the factors described above.

Comprehensive (Loss) Income

We recorded comprehensive (loss) income for foreign currency translation adjustments of approximately ($6,000) and $19,000 for the three months ended September 30, 2024 and 2023, respectively. The change was primarily attributed to exchange rate variances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue, net	$49,849	$21,123	$28,726	136%
Cost of revenue	35,713	15,074	20,639	137%
Gross profit	14,136	6,049	8,087	134%
Operating expenses	34,873	14,121	20,752	147%
Loss before other income	(20,737)	(8,072)	(12,665)	157%
Other income	(721)	(558)	(163)	29%
Loss before income taxes	(20,016)	(7,514)	(12,502)	166%
Income taxes	(92)	(75)	(17)	23%
Loss before equity method investment	(20,108)	(7,589)	(12,519)	165%
Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	—	6,138	(6,138)	(100)%
Equity in net loss of affiliate	—	(1,440)	1,440	(100)%
Net loss	(20,108)	(2,891)	(17,217)	596%
Net loss attributable to noncontrolling interest	9,100	811	8,289	nm
Net loss attributable to NextPlat Corp.	$(11,008)	$(2,080)	$(8,928)	429%

nm = not meaningful

For the nine months ended September 30, 2024 and 2023, we recognized overall revenue from operations of approximately $49.8 million and $21.1 million, respectively, an overall increase of approximately $28.7 million for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023. The increase in revenue was primarily attributable to an increase of approximately $27.3 million from the Healthcare Operations reportable segment as a result of the Progressive Care acquisition on July 1, 2023, and approximately $1.5 million as it relates to the e-Commerce Operations reportable segment.

Gross profit margins remained fairly consistent at approximately 28% for both the nine months ended September 30, 2024 and 2023. Healthcare Operations continues to experience pressures from medication price increases despite reimbursement rates not keeping pace with those increases.

Our loss before other income increased by approximately $12.7 million for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023, as a result of the increase in operating expenses of approximately $20.8 million, offset by the increase in gross profit of approximately $8.1 million. The increase in operating expenses included non-recurring expenses and losses that are not indicative of our regular operations, including impairment losses of approximately $13.7 million and approximately $3.4 million of non-recurring operating expenses associated with our merger with Progressive Care. Without those non-recurring items, loss before other income would have been approximately $3.6 million for the nine months ended September 30, 2024 compared to $8.1 million for the nine months ended September 30, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Nine Months Ended September 30,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net:
e-Commerce revenue	$10,210	20%	$8,764	41%	1,446	16%
Pharmacy prescription and other revenue, net of PBM fees	30,922	62%	9,888	47%	$21,034	213%
Sub total	41,132	83%	18,652	88%	22,480	121%
Revenues from services:
Pharmacy 340B contract revenue	8,717	17%	2,471	12%	6,246	253%

Revenues, net	$49,849	100%	$21,123	100%	28,726	136%

Revenues, net for the nine months ended September 30, 2024, consisted of e-Commerce sales of satellite phones, tracking devices, accessories, and airtime plans, pharmacy prescription revenue, and 340B contract revenues. For the nine months ended September 30, 2024, overall revenues were approximately $49.8 million compared to $21.1 million for the nine months ended September 30, 2023, an increase in of approximately $28.7 million or 136.0%.

Total e-Commerce revenues were approximately $10.2 million and $8.8 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately $1.4 million mainly due to the Outfitter acquisition on April 1, 2024.

Total pharmacy prescription and 340B contract revenues were approximately $39.6 million and 12.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase is due to nine months results for Progressive Care included in the 2024 period versus three months results during the same period in 2023. Progressive Care acquisition occurred on July 1, 2023. The pharmacy filled approximately 395,000 prescriptions for the nine months ended September 30, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Selling, general and administrative	$6,516	$7,496	$(980)	(13)%
Salaries, wages and payroll taxes	8,284	4,039	4,245	105%
Impairment loss	13,653	—	13,653	nm
Professional fees	4,133	1,385	2,748	198%
Depreciation and amortization	2,287	1,201	1,086	90%
Operating expenses	$34,873	$14,121	$20,752	147%

nm = not meaningful

Total operating expenses for the nine months ended September 30, 2024, were approximately $34.9 million, an increase of approximately $20.8 million or 147.0%, from total operating expenses for the nine months ended September 30, 2023, of approximately $14.1 million. Factors contributing to the increase are described below.

Selling, general and administrative expenses were approximately $6.5 million and $7.5 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of approximately $1.0 million or 13.1%. The decrease for the nine months ended September 30, 2024, was mainly attributable to a decrease in stock-based compensation of approximately $3.0 million, offset by an increase of approximately $1.7 million relating to operating expenses of the Healthcare Operations as a result of the Progressive Care acquisition on July 1, 2023, approximately $0.2 million relating to the Outfitter acquisition on April 1, 2024, and an increase of approximately $0.1 million relating to the allowance for credit losses on the note receivable from related party for the Next Borough Capital Fund, LP unsecured promissory note.

Salaries, wages and payroll taxes were approximately $8.3 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately $4.2 million or 105.1%. The increase was mainly attributable to the Healthcare Operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $4.0 million, and approximately $0.2 million as it relates to the Outfitter acquisition on April 1, 2024.

The Company performed a goodwill impairment test during the nine months ended September 30, 2024 and it was determined that the carrying amount of goodwill exceeded its fair value resulting in the Company recording a non-cash impairment charge of approximately $0.7 million, recorded to the Healthcare Operations reporting segment. As of September 30, 2024, there was no remaining goodwill as it relates to the Healthcare Operations reporting segment. Refer to Note 11. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company performed a long-lived assets impairment test as it relates to the Healthcare Operations reporting segment during the nine months ended September 30, 2024 and it was determined that the carrying amount of the asset group exceeded its fair value resulting in the Company recording a non-cash impairment charge to certain long-lived assets, primarily intangible assets, of approximately $12.8 million in total through the end of the third quarter in 2024. Refer to Note 11. Goodwill and Intangible Assets to our quarterly financials for additional details on the impairment charges, valuation methodologies, inputs used in the fair value measurements, and the changes in intangible assets for the period.

The Company recorded approximately $0.1 million of impairment loss related to the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future. This was recorded to the Healthcare Operations reporting segment for the nine months ended September 30, 2024.

Professional fees were approximately $4.1 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately $2.7 million or 198.4%. The increase was mainly attributable to the settlement of litigation and associated legal fees with the e-Commerce Operations of approximately $1.1 million, legal and consulting fees as it relates to the merger of Progressive Care, of approximately $1.4 million, and fees associated with the shareholders meetings held during September 2024 of approximately $0.2 million. Management does not expect these increases in professional fees to be recurring expenses in the foreseeable future and are not indicative of projected full year results.

Depreciation and amortization expenses were approximately $2.3 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately $1.1 million or 90.4%. The increase was attributable to nine months of depreciation and amortization as it relates to the Healthcare Operations reportable segment of approximately $1.1 million compared to three months of depreciation and amortization in the prior year period related to the Healthcare Operations reportable segment from the Progressive Care acquisition on July 1, 2023.

Total Other Income

Our total other income increased by approximately $0.2 million for the nine months ended September 30, 2024 when compared to the same period in 2023, and was mainly due to interest received of approximately $0.2 million, a favorable change in foreign currency rates approximately $0.2 million, and gain on disposal of property and equipment of approximately $0.1 million, which was offset by the non-recurring write off of aged payables of approximately $0.3 million in the prior year period, and Progressive Care management fee of approximately $0.1 million which was eliminated in consolidation during 2024 as a result of Progressive Care acquisition on July 1, 2023.

Equity Method Investment

For the nine months ended September 30, 2023, we recorded a net loss in the equity of our affiliate, Progressive Care, of approximately $1.4 million, and a gain on the remeasurement of fair value of equity method investment of our affiliate, Progressive Care, of approximately $6.1 million, which was accounted for as an equity method investment.  Effective July 1, 2023, Progressive Care became a consolidated subsidiary of the Company, which resulted in a change in the accounting treatment from equity method to consolidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loss

We recorded net losses of approximately $20.1 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively. The change was a result of the factors described above.

Comprehensive Loss

We recorded comprehensive losses for foreign currency translation adjustments of approximately $30,000 and $16,000 for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily attributed to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of September 30, 2024, we had a cash balance of approximately $20.4 million. Our working capital was approximately $26.1 million at September 30, 2024.

As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

The following table summarizes our cash flows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net change in cash from:
Operating activities	$(4,988)	$(4,247)
Investing activities	(981)	5,388
Financing activities	50	6,330
Effect of exchange rate on cash	(28)	(16)
Change in cash	(5,947)	7,455
Cash at end of period	$20,360	$26,346

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flow from Operating Activities

Net cash flows used by operating activities totaled approximately $5.0 million and $4.3 million for the nine months ended September 30, 2024 and 2023, respectively, and changed by approximately $0.7 million period over period. The unfavorable change of approximately $0.7 million was primarily attributable to the following when compared period over period:

● an increase in cash received from e-Commerce Operations of approximately $1.6 million due to year-over-year sales increase; an increase in cash received from Healthcare Operations of approximately $34.0 million was mainly due to nine months results for Progressive Care included in the 2024 period versus three months results during the same period in 2023 as a result of the acquisition of as of July 1, 2023;

● an increase in cash received from interest income and other sources of approximately $0.3 million and represents nine months of interest income on money market accounts in 2024 versus five months in 2023;

● an increase in cash paid for inventory purchases and other costs of revenue if approximately $23.8 million due is mainly due to nine months results for Progressive Care included in the 2024 period versus three months results during the same period in 2023 as a result of the acquisition of as of July 1, 2023,  Outfitter acquisition as of April 1, 2024 and increase in inventory purchases for e-Commerce Operations as a result of increased sales;

● an increase in cash paid for salaries and related expenses of approximately $4.2 million, and other recurring operation expenses of approximately $5.1 million, and mainly due to nine months results for Progressive Care included in the 2024 period versus three months results during the same period in 2023 as a result of the acquisition of as of July 1, 2023, and Outfitter acquisition as of April 1, 2024;

● an increase in cash paid for income taxes of approximately $0.1 million;

● an increase in cash paid for merger costs and other non-recurring expense of approximately $3.4 million.

Cash Flow from Investing Activities

Net cash flows (used) provided in investing activities were approximately ($1.0 million) and $5.4 million for the  nine months ended September 30, 2024 and 2023, respectively. The cash outflow in 2024 was attributable to the acquisition of Outfitter, compared to the cash inflow in 2023 due to the additional investment in Progressive Care.

Cash Flow from Financing Activities

Cash provided by financing activities were approximately $50,000 for the nine months ended September 30, 2024 primarily attributable to the exercise of warrants and capital contributions of non-controlling interest, offset by repayment of notes payable. Cash provided by financing activities of approximately $6.3 million for the nine months ended September 30, 2023 primarily attributable to the proceeds from a capital raise and exercise of warrants, offset by repayment of notes payable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 15, 2024, the Company settled its ongoing lawsuit with Mr. Thomas Seifert, the Company’s former Chief Financial Officer. Under the terms of the settlement, the Company agreed to pay to Mr. Seifert $150,000 and to reimburse him for legal costs in the amount of $600,000. In exchange, the Company and Mr. Seifert each agreed to dismiss the lawsuit with prejudice and to release the other party from all claims.

On June 17, 2024, Progressive Care was notified of a potential claim that a former employee allegedly suffered a loss due to an alleged breach by Progressive Care of an employment contract with the former employee. Management believes, based on discussions with its legal counsel, that Progressive Care has meritorious defenses against the former employe’s claim. Since receipt of the notice of claim, Progressive Care filed a petition for arbitration against the former employee, asserting that it was the employee who breached the employment contract. Progressive Care will prosecute its claims and will defend any counterclaims vigorously as Progressive Care believes it will prevail on the merits. At this time, we cannot reasonably estimate the amount of the loss.

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

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Elizabeth Alcaine Independent Director Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2024).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Portions of this document have been omitted because they are not material and are the type that the Company treats as private and confidential.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2024	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Cecile Munnik
Cecile Munnik
Chief Financial Officer
(Principal Financial Officer)