Form 10-K
period 2024-12-31
NextPlat Corp
filed 2025-03-24
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (305) 560-5381

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter (June 30, 2024), was approximately $19.4 million (based on a closing sale price of $1.08 per share as reported on the NASDAQ Stock Market).

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 17, 2025, was 25,963,051.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

NEXTPLAT CORP

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2024

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

Segments

We operate in two segments: e-Commerce Operations and Healthcare Operations.

e-Commerce Operations

Leveraging the e-commerce experience of our management team and our existing e-commerce platforms, the Company has embarked upon the rollout of a state-of-the-art e-Commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-Commerce presence and revenue, which we expect will become a key component of the Company’s e-Commerce operations in the future. Historically, the business of NextPlat has been the provision of a comprehensive array of Satellite Industry communication services, and related equipment sales. As detailed in Online Storefronts and e-Commerce Platforms below, the Company operates two main e-Commerce websites as well as 25 third-party e-Commerce storefronts on platforms such as Alibaba, Amazon, OnBuy, and Walmart. These e-Commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. We are actively pursuing distribution, marketing and license arrangements, and joint ventures with companies that could distribute their products through our e-Commerce platform. We may also seek to joint venture with or purchase part or all of businesses that manufacture or distribute products, particularly those that we believe we could market through our e-Commerce platform, as well as businesses that could enhance our e-Commerce platform.

Communications Products and Services

Through our legacy Global Telesat Communications Ltd (“GTC”) and Orbital Satcom Corp (“Orbital Satcom”) business units, we provide Mobile Satellite Services (“MSS”) solutions to fulfill the growing global demand for satellite-enabled voice, data, personnel and asset tracking, Machine-to-Machine (“M2M”) and Internet of Things (“IoT”) connectivity services. We provide these solutions for businesses, governments, military, humanitarian organizations, and individual users, enabling them to communicate, connect to the internet, track and monitor remote assets and lone workers, or request SOS assistance via satellite from almost anywhere in the world, even in the most remote and hostile of environments.

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

We provide our products and services directly to end users and reseller networks located both in the United States and internationally through our subsidiaries: U.K. based GTC; U.S. based Orbital Satcom and Outfitter Satellite, Inc. (“Outfitter”). We have a physical presence in the United States and the United Kingdom, as well as an e-Commerce storefront presence in 18 countries across five continents. We have a diverse geographical customer base having provided solutions for more than 60,000 customers located in more than 165 countries across most every continent in the world.

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

Online Storefronts and e-Commerce Platforms

We operate two e-Commerce websites offering a range of MSS products and solutions through our subsidiaries, Orbital Satcom, which targets customers in North and South America, and GTC which targets customers in the UK, EU, Middle East, Asia and the rest of the world. These websites produce sales and attract enquiries from customers and potential customers from all around the world. Over the long term, we plan to develop additional country-specific websites to target customers in South America, Asia, and Europe where we anticipate there will be substantial further demand for our products.

In addition to our two main e-Commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third-party e-Commerce storefronts such as Alibaba, Amazon, OnBuy and Walmart. We currently operate 25 storefronts across various countries on 5 continents. We have invested in personnel to translate our listings correctly in the different countries we are represented in and intend to regularly improve and increase our listings on all e-Commerce sites. We currently have more than 10,000 product listings on all third-party sites and invest significantly in inventory to hold at Amazon’s various fulfillment centers around the world to ensure that orders are shipped to customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high-speed broadband terminals, and satellite Wi-Fi hotspots. Our Amazon online marketplaces represented approximately 32.8% and 51.6% of total sales for the years ended December 31, 2024, and 2023, respectively, and we anticipate that these marketplaces will continue to represent a significant portion of our sales for the foreseeable future. Our e-Commerce storefronts enable us to attract a significantly diversified level of sales from all over the world, ensuring we are not overly reliant on any single market or sector for our sales revenue. Furthermore, many products we sell require subscription-based services which allow us to increase our recurring revenue from airtime sales.

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

We believe there is a fast-growing, multi-billion-dollar global market for a small and cost-effective solution for receiving and processing mobile voice and data communications from remote locations used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. Over the past two decades, the global mobile satellite services market has experienced significant growth. Increasingly, better-tailored, improved-technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite voice services is driven by the declining cost of these services, the diminishing size and lower costs of the devices, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. We believe our solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities, as well as recreational users. We do not tailor our products and services to different types of customers as in our experience military, non-profit, government and recreational users tend to purchase the same types of products and services.

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

The competitors for our satellite telecommunications services and products are other resellers of leading satellite networks such as Iridium, Inmarsat, Thuraya, Globalstar, and Starlink, some of which are also our suppliers. We expect the competition for our satellite telecommunications services and our satellite tracking and monitoring services to increase significantly as market demand accelerates.

We believe that we are well positioned to compete for the satellite telecommunications services business largely on a cost basis and our global e-commerce presence, which makes products more accessible to buy as compared to more traditional methods of purchasing e.g., bricks and mortar storefronts.

Our Competitive Strengths

We believe that the following strengths contribute to our success:

●	Our global presence enables us to compete in various markets around the world, with our multi-lingual personnel allowing us to respond to global customer inquiries with 24/7/365 customer support.
●	Our significant expertise in global e-commerce sales allows us to maintain a competitive advantage over traditional methods of purchase through “brick and mortar” stores.
●	Our significant levels of inventory stored in fulfillment centers around the world enable us to quickly secure customer orders against competitors who may not hold available inventory.
●	Economies of scale of a leading provider of MSS product allows us to offer competitive prices for our products.
●	Long-term contracts and experience with Globalstar allow us to compete competitively on satellite tracking opportunities.
●	A diverse customer base with no single customer representing more than 3.0% of our annual gross e-Commerce sales revenue, and no single country representing more than 33% of our gross annual sales revenue as of December 31, 2024. This diversification reasonably permits the Company not to rely on any single customer, or group of customers, on any single product line, or any specific geographic area. Our Amazon sales represent the majority of our sales effort in the last 24 months.

Our e-Commerce Business Strategy

We intend to achieve our mission and further grow our business by pursuing the following strategies:

●	Increased product offerings - we are constantly increasing our product lines and offerings and will continue to do so in the future.
●	Marketplace expansion – We intend to open new global e-commerce storefronts around the world to develop sales in new markets.
●	Government sourced revenue - We intend to target US government/GSA sales which have not historically represented a significant part of our sales revenue. We will also recruit experienced government sales professionals to assist with this plan. We plan to become an approved seller on the US Government’s GSA Schedule, which gives federal, and in some cases state and local buyers, access to a great number of commercial products and services at negotiated ceiling prices. Schedule purchases represent approximately 21% of overall federal procurement spending.
●	Product innovation - We will continue to launch our own innovative branded products, such as our SolarTrack solar powered satellite tracking device, to differentiate us and gain a competitive edge over other MSS suppliers.
●	Future acquisitions - We will seek suitable acquisition opportunities to further increase our scale, expand sales and access new markets and sectors.
●	E-Commerce Platforms - Expanding beyond our current global network of online storefronts serving thousands of consumers, enterprises, and governments.

Healthcare Operations

Our healthcare operations offer personalized healthcare services and technology that provide prescription pharmaceuticals and risk and data management services to healthcare organizations and providers. Pharmco provides prescription pharmaceuticals, compounded medications, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management. In addition to these services, we also offer certain disease testing and vaccinations through Pharmco, LLC doing business as Pharmcorx (“Pharmco 901”) and Pharmcorx LTC, Touchpoint RX, LLC doing business as PharmcoRx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” historically or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”).

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

Pharmco is rated by pharmacy benefit managers (“PBMs”) based on its ability to adequately supply chronic care medications to patients during a measurement period. This score is then compared to the scores of other pharmacies in the network at which point a relative rating is issued. For the year ended December 31, 2024, per EQuIPP®, a performance information management tool that provides standardized, benchmarked data to help shape strategies and guide medication-related performance improvement, our performance score was Five Stars, ranking our pharmacy among the top pharmacies in the U.S. Primary care physicians may refer patients to pharmacies that have high performance scores, though patients retain the right to have their prescriptions dispensed by a network of pharmacies of their choice.

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

For our long-term care (“LTC”) facilities, Pharmco provides purchasing, special packaging, and dispensing of both prescription and non-prescription pharmaceutical products. Pharmco utilizes a unit-of-dose packaging system as opposed to the traditional vials as this method of distribution is the industry best practice standard. Pharmco is equipped for various types of unit-of-dose packaging options to meet the needs of LTC patients and retail customers. Pharmco uses the same robotic packaging systems currently used by chain, mail order, and large-scale pharmacies. Pharmco also provides computerized maintenance of patient prescription histories, third-party billing and consultant pharmacist services. Pharmco’s consultant pharmacist services consist primarily of evaluation of monthly patient drug therapy and monitoring the LTC institution’s drug distribution system.

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

Distribution Methods

We currently deliver prescriptions throughout Florida and can ship medications to residents in those states where we hold non-resident pharmacy licenses. We currently hold Florida Community Pharmacy Permits at all Florida pharmacy locations and our Pharmco 901 location is licensed as a non-resident pharmacy in the following states: Arizona, Colorado, Connecticut, Georgia, Illinois, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, and Utah.

Pharmco subsidiaries are full-service retail and specialty services pharmacies that offer same-day and next-day free delivery within Florida.

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

Virtual Healthcare Services and Healthcare Technologies

Virtual healthcare services, such as Telehealth, are a growing segment of the healthcare sector. It involves remotely exchanging patient data between locations for the purposes of obtaining assistance in monitoring and diagnosing. Telehealth allows the healthcare practitioner to easily offer their services on consultation, care management, diagnosis, and self-management services using information and communication technologies. These services are being offered through various modes of delivery, such as on-premises, web-based, and cloud-based delivery. A growing population over the age of 65, the increase in the number of chronic diseases, and a rise in demand for home monitoring devices are the major drivers which are likely to aid the growth of the telehealth market.

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

Our Healthcare Business Strategy

We plan to grow our healthcare operations business by executing on the following key growth strategies:

Data Management Services. We believe that data management for frontline and independent providers, 340B covered entities, and pharmacies will have increasing importance as health systems evolve to become virtual and digitized. Increasing focus on performance, margins, and quality means that our models and platforms will have strategic value through our roots in day-to-day care management. Data management services will become an increasing driver of growth and development for us with its higher margins and diverse monetization pathways.

Invest in Sales and Marketing. Our pharmacies are based in South Florida and will continue to grow our dispensing operations throughout the state, and there are opportunities to expand geographically throughout the rest of the country. Our data management services and health IT services can be used by customers across the U.S. and we expect to continue to invest in sales and marketing efforts for these services.

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

Our Competitive Strengths

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

State laws require that each pharmacy location be licensed as an in-state or non-resident pharmacy to dispense pharmaceuticals in that state. State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority and federal authority, the U.S. Drug Enforcement Agency (“DEA”). Such standards often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually or biennial according to state laws. We believe that our pharmacies’ present and future locations comply with all state licensing laws applicable to these businesses. If our pharmacy locations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in the state would be limited, which could have an adverse impact on our business.

Other Laws Affecting Pharmacy Operations. We are subject to federal and state statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal, and clinical trials. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal and state-controlled substance laws require us to register our pharmacies with the DEA and to comply with security, record keeping, inventory control, labeling standards and other requirements to dispense controlled substances.

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

The Medicare Part D program has undergone significant legislative and regulatory changes since its inception. The Inflation Reduction Act of 2022 contains several provisions that could have the effect of reducing the prices we can charge and the reimbursement we receive for the drugs we dispense, thereby reducing our profitability, and could adversely affect our financial condition and results of operations. These provisions include the establishment of a Medicare Drug Price Negotiation Program, which requires the government to negotiate and set a “maximum fair price” for select high-expenditure drugs covered under Medicare Part D (starting in 2026) and Part B (starting in 2028), and the implementation of changes to Medicare Part D benefits designed to limit patient out-of-pocket drug costs and shift program liabilities from patients to other stakeholders, including health plans, manufacturers and the government.

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

While the offering of narrow and preferred networks is common across the country, there have been many lawsuits challenging the use of these types of arrangements due to the fact that they exclude certain providers from participating. The outcome of the challenges has varied, primarily based upon the interpretation of the state laws under which the challenges are made. This is an evolving area of law. Given the intense scrutiny of drug pricing and arrangements, and the ongoing lawsuits that are being filed in response to narrow networks, there remains risk in developing narrow networks, which will vary by state, depending on each state’s laws and legal precedent. Additionally, state laws are subject to change at any time, resulting in uncertainty for pharmacy operations in a given state.

Health Reform Legislation. Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act (“ACA”), as amended by the Healthcare and Education Reconciliation Act of 2010 (the “Health Reform Laws”), which enacted a number of significant healthcare reforms. There have been executive, judicial, and Congressional challenges to certain aspects of the Health Reform Laws. For instance, the Tax Cuts and Jobs Act of 2017 included a provision that repealed the tax-based shared responsibility payment imposed by the Health Reform Laws on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the second Trump administration will impact the ACA and our business.

Costs and Effects of Compliance with Environmental Laws

Not applicable.

Employees

As of December 31, 2024, we had 162 full-time employees and 18 part-time employees.

Sources and Availability of Components and Raw Materials

Certain materials and equipment for our products are custom-made for those products and are dependent upon either a single or limited number of suppliers. A supplier failure could cause delays in product delivery if another supplier cannot be found promptly, or if the quality of such replacement supplier’s components is inferior or unacceptable. As a result of supply chain constraints, we have experienced shortages in inventory due to manufacturing and logistical issues.

We obtain pharmaceutical and other products from wholesale drug distributors. We have maintained a relationship with a primary supplier that accounted for 98% of pharmaceutical purchases for the year ended December 31, 2024, and several supplementary suppliers. Our primary supplier for the years ended December 31, 2024 and 2023 was McKesson. The loss of a supplier could adversely affect our business if alternate sources of drug supply are unavailable. We believe that our relationships with our suppliers, overall, are good, and that there are alternative suppliers in the marketplace.

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

We have incurred net losses since our inception. For the years ended December 31, 2024, and 2023, we have incurred net losses of approximately $23.1 million and $12.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $49.0 million. We expect to incur additional losses prior to recording sufficient revenue from our operations as a result of the costs associated with expanding and seeking additional sources of revenue to our current revenue base.

Corporate Information

NextPlat Corp, formerly Orbsat Corp, is a Nevada corporation and was originally incorporated in Florida in 1997. Our headquarters and principal executive offices are located at 3250 Mary St., Suite 410, Coconut Grove, FL 33133. Our telephone number is (305) 560-5381, and our corporate website is www.nextplat.com.

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

●	Our operations in international markets, and earnings in those markets, may be affected by changes in global cultural, political, and financial market conditions as well as potential changes in regulation, legislation, and government policies such as tariffs, tax laws, and global trade policies.

Risks Related to Our e-Commerce Business

●	Our sales may be impacted should there be a disruption of service to our Amazon or Alibaba online storefronts.
●	Creating and maintaining a trusted status of our online marketing presence or ecosystem will be critical to our viability and growth.
●	Any termination or material change in our relationship with Amazon or Alibaba could have a material adverse effect on our business, financial condition, results of operations and prospects.
●	We may not be able to maintain and improve our online marketing.
●	We face challenges in expanding our international and cross-border businesses and operations.
●	We are heavily reliant on the services of certain executive officers and the departure or loss of any of these officers could disrupt our business.
●	A significant portion of our revenues are from sales of products on Amazon and any limitation or restriction, temporarily or otherwise, to sell on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.
●	If logistics service providers used by our merchants fail to provide reliable logistics services, our business and prospects, as well as our financial condition and results of operations, may be materially and adversely affected.
●	Our e-commerce platforms could be disrupted by network interruptions.
●	Security breaches and attacks against our systems and network, and any potentially resulting breach or failure to otherwise protect personal, confidential and proprietary information, could damage our reputation and negatively impact our business, as well as materially and adversely affect our financial condition and results of operations.
●	Non-compliance with, or changes in, the legal and regulatory environment in the countries in which we operate could increase our costs or reduce our net operating revenues.
●	Tightening of tax compliance efforts that affect our merchants could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business, financial conditions and results of operations.
●	Uncertainties with respect to China’s PRC legal system could adversely affect us.
●	Recent litigation and negative publicity surrounding China-based companies listed in the United States may negatively impact the trading price of our securities.
●	Fluctuations in exchange rates could have a material and adverse effect on the results of operations and the value of your investment.
●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

Risks Related to Our Healthcare Business

●	We derive a significant portion of our sales from prescription drug sales reimbursed by pharmacy benefit management companies.
●	Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.
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

We have incurred significant net losses since our inception. For the years ended December 31, 2024, and 2023, we have incurred net losses of approximately $23.1 million, and $12.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $49.0 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful in increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we can achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.

Events outside of our control, including those relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our Company and our results of operations and financial condition.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us. For example, past pandemics and other health crises have led to disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, these outbreaks have resulted in the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. The outbreak of new, worsening strains of viruses, such as COVID-19, may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of the Company have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers.

Supply chain and shipping disruptions have resulted in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, operating results and financial condition.

Supply chain disruptions, resulting from factors such as past pandemics and other health crises, labor supply and shipping container shortages, have impacted, and may continue to impact, us and our third-party manufacturers and suppliers. These disruptions have impacted our ability to receive products from manufacturers and suppliers, to distribute our products to our customers in a cost-effective and timely manner and to meet customer demand, all of which could have an adverse effect on our financial condition and results of operations.

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

In addition, we cannot predict whether quotas, duties, taxes, exchange controls, current or future “trade wars” or other restrictions will be imposed by the U.S., China, Canada and Mexico or other countries upon the import or export of our products and the commodities and components used to manufacture our products, or what effect any of these actions would have on our business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory and geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices.

Continued inflation and increases in labor costs may reduce our profitability.

We are currently experiencing inflationary pressures on our operating costs. Among other things, we have experienced increased costs for supplies, and rising fuel costs have resulted in increased costs for the transportation of drugs. We generally are not able to sufficiently raise our pricing to offset these increased costs. Continuing increased costs and prolonged inflation could materially and adversely affect our business, operating results and profitability.

Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs and may reduce our profitability.

Inflation has risen on a global basis, the United States has been experiencing historically high levels of inflation, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things continuing to raise interest rate benchmarks and/or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs and have material adverse effect on our business, operating results and profitability.

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

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2024, we had cash on hand of approximately $20.0 million. If cash on hand, cash generated from operations, and the net proceeds from prior offerings are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financing. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or considering specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

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

We continually add upgrades to our platforms to provide increased scale, improved performance, additional capacity and additional built-in functionality, including functionality related to security. Adopting new products and maintaining and upgrading our technology infrastructure require significant investments of time and resources. Any failure to maintain and improve our technology infrastructure could result in unanticipated system disruptions, slower response times, impaired user experience and delays in reporting accurate operating and financial information. If we experience problems with the functionality and effectiveness of our software, interfaces or platforms, or are unable to maintain and continuously improve our technology infrastructure to handle our business needs, our business, financial condition, results of operations and prospects, as well as our reputation and brand, could be materially and adversely affected.

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

As of March 17, 2025, our existing principal stockholders, named executive officers, directors and their affiliates beneficially own approximately 39.7% of our outstanding shares of common stock. In addition, such parties may acquire additional control by purchasing stock that we may issue in connection with our future fundraising efforts. As a result, these stockholders may now and in the future be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2025 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors or as executive officers.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management and increases our expenses. We estimate the Company will incur approximately $400,000 to $600,000 annually in connection with being a public company.

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

Our operations in international markets, and earnings in those markets, may be affected by changes in global cultural, political, and financial market conditions as well as potential changes in regulations, legislation and government policies such as tariffs, tax laws and global trade policies.

Approximately 67% of our sales for the year ended December 31, 2024 were earned in international markets. As such our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations.

Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation.

These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets. For example, any future withdrawal or renegotiation of trade agreements, and the prosecution of trade disputes or the imposition of tariffs, duties, taxes and other charges on imports or exports between the United States and countries like China, Canada and Mexico may adversely affect our ability to operate our business and execute our growth strategy. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems.

We cannot predict whether quotas, duties, taxes, exchange controls, current or future trade wars or other restrictions will be imposed by the United States, China, Canada and Mexico or other countries upon the import or export of our products and the commodities and components used to manufacture our products, or what effect any of these actions would have on our business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory and geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices. In addition, global economic uncertainty relating to the effects of fiscal and political crises and political and economic disputes, changes in consumer spending, foreign currency exchange rate fluctuations, political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our e-Commerce Business

Our sales may be impacted should there be a disruption of service to our Amazon or Alibaba online storefronts.

The Company’s Amazon online marketplaces represented approximately 32.8% and 51.6% of total sales for the years ended December 31, 2024, and 2023, respectively. In July 2021 we commenced sales through the Alibaba storefront. These marketplaces will represent a significant portion of our sales in the foreseeable future. Should there be a disruption of Amazon or Alibaba services or our ability to maintain storefronts with Amazon or Alibaba, our sales will likely decrease, and we would have to seek other distribution methods to sell our products online, which may be costly. In addition, if and to the extent the cost structure of the Amazon marketplace listing changes, such an increase could have a material adverse effect on the Company’s sales through this platform. Furthermore, our products sold on Amazon are subject to Amazon’s terms of service and various other Amazon seller policies that apply to third parties selling products on Amazon’s marketplace. Amazon’s terms of service provide, among other things, that it may terminate or suspend its agreement with any seller or any of its services being provided to a seller at any time and for any reason. In addition, if Amazon determines that any seller’s actions or performance, including ours, may result in violations of its terms or policies, or create other risks to Amazon or to third parties, then Amazon may in its sole discretion withhold any payments owed for as long as Amazon determines any related risk to Amazon or to third parties persist. Further, if Amazon determines that any seller’s, including our, accounts have been used to engage in deceptive, fraudulent or illegal activity, or that such accounts have repeatedly violated its policies, then Amazon may in its sole discretion permanently withhold any payments owed. Moreover, Amazon in its sole discretion may suspend a seller account and product listings if Amazon determines that a seller has engaged in conduct that violates any of its policies. Any limitation or restriction on our ability to sell on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. We also rely on services provided by Amazon’s fulfillment platform which provides expedited shipping to the consumer, an important aspect in the buying decision for consumers. Any inability to market our products for sale with delivery could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

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

In addition, the development of new technologies and satellite systems, including Low Earth Orbit (LEO) constellations designed to deliver global satellite internet and support voice and data calls via mobile phones, may reduce the competitiveness of some of our products or render them obsolete in the future.

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

Interruptions to or failures in logistics services could prevent the timely or proper delivery of products to consumers, which would negatively impact on our competitive position as well as harm the reputation of our ecosystem and the businesses we operate. These interruptions or failures may be due to events that are beyond the control of any of these logistics service providers, such as inclement weather, natural disasters, pandemics or epidemics, accidents, transportation disruptions, including special or temporary restrictions or closings of facilities or transportation networks due to regulatory or political reasons, or labor unrest or shortages. These logistics services could also be affected or interrupted by business disputes, industry consolidation, insolvency or government shutdowns. The merchants in our ecosystem may not be able to find alternative logistics service providers to provide logistics services in a timely and reliable manner, or at all. If the products sold by merchants in our ecosystem are not delivered in proper condition, on a timely basis or at shipping rates that are commercially acceptable to marketplace participants, our business and prospects, as well as our financial condition and results of operations could be materially and adversely affected.

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

Risks Related to Doing Business in China

Our current business expansion involves an increase in the business we do in China. Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business, financial conditions and results of operations.

We currently market our products and services in China, and may establish operations in China at a future time, all of which may expose our business, prospects, financial condition and results of operations to an increasingly significant extent to political, economic, and social conditions in China generally.

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

Increases in our pharmaceutical costs could have a material adverse effect on the level of our medical costs and our results of operations.

Introduction of new high-cost specialty drugs and sudden cost spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our capitation rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high-cost inflation of generic drugs without an appropriate rate adjustment or other reimbursement mechanism would have an adverse impact on our financial condition and results of operations. In addition, evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, changes in discounts, civil investigations, and litigation. Some of our competitors have been subject to substantial sanctions related to allegations of improper transfer pricing practices. Although we will continue to work with state Medicaid agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will be successful in that regard.

The industries in which we operate are extremely competitive and competition could adversely affect our business, financial position, and results of operations.

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

We obtain pharmaceutical and other products from wholesale distributors. We maintained a relationship with a primary supplier, McKesson, that accounted for approximately 98% of pharmaceutical purchases for the year ended December 31, 2024, and several supplementary suppliers. If that supplier was to cease supplying us with products for any reason, we would be forced to find alternative sources for our products. Despite this, we believe we would be able to readily find multiple alternative sources for our products. We may not be able to quickly or effectively replace that supplier, which may lead to delays in product availability and losses of sales, which would have a negative effect on our business, results of operations and financial condition.

We derive a significant portion of our revenues from a small number of customers and a loss of one or both of those customers would have a material adverse impact on our business.

We sell to numerous customers including various managed care organizations within both the private and public sectors. Certain healthcare payors, including Medicare Part D and the State of Florida, account for more than ten percent or more of our consolidated net revenue in fiscal 2024 and fiscal 2023. Medicare Part D and the State of Florida Medicaid public assistance program are major customers of ours. However, both government programs function under several different healthcare payors, the concentration of which varies throughout the course of the year. To the extent we lost the business of one or more of these healthcare payors, our revenues would significantly decrease, having a material adverse effect on our business, results of operations and financial condition.

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

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former shareholders or other third parties.

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

The pharmacy industry is highly competitive and is continuing to become more competitive. All medications, supplies and services that we provide are also available from our competitors. Our current and potential competitors may include:

●	Other pharmacy distributors;
●	Specialty pharmacy divisions of wholesale drug distributors;
●	Not for profit organizations with pharmacies;
●	Hospital-based pharmacies;
●	Local infusion providers;
●	Sterile and non-sterile compounding pharmacies;
●	Other retail pharmacies;
●	Provider dispensaries;
●	Manufacturers that sell their products both to distributors and directly to clinics and physicians’ offices;
●	Hospital-based care centers and other alternate-site healthcare providers;
●	Insurance companies with proprietary pharmacy services;
●	Customers and MSOs of ours who decide to open their own pharmacies;
●	Chain pharmacies; and
●	Mail-order pharmacies.

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

Federal and state privacy and security regulations may increase our cost of operations and expose us to civil and criminal sanctions, damages, and penalties.

In the ordinary course of our business, we process, store and transmit data, which may include sensitive personal information of the residents we serve. We must comply with extensive federal and state requirements regarding the use, transmission and maintenance of protected health information (“PHI”) under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which expanded certain sections of HIPAA, including imposing certain liability on business associates, for example, with respect to impermissible uses and disclosures of PHI and Security Rule obligations, strengthening enforcement activities, and increasing penalties for violations. The requirements of federal and state privacy and security laws such as HIPAA and HITECH are complicated and are subject to interpretation and modification. In addition to HIPAA and HITECH, we must adhere to state privacy laws, including those that provide greater privacy protection for individuals than HIPAA. Failure to comply with HIPAA and HITECH or similar state equivalent laws could subject us to loss of customers, denial of the right to conduct business, civil damages, fines, criminal penalties, class action or other litigation, and other enforcement actions.

In addition, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state and could impose additional penalties. Violations of these, or other applicable federal or state laws or regulations could subject us to significant criminal or civil penalties, including significant monetary penalties, and class action or other litigation. There are costs and administrative burdens associated with ongoing compliance with HIPAA’s Privacy and Security Rules, as well as HITECH and state equivalents, and other applicable federal and state regulations. Failure to comply carries with it the risk of significant penalties, damages, and sanctions. We cannot predict at this time the costs associated with compliance, or the impact of such laws and regulations on our results of operations, cash flows or financial condition. There can be no assurance that the cost of compliance with such laws and regulations will not increase significantly in the future, which could result in an adverse effect on our operations or profitability.

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

ITEM1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

NextPlat uses, stores, and processes data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems, and our business operations.

Cyber Risk Management and Strategy

Our cybersecurity risk management processes are integrated into our overall risk management processes. Our strategy consists of utilizing a combination of employee education, preventative controls, detective controls, and periodic third-party cybersecurity testing. We engage with external cybersecurity experts, including assessors, consultants, and auditors, to enhance our cybersecurity measures and ensure compliance with industry best practices. We have established processes to oversee and manage cybersecurity risks associated with our use of third-party service providers, ensuring they adhere to our security standards. We review third-party service provider contracts to ensure they contain data privacy and security provisions, aligning with our standards and regulatory requirements. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks.

Risk Management Oversight and Governance

Our Chief Compliance Officer and the Chief Financial Officer lead the oversight of company-wide cybersecurity strategy, policy, standards and processes. We utilize third-party IT consultants to help manage cybersecurity risks. Our Chief Compliance Officer and Chief Financial Officer have the requisite experience in risk assessment and a strong understanding of business operations, including experience with security frameworks, compliance regulations, and the ability to communicate effectively with both technical and non-technical stakeholders. Our consultants have the requisite combination of technical experience in network security, system administration, and incident response.

Our Audit Committee liaises with our management team to communicate with and monitor management’s mitigation efforts to reduce cybersecurity risks by monitoring incident response, discussing and assisting with identifying potential cyber threats, analyzing vulnerabilities, and prioritizing risks.

ITEM 2. PROPERTIES

Corporate Office

On December 2, 2021, the Company entered into a 62-month lease for 4,141 square feet of office space in Coconut Grove, Florida, for approximately $186,000 annually. The rent increases 3% annually. The lease commenced upon occupancy on June 13, 2022, and will expire on August 31, 2027.

e-Commerce locations

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

Outfitter rents office space at 2727 Old Elm Hill Pike, Nashville, Tennessee. The lease was entered into and commenced in April 2024 with an expiration date of April 2026. The lease agreement calls for monthly payments of approximately $4,800.

Pharmacy locations

Pharmco 901

We own an approximately 11,000 sq. ft. facility at 400 Ansin Blvd, Suite A, Hallandale, Florida. The monthly mortgage payment is approximately $12,000.

Pharmco 1002

We rent pharmacy space at 3208 2nd Avenue North, Bays 2, 3 and 4, Palm Springs, FL 33461. The original lease expired in March 2021 and automatically renewed for an additional 48 months through February 2025. The lease agreement calls for monthly payments of approximately $4,300, with an escalating payment schedule each year thereafter. During January 2025, the lease was extended for an additional 12 months through February 2026 with monthly payments of approximately $5,600.

Pharmco 1103

We rent pharmacy space at 1160 South Semoran Blvd, Suites D, E, F, Orlando, Florida. The lease was entered into and commenced on August 1, 2020 with a 66-month term and expires on February 1, 2026. The lease agreement calls for monthly payments beginning February 1, 2021 of $4,310, with an escalating payment schedule each year thereafter.

Pharmco 1204

We rent approximately 2,200 square feet of retail and pharmacy space at 901 North Miami Beach Blvd., North Miami Beach, Florida. The lease is for five years and commenced on September 1, 2021. The lease agreement calls for monthly payments of approximately $5,200, with an escalating payment schedule each year thereafter.

We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

ITEM 3. LEGAL PROCEEDINGS

On October 28, 2024, Alan Jay Weisberg, the former Chief Executive Officer and Chairman of Progressive Care Inc. (“RXMD”), filed a putative class action suit on behalf of himself and all other former RXMD stockholders against NextPlat, Charles M. Fernandez, the Chief Executive Officer and a director of NextPlat, and Rodney Barreto, a director of NextPlat. The complaint purports to allege a breach of fiduciary duty by NextPlat and Messrs. Fernandez and Barreto in connection with the merger of RXMD with and into a wholly-owned subsidiary of NextPlat (the “Merger”), which Merger was completed on October 1, 2024 following approval by the stockholders of each of NextPlat and RXMD in stockholder meetings held on September 13, 2024 by NextPlat and RXMD, respectively. Among other things, the complaint asserts that the consideration paid to Mr. Weisberg and the other RXMD stockholders in connection with the Merger was insufficient.  The monetary relief requested in the complaint includes compensatory and rescissory damages in an unspecified dollar amount.  The complaint is pending in the Court of Chancery of the State of Delaware. The caption is Alan Jay Weisberg v. Charles M. Fernandez, Rodney Barreto and Nextplat Corp., and the case number is C.A. No. 20. 24-1097-MTZ.

The Company’s management does not believe that the Weisberg’s claim is meritorious and plans to vigorously defend against the suit.  The Company is in the process of preparing a response to the complaint and has filed a motion to dismiss the complaint.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Global Market since May 28, 2021. Our common stock and warrants have been trading on the Nasdaq Global Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022.

Holders of Common Equity

As of March 17, 2025, we had 25,963,051 shares of our common stock issued and outstanding held by approximately 674 stockholders of record.

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

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table outlines our Equity Compensation Plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Equity compensation plans 2020 Incentive Plan	523,000	$0.26	50,600
Equity compensation plans 2021 Incentive Plan	295,000	0.32	917,971

Equity compensation plans not approved by security holders:
2018 Incentive Plan	-	-	1,333
Equity compensation issued pursuant to individual compensation arrangements	1,677,421	2.51	-
Total	2,495,421	$3.09	969,904

ITEM 6. [RESERVED]

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

e-Commerce transaction volumes at the Company’s owned and operated websites in the UK and United States continued to grow throughout the year setting monthly performance records.

Healthcare Operations:

Through our wholly owned subsidiaries, we currently own and operate five pharmacies, which generate most of our pharmacy revenues, which is derived from dispensing medications to our patients. We also provide patient health risk reviews and free same-day and next-day delivery.

In addition, our healthcare operations provide Third Party Administration (“TPA”), data management, COVID-19 related diagnostics and vaccinations, prescription pharmaceuticals, compounded medications, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management.  Our healthcare operations are focused on improving the lives of patients with complex chronic diseases through a patient and provider engagement and their partnerships with payors, pharmaceutical manufacturers, and distributors. We offer a broad range of solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs.

Our pharmacies also provide contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program. Under the terms of these agreements, our pharmacies act as a pass-through for reimbursements on prescription claims adjudicated on behalf of the 340B covered entities in exchange for a dispensing fee per prescription. These fees vary by the covered entity and the level of services we provide.

Our healthcare operations are focused on complex chronic diseases that generally require multiyear or lifelong therapy, which drives recurring revenue and sustainable growth. Our pharmacy services revenue growth is from expanding their services, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and additions of new customers due to their focus on higher patient engagement, benefit of free delivery to the patient, and clinical expertise. The pharmacies also expanded revenue growth through the signing of new contract pharmacy service and data management contracts with 340B covered entities.

Our healthcare operations also provide data management and TPA services for 340B covered entities, pharmacy analytics, and programs to manage HEDIS Quality Measures including Medication Adherence. These offerings cater to the need for frontline providers to understand best practices, patient behaviors, care management processes, and the financial mechanisms behind these decisions. ClearMetrX provides data access, and actionable insights that providers and support organizations can use to improve their practice and patient care. ClearMetrX’s TPA services include management of wholesale accounts, patient eligibility with regard to the 340B drug program, development and review of 340B policies and procedures, and management of receivables.

Business Acquisition of Progressive Care, LLC (formerly Progressive Care Inc.)

On August 30, 2022, NextPlat entered into a Securities Purchase Agreement (the “SPA”) between NextPlat and Progressive Care Inc. (“Progressive Care”), under which NextPlat, its Executive Chairman and Chief Executive Officer, Charles M. Fernandez, board member, Rodney Barreto, and certain other investors invested an aggregate of $8.3 million into Progressive Care.  In connection with the SPA, NextPlat purchased 3,000 newly issued Units of Progressive Care valued at $6 million, with each Unit comprised of one share of Progressive Care’s Series B Convertible Preferred Stock, $0.001 par value,  and one Investor Warrant to purchase a share of Series B Convertible Preferred Stock at an exercise price of $2,000  The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise.  The Convertible Preferred Stock has a stated value of $2,000 per share and each Preferred Stock share has the equivalent voting rights of 500 common stock shares (after giving effect to the Reverse Stock Split described below).  Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of Progressive Care Common Stock shares determined by dividing the stated value by the conversion price which is $4.00 (after giving effect to the Reverse Stock Split described below).  Also, pursuant to the SPA, Messrs. Fernandez and Barreto were nominated for election to Progressive Care’s Board of Directors.

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

Simultaneous with the closing of the Unit Purchase on May 9, 2023, Progressive Care entered into a Debt Conversion Agreement (the “DCA”) with the NextPlat Investors relating to the A&R Note. Pursuant to the DCA, the NextPlat Investors agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest under the A&R Note to Progressive Care common stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Progressive Care common stock issued pursuant to the Debt Conversion, NextPlat received 570,599 shares, Charles M. Fernandez received 228,240 shares, and Rodney Barreto received 228,240 shares. In addition, each of the NextPlat Investors also received a warrant to purchase one share of Progressive Care common stock for each share of Progressive Care common stock they received upon conversion of the A&R Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and were immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock. In addition, Progressive Care issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the Unit Purchase (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and were immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Progressive Care common stock.

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

On April 12, 2024, NextPlat entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Progressive Care Inc, and Progressive Care LLC, a Nevada limited liability company and a direct, wholly owned subsidiary of NextPlat (“Merger Sub”). Pursuant to the terms of the Merger Agreement, upon the approval of NextPlat’s and Progressive Care’s shareholders, Progressive Care would merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity of the Merger. The result of which being that Progressive Care would become a wholly-owned subsidiary of NextPlat.

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

Distribution of Our Products Through Alibaba

On July 13, 2021, we announced that our Global Telesat Communications (“GTC”) unit entered into an agreement with Alibaba.com, the B2B (Business-to-Business) e-commerce website owned and operated by Alibaba Group Holding Limited, also known as Alibaba Group (NYSE: BABA; HKEX: 9988), a Chinese multinational technology company specializing in e-commerce, retail, internet, and technology. GTC is a Gold-level Supplier on Alibaba.com, the world’s largest Business-to-Business (B2B) e-commerce website. Under the agreement, GTC significantly expanded its 24/7/365 e-commerce presence with the launch of its latest global storefront on Alibaba.com on which it offers a range of satellite IoT and connectivity products. These include our specialized satellite tracking products, some of which operate using the Company’s many ground station-based network processors and can be used to track and monitor the location of cars, trucks, trailers, boats, containers, animals, and other remote assets. We currently list approximately 500 products on Alibaba.com. The agreement will continue on a year-to-year basis. Additionally, we have an agreement with Tmall.com, a subsidiary of Alibaba, which allows us to list and sell our range of OPKO healthcare products. We will also sell our Florida Sunshine vitamins through Tmall.com.

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

Revenue Recognition and Unearned Revenue

e-Commerce Operations:

The Company recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty. Historically, the Company has not incurred significant expenses for warranties. Equipment sales which have been prepaid, before the goods are shipped are recorded as contract liabilities and once shipped and delivered is recognized as revenue. The Company also records as contract liabilities, certain annual plans for airtime, which are paid in advance. Once airtime services are incurred, they are recognized as revenue. Unbilled revenue is recognized for airtime plans whereby the customer is invoiced for its data usage the following month after services are incurred.

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

Pharmacy benefit manager (“PBM”) fees, including direct and indirect remuneration (“DIR”) fees, are assessed by payers and charged at the time of the settlement of a pharmacy claim. DIR fees are fees charged by PBMs to pharmacies for network participation as well as periodic reimbursement reconciliations. Through December 31, 2023, the Company accrued an estimate of PBM fees, including DIR fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of prescription revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known. Effective January 1, 2024, all PBMs began charging DIR fees at the time of the settlement of a pharmacy claim.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation. (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issues to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expanded the scope of ASC 718, Compensation - Stock Compensation, which previously only included share-based payments issued to employees, to also includes share-based payments issues to non-employees for goods and services. Consequently, the accounting for share-based payment to non-employees and employees will be substantially aligned. This standard became effective for the financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Management adopted this standard on January 1, 2019.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of over the value assigned to net tangible and identifiable intangible assets. We perform the required annual impairment tests of goodwill at the end of each fiscal year on our reporting unit. To determine the fair value of the reporting unit, we use a discounted cash flow model with market-based support as our valuation technique to measure the fair value for our reporting unit. The discounted cash flow model uses five-to-ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. Our significant assumptions in the discounted cash flow models include, but are not limited to: the weighted average cost of capital (“WACC”), revenue growth rates, including perpetual revenue growth rates, and operating margin percentages of the reporting unit’s business. We consider the current market conditions when determining assumptions. The total forecasted cash flows are discounted based on ranges included in assumptions regarding our WACC. Lastly, we reconcile the aggregate fair values of our reporting units to our market capitalization, which include a reasonable control premium based on market conditions. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in business combinations, common stock, warrants and options issued for services, net realizable value of accounts receivables and other receivables, the useful lives of property and equipment and intangible assets determining the potential impairment of long-lived assets and goodwill, the estimate of the fair value of the lease liability and related right of use assets, pharmacy benefit manager (“PBM”) fee estimates, inventory reserve estimates, and the estimates of the valuation allowance on deferred tax assets and corporate income taxes.

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

Results of Operations

The results of operations for the year ended December 31, 2024, include the full year results for Progressive Care compared to the results of operations for the prior year ended December 31, 2023, which include results of operations for Progressive Care for the period from the date of acquisition, July 1, 2023, to December 31, 2023.

Our revenues were as follows (in thousands):

	Years Ended December 31,
	2024	2023	$ Change	% Change
Revenue, net	$65,483	$37,756	$27,727	73%
Cost of revenue	49,254	26,445	22,809	86%
Gross profit	16,229	11,311	4,918	43%
Operating expenses	39,853	34,539	5,314	15%
Loss before other income	(23,624)	(23,228)	(396)	2%
Other income	(570)	(937)	367	(39)%
Loss before income taxes and equity in net loss of affiliate	(23,054)	(22,291)	(763)	3%
Income taxes	(71)	(28)	(43)	154%
Loss before equity in net loss of affiliate	(23,125)	(22,319)	(806)	4%
Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	—	11,352	(11,352)	(100)%
Equity in net loss of affiliate	—	(1,440)	1,440	(100)%
Net loss	(23,125)	(12,407)	(10,718)	86%
Net loss attributable to noncontrolling interest	9,100	8,629	471	5%
Net loss attributable to NextPlat Corp	$(14,025)	$(3,778)	$(10,247)	271%

For the years ended December 31, 2024 and 2023, we recognized overall revenue from operations of approximately $65.5 million and $37.8 million, respectively, an overall increase of approximately $27.7 million for the year ended December 31, 2024, when compared to the year ended December 31, 2023. The increase in revenue was primarily attributable to an increase of approximately $24.9 million from the Healthcare Operations reportable segment as a result of the Progressive Care acquisition on July 1, 2023, and approximately $2.8 million as it relates to the e-Commerce Operations reportable segment as a result of the acquisition of Outfitter.

Gross profit margins for the years ended December 31, 2024 and 2023 were approximately 24.8% and 30.0%, respectively. The decrease in gross profit margin was primarily attributable to the Healthcare Operations reportable segment as it continues to experience pressures from medication price increases along with reimbursement rates not keeping pace with those increases.

Our loss before other income increased by approximately $0.4 million for the year ended December 31, 2024, when compared to the year ended December 31, 2023, as a result of the increase in operating expenses of approximately $5.3 million, offset by the increase in gross profit of approximately $4.9 million. The increase in operating expenses included non-recurring expenses and losses that are not indicative of our regular operations, including impairment losses of approximately $13.7 million and $13.9 million for the years ended December 31, 2024 and 2023, respectively, and approximately $3.4 million of non-recurring professional fees and other expenses associated with litigation and our merger with Progressive Care in the current year. Without those non-recurring items, loss before other income would have been approximately $6.6 million for the year ended December 31, 2024 compared to $9.3 million for the year ended December 31, 2023.

Revenue

Our revenues were as follows (in thousands):

	Years Ended December 31,
	2024		2023
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net:
e-Commerce revenue	$13,791	21%	$10,977	29%	$2,814	26%
Pharmacy prescription and other revenue, net of PBM fees	41,308	63%	21,412	57%	19,896	93%
Sub total	55,099	84%	32,389	86%	22,710	70%
Revenues from services:
Pharmacy 340B contract revenue	10,384	16%	5,367	14%	5,017	93%

Revenues, net	$65,483	100%	$37,756	100%	27,727	73%

Revenues, net for the year ended December 31, 2024, consisted of e-Commerce sales of satellite phones, tracking devices, accessories, and airtime plans, pharmacy prescription revenue, and 340B contract revenues. For the year ended December 31, 2024, overall revenues were approximately $65.5 million compared to $37.8 million for the year ended December 31, 2023, an increase of approximately $27.7 million or 73.4%.

Total e-Commerce revenues were approximately $13.8 million and $11.0 million for the years ended December 31, 2024 and 2023, respectively, an increase of approximately $2.8 million mainly due to the Outfitter acquisition on April 1, 2024.

Total pharmacy prescription and 340B contract revenues were approximately $51.7 million and $26.8 million for the years ended December 31, 2024 and 2023, respectively. The increase is due to the full year results for Progressive Care included in the 2024 period versus six months results during the same period in 2023 due to the Progressive Care acquisition occurring on July 1, 2023. The pharmacy filled approximately 514,000 prescriptions for the year ended December 31, 2024, compared to approximately 489,000 prescriptions for the year ended December 31, 2023 (prescription count for the year ended December 31, 2023 includes prescriptions filled prior to the acquisition of Progressive Care that occurred on July 1, 2023).

Operating Expenses

Our operating expenses were as follows (in thousands):

	Years Ended December 31,
	2024	2023	$ Change	% Change
Selling, general and administrative	$7,860	$9,910	$(2,050)	(21)%
Salaries, wages and payroll taxes	11,441	6,643	4,798	72%
Impairment loss	13,653	13,895	(242)	(2)%
Professional fees	4,401	1,981	2,420	122%
Depreciation and amortization	2,498	2,110	388	18%
Total operating expenses	$39,853	$34,539	$5,314	15%

Total operating expenses for the year ended December 31, 2024, were approximately $39.9 million, an increase of approximately $5.3 million or 15.4%, from total operating expenses for the year ended December 31, 2023, of approximately $34.5 million. Factors contributing to the increase are described below.

Selling, general and administrative expenses were approximately $7.9 million and $9.9 million for the years ended December 31, 2024 and 2023, respectively, a decrease of approximately $2.1 million or 20.7%. The decrease for the year ended December 31, 2024, was mainly attributable to a decrease in stock-based compensation of approximately $3.8 million due to non-recurring grants fully vested, offset by an increase of approximately $1.5 million relating to operating expenses of the Healthcare Operations as a result of the Progressive Care acquisition on July 1, 2023 and approximately $0.4 million relating to the Outfitter acquisition on April 1, 2024.

Salaries, wages and payroll taxes were approximately $11.4 million and $6.6 million for the years ended December 31, 2024 and 2023, respectively, an increase of approximately $4.8 million or 72.2%. The increase was mainly attributable to the Healthcare Operations as a result of the Progressive Care acquisition as of July 1, 2023, of approximately $5.0 million, and approximately $0.3 million as it relates to the Outfitter acquisition on April 1, 2024, offset by a decrease in e-Commerce Operations salaries and wages of approximately $0.5 million.

The Company performed a goodwill impairment test during the year ended December 31, 2024 and it was determined that the carrying amount of goodwill exceeded its fair value resulting in the Company recording a non-cash impairment charge of approximately $0.7 million, recorded in the Healthcare Operations reporting segment. As of December 31, 2024, there was no remaining goodwill as it relates to the Healthcare Operations reporting segment. Refer to Note 12. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.

The Company performed a long-lived assets impairment test as it relates to the Healthcare Operations reporting segment during the year ended December 31, 2024 and it was determined that the carrying amount of the asset group exceeded its fair value resulting in the Company recording a non-cash impairment charge to certain long-lived assets, primarily intangible assets, of approximately $12.8 million during the year ended December 31, 2024. Refer to Note 12. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, inputs used in the fair value measurements, and the changes in intangible assets for the period.

The Company recorded approximately $0.1 million of impairment loss related to the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future. This was recorded in the Healthcare Operations reporting segment for the year ended December 31, 2024.

Professional fees were approximately $4.4 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively, an increase of approximately $2.4 million or 122.2%. The increase was mainly attributable to the settlement of litigation and associated legal fees with the e-Commerce Operations of approximately $1.3 million, legal and consulting fees as it relates to the merger of Progressive Care of approximately $0.6 million, and other professional and accounting fees associated with the Healthcare Operations of approximately $0.5 million. Management does not expect these increases in professional fees to be recurring expenses in the foreseeable future.

Depreciation and amortization expenses were approximately $2.5 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively, an increase of approximately $0.4 million or 18.4%. The increase was attributable to a full year of depreciation and amortization as it relates to the Healthcare Operations reportable segment of approximately $0.5 million compared to six months of depreciation and amortization in the prior year related to the Healthcare Operations reportable segment from the Progressive Care acquisition on July 1, 2023.

Total Other Income

Our total other income decreased by approximately $0.4 million for the year ended December 31, 2024 when compared to the same period in 2023, and was mainly due to an increase of interest received of approximately $0.1 million, a change in foreign currency rates of approximately $0.2 million, and gain on disposal of property and equipment of approximately $0.1 million, which was offset by the non-recurring write off of aged payables of approximately $0.3 million in the prior year.

Equity Method Investment

Prior to the Progressive Care acquisition in July 2023, our investment in Progressive Care was accounted for by the equity method of accounting, and we recorded a net loss in the equity of Progressive Care of approximately $1.4 million, and a gain on the remeasurement of fair value of equity method investment in Progressive Care of approximately $11.4 million. Effective July 1, 2023, Progressive Care became a consolidated subsidiary of the Company, which resulted in a change in the accounting treatment from equity method to consolidation.

Net Loss

We recorded net losses of approximately $23.1 million and $12.4 million for the years ended December 31, 2024 and 2023, respectively. The change in the net loss was a result of the factors described above.

Comprehensive Loss

We recorded comprehensive losses for foreign currency translation adjustments of approximately $3,000 and $22,000 for the years ended December 31, 2024 and 2023, respectively. The change was primarily attributable to exchange rate variances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of December 31, 2024, we had a cash balance of approximately $20.0 million. Our working capital was approximately $23.3 million at December 31, 2024.

As of the date of this report, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

The following table summarizes our cash flows (in thousands):

	Years Ended December 31,
	2024	2023
Net change in cash from:
Operating activities	$(5,464)	$(3,596)
Investing activities	(953)	5,199
Financing activities	72	5,860
Effect of exchange rate on cash	(2)	(47)
Change in cash	(6,347)	7,416
Cash at end of year	$19,960	$26,307

Cash Flow from Operating Activities

Net cash flows used by operating activities totaled approximately $5.5 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively, and changed by approximately $1.9 million period over period. The unfavorable change of approximately $1.9 million was primarily attributable to the following:

●	an increase in cash received from e-Commerce Operations of approximately $2.8 million due to year-over-year sales increase; an increase in cash received from Healthcare Operations of approximately $40.9 million was mainly due to the full year results of Progressive Care included in 2024 versus six months results during 2023 as a result of the acquisition as of July 1, 2023;
●

an increase in cash received from interest income and other sources of approximately $0.4 million and primarily represents the full year of interest income on money market accounts in 2024 versus five months in 2023;

●	an increase in cash paid for inventory purchases and other costs of revenue of approximately $43.6 million, which was mainly due to the full year results of Progressive Care included in 2024 versus six months results during 2023 as a result of the acquisition as of July 1, 2023, Outfitter acquisition as of April 1, 2024, and an increase in inventory purchases for e-Commerce Operations as a result of increased sales;
●	an increase in cash paid for salaries and related expenses of approximately $4.8 million, offset by a decrease in cash paid for other recurring operational expenses of approximately $6.2 million, and mainly due to the full year results of Progressive Care included in 2024 versus six months results during 2023 as a result of the acquisition as of July 1, 2023, and Outfitter acquisition as of April 1, 2024;
●	an increase in cash paid for income taxes of approximately $0.1 million;
●	and an increase in cash paid for merger costs and other non-recurring expenses of approximately $3.4 million.

Cash Flow from Investing Activities

Net cash flows (used in) provided by investing activities were approximately ($1.0 million) and $5.2 million for the years ended December 31, 2024 and 2023, respectively. The cash outflow in 2024 was attributable to the acquisition of Outfitter, compared to the cash inflow in 2023 due to the acquisition of Progressive Care.

Cash Flow Financing Activities

Cash provided by financing activities of approximately $0.1 for the year ended December 31, 2024 was primarily attributable to the exercise of warrants and capital contributions of non-controlling interest, offset by repayment of notes payable. Cash provided by financing activities of approximately $5.9 million for the year ended December 31, 2023 was primarily attributable to the proceeds from a capital raise and exercise of warrants, offset by repayment of notes payable.

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

Acquisition of Progressive Care Inc.

See the section above entitled “- Overview - Business acquisition of Progressive Care, Inc.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Consistent with the rules applicable to “Smaller Reporting Companies” we have omitted information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and supplementary data, together with the report of RBSM LLP, independent registered public accounting firm, are included in Part IV (see F-pages) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Inherent Limitation on Controls. Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

(c) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Material Weakness in Internal Control Over Financial Reporting

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024 because of the material weakness described below.

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with our preparation of the consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting as of December 31, 2024, related to the valuation of our inventories. The Company did not have sufficient controls in place to assess whether inventory was recorded at the lower of cost or net realizable value (“NRV”), as required by U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Remediation

Management is committed to improving its internal control over financial reporting and remediating the material weakness described above as quickly as possible. Management has outlined a remediation plan  to ensure that the control deficiency is remediated. Management’s remediation plan includes the following:  a.) implementing formalized policies and procedures to perform comprehensive NRV assessments for inventory at each reporting period; b.) establishing a review process requiring senior management oversight to ensure NRV calculations are accurate and appropriately documented; and c.) enhancing the accuracy of pricing and cost data used in NRV calculations by integrating reliable internal tracking mechanisms.

We believe that the foregoing measures will remediate the identified material weakness, although management is continuing to assess the need for any additional steps to remediate the underlying causes that gave rise to the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time. There is no assurance that additional remedial steps will not be necessary. We anticipate the remediation of the material weakness will be fully implemented and validated by the end of the second quarter of 2025. Notwithstanding the conclusion by our management that our controls and procedures as of December 31, 2024 were not effective, as described above with respect to inventory valuation, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows as of and for the years then ended, in conformity with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules from the SEC that permit us to provide only management’s report in this annual report.

(d) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICATIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICES AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Our Board of Directors has adopted a written Code of Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.nextplat.com) under “Governance Documents” within the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code and by posting such information on the website address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 12. SECURTIY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The information in Item 5 of this report regarding our Equity Compensation Plans is herein by reference. The remainder of the information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

2.1	Merger Agreement and Plan of Reorganization by and among NextPlat Corp., Progressive Care LLC, and Progressive Care Inc., dated April 12, 2024 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2024).
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014).
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
4.1

Description of NextPlat Corp’s Securities Registered Under Section 12 of the Exchange Act.  (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).
4.3	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).
4.5	Form of Warrant Agreement issued in offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022)
4.6	Form of Placement Agent Warrant Agreement issued in offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022)
10.1+	David Phipps Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).
10.2+	2020 Equity Incentive Plan (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 31, 2021).
10.3	Debenture by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).
10.4

Coronavirus Business Interruption Loan Agreement by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.5+	David Phipps Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.6+

Form Fernandez Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to Amendment No.4 to the Company’s registration statement on Form S-1 filed with the SEC on May 25, 2021, File No. 333-253027).

10.7+

Fernandez Employment Agreement, dated May 23, 2021 (incorporated by reference to Exhibit 10.20 to Amendment No.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 25, 2021, File No. 333-253027).

10.8+	Fernandez Employment Agreement, dated June 2, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report filed with the SEC on August 17, 2021).
10.9+	Form of Director Offer Letter (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).
10.10+	Hector Delgado Independent Director Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).
10.11+	Louis Cusimano Independent Director Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).
10.12+	David Phipps Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).
10.13	Alibaba.com Supplemental Services Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
10.14	Alibaba.com Transaction Services Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
10.15	Alibaba.com Terms of Use (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
10.16+	Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).
10.17+

Director Services Agreement, dated January 11, 2022, between Orbsat Corp and Rodney Barreto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2022).

10.18+	Orbsat Corp Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).
10.19+	Orbsat Corp 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).
10.20+

Form of Stock Option Grant Notice and Agreement between Orbsat Corp and each of Charles M. Fernandez (75,000 shares), Paul R Thomson (10,000 shares) and Theresa Carlise (15,000 shares), entered into in December 2021 (incorporated by reference to Exhibit 10.68 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2022).

10.21+

Stock Option Agreement, dated July 1, 2022, by and between NextPlat Corp and Charles M. Fernandez (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10.22

Employment Agreement, dated as of November 7, 2022, by and between the Company and Robert Bedwell (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.23

Employment Agreement, dated as of November 14, 2022, by and between the Company and Cecile Munnik (incorporated by reference to Exhibit 10.8 the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.24+

Stock Option Agreement dated December 5, 2022, and effective as of November 7, 2022, by and between the Company and Robert Bedwell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed on December 5, 2022).

10.25+

Stock Option Agreement dated December 5, 2022, and effective as of November 14, 2022, by and between the Company and Cecile Munnik (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K Filed on December 5, 2022).

10.26	Merchant Sourcing Agreement, dated as of April 20, 2023, by and between the Company and Alibaba.com Singapore E-Commerce Private Limited, a company organized under the laws of Singapore* (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2023)
10.27	Promissory Note, dated July 7, 2023, in the original principal amount of $250,000 made by Next Borough Capital Management to the order of NextPlat Corp. (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023).
10.28	First Amendment to Employment Agreement, dated as of June 29, 2023, by and between NextPlat Corp and Cecile Munnik (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023).
10.29	Distribution Agreement, dated as of October 12, 2023, by and between OPKO Health Spain, S.L.U. and NextPlat Corp (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2023).
10.30	Stock Purchase Agreement, dated as of March 25, 2024, by and between NextPlat Corp and James T. McKinley (incorporated by reference from Exhibit 10.1 to the Company’s Current Report filed on March 29, 2024)
10.31	Form of Lock-Up Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2024).
10.32+	Employment Agreement, dated as of August 11, 2024, by and between the Company and David Phipps (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024).
10.33+	Elizabeth Alcaine Independent Director Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.34+	Amended Director Agreement, dated as of October 1, 2024, by and between the Company and Louis Cusimano.
10.35+	Independent Director Agreement, dated as of October 1, 2024, by and between the Company and Jervis Hough.
10.36+	Amended Director Agreement, dated as of October 1, 2024, by and between the Company and Hector Delgado.
10.37+	Independent Director Agreement, dated as of October 1, 2024, by and between the Company and Douglas Ellenoff.
10.38+	Independent Director Agreement, dated as of October 1, 2024, by and between the Company and Anthony Armas.
21.1	Subsidiaries of NextPlat Corp.
23.1	Consent of RBSM LLP.
31.1	Certification of Principal Executive Officer, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 11, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: March 21, 2025	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Title: Executive Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Cecile Munnik
Cecile Munnik
Title: Chief Financial Officer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Fernandez	Chief Executive Officer and Executive Chairman	March 21, 2025
Charles M. Fernandez	(Principal Executive Officer)

/s/ Cecile Munnik	Chief Financial Officer	March 21, 2025
Cecile Munnik	(Principal Financial and Accounting Officer)

/s/ David Phipps	President and Chief Executive Officer of Global Operations and Director	March 21, 2025
David Phipps

/s/ Douglas S. Ellenoff	Vice Chairman and Chief Business Development Strategist and Director	March 21, 2025
Douglas Ellenoff

/s/ Hector Delgado	Director	March 21, 2025
Hector Delgado

/s/ Elizabeth Alcaine	Director	March 21, 2025
Elizabeth Alcaine

/s/ Louis Cusimano	Director	March 21, 2025
Louis Cusimano

/s/ Jervis Bennett Hough	Director	March 21, 2025
Jervis Bennett Hough

/s/ Rodney Barreto	Director	March 21, 2025
Rodney Barreto

/s/ Anthony Armas	Director	March 21, 2025
Anthony Armas

NEXTPLAT CORP AND SUBSIDIARIES

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NextPlat Corp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NextPlat Corp and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Business Acquisition – Refer to Note 4 to the consolidated financial statements

Critical Audit Matter Description

On April 1, 2024, the Company closed the purchase of Outfitter Satellite, Inc. (“Outfitter”).  Total purchase consideration was $1.1 million.  The purchase price was allocated to identifiable assets and liabilities, as well as intangible assets of $.185 million to trade names, $.415 million to customer records and $.301 to goodwill, less a deferred tax effect of $.145 million.

The principal considerations for our determination that performing procedures relating to the business acquisition is a critical audit matter are as follows; (i) the Company used Level 3 inputs when determining the fair value of the intangible assets; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge including a valuation expert.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

●

These procedures included, among others, (i) testing management’s process for determining the fair value estimates; (ii) testing the completeness and accuracy of the underlying data used in the fair value approach; and (iii) evaluating the reasonableness of the significant assumptions used by management.

●

Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the fair value approaches and (ii) the reasonableness of significant assumptions of relevant financial matrices for concluding the fair value of reporting unit and future levels of revenue growth.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY
March 21, 2025 PCAOB ID Number 587

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par data)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$19,960	$26,307
Accounts receivable, net	4,895	8,923
Receivables - other, net	732	1,846
Inventory, net	4,881	5,135
Unbilled revenue	237	189
VAT receivable	371	342
Prepaid expenses	404	640
Notes receivable due from related party	—	256
Total Current Assets	31,480	43,638

Property and equipment, net	3,407	3,989

Goodwill	156	731
Intangible assets, net	524	14,423
Operating right-of-use assets, net	812	1,566
Finance right-of-use assets, net	5	22
Deposits	94	39
Prepaid expenses, net of current portion	—	61
Total Other Assets	1,591	16,842
Total Assets	$36,478	$64,469

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$7,230	$13,176
Contract liabilities	89	42
Notes payable	380	312
Due to related party	48	18
Operating lease liabilities	404	532
Finance lease liabilities	5	18
Income taxes payable	54	139
Total Current Liabilities	8,210	14,237

Long Term Liabilities
Notes payable, net of current portion	1,032	1,211
Operating lease liabilities, net of current portion	438	929
Finance lease liabilities, net of current portion	—	5
Total Liabilities	9,680	16,382

Commitments and Contingencies	—	—

Equity
Common stock ($0.0001 par value; 50,000,000 shares authorized; 25,963,051 and 18,724,596 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	3	2
Additional paid-in capital	75,697	67,170
Accumulated deficit	(48,950)	(34,925)
Accumulated other comprehensive loss	(66)	(63)
Equity attributable to NextPlat Corp stockholders	26,684	32,184
Equity attributable to noncontrolling interests	114	15,903
Total Equity	26,798	48,087

Total Liabilities and Equity	$36,478	$64,469

See accompanying notes to consolidated financial statements.

  NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per shares data)

	Years Ended December 31,
	2024	2023
Sales of products, net	$54,941	$32,389
Revenues from services	10,542	5,367
Revenue, net	65,483	37,756

Cost of products	49,033	26,313
Cost of services	221	132
Cost of revenue	49,254	26,445

Gross profit	16,229	11,311

Operating expenses:
Selling, general and administrative	7,860	9,910
Salaries, wages and payroll taxes	11,441	6,643
Impairment loss	13,653	13,895
Professional fees	4,401	1,981
Depreciation and amortization	2,498	2,110
Total operating expenses	39,853	34,539

Loss before other (income) expense	(23,624)	(23,228)

Other (income) expense:
Gain on sale or disposal of property and equipment	(94)	—
Interest expense	81	79
Interest earned	(731)	(620)
Asset write-off	111	28
Other income	(2)	(317)
Foreign currency exchange rate variance	65	(107)
Total other (income) expense	(570)	(937)

Loss before income taxes	(23,054)	(22,291)

Income taxes	(71)	(28)
Loss before equity in net loss of affiliate	(23,125)	(22,319)

Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	—	11,352
Equity in net loss of affiliate	—	(1,440)
Net loss	(23,125)	(12,407)

Net loss attributable to non-controlling interest	9,100	8,629
Net loss attributable to NextPlat Corp	$(14,025)	$(3,778)

Comprehensive loss:
Net loss	$(23,125)	$(12,407)
Foreign currency loss	(3)	(22)
Comprehensive loss	$(23,128)	$(12,429)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,025)	$(3,778)
Weighted number of common shares outstanding – basic and diluted	20,614	17,494

Basic and diluted loss per share	$(0.68)	$(0.22)

See accompanying notes to consolidated financial statements.

  NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED December 31, 2024 AND 2023

(In thousands)

					Accumulated
	Common Stock		Additional		Other	Stockholders’
	$0.0001 Par Value		Paid-in	Accumulated	Comprehensive	Equity	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	NextPlat Corp	Interests	Equity
Balance, December 31, 2022	14,402	$1	$56,963	$(31,147)	$(41)	$25,776	$—	$25,776
Issuance of common stock related to April offering	3,429	1	5,999	—	—	6,000	—	6,000
Issuance of common stock related to exercise of warrants	105	—	184	—	—	184	—	184
Issuance of common stock related to restricted stock award	789	—	2,468	—	—	2,468	300	2,768
Stock-based compensation in connection with options granted	—	—	1,524	—	—	1,524	1,052	2,576
Stock-based compensation in connection with warrants granted	—	—	32	—	—	32	—	32
Acquisition of subsidiary and noncontrolling interests	—	—	—	—	—	—	23,180	23,180
Comprehensive loss	—	—	—	—	(22)	(22)	—	(22)
Net loss	—	—	—	(3,778)	—	(3,778)	(8,629)	(12,407)
Balance, December 31, 2023	18,725	2	67,170	(34,925)	(63)	32,184	15,903	48,087
Stock-based compensation in connection with options granted	—	—	455	—	—	455	—	455
Stock-based compensation in connection with restricted stock awards	220	—	772	—	—	772	405	1,177
Capital contribution of noncontrolling interests	—	—	—	—	—	—	122	122
Issuance of common stock related to exercise of warrants	48	—	85	—	—	85	—	85
Issuance of common stock related to Progressive Care Merger	6,970	1	7,215	—	—	7,216	(7,216)	—
Comprehensive loss	—	—	—	—	(3)	(3)	—	(3)
Net loss	—	—	—	(14,025)	—	(14,025)	(9,100)	(23,125)
Balance, December 31, 2024	25,963	$3	$75,697	$(48,950)	$(66)	$26,684	$114	$26,798

See accompanying notes to consolidated financial statements.

  NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from e-Commerce Operations revenue	$13,544	$10,736
Cash received from Healthcare Operations revenue	57,282	16,338
Cash received from interest income	987	620
Cash received from other sources	94	317
Cash paid for inventory purchases and other costs of revenue	(48,863)	(5,219)
Cash paid for salaries and related expenses	(11,441)	(6,643)
Cash paid for other recurring operating expenses	(13,412)	(19,638)
Cash paid for interest expense	(81)	(79)
Cash paid for income taxes	(156)	(28)
Cash paid for merger costs and other non-recurring expenses	(3,418)	—
Net cash used in operating activities	(5,464)	(3,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(189)	(647)
Capital contributions to equity method investee	—	(1,506)
Proceeds from sale or disposal of property and equipment	94	—
Cash acquired in acquisition of Progressive Care subsidiary	—	7,352
Cash acquired in acquisition of Outfitter Satellite subsidiary	236	—
Cash paid in acquisition of Outfitter Satellite subsidiary	(1,094)	—
Net cash (used in) provided by investing activities	(953)	5,199

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable, related party, net	—	(10)
Issuance of common stock for PIPE transaction	—	6,000
Proceeds from exercise of warrants	85	184
Capital contribution of non-controlling interest	122	—
Payments on finance lease liabilities	(24)	(15)
Repayments of notes payable	(111)	(299)
Net cash provided by financing activities	72	5,860

Effect of exchange rate on cash	(2)	(47)

Net (decrease) increase in cash	(6,347)	7,416
Cash beginning of year	26,307	18,891
Cash end of year	$19,960	$26,307

Reconciliation of net loss to cash flow used by operating activities
Net loss	$(23,125)	$(12,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	768	758
Change in allowance for credit losses	(131)	47
Change in inventory reserve	379	—
Amortization of intangible assets	1,709	1,337
Amortization of right-of-use assets - operating leases	325	417
Amortization of right-of-use assets - finance leases	20	15
Write-off of right-of-use asset	111	28
Gain on remeasurement of fair value of equity interest in affiliate prior to acquisition	—	(11,352)
Impairment loss	13,653	13,895
Equity in net loss of affiliate	—	1,440
Stock-based compensation	1,632	5,376
Gain on sale or disposal of property and equipment	(94)	—
Change in operating assets and liabilities:
Accounts receivable	5,344	(3,449)
Inventories	12	(2,217)
Unbilled revenue	(48)	(47)
Prepaid expense	309	22
Notes receivable	—	(256)
Other assets	256	—
Deposits	(55)	—
VAT receivable	(29)	91
Accounts payable and accrued expenses	(6,035)	3,231
Operating lease liabilities	(427)	(464)
Income taxes payable	(85)	45
Contract liabilities	47	6
Liabilities from discontinued operations	—	(112)
Net cash used in operating activities	$(5,464)	$(3,596)

See accompanying notes to consolidated financial statements

NEXTPLAT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations.

Unless the context requires otherwise, references to the “Company”, “we”, “us”, “our”, “our Company”, or “our business” refer to NextPlat Corp and its subsidiaries.

NextPlat Corp:

NextPlat Corp, a Nevada corporation, formerly Orbsat Corp was incorporated in 1997. The Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts on platforms such as Alibaba, Amazon and Walmart. These e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. NextPlat has announced its intention to broaden its e-commerce platform and is implementing a comprehensive system upgrade to support this initiative. We provide a comprehensive array of Satellite Industry communication services and related equipment sales.

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

Our wholly-owned subsidiary, Orbital Satcom Corp. (“Orbital Satcom”), a Nevada corporation, was formed on November 14, 2014.

On June 22, 2022, NextPlat B.V. (“NXPLBV”) was formed in Amsterdam, Netherlands, as a wholly owned subsidiary of NextPlat Corp. NXPLBV was liquidated on December 28, 2023.

On  April 1, 2024, NextPlat acquired 100% of the ownership interest of Outfitter Satellite, Inc., a Tennessee corporation (“Outfitter”) in a stock purchase transaction. Outfitter is a wholly-owned subsidiary of NextPlat Corp.

Progressive Care, LLC (formerly Progressive Care Inc.):

On  April 12, 2024, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Progressive Care Inc. and Progressive Care LLC, a Nevada limited liability company and a direct, wholly owned subsidiary of the Company (“Progressive Care” or “Merger Sub”). On  October 1, 2024 and pursuant to the terms of the Merger Agreement, the Company, Progressive Care Inc. and Merger Sub entered into a business combination transaction pursuant to which Progressive Care Inc. merged with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity of the Merger. Following the Merger, Progressive Care LLC became a wholly-owned subsidiary of NextPlat. Progressive Care Inc. previously became a controlled subsidiary of the Company on  July 1, 2023, therefore the Merger had no financial impact to the Company.

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

Florida Sunshine Brands, LLC:

Florida Sunshine Brands, LLC (“Florida Sunshine”) is a Florida limited liability company and incorporated  December 6, 2023. Florida Sunshine operates under an operating agreement between NextPlat, with a 51% ownership, and Outer Brands FS, LLC, with a 49% ownership.  Florida Sunshine’s main objective is to source and sell vitamins and nutritional supplements.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Business acquisition of Progressive Care, LLC (formerly Progressive Care, Inc.)

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

On  April 12, 2024, NextPlat entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Progressive Care Inc, and Progressive Care LLC, a Nevada limited liability company and a direct, wholly owned subsidiary of NextPlat (“Merger Sub”). Pursuant to the terms of the Merger Agreement, upon the approval of NextPlat’s and Progressive Care’s shareholders, Progressive Care would merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity of the Merger. The result of which being that Progressive Care would become a wholly-owned subsidiary of NextPlat.

On  September 13, 2024, the shareholders of each of NextPlat and Progressive Care approved the Merger Agreement and the transactions contemplated thereby.

On  October 1, 2024, at 12:01 Eastern time, the Merger became effective and Progressive Care merged with and into Merger Sub and thereby became a wholly owned subsidiary of NextPlat. In connection with the Merger, each share of Progressive Care common stock that was issued and outstanding immediately prior to the effective time of the Merger was converted into 1.4865 shares of NextPlat common stock, and each warrant to purchase Progressive Care common stock that was outstanding and unexercised immediately prior to the effective time of the Merger automatically converted into a warrant to purchase shares of NextPlat common stock with each such warrant having and being subject to the same terms and conditions (including vesting and exercisability terms) as were applicable to such Progressive Care warrant immediately before the effective time.

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

Outfitter provides consumers, commercial, and government customers with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company are described below. Progressive Care became a consolidated subsidiary of the Company on July 1, 2023 and as a result the Company has incorporated certain significant accounting policies of Progressive Care for the year ended December 31, 2024.

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in business combinations, common stock, warrants and options issued for services, net realizable value of accounts receivables and other receivables, the useful lives of property and equipment and intangible assets determining the potential impairment of long-lived assets and goodwill, the estimate of the fair value of the lease liability and related right of use assets, pharmacy benefit manager (“PBM”) fee estimates, inventory reserve estimates, and the estimates of the valuation allowance on deferred tax assets and corporate income taxes.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. During 2024, the Company changed its presentation method on the statements of cash flows from the indirect method to the direct method. The Company has recast the Consolidated Statements of Cash Flows and related disclosures for the year ended  December 31, 2023, to conform to the direct presentation method in the current period.

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

Segment Reporting

The Company evaluated segment reporting in accordance with ASC Topic 280, Segment Reporting, and concluded that the Company is comprised of two operating segments. This conclusion is based on the discrete operating results regularly reviewed by the chief operating decision maker (“CODM”) to assess the performance of the business and to make resource allocations. These two operating segments also represent our two reportable segments: (i) e-Commerce Operations and (ii) Healthcare Operations.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Business acquisitions

The Company records business acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, and contractual contingencies are recognized at their fair value on the acquisition date. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized and goodwill. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired, liabilities assumed and equity interests. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.

Cash and Cash Equivalents

The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, approximately $2.4 million, are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company has a policy of reserving questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are offset against sales and relieved from accounts receivable, after all means of collection have been exhausted and the potential for recovery is considered remote.

Progressive Care trade accounts receivable is stated at the invoiced amount. Trade accounts receivable primarily include amounts from third-party PBMs and insurance providers and are based on contracted prices. Trade accounts receivable is unsecured and require no collateral. Progressive Care records an allowance for doubtful accounts for estimated differences between the expected and actual payment of accounts receivable. These reductions were made based upon reasonable and reliable estimates that were determined by reference to historical experience, contractual terms, and current conditions. Each quarter, Progressive Care reevaluates its estimates to assess the adequacy of its allowance and adjusts the amounts as necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

Inventories are valued at the lower of cost or net realizable value, using the first-in first-out cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analysis and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded to cost of products.

Prepaid Expenses

Prepaid expenses include prepayments in cash for accounting fees, which are being amortized over the terms of their respective agreements, as well as cost associated with certain contract liabilities. The current portion consists of costs paid for future services which will occur within a year.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investments

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The carrying value of our equity method investment is reported as “equity method investment” on the consolidated balance sheets. The Company’s equity method investment is reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s proportionate share of the net loss resulting from these investments is reported under the line item captioned “equity in net loss of affiliate” in the consolidated statements of operations and comprehensive loss. Note 13 contains additional information on the equity method investment.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, GTC, are maintained using the appropriate local currency, Great British Pound, as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of comprehensive loss.

The relevant translation rates are as follows: for the year ended December 31, 2024, closing rate at $1.26 US$: GBP, yearly average rate at $1.28 US$: GBP, for the year ended  December 31, 2023 closing rate at $1.27 US$: GBP, yearly average rate at $1.24 US$: GBP.

Revenue Recognition and Unearned Revenue

e-Commerce Operations:

The Company recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty. Historically, the Company has not incurred significant expenses for warranties. Equipment sales which have been prepaid, before the goods are shipped are recorded as contract liabilities and once shipped and delivered is recognized as revenue. The Company also records as contract liabilities, certain annual plans for airtime, which are paid in advance. Once airtime services are incurred, they are recognized as revenue. Unbilled revenue is recognized for airtime plans whereby the customer is invoiced for its data usage the following month after services are incurred.

The Company’s customers generally purchase a combination of our products and services as part of a multiple element arrangement. The Company’s assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment. This assessment has a significant impact on the amount and timing of revenue recognition.

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Contract liabilities are shown separately in the consolidated balance sheets as current liabilities. At December 31, 2024, we had contract liabilities of approximately $89,000. At December 31, 2023, we had contract liabilities of approximately $42,000.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Healthcare Operations:

The Company provides prescription pharmaceuticals, virus related diagnostics and vaccinations, TPA services, and contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program. Under the terms of the contracted pharmacy services for 340B covered entities, the Company acts as a pass-through for reimbursements on prescription claims adjudicated on behalf of the 340B covered entities in exchange for a dispensing fee per prescription.

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

PBM fees, including direct and indirect remuneration (“DIR”) fees, are assessed by payers and charged at the time of the settlement of a pharmacy claim. DIR fees are fees charged by PBMs to pharmacies for network participation as well as periodic reimbursement reconciliations. Through December 31, 2023, the Company accrued an estimate of PBM fees, including DIR fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of prescription revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known. Through  December 31, 2023, for some PBMs, DIR fees were charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge the Company for these fees as reductions of reimbursements paid to the Company two to three months after the end of the trimester (e.g., DIR fees for  September -  December 2023 claims were clawed back by these PBMs in  May -  June 2024). As of  December 31, 2023, DIR fees that were not collected at the time of claim settlement, the Company recorded an accrued liability for estimated DIR fees that were fully collected by the PBMs by the end of the second quarter of 2024. Effective  January 1, 2024, all PBMs began charging DIR fees at the time of the settlement of a pharmacy claim.

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

As stated in the TPA agreements, the Company receives a fixed percentage which is applied to the gross pharmacy service billings over the contract period. The gross pharmacy service billings are estimated based on the number of prescriptions filled by the Pharmacy Service contractor multiplied by the reimbursement rates set by the insurance providers. The Company invoices the covered entities for TPA services on a semi-monthly basis and collections are within 24-45 days of invoicing.

ASC Topic 606 provides a practical expedient wherein an entity may recognize revenue in the amount to which it has a right to invoice a customer if the entity has a right to consideration from the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. This expedient could be available, for example, for a service contract in which an entity bills a fixed amount for each hour of service provided. The Company believes that this practical expedient applies to its TPA contracts and we have elected this method in measuring revenue over the TPA contract term.

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

Shipping and handling costs are included as a component of costs of product sales in the Company’s consolidated statements of comprehensive loss because the Company includes in revenue the related costs that the Company bills its customers.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense was approximately $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

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

Intangible Assets

Acquired intangible assets with finite lives other than goodwill are amortized over their useful lives. For intangible assets acquired in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Valuation techniques consistent with the market approach, income approach, and/or cost approach are used to measure fair value. Intangible assets subject to amortization represent the fair value of tradenames and customer contracts acquired. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews its identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment losses, if any.

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

Depreciation expense for the years ended December 31, 2024, and 2023 was approximately $0.8 million and $0.8 million, respectively.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, comprised of property and equipment, right-of-use assets, and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the carrying amount of the asset group is compared to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. As of December 31, 2024, there were no indications that the carrying amounts of our long-lived assets exceeded their respective fair values. The Company recorded an impairment loss on long-lived assets for the Healthcare Operations segment, related to intangible assets, in the amount of approximately $12.8 million for the year ended December 31, 2024 - see Note 12.

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

The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the consolidated balance sheets for cash, accounts payable, accrued expenses, and notes payable approximate their estimated fair market values based on the short-term maturity of the instruments.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of ASC Topic 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC Topic 740-10, “Accounting for Income Taxes” (“ASC 740-10”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC Topic 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

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

The Company has adopted ASC Topic 740-10-25, “Definition of Settlement,” which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leases

Effective  January 1, 2019, the Company accounts for its leases under ASC Topic 842, Leases. Under this guidance, we determine if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. Arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) for the period and unrealized income (losses) from foreign currency translation adjustments.

Earnings per Common Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. In periods where the Company has a net loss, all dilutive securities are excluded. See Note 7 for more information on the computation of earnings per share.

Related Party Transactions

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party - see Note 23.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items with a description of the composition, and disclosure of the title and position of the CODM. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the provisions of this ASU in the fourth quarter of 2024 and applied the provisions retrospectively to each period presented in the consolidated financial statements. Adoption of the new standard did not have a material impact on our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-04, “Liabilities (Topic 405) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121”, to amend and add various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Bulletin No. 121.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an impairment model based on expected, rather than incurred, losses. Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance effective January 1, 2023 and the adoption had no material impact on our consolidated financial statements and related disclosures.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Accounting Pronouncements Issued but not yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, (“ASU 2024-03”), which is intended to enhance transparency into the nature and function of expenses. The new accounting rules require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and selling expense. The new accounting rules will be effective for the Company beginning with the annual period of 2027 and interim periods beginning in 2028. Early adoption is permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (ii) retrospectively to any or all prior reporting periods presented in the financial statements. While the new accounting rules will not have any impact on the Company’s financial condition, results of operations or cash flows, the adoption of the new accounting rules may result in additional disclosures. The Company is currently assessing the impact of this guidance on our disclosures.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4. Business Acquisition

On  March 25, 2024, the Company entered into a Stock Purchase Agreement with James T. McKinley, pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Outfitter. The closing of the transaction occurred on  April 1, 2024.

Outfitter provides consumers, commercial, and government customers with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.

The following table summarizes the consideration transferred to acquire Outfitter and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation
Total purchase consideration	$1,094

Identifiable net assets acquired:
Cash	$236
Accounts receivable, net	73
Inventory	137
Prepaid expenses	11
Property and equipment, net	5
Right of use assets, net	109
Intangible assets, net:
Trade name (1)	185
Customer records (2)	415
Accounts payable and accrued expenses	(124)
Notes payable and accrued interest - current portion	(53)
Lease liabilities - current portion	(56)
Deferred tax liability (3)	(145)
Net assets acquired	$793

Goodwill	$301

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●	Cash, accounts receivable, and accounts payable and accrued liabilities: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Revenue

The following table disaggregates net revenues by categories (in thousands):

	Year Ended December 31, 2024
	e-Commerce Operations	Healthcare Operations	Total
Sales of products, net
e-Commerce revenue	$13,791	$—	$13,791
Pharmacy prescription and other revenue, net of PBM fees	—	41,308	41,308
Subtotal	13,791	41,308	55,099
Revenues from services:
Pharmacy 340B contract revenue	—	10,384	10,384
Revenues, net	$13,791	$51,692	$65,483

	Year Ended December 31, 2023
	e-Commerce Operations	Healthcare Operations	Total
Sales of products, net
e-Commerce revenue	$10,977	$—	$10,977
Pharmacy prescription and other revenue, net of PBM fees	—	21,412	21,412
Subtotal	10,977	21,412	32,389
Revenues from services:
Pharmacy 340B contract revenue	—	5,367	5,367
Revenues, net	$10,977	$26,779	$37,756

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

The components of basic and diluted EPS were as follows (in thousands, except per share data). For all periods presented, the Company incurred a net loss causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in diluted loss per common share and basic loss per common share being equivalent.

	Years Ended December 31,
	2024	2023
Net loss attributable to NextPlat Corp common shareholders	$(14,025)	$(3,778)

Basic weighted average common shares outstanding	20,614	17,494
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	20,614	17,494

Basic weighted average loss per common share	$(0.68)	$(0.22)
Diluted weighted average loss per common share	$(0.68)	$(0.22)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Stock options	13	136
Common stock purchase warrants	—	675
	13	811

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Accounts Receivable

At December 31, 2024 and 2023, accounts receivable consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Gross accounts receivable – trade	$5,036	$9,195
Less: allowance for credit losses	(141)	(272)
Accounts receivable – trade, net	$4,895	$8,923

The Company decreased the allowance for credit losses in the amount of approximately $0.1 million and $47,000 for the year ended December 31, 2024 and 2023, respectively.

Accounts receivable - trade, net for the Company as of January 1, 2023 was approximately $0.4 million.

Note 9. Receivables - Other, net

At December 31, 2024 and 2023, receivables - other, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Performance bonuses	$588	$1,602
Customers	115	192
Other	29	52
	$732	$1,846

Performance bonuses, paid annually by PBMs, are estimated based on historical pharmacy performance and prior payments received.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Inventory

At December 31, 2024 and 2023, inventories consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Finished goods	$5,320	$5,195
Less reserve for obsolete inventory	(439)	(60)
Total	$4,881	$5,135

During the year ended December 31, 2024, the Company increased the inventory reserve by approximately $0.4 million.

Note 11. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Appliques	2,160	2,160
Building	2,116	2,116
Vehicles	645	595
Website development	615	587
Office furniture and fixtures	564	527
Land	184	184
Leasehold improvements	177	124
Computer equipment	119	117
Rental equipment	87	60
Construction in progress	—	22
Property and equipment gross	6,667	6,492
Less: accumulated depreciation	(3,260)	(2,503)
Property and equipment, net	$3,407	$3,989

Depreciation expense was approximately $0.8 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12. Goodwill and Intangible Assets, net

Goodwill

During the year ended  December 31, 2024, the Company concluded that the carrying amount of the Healthcare Operations reporting segment exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of approximately $0.7 million. Interim impairment assessments were considered necessary as a result of the sustained decline in the Healthcare Operations stock price and related market capitalization. The goodwill impairment charge is reflected in Impairment loss in the Consolidated Statements of Comprehensive Loss. With the assistance of a third-party valuation firm, the fair value of the Healthcare Operations reporting segment was determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows (level 3 nonrecurring fair value measurement). The income approach requires several assumptions including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for the business, estimation of the useful life over which cash flows will occur, and determination of the weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit. The long-term growth rate used in the impairment was 3.0% and the weighted average cost of capital used in the impairment was 13.5%.

The following table reflects changes in the carrying amount of goodwill during the periods presented by reportable segments (in thousands):

	e-Commerce Operations	Healthcare Operations	Total
Goodwill, net as of December 31, 2022	$—	$—	$—

Changes in Goodwill during the year ended December 31, 2023:
Goodwill acquired	—	14,626	14,626
Impairment losses	—	(13,895)	(13,895)

Balances as of December 31, 2023
Goodwill	—	14,626	14,626
Accumulated impairment losses	—	(13,895)	(13,895)
Goodwill, net as of December 31, 2023	—	731	731

Changes in Goodwill during the year ended December 31, 2024:
Goodwill acquired - Outfitter acquisition	301	—	301
Deferred tax effect of intangible basis difference (1)	(145)	—
Impairment losses	—	(731)	(731)

Balances as of December 31, 2024
Goodwill	156	14,626	14,782
Accumulated impairment losses	—	(14,626)	(14,626)
Goodwill, net as of December 31, 2024	$156	$—	$156

(1) Decrease related to book tax difference of intangible assets arising for the business acquisition of Outfitter.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible Assets

During the year ended  December 31, 2024, the Company performed an impairment assessment of long-lived assets as it relates to the Healthcare Operations reporting segment due to the decline in future projected revenues and cash flows. As a result, the Company completed a recoverability test and concluded that the asset groups were not fully recoverable as the undiscounted expected future cash flows did not exceed their carrying amounts. The Company, with the assistance of a third-party valuation firm, determined the fair value of the asset groups using an income approach utilizing undiscounted estimated future cash flows (level 3 nonrecurring fair value measurement). The income approach requires several assumptions including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, and estimation of the useful life over which cash flows will occur. The carrying amount of certain assets in the asset group exceeded the fair value, resulting in the recognition of a non-cash impairment charge to intangible assets of approximately $12.8 million for the year ended  December 31, 2024 (reflected in Impairment loss in the Consolidated Statements of Comprehensive Loss).

Intangible assets, net consisted of the following (in thousands):

	December 31, 2024
	Gross amount	Accumulated amortization	Net Amount
Customer Contracts	665	(312)	353
Trade names	185	(14)	171
Total intangible assets	$850	$(326)	$524

	December 31, 2023
	Gross amount	Accumulated amortization	Net Amount
Pharmacy records	$8,130	$(807)	$7,323
Trade names	4,700	(224)	4,476
Developed technology	2,880	(281)	2,599
Customer Contracts	250	(225)	25
Total intangible assets	$15,960	$(1,537)	$14,423

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes to the gross carrying amount, accumulated amortization, and net book value of total intangible assets by reporting unit during the year ended December 31, 2024 is as follows (in thousands):

	e-Commerce Operations	Healthcare Operations	Total
Balances as December 31, 2023:
Gross amount	$250	$15,710	$15,960
Accumulated amortization	(225)	(1,312)	(1,537)
Net amount	25	14,398	14,423

Changes during the year ended December 31, 2024:
Outfitter acquisition	600	—	600
Accumulated amortization expense	(101)	(1,608)	(1,709)
Impairment - gross amount	—	(15,710)	(15,710)
Impairment - accumulated amortization	—	2,920	2,920
Net amount	499	(14,398)	(13,899)

Balances at December 31, 2024:
Gross amount	850	—	850
Accumulated amortization	(326)	—	(326)
Net amount	$524	$—	$524

For the year ended December 31, 2024 and 2023, the Company recognized amortization expense of approximately $1.7 million and $1.3 million, respectively.

The following table represents the total estimate for future amortization of intangible assets for the five succeeding years and thereafter as of December 31, 2024 (in thousands):

Year	Amount
2025	$102
2026	102
2027	102
2028	102
2029	39
Thereafter	77
Total	$524

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13. Equity Method Investment

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

On December 29, 2022, Progressive Care filed a Certificate of Amendment to Articles of Incorporation (the “Amendment to Articles”) with the Secretary of State of the State of Delaware. Pursuant to the Amendment to Articles, each 200 shares of Progressive Care’s common stock outstanding were converted into one share of common stock (the “Reverse Stock Split”) and the number of shares of common stock that Progressive Care is authorized to issue was reduced to 100 million (the “Reduction in Authorized Stock”). The Reverse Stock Split and the Reduction in Authorized Stock were approved by the Progressive Care Board of Directors and the shareholders.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On April 12, 2024, NextPlat entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Progressive Care Inc, and Progressive Care LLC, a Nevada limited liability company and a direct, wholly owned subsidiary of NextPlat (“Merger Sub”). Pursuant to the terms of the Merger Agreement, upon the approval of NextPlat’s and Progressive Care’s shareholders, Progressive Care would merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving entity of the Merger. The result of which being that Progressive Care would become a wholly-owned subsidiary of NextPlat.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following summarizes the Company’s consolidated balance sheet description equity method investment as follows as of December 31, 2023 (in thousands):

Carrying Amount
December 31, 2022, beginning balance	$5,261
Investment in Progressive Care Inc. and Subsidiaries	1,506
Gain on equity method investment	11,352
Portion of loss from Progressive Care, Inc. and Subsidiaries	(1,604)
Depreciation expense due to cost basis difference (1)	(49)
Interest earned from convertible note receivable	21
Interest earned from amortization of premium on convertible note receivable	199
Elimination of intercompany interest earned	(7)
Change in accounting method as of July 1, 2023	(16,679)
December 31, 2023, carrying amount	$—

The following summarizes the Company’s consolidated statements of comprehensive loss description Equity in net loss of affiliate for the year ended December 31, 2023 as follows (in thousands):

For the Year Ended December 31, 2023
Portion of loss from Progressive Care, Inc. and Subsidiaries	$(1,604)
Depreciation expense due to cost basis difference (1)	(49)
Interest earned from convertible note receivable	21
Interest earned from amortization of premium on convertible note receivable	199
Elimination of intercompany interest earned	(7)
Equity in net loss of affiliate	$(1,440)

(1) NextPlat records depreciation expense on its estimated cost basis difference which is subject to change.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$6,596	$12,142
Accrued wages and payroll liabilities	269	200
Accrued other liabilities	269	187
Customer deposits payable	96	76
Accrued PBM fees	—	571
Total	$7,230	$13,176

Note 15. Notes Payable

Notes payable consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
A. Mortgage note payable - commercial bank - collateralized	$1,050	$1,140
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	234	255
Insurance premiums financing	103	103
Subtotal	1,412	1,523
Less: current portion of notes payable	(380)	(312)
Long-term portion of notes payable	$1,032	$1,211

(A) Mortgage Note Payable – collateralized

In 2018, Pharmco closed on the purchase of land and building located at 400 Ansin Boulevard, Hallandale Beach, Florida. The purchase price was financed in part through a mortgage note and security agreement entered into with a commercial lender in the amount of $1,530,000. The promissory note is collateralized by the land and building, bears interest at a fixed rate of 4.75% per annum, matures on December 14, 2028 and is subject to a prepayment penalty. Principal and interest will be repaid through 119 regular payments of $11,901 that began in January 2019, with the final payment of all principal and accrued interest not yet paid on December 14, 2028. Note repayment is guaranteed by Progressive Care.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(B) Note Payable – Uncollateralized

As of  December 31, 2024, the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP: USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of six years from the date of drawdown, July 15, 2026, the “Maturity Date”. Voluntary prepayments are allowed with five business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. The balance outstanding as of  December 31, 2024 on the note payable was approximately $132,000.

In April 2021, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of  December 31, 2024 and 2023 on the note payable was approximately $2,000 and $6,000, respectively.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $58,000 and $71,000 as of  December 31, 2024 and 2023, respectively.

In September 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The note was paid in full in September 2024. The balance outstanding on the note payable was approximately $10,000 as of December 31, 2023.

Principal outstanding as of  December 31, 2024, is expected to be repayable as follows (in thousands):

Year	Amount
2025	$416
2026	119
2027	124
2028	753
2029	—
Thereafter	—
Total	$1,412

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16. Equity

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of  December 31, 2024 and 2023, 25,963,051 and 18,724,596 shares, respectively, were issued and outstanding. On  October 1, 2024, at 12:01 Eastern time, the Merger became effective and Progressive Care, Inc. merged with and into Progressive Care, LLC, a wholly owned subsidiary of NextPlat. In connection with the Merger, each share of Progressive Care common stock that was issued and outstanding immediately prior to the effective time of the Merger was converted into 1.4865 shares of NextPlat common stock.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17. Warrants

Underwriter Warrants

In June 2021, the Company issued 144,000 warrants to Maxim Group LLC, the underwriter (the “Underwriter Warrants”) in connection with the June 2021 Public Offering ( “June Offering”). The Underwriter Warrants expire five years from the effective date of the June Offering and are exercisable at a per share price equal to $5.50 per share, or 110% of the public offering price per unit in the June Offering.

As of December 31, 2024 and 2023, there were 144,000 and 144,000 Underwriter Warrants issued and outstanding, respectively.

Placement Agent Warrants

In December 2022, pursuant to the December 2021 Offering, the Company issued warrants to purchase 4,575,429 shares of common stock in an offering, at an exercise price of $1.75 and a term of 3 years.

In addition to, but separate from, the unregistered warrants included in the units sold in the December 2021 Offering, the Company issued 549,051 warrants to purchase shares of Common Stock with an exercise price of $1.75 per share, to its Placement Agent Dawson James Securities Inc. The Placement Agent Warrants are exercisable at any time and from time to time during the three-year period commencing on the six-month anniversary of the closing date.

As of December 31, 2024 and 2023, there were 1,187,035 and 549,051 Placement Agent Warrants issued and outstanding, respectively.

Progressive Care Merger Warrants

On October 1, 2024, as a result of the Progressive Care merger with NextPlat, each warrant to purchase Progressive Care common stock that was outstanding and unexercised immediately prior to the effective time of the Merger automatically converted into a warrant to purchase shares of NextPlat common stock with each such warrant having and being subject to the same terms and conditions (including vesting and exercisability terms) as were applicable to such Progressive Care warrant immediately before the effective time.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Warrants

There were no stock-based compensation warrants issued for the year ended December 31, 2024. For the year ended December 31, 2023, the Company granted warrants as stock-based compensations valued at approximately $1.60 per warrant, using a Black-Scholes option pricing model with the following assumptions: stock price of $1.60 per share (based on closing price of the Company’s common stock on the date of grant), volatility of 507%, expected term of three years, and a risk free interest rate of 4.47%. As of December 31, 2024 and 2023, there were 20,000 and 20,000 Stock-Based Compensation Warrants issued and outstanding, respectively.

A summary of the status of the Company’s total outstanding warrants and changes during the year ended December 31, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2023	7,654,572	$2.83	3.15
Granted	20,000	1.65	3.00
Exercised	(105,000)	1.75	—
Balance outstanding and exercisable at December 31, 2023	7,569,572	$2.85	2.15

Balance at January 1, 2024	7,569,572	$2.85	2.15
Granted (1)	1,288,498	2.01	1.93
Exercised	(48,550)	1.75	—
Balance outstanding and exercisable at December 31, 2024	8,809,520	$2.73	1.26

(1) Warrants issued related to the Progressive Care Merger on October 1, 2024.

As of December 31, 2024, and December 31, 2023, there were 8,809,520 and 7,569,572 warrants outstanding, respectively.

As of December 31, 2023, the Company had registered warrants of 2,386,092 of the 7,569,572 warrants issued and outstanding.

As of December 31, 2024, the Company had registered warrants of 2,386,092 of the 8,809,520 warrants issued and outstanding.

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18. Stock-Based compensation

Stock-based compensation expense is recorded in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss. For the years ended December 31, 2024 and 2023, stock-based compensation expense was approximately $1.6 million and $5.4 million, respectively. There were no income tax benefits recognized from stock-based compensation during the years ended December 31, 2024 and 2023 due to cumulative losses and valuation allowances.

Stock Award Plans

The Company maintains stock incentive plans to attract, motivate and retain management, key employees, directors, and consultants. These plans provide for discretionary awards of, among others, stock options, stock awards, stock unit awards, and stock appreciation rights to participants (collectively, share-based awards).

Restricted Stock Awards

The following table summarizes our restricted stock awards activity:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	460,000	$4.32
Granted	559,000	1.65
Vested	(794,000)	2.42
Outstanding as of December 31, 2023	225,000	4.33
Vested	(220,000)	5.03
Forfeited	(5,000)	5.37
Outstanding as of December 31, 2024	—	$—

As of December 31, 2023, there was approximately $1.1 million of net unrecognized compensation cost related to unvested stock-based compensation to be recognized over the remaining weighted average period of 1.58 years.

As of December 31, 2024, there was no unrecognized compensation cost related to unvested stock-based compensation to be recognized as there were no outstanding awards.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options

Stock options outstanding at December 31, 2024 and 2023, as disclosed in the below table, have approximately $3,000 and $0.2 million of intrinsic value, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the years ended December 31, 2024 and 2023, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2023	2,119,701	$4.16	$2.25	5.23
Granted	395,000	2.37	2.37	4.06
Cancelled	(266,284)	5.88	—	—
Expired	(3,084)	—	—	—
Balance outstanding at December 31, 2023	2,245,333	$3.63	$2.88	4.26

Options exercisable at December 31, 2023	1,771,997	$3.31	$2.86	4.63

Balance at January 1, 2024	2,245,333	$3.63	$2.88	4.26
Granted (1)	480,088	1.78	1.30	7.60
Cancelled	(250,000)	5.35	—	—
Balance outstanding at December 31, 2024	2,475,421	$3.10	$2.54	4.35

Options exercisable at December 31, 2024	2,453,752	$3.11	$2.55	4.36

(1) Stock options granted as a result of the Progressive Care Merger on October 1, 2024.

On October 1, 2024, at 12:01 Eastern time, the Merger became effective and Progressive Care merged with and into Merger Sub and thereby became a wholly owned subsidiary of NextPlat. In connection with the Merger, each share of Progressive Care common stock that was issued and outstanding immediately prior to the effective time of the Merger was converted into 1.4865 shares of NextPlat common stock, and each warrant to purchase Progressive Care common stock that was outstanding and unexercised immediately prior to the effective time of the Merger automatically converted into a warrant to purchase shares of NextPlat common stock with each such warrant having and being subject to the same terms and conditions (including vesting and exercisability terms) as were applicable to such Progressive Care warrant immediately before the effective time.

For the year ended December 31, 2024, the Company granted 480,088 stock options valued at approximately $1.30 per option, using a Black-Scholes option pricing model with the following assumptions: stock price of $1.30 per share (based on closing price of the Company’s common stock on the date of grant), volatility of 236% - 240%, expected term of 7 to 8 years and a risk free interest rate of 3.61% to 3.64%.

As of December 31, 2024, there was approximately $44,000 of net unrecognized compensation cost related to unvested stock options to be recognized over the remaining weighted average period of 3.27 years.

For the year ended  December 31, 2023, the Company granted 395,000 stock options valued at approximately $1.98 - $2.64 per option, using a Black-Scholes option pricing model with the following assumptions: stock price of $1.98 - $2.64 per share (based on closing price of the Company’s common stock on the date of grant), volatility of 502% - 504%, expected term of 2 to 5 years and a risk free interest rate of 3.31% to 3.71%.

As of  December 31, 2023, there was approximately $1.4 million of net unrecognized compensation cost related to unvested stock options to be recognized over the remaining weighted average period of 2.88 years.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19. Income Taxes

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

The components of earnings before income taxes for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Net loss after loss in equity method investment and before income taxes:
Domestic	$(23,280)	$(12,672)
Foreign	226	293
	$(23,054)	$(12,379)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income tax provision consisted of the following for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Income tax provision:
Current
Federal	$—	$(11)
State	—	—
Foreign	71	39
Total current	71	28
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax provision	$71	$28

The Company’s wholly owned subsidiary, GTC, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Its estimated tax liability for December 31, 2024 and 2023 is approximately $56,000 and $60,000, respectively.

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Federal income tax provision at statutory rate	$(1,666)	$(2,655)
Deferred state income taxes, net	(293)	—
Provision true-up adjustments	72	(488)
Foreign taxes at rate different than US Taxes	70	60
Net operating loss deduction	—	(310)
Permanent differences	142	(22)
Other true-ups	4	99
Change in valuation allowance	1,742	3,344
Income tax provision	$71	$28

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$9,625	$8,016
Property plant and equipment and intangibles asset	280	327
Equity method investment loss	806	806
Accounts receivable	33	—
Inventory	17	—
Right-of-use assets	171	—
Other tax carry-overs	—	613
Reserves and allowances	—	85
Stock-based compensation	4,177	3,861
Interest limitation	619	—
Total deferred tax assets	15,728	13,708

Deferred tax liabilities:
Book basis of intangible assets in excess of tax basis	150	3,650
Lease liabilities	181	—
Total deferred tax liabilities	331	3,650

Net deferred tax asset before valuation allowance	15,397	10,058
Less: valuation allowance	(15,397)	(10,058)
Net deferred tax asset	$—	$—

Nextplat Corp’s net operating loss carryforward (“NOL carryforward”) increased from approximately $17.8 million at  December 31, 2023 to $21.7 million at December 31, 2024. Out of the approximately $21.7 million NOL carryforward, approximately $2.9 million will begin to expire in 2032 and approximately $18.8 million will have an indefinite life. Progressive Care, LLC has an NOL carryforward of approximately $16.4 million. However, the Company has not performed an IRC Section 382 analysis of the Progressive Care NOL carryforward, so it is not known as this time the amount of the NOL carryforward available to offset NextPlat future taxable income. IRC Section 382 imposes a limitation on a company to use historical NOLs and certain other tax attributes in the event of an ownership change.

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2024 and 2023, due to the uncertainty of realizing the deferred income tax assets. The change in the valuation allowance for 2024 was an increase of approximately $5.4 million.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns for 2021 and after remain open to examination. Generally, foreign income tax returns after 2020 remain open to examination. No income tax returns are currently under examination. As of December 31, 2024 and 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2024 and 2023, there were no penalties or interest recorded in income tax expense.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Operating Lease Agreements

On December 2, 2021, Nextplat entered into a 62-month lease for 4,141 square feet of office space in Florida (“Florida lease”), for approximately $186,000 annually. The rent increases 3% annually. The lease commenced upon occupancy on June 13, 2022, and will expire on August 31, 2027. The Florida lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

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

Outfitter rents office space at 2727 Old Elm Hill Pike, Nashville, Tennessee. The lease was entered into and commenced in April 2024 with an expiration date of April 2026. The lease agreement calls for monthly payments of approximately $4,800.

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

During June 2023 Nextplat entered into a 36-months lease to lease twenty-five (25) hours in a Phenom 300 aircraft, for approximately $200,650 annually. The rent increases 3% annually. The lease commenced on June 7, 2023. In June 2024, NextPlat terminated the lease and paid a lease termination fee in the amount of $0.1 million. The remaining carrying value, net of the ROU asset and liability in the amount of $0.1 million, was written off and recorded in asset write-off on the Consolidated Statements of Comprehensive Loss.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Variable expenses generally represent the Company’s share of the landlord’s operating expenses.

Right-of-use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company recorded approximately $0.1 million of impairment loss related to the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future. This was recorded to the Healthcare Operations reporting segment for the year ended December 31, 2024.

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

We recognized lease costs associated with all leases as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost:
Fixed rent expense	$603	$427
Variable rent expense	65	111
Finance lease cost:
Amortization of right-of-use assets	20	15
Interest expense	1	1
Total Lease Costs	$689	$554

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$427	$464
Financing cash flows from finance leases	24	15
Total cash paid for lease liabilities	$451	$479

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets, net	$812	$1,566

Operating lease liabilities:
Current portion	404	532
Long-term portion	438	929
	$842	$1,461

Weighted average remaining lease term (years)	2.25	2.96
Weighted average discount rate	4.21%	4.65%

Finance leases:
Finance lease right-of-use assets, net	$5	$22

Finance lease liabilities:
Current portion	5	18
Long-term portion	—	5
	$5	$23

Weighted average remaining lease term (years)	0.24	1.25
Weighted average discount rate	6.00%	6.00%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum lease payments are as follows (in thousands):

Years Ending December 31,	Finance Lease	Operating Lease	Total Future Lease Commitments
2025	$5	$431	$436
2026	—	314	314
2027	—	137	137
2028	—	—	—
Total lease payments to be paid	5	882	887
Less: future interest expense	—	(40)	(40)
Lease liabilities	5	842	847
Less: current maturities	(5)	(404)	(409)
Long-term portion of lease liabilities	$—	$438	$438

Note 21.  Reportable Segments

The Company has two reportable segments: (i) e-Commerce Operations, which involves acquiring and leasing, primarily an e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue, and other related businesses and (ii) Healthcare Operations, which provides TPA, data management, COVID-19 related diagnostics and vaccinations, prescription pharmaceuticals, compounded medications, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management. This organizational structure aligns with how the Company’s CODMs manage the business, including resource allocation and performance assessment, and further aligns with the Company’s product categories and the key markets the Company serves.

The CODMs include the Company’s Chief Executive Officer and Chief Financial Officer. Additionally, the e-Commerce Operations reportable segment CODM includes the President of Global Operations and the Healthcare Operations reportable segment CODM includes the Pharmacy Chief Operating Officer.

The CODMs do not review segment assets and segment expenses at a level different than what is reported in the Company’s Consolidated Balance Sheets and Consolidated Statements of Comprehensive Loss. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies. Accounting policies associated with our operating segments are generally the same as those described in Note 1.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide information about the Company’s reportable segments (in thousands):

Year Ended December 31, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$13,791	$—	$—	$13,791
Pharmacy prescription and other revenue, net of PBM fees	—	41,308	—	41,308
Pharmacy 340B contract revenue	—	10,384	—	10,384
Revenues, net	13,791	51,692	—	65,483

Expenses:
Cost of revenue	10,356	38,898	—	49,254
Selling, general and administrative	4,134	3,726	—	7,860
Salaries, wages and payroll taxes	2,372	9,069	—	11,441
Impairment loss	—	13,653	—	13,653
Professional fees	2,900	1,741	(240)	4,401
Depreciation and amortization	539	1,959	—	2,498
Total expenses	20,301	69,046	(240)	89,107
Operating loss	(6,510)	(17,354)	240	(23,624)
Interest expense	13	68	—	81
Other (income) expense	(647)	(244)	240	(651)
Loss before income taxes	(5,876)	(17,178)	—	(23,054)
Income taxes	(71)	—	—	(71)
Net loss	$(5,947)	$(17,178)	$—	$(23,125)

Year Ended December 31, 2023	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$10,977	$—	$—	$10,977
Pharmacy prescription and other revenue, net of PBM fees	—	21,412	—	21,412
Pharmacy 340B contract revenue	—	5,367	—	5,367
Revenues, net	10,977	26,779	—	37,756

Expenses:
Cost of revenue	8,122	18,323	—	26,445
Selling, general and administrative	6,633	3,277	—	9,910
Salaries, wages and payroll taxes	2,670	3,973	—	6,643
Impairment loss	—	13,895	—	13,895
Professional fees	1,595	506	(120)	1,981
Depreciation and amortization	647	1,463	—	2,110
Total expenses	19,667	41,437	(120)	60,984
Operating loss	(8,690)	(14,658)	120	(23,228)
Interest expense	25	54	—	79
Other (income) expense	(1,072)	(64)	120	(1,016)
Loss before income taxes	(7,643)	(14,648)	—	(22,291)
Income taxes	(28)	—	—	(28)
Net loss	$(7,671)	$(14,648)	$—	$(22,319)

	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Total assets as of December 31, 2024	$19,044	$17,434	$—	$36,478

Total assets as of December 31, 2023	$40,764	$40,384	$(16,679)	$64,469

Capital expenditures for the year ended December 31, 2024 were approximately $50,000 for e-Commerce Operations and $139,000 for Healthcare Operations.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 22. Commitments and Contingencies

Litigation

On October 28, 2024, Alan Jay Weisberg, the former Chief Executive Officer and Chairman of Progressive Care Inc. (“RXMD”), filed a putative class action suit on behalf of himself and all other former RXMD stockholders against NextPlat, Charles M. Fernandez, the Chief Executive Officer and a director of NextPlat, and Rodney Barreto, a director of NextPlat. The complaint purports to allege a breach of fiduciary duty by NextPlat and Messrs. Fernandez and Barreto in connection with the merger of RXMD with and into a wholly-owned subsidiary of NextPlat (the “Merger”), which Merger was completed on October 1, 2024 following approval by the stockholders of each of NextPlat and RXMD in stockholder meetings held on September 13, 2024 by NextPlat and RXMD, respectively. Among other things, the complaint asserts that the consideration paid to Mr. Weisberg and the other RXMD stockholders in connection with the Merger was insufficient.  The monetary relief requested in the complaint includes compensatory and rescissory damages in an unspecified dollar amount.  The complaint is pending in the Court of Chancery of the State of Delaware. The caption is Alan Jay Weisberg v. Charles M. Fernandez, Rodney Barreto and Nextplat Corp., and the case number is C.A. No. 20. 24-1097-MTZ.

The Company’s management does not believe that the Weisberg’s claim is meritorious and plans to vigorously defend against the suit.  The Company is in the process of preparing a response to the complaint and has filed a motion to dismiss the complaint.

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

Note 23. Related Party Transactions

As of December 31, 2024, the accounts payable due to related party includes amounts due to David Phipps. Total related party payments due as of December 31, 2024 and  December 31, 2023 were $18,000 and $8,000, respectively. Those related party payables are non-interest bearing and due on demand.

The Company uses an American Express account for Orbital Satcom Corp and an American Express account for GTC, both in the name of David Phipps who personally guarantees the balance owed.

During the years ended December 31, 2024 and 2023, the Company employed two individuals related to Mr. Phipps with gross wages totaling approximately $130,000 and $78,000, respectively.

During the years ended December 31, 2024 and 2023, the Company employed two individuals related to Dr. Pamela Roberts, Progressive Care’s Chief Operating Officer, with gross wages totaling approximately $89,000 and $72,000, respectively.

During the years ended December 31, 2024 and 2023, the Company paid an annual salary of $125,000 to Lauren Sturges Fernandez, the spouse of Mr. Fernandez, as Chief of Staff and Special Assistant to the Chairman of the Board.

During the year ended December 31, 2024, the Company’s majority owned subsidiary, Florida Sunshine, paid approximately $28,000 for inventory to a vendor to which Anthony Armas, a Director of the Company, has an ownership interest.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On February 1, 2023, the Company entered into a Management Services Agreement with Progressive Care to provide certain management and administrative services to Progressive Care for a $25,000 per month fee. During May 2023 the management fee was reduced to $20,000 per month. During the years ended December 31, 2024 and 2023, the Company received approximately $180,000 and $235,000, respectively from Progressive Care as management fees.

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

On  July 1, 2023, the Company, Charles M. Fernandez, and Rodney Barreto exercised common stock purchase warrants and were issued common stock shares by Progressive Care (the “RXMD Warrants”). The Company exercised common stock purchase warrants on a cashless basis and was issued 402,269 common stock shares. The Company also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 common stock shares. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 common stock shares. After the exercise of the RXMD Warrants, NextPlat and Messrs. Fernandez and Barreto collectively owned approximately 53% of Progressive Care’s voting common stock.

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

Next Borough Capital Fund, LP. On July 7, 2023, the Company entered into an unsecured promissory note agreement with Next Borough Capital Management, LLC (“the Borrower”), whereby the Company loaned $250,000 to the Borrower. The note bears interest at an annual rate of 7%. The outstanding principal balance of the note plus all accrued unpaid interest was due and payable on July 7, 2024, the Maturity Date. The Maturity Date was extended until November 8, 2024, which the note was paid in full at the net realizable value of approximately $206,000, net of an allowance of approximately $63,000. Each of the Company, Charles M. Fernandez, Robert D. Keyser, Jr., eAperion Partners, LLC and a revocable trust of Rodney Barreto are members of the Borrower. The note was recorded in Notes Receivable Due From Related Party on the Balance Sheets.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 24. Concentrations

e-Commerce Operations concentrations:

Customers:

Amazon accounted for 32.8% and 51.6% of the Company’s revenues during the years ended December 31, 2024 and 2023, respectively. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2024		2023
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$1,602	16.8%	$913	10.9%
Garmin	$1,242	13.0%	$1,921	22.4%
Globalstar Europe	$975	10.2%	$958	11.2%

Geographic:

The following table sets forth revenue as to each geographic location, for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Europe	$6,812	49.4%	$6,687	60.9%
North America	4,529	32.8%	2,575	23.4%
Asia and Pacific	1,720	12.5%	1,510	13.8%
Africa	683	5.0%	143	1.3%
South America	47	0.3%	62	0.6%
	$13,791	100.0%	$10,977	100.0%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Healthcare Operations concentrations:

Suppliers:

Progressive Care had significant concentrations with one vendor. The purchases from this significant vendor were approximately 98.0% of total vendor purchases for the year ended December 31, 2024.

Customers:

Progressive Care’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Progressive Care generated reimbursements from three significant PBMs for the year ended December 31, 2024:

Year Ended December 31, 2024
A	29%
B	23%
C	20%