Form 10-Q
period 2025-03-31
NextPlat Corp
filed 2025-05-15
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(305)-560-5381

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 12, 2025
Common Stock, $0.0001 par value	25,963,051

FORM 10-Q

INDEX

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning sales trends, gross margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 24, 2025 (“2024 Form 10-K”), this quarterly report on Form 10-Q for the three months ended March 31, 2025, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying Unaudited Condensed Consolidated Financial Statements of NextPlat Corp (“NextPlat,” the “Company,” “we,” or “our”), for the three months ended March 31, 2025 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par data)

(Unaudited)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$17,737	$19,960
Accounts receivable, net	5,527	4,895
Receivables - other, net	1,718	732
Inventory, net	4,510	4,881
Unbilled revenue	269	237
VAT receivable	316	371
Prepaid expenses	398	404
Total Current Assets	30,475	31,480

Property and equipment, net	3,267	3,407

Goodwill	156	156
Intangible assets, net	498	524
Operating right-of-use assets, net	714	812
Finance right-of-use assets, net	—	5
Deposits	94	94
Total Other Assets	1,462	1,591
Total Assets	$35,204	$36,478

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$7,496	$7,230
Contract liabilities	139	89
Notes payable	305	380
Due to related party	27	48
Operating lease liabilities	392	404
Finance lease liabilities	—	5
Income taxes payable	65	54
Total Current Liabilities	8,424	8,210

Long Term Liabilities:
Notes payable, net of current portion	978	1,032
Operating lease liabilities, net of current portion	351	438
Total Liabilities	9,753	9,680

Commitments and Contingencies	—	—

Equity
Common stock ($0.0001 par value; 50,000,000 shares authorized, 25,963,051 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	3	3
Additional paid-in capital	75,704	75,697
Accumulated deficit	(50,293)	(48,950)
Accumulated other comprehensive loss	(77)	(66)
Equity attributable to NextPlat Corp stockholders	25,337	26,684
Equity attributable to non-controlling interests	114	114
Total Equity	25,451	26,798

Total Liabilities and Equity	$35,204	$36,478

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Sales of products, net	$13,082	$14,120
Revenues from services	1,443	3,373
Revenue, net	14,525	17,493

Cost of products	11,052	12,620
Cost of services	10	10
Cost of revenue	11,062	12,630

Gross profit	3,463	4,863

Operating expenses:
Selling, general and administrative	1,432	1,372
Salaries, wages and payroll taxes	2,715	3,310
Impairment loss	—	132
Professional fees	605	985
Depreciation and amortization	170	208
Intangible asset amortization	26	698
Total operating expenses	4,948	6,705

Loss before other (income) expense	(1,485)	(1,842)

Other (income) expense:
Interest expense	18	21
Interest earned	(108)	(215)
Foreign currency exchange rate variance	(61)	26
Total other (income) expense	(151)	(168)

Loss before income taxes and non-controlling interest	(1,334)	(1,674)

Income taxes	(9)	(27)
Net loss	(1,343)	(1,701)

Net loss attributable to non-controlling interest	—	220
Net loss attributable to NextPlat Corp	$(1,343)	$(1,481)

Comprehensive loss:
Net loss	$(1,343)	$(1,701)
Foreign currency loss	(11)	(27)
Comprehensive loss	$(1,354)	$(1,728)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,343)	$(1,481)
Weighted number of common shares outstanding – basic and diluted	25,963	18,725

Basic and diluted loss per share	$(0.05)	$(0.08)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

For the Three Months Ended March 31, 2025

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2024	25,963	$3	$75,697	$(48,950)	$(66)	$26,684	$114	$26,798
Stock-based compensation in connection with options granted	—	—	7	—	—	7	—	7
Comprehensive loss	—	—	—	—	(11)	(11)	—	(11)
Net loss	—	—	—	(1,343)	—	(1,343)	—	(1,343)
Balance at March 31, 2025	25,963	$3	$75,704	$(50,293)	$(77)	$25,337	$114	$25,451

For the Three Months Ended March 31, 2024

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2023	18,725	$2	$67,170	$(34,925)	$(63)	$32,184	$15,903	$48,087
Stock-based compensation in connection with options granted	—	—	160	—	—	160	—	160
Stock-based compensation in connection with restricted stock awards	—	—	387	—	—	387	65	452
Capital contribution of non-controlling interests	—	—	—	—	—	—	122	122
Comprehensive loss	—	—	—	—	(27)	(27)	—	(27)
Net loss	—	—	—	(1,481)	—	(1,481)	(220)	(1,701)
Balance at March 31, 2024	18,725	$2	$67,717	$(36,406)	$(90)	$31,223	$15,870	$47,093

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from e-Commerce Operations revenue	$3,529	$3,415
Cash received from Healthcare Operations revenue	10,297	11,112
Cash received from interest income	108	211
Cash received from other sources	61	—
Cash paid for inventory purchases and other costs of revenue	(11,024)	(12,846)
Cash paid for salaries and related expenses	(2,715)	(2,694)
Cash paid for other recurring operating expenses	(2,030)	(1,728)
Cash paid for other non-recurring expenses	(267)	(58)
Cash paid for interest expense	(18)	(21)
Cash paid for income taxes	—	(76)
Net cash used in operating activities	(2,059)	(2,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(64)
Proceeds from sale or disposal of property and equipment	—	1
Net cash used in investing activities	(22)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(129)	(141)
Payments on finance lease liabilities	(5)	(5)
Proceeds from note payable, related party, net	—	23
Capital contribution of non-controlling interest	—	122
Net cash used in financing activities	(134)	(1)

Effect of exchange rate on cash	(8)	(32)

Net decrease in cash	(2,223)	(2,781)
Cash beginning of period	19,960	26,307
Cash end of period	$17,737	$23,526

Reconciliation of net loss to cash flow used by operating activities
Net loss	$(1,343)	$(1,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	166	203
Change in provision for doubtful accounts	(78)	2
Change in inventory reserve	(15)	—
Amortization of intangible assets	26	698
Amortization of operating right-of-use assets	98	129
Amortization of finance right-of-use assets	5	5
Impairment loss	—	132
Stock-based compensation	7	612
Change in operating assets and liabilities:
Accounts receivable	(1,540)	(4,231)
Inventories	386	(475)
Unbilled revenue	(32)	4
Prepaid expense	6	236
Notes receivable	—	(4)
VAT receivable	55	(15)
Accounts payable and accrued expenses	238	1,745
Operating lease liabilities	(99)	(74)
Income taxes payable	11	(49)
Contract liabilities	50	98
Net cash used in operating activities	$(2,059)	$(2,685)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context requires otherwise, references to the “Company”, “we”, “us”, “our”, “our Company”, or “our business” refer to NextPlat Corp and its subsidiaries.

Note 1. Organization and Nature of Operations

NextPlat is a Nevada corporation (the “Company”, “NextPlat”, “we”) reporting on the NASDAQ exchange that has business segments operating in the e-Commerce and Healthcare sectors. It was incorporated in 1997 with executive offices located in Miami, Florida.

e-Commerce Operations:

The Company operates two main e-commerce websites as well as 25 third-party e-commerce storefronts on platforms such as Alibaba, Amazon and Walmart. These e-commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. Additionally, we provide a comprehensive array of Satellite Industry communication services and related equipment sales.

Our wholly owned subsidiary, Global Telesat Communications Limited (“GTC”), was formed under the laws of England and Wales in 2008. GTC provides e-Commerce and Satellite Industry services on a global basis.

Our wholly owned subsidiary, Orbital Satcom Corp. (“Orbital Satcom”), a Nevada corporation, was formed on November 14, 2014. Orbital Satcom provides e-Commerce and Satellite Industry services to customers in the U.S.

On April 1, 2024, NextPlat acquired 100% of the ownership interest of Outfitter Satellite, Inc., a Tennessee corporation (“Outfitter”) in a stock purchase transaction. The Outfitter acquisition was completed to expand the Company’s Satellite Industry services in the U.S.

Healthcare Operations:

The Company’s Healthcare segment operates through a wholly owned entity, Progressive Care, LLC., (“Progressive”) a Nevada Limited Liability Company, which includes wholly owned subsidiaries , Pharmco, LLC (“Pharmco 901”), Touchpoint RX, LLC doing business as Pharmco Rx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”). ClearMetrX Inc. (“ClearMetrX”) is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers

Progressive, through its wholly owned subsidiaries, currently delivers prescriptions to Florida’s diverse population and ships medications to patients in states where they hold non-resident pharmacy licenses as well. Progressive currently holds Florida Community Pharmacy Permits at all Florida pharmacy location. Pharmco 901 is a pharmacy located in Hallandale Beach, Florida, and is licensed as a non-resident pharmacy in the following states: Arizona, Colorado, Connecticut, Georgia, Illinois, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, and Utah. Pharmco 901 is able to dispense to patients in the state of Massachusetts without a non-resident pharmacy license because Massachusetts does not require such a license for these activities.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pharmco 1103 is a pharmacy with locations in North Miami Beach and Orlando, Florida that provides pharmacy services to Miami-Dade County, Broward County, the Orlando/Tampa corridor, and the Treasure Coast of Florida. Progressive acquired all the ownership interests in Pharmco 1103 in a purchase agreement entered into on June 1, 2019.

Pharmco 1002 is a pharmacy located in Palm Springs, Florida that provides pharmacy services to Palm Beach, St. Lucie and Martin Counties, Florida. Progressive acquired all the ownership interests in Pharmco 1002 in a purchase agreement entered into on July 1, 2018.

ClearMetrX was formed on June 10, 2020 and provides third-party administration (“TPA”) services to 340B covered entities. ClearMetrX also provides data analytics and reporting services to support and improve care management for health care organizations.

RXMD Therapeutics was formed on October 1, 2019. RXMD Therapeutics has had no operating activity to date.

Florida Sunshine Brands, LLC:

Florida Sunshine Brands, LLC (“Florida Sunshine”) is a Florida limited liability company and incorporated December 6, 2023. Florida Sunshine operates under an operating agreement between NextPlat, with 51% ownership, and Outer Brands FS, LLC, with 49% ownership. Florida Sunshine’s main objective is to source and sell vitamins and nutritional supplements.

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2024 Form 10-K, for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2024 Form 10-K. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of comprehensive loss, statements of changes in equity, and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The year-end balance sheet data for comparative purposes was derived from audited consolidated financial statements.

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications

Beginning in the third quarter of 2024, the Company changed its presentation method on the statements of cash flows from the indirect method to the direct method. The Company has recast the Condensed Consolidated Statements of Cash Flows and related disclosures for the period ended March 31, 2024, to conform to the direct presentation method in the current period.

Effective January 1, 2025, the Company early adopted Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, on a retrospective basis, which resulted in reclassifications of certain expenses in the prior year period to conform to the current year presentation within cost of services, selling, general and administrative, salaries, wages and payroll taxes, and depreciation and amortization on the Condensed Consolidated Statements of Comprehensive Loss. The recast of these certain expenses did not impact net income for the prior year period.

Progressive Acquisition and Merger Update

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, on July 1, 2023, we acquired a controlling voting interest in Progressive Care Inc. (“Progressive Care”) through the exercise of in-the-money warrants and the execution of a voting agreement with two of our directors. This transaction resulted in a change in control under ASC 805 and Progressive Care became a consolidated subsidiary of the Company, having previously been accounted for under the equity method.

Subsequently, on October 1, 2024, following shareholder approvals, Progressive Care completed a merger with and into a wholly owned subsidiary of NextPlat, becoming a wholly owned subsidiary of the Company. In connection with the merger, each outstanding share of Progressive Care common stock was converted into 1.4865 shares of NextPlat common stock, and outstanding Progressive Care warrants were converted into equivalent NextPlat warrants.

Users of the financial statements are encouraged to refer to our 2024 Form 10-K for a more detailed discussion of the acquisition and subsequent merger.

Business Acquisition of Outfitter Satellite, Inc.

On March 25, 2024, the Company entered into a Stock Purchase Agreement with James T. McKinley, pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Out fitter Satellite, Inc. (“Outfitter”). The closing of the transaction occurred on  April 1, 2024. Outfitter is a wholly owned subsidiary of NextPlat Corp.

Outfitter provides consumers, commercial and government customers, with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.

Use of Estimates

In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the periods then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in business combinations, common stock, warrants and options issued for services, net realizable value of accounts receivables and other receivables, the useful lives of property and equipment and intangible assets, determining the potential impairment of long-lived assets and goodwill, the estimate of the fair value of the lease liability and related right-of-use assets, pharmacy benefit manager (“PBM”) fee estimates, inventory reserve estimates, and the estimates of the valuation allowance on deferred tax assets and corporate income taxes.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the Company’s significant accounting policies for the three months ended March 31, 2025. Selected accounting policy disclosures are provided below.

Cash

The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, approximately $1.2 million, are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

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

The relevant translation rates are as follows: for the three months ended March 31, 2025, closing rate at $1.29 US$: GBP, quarterly average rate at $1.26 US$: GBP, for the three months ended March 31, 2024, closing rate at $1.28 US$: GBP, quarterly average rate at $1.27 US$: GBP, for the year ended  December 31, 2024 closing rate at $1.26 US$: GBP, yearly average rate at $1.28 US$: GBP.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, (“ASU 2024-03”), which is intended to enhance transparency into the nature and function of expenses. The amendments to Subtopic 220-40 require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and selling expense. The Company early adopted this ASU, effective January 1, 2025, on a retrospective basis. The amendments are presentation matter revisions and did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosure” (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements primarily relating to the rate reconciliation and income taxes paid. This includes a tabular reconciliation using both percentages and reporting currency amounts, covering various tax and reconciling items, and disaggregated summaries of income taxes paid during the period. ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this accounting standard update effective January 1, 2025.

Accounting Pronouncements Issued but not yet Adopted

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

●

Notes payable and lease liabilities: The carrying amount of notes payable approximated fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing. The carrying value of lease liabilities approximate fair value due to the implicit rate in the lease in relation to the Company’s borrowing rate and the duration of the leases (Level 2 inputs).

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Revenue

The following table disaggregates net revenues by categories (in thousands):

	Three Months Ended March 31, 2025
	e-Commerce Operations	Healthcare Operations	Total
Sales of products, net:
e-Commerce revenue	$3,006	$—	$3,006
Pharmacy prescription and other revenue, net of PBM fees	—	10,090	10,090
Sub total	3,006	10,090	13,096
Revenues from services:
Pharmacy 340B contract revenue	—	1,429	1,429

Revenues, net	$3,006	$11,519	$14,525

	Three Months Ended March 31, 2024
	e-Commerce Operations	Healthcare Operations	Total
Sales of products, net:
e-Commerce revenue	$2,865	$—	$2,865
Pharmacy prescription and other revenue, net of PBM fees	—	11,324	11,324
Sub total	2,865	11,324	14,189
Revenues from services:
Pharmacy 340B contract revenue	—	3,304	3,304

Revenues, net	$2,865	$14,628	$17,493

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

	Three Months Ended March 31,
	2025	2024
Net loss attributable to NextPlat Corp common shareholders	$(1,343)	$(1,481)

Basic weighted average common shares outstanding	25,963	18,725
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	25,963	18,725

Weighted average loss per common share - basic	$(0.05)	$(0.08)
Weighted average loss per common share - diluted	$(0.05)	$(0.08)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Stock options	2	105
Common stock purchase warrants	—	—
	2	105

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Accounts Receivable

At March 31, 2025 and December 31, 2024, accounts receivable consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Gross accounts receivable – trade	$5,590	$5,036
Less: allowance for credit losses	(63)	(141)
Accounts receivable – trade, net	$5,527	$4,895

The company revises its estimate of expected credit losses each reporting period based on current economic conditions and reasonable and supportable forecasts and, as a result, the allowance for credit losses was decreased by $78,000 for the three months ended March 31, 2025.

Accounts receivable – trade, net for the Company as of January 1, 2024 and  March 31, 2024 were approximately $8.9 million and $12.9 million, respectively.

Note 8. Receivables - Other, net

At  March 31, 2025 and  December 31, 2024, receivables - other, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Performance bonuses	$1,478	$588
Customers	240	115
Other	—	29
	$1,718	$732

Note 9. Inventory

At  March 31, 2025 and  December 31, 2024, inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$4,934	$5,320
Less reserve for obsolete inventory	(424)	(439)
Total	$4,510	$4,881

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Appliques	$2,160	$2,160
Building	2,116	2,116
Vehicles	667	645
Website development	616	615
Office furniture and fixtures	558	564
Land	184	184
Leasehold improvements	175	177
Computer equipment	121	119
Rental equipment	90	87
Property and equipment gross	6,687	6,667
Less: accumulated depreciation	(3,420)	(3,260)
Property and equipment, net	$3,267	$3,407

Depreciation expense was approximately $0.2 million for both the three months ended March 31, 2025 and 2024.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2025
	Gross amount	Accumulated amortization	Net amount
Customer contracts	$665	$(333)	$332
Trade names	185	(19)	166
Total intangible assets	$850	$(352)	$498

	December 31, 2024
	Gross amount	Accumulated amortization	Net amount
Customer contracts	$665	$(312)	$353
Trade names	185	(14)	171
Total intangible assets	$850	$(326)	$524

For the three months ended March 31, 2025 and 2024, the Company recognized amortization expense of approximately $26,000 and $0.7 million, respectively.

The following table represents the total estimated future amortization of intangible assets for the five succeeding years and thereafter as of March 31, 2025 (in thousands):

Year	Amount
2025 (remaining nine months)	$76
2026	102
2027	102
2028	102
2029	39
Thereafter	77
Total	$498

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$6,749	$6,596
Accrued wages and payroll liabilities	402	269
Accrued other liabilities	277	269
Customer deposits payable	68	96
Total	$7,496	$7,230

Note 13. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
A. Mortgage note payable - commercial bank - collateralized	$1,027	$1,050
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	140	234
Insurance premiums financing	91	103
Subtotal	1,283	1,412
Less: current portion of notes payable	(305)	(380)
Long-term portion of notes payable	$978	$1,032

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

(B) Note Payable – Uncollateralized

As of March 31, 2025 the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP: USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) was made 13 months after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government. The proceeds from the Debenture were used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. The balance outstanding as of  March 31, 2025 on the note payable was approximately $86,000.

In April 2021, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of  March 31, 2025 and  December 31, 2024 on the note payable was approximately $1,000 and $2,000, respectively.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $53,000 and $58,000 as of  March 31, 2025 and December 31, 2024, respectively.

Principal outstanding as of  March 31, 2025, is expected to be repayable as follows (in thousands):

Year	Amount
2025 (remaining nine months)	$249
2026	157
2027	124
2028	753
2029	—
Thereafter	—
Total	$1,283

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Equity

Stock-based compensation expense is recorded in salaries, wages and payroll taxes expense in the Condensed Consolidated Statements of Comprehensive Loss. For the three months ended March 31, 2025 and 2024, stock-based compensation expense was approximately $7,000 and $0.6 million, respectively. The decrease in stock-based compensation was attributable to non-recurring grants fully vested. There were no income tax benefits recognized from stock-based compensation during the three months ended March 31, 2025 and 2024 due to cumulative losses and valuation allowances.

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. As of March 31, 2025 and  December 31, 2024 there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of March 31, 2025 and  December 31, 2024, 25,963,051 and 25,963,051 shares of common stock, respectively, were issued and outstanding.

Listing on the Nasdaq Capital Market

Our common stock and warrants are traded on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively.

Note 15. Related Party Transactions

The Company uses an American Express account for Orbital Satcom Corp and an American Express account for GTC, both in the name of David Phipps, the Company’s President and Chief Executive Officer of Global Operations, who personally guarantees the balance owed. As of March 31, 2025, the accounts payable due to related party includes amounts due to David Phipps. Total related party payments due as of March 31, 2025 and  December 31, 2024 were approximately $1,800 and $18,000, respectively. Those related party payables are non-interest bearing and due on demand.

As of March 31, 2025, the Company employed and paid wages to Lauren Sturges Fernandez, the spouse of Mr. Fernandez, as Chief of Staff and Special Assistant to the Chairman of the Board, one employee related to Mr. Phipps, and two employees related to Dr. Pamela Roberts, Progressive Care’s Chief Operating Officer.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16. Commitments and Contingencies

Litigation

On March 17, 2025, a former employee of Pharmco LLC, a wholly owned subsidiary of the Company, filed a lawsuit against Pharmco LLC, asserting claims under the Equal Employment Opportunity Commission (EEOC) regulations. The case is currently in its early stages, and the Company is vigorously defending the claims. At this time, the Company is unable to determine the likelihood of an unfavorable outcome or to reasonably estimate the amount or range of potential loss, if any, that may result from this matter. Accordingly, no accrual has been recorded in the accompanying financial statements.

On October 28, 2024, Alan Jay Weisberg, the former Chief Executive Officer and Chairman of Progressive Care Inc. (“RXMD”), filed a putative class action suit on behalf of himself and all other former RXMD stockholders against NextPlat, Charles M. Fernandez, the Chief Executive Officer and a director of NextPlat, and Rodney Barreto, a director of NextPlat. The complaint purports to allege a breach of fiduciary duty by NextPlat and Messrs. Fernandez and Barreto in connection with the merger of RXMD with and into a wholly owned subsidiary of NextPlat (the “Merger”), which Merger was completed on October 1, 2024 following approval by the stockholders of each of NextPlat and RXMD in stockholder meetings held on September 13, 2024 by NextPlat and RXMD, respectively. Among other things, the complaint asserts that the consideration paid to Mr. Weisberg and the other RXMD stockholders in connection with the Merger was insufficient.  The monetary relief requested in the complaint includes compensatory and rescissory damages in an unspecified dollar amount.  The complaint is pending in the Court of Chancery of the State of Delaware. The caption is Alan Jay Weisberg v. Charles M. Fernandez, Rodney Barreto and Nextplat Corp., and the case number is C.A. No. 20. 24-1097-MTZ.

The Company’s management does not believe that the Weisberg claim is meritorious and plans to vigorously defend against the suit.  The Company is in the process of preparing a response to the complaint and has filed a motion to dismiss the complaint.

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

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. Other than the matters described above, the Company is not currently involved in any pending legal proceeding or litigation, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition and operating results.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17.  Reportable Segments

The Company has two reportable segments: (i) e-Commerce Operations, which involves acquiring and leasing, primarily an e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue, and other related businesses and (ii) Healthcare Operations, which provides prescription pharmaceuticals, TPA, data management, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management. This organizational structure aligns with how the Company’s chief operating decision makers (“CODMs”) manage the business, including resource allocation and performance assessment, and further aligns with the Company’s product categories and the key markets the Company serves.

The CODMs include the Company’s Chief Executive Officer and Chief Financial Officer. Additionally, the e-Commerce Operations reportable segment CODM includes the President and Chief Executive Officer of Global Operations and the Healthcare Operations reportable segment CODM includes the Pharmacy Chief Operating Officer.

The CODMs do not review segment assets and segment expenses at a level different than what is reported in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Comprehensive Loss. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies. Accounting policies associated with our operating segments are generally the same as those described in Note 3 to our Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables present a summary of the reportable segments (in thousands):

For the Three Months Ended March 31, 2025	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$3,006	$—	$—	$3,006
Pharmacy prescription and other revenue, net of PBM fees	—	10,090	—	10,090
Pharmacy 340B contract revenue	—	1,429	—	1,429
Revenues, net	$3,006	$11,519	$—	$14,525

Expenses:
Cost of revenue	2,281	8,781	—	11,062
Selling, general and administrative	667	765	—	1,432
Salaries, wages and payroll taxes	636	2,079	—	2,715
Professional fees	451	154	—	605
Depreciation and amortization	82	88	—	170
Intangible asset amortization	26	—	—	26
Total expenses	4,143	11,867	—	16,010
Loss before other (income) expense	(1,137)	(348)	—	(1,485)
Other (income) expense	(141)	(10)	—	(151)
Loss before income taxes	(996)	(338)	—	(1,334)
Income taxes	(9)	—	—	(9)
Net loss	$(1,005)	$(338)	$—	$(1,343)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Three Months Ended March 31, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$2,865	$—	$—	$2,865
Pharmacy prescription and other revenue, net of PBM fees	—	11,324	—	11,324
Pharmacy 340B contract revenue	—	3,304	—	3,304
Revenues, net	$2,865	$14,628	$—	$17,493

Expenses:
Cost of revenue	2,060	10,570	—	12,630
Selling, general and administrative	619	813	(60)	1,372
Salaries, wages and payroll taxes	1,054	2,256	—	3,310
Impairment loss	—	132	—	132
Professional fees	507	478	—	985
Depreciation and amortization	124	84	—	208
Intangible asset amortization	6	692	—	698
Total expenses	4,370	15,025	(60)	19,335
Loss before other (income) expense	(1,505)	(397)	60	(1,842)
Other (income) expense	(204)	(24)	60	(168)
Loss before income taxes	(1,301)	(373)	—	(1,674)
Income taxes	(27)	—	—	(27)
Net loss	$(1,328)	$(373)	$—	$(1,701)

	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Total assets as of March 31, 2025	$18,574	$16,630	$—	$35,204

Total assets as of December 31, 2024	$19,044	$17,434	$—	$36,478

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18. Concentrations

e-Commerce Operations concentrations:

Customers:

Amazon accounted for 24.3% and 39.9% of the revenues for the e-Commerce Operations reportable segment during the three months ended March 31, 2025 and 2024, respectively. No other customer accounted for 10% or more of the e-Commerce Operations reportable segment revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the purchases related to e-Commerce Operations for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025		2024
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$755	28.7%	$570	27.2%
Garmin	$412	15.6%	$301	14.3%

Geographic:

The following table sets forth revenue as to each geographic location (in thousands):

	For the Three Months Ended March 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Europe	$1,573	52.3%	$1,430	49.9%
North America	1,033	34.4%	523	18.3%
Asia and Pacific	348	11.6%	413	14.4%
Africa	44	1.5%	476	16.6%
South America	8	0.3%	23	0.8%
	$3,006	100%	$2,865	100%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Healthcare operations concentrations:

Suppliers:

Progressive Care had significant concentrations with one vendor. The purchases from this significant vendor were 96.6% of total vendor purchases for the three months ended March 31, 2025.

Customers:

Progressive Care’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Progressive Care generated reimbursements from three significant PBMs for the three months ended March 31, 2025 as follows:

Three Months Ended March 31, 2025
A	28%
B	15%
C	15%

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025, and our subsequent public filings with the SEC.

Overview

e-Commerce Operations:

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

Impact of U.S. and Chinese Tariffs

During the first quarter of 2025, the introduction of U.S. and Chinese tariffs on certain imported goods did not have a material impact on our e-Commerce business operations or financial results. However, starting in the second quarter of 2025, certain goods we sell in the U.S. that are imported may become subject to these tariffs which could adversely affect our costs or pricing strategies. Only approximately 35% of our total e-Commerce sales take place within the United States. The OPKO products sold by us in China are manufactured in Spain and are not currently impacted by Chinese tariffs, however, the ongoing trade tensions may impact the potential success and execution of future projects planned in China under our Florida E-Commerce Development Program, including the launch of our Florida Sunshine range of vitamins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Healthcare Operations:

Through our wholly owned subsidiaries, we currently own and operate five pharmacies, which generate most of our pharmacy revenues, which is derived from dispensing medications to our patients. We also provide patient health risk reviews and free same-day and next-day delivery.

In addition, our healthcare operations provide prescription pharmaceuticals, Third Party Administration (“TPA”), data management, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management. Our healthcare operations are focused on improving the lives of patients with complex chronic diseases through a patient and provider engagement and their partnerships with payors, pharmaceutical manufacturers, and distributors. We offer a broad range of solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs.

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

Our healthcare operations are focused on complex chronic diseases that generally require multi-year or lifelong therapy, which drives recurring revenue and sustainable growth. Our pharmacy services revenue growth is from expanding their services, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and additions of new customers due to their focus on higher patient engagement, benefit of free delivery to the patient, and clinical expertise. The pharmacies also expanded revenue growth through the signing of new contract pharmacy service and data management contracts with 340B covered entities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The significant accounting policies of the Company were described in Note 3. to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K. The most recently adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 3 in the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue, net	$14,525	$17,493	$(2,968)	(17)%
Cost of revenue	11,062	12,630	(1,568)	(12)%
Gross profit	3,463	4,863	(1,400)	(29)%
Operating expenses	4,948	6,705	(1,757)	(26)%
Loss before other (income) expense	(1,485)	(1,842)	357	(19)%
Other (income) expense	(151)	(168)	17	(10)%
Loss before income taxes and non-controlling interest	(1,334)	(1,674)	340	(20)%
Income taxes	(9)	(27)	18	(67)%
Net loss	(1,343)	(1,701)	358	(21)%
Net loss attributable to non-controlling interest	—	220	(220)	(100)%
Net loss attributable to NextPlat Corp.	$(1,343)	$(1,481)	$138	(9)%

For the three months ended March 31, 2025 and 2024, we recognized overall revenue from operations of approximately $14.5 million and $17.5 million, respectively, an overall decrease of approximately $3.0 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. The decrease in revenue was primarily attributable to the decrease of approximately $3.1 million from Healthcare Operations, partially offset by the increase of approximately $0.1 million from e-Commerce Operations.

Gross profit margins decreased from approximately 27.8% for the three months ended March 31, 2024, to approximately 23.8% for the three months ended March 31, 2025. The decrease in gross profit margins during the first quarter of 2025 compared to the same period in 2024, was primarily attributable to the decrease in 340B contract revenue in Healthcare Operations, which decreased for the first quarter of 2025 to approximately 23.8% from 27.7% when compared to the same period in 2024 (see further discussion below). The gross profit margins for e-Commerce Operations decreased for the first quarter of 2025 to approximately 24.1% from 28.1% when compared to the same period in 2024 due to a service provider airtime contract that expired on December 31, 2024, which introduced new airtime costs beginning January 1, 2025, and temporary rate reductions for some customers affected by ongoing service interruptions.

Loss before other (income) expense decreased by approximately $0.4 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, as a result of the decrease in operating expenses of approximately $1.8 million and the decrease in gross profit of approximately $1.4 million See detailed discussion below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Three Months Ended March 31,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net:
e-Commerce revenue	$3,006	21%	$2,865	16%	$141	5%
Pharmacy prescription and other revenue, net of PBM fees	10,090	69%	11,324	65%	(1,234)	(11)%
Sub total	13,096	90%	14,189	81%	(1,093)	(8)%
Revenues from services:
Pharmacy 340B contract revenue	1,429	10%	3,304	19%	(1,875)	(57)%

Revenues, net	$14,525	100%	$17,493	100%	$(2,968)	(17)%

Revenue, net for the three months ended March 31, 2025, consisted of e-Commerce sales of satellite phones, tracking devices, accessories, and airtime plans, pharmacy prescription revenues, and 340B contract revenues. For the three months ended March 31, 2025, overall revenues were approximately $14.5 million compared to $17.5 million for the three months ended March 31, 2024, a decrease in of approximately $3.0 million or 17.0%.

Total e-Commerce revenues were approximately $3.0 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively, an increase of approximately $0.1 million driven by the growth in recurring airtime revenue, and the additional revenue from the Outfitter acquisition in 2024, however these were offset by a decline in hardware sales.

Total pharmacy prescription and other revenue, net of PBM fees, was approximately $10.1 million and $11.3 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $1.2 million, primarily attributable to the decrease in pharmacy prescriptions filled of approximately 107,000 versus 134,000 in the prior year period. The decline in prescription volume during the first quarter of 2025 was influenced in part by changes in provider relationships and shifts in patient flow due to insurance network adjustments or provider decisions to align with different pharmacy partners.

Pharmacy 340B contract revenues were approximately $1.4 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $1.9 million, due to certain relationships transitioning to other pharmacy partners, one covered entity opening an in-house pharmacy, and another covered entity no longer participates in the 340B program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Selling, general and administrative	$1,432	$1,372	$60	4%
Salaries, wages and payroll taxes	2,715	3,310	(595)	(18)%
Impairment loss	—	132	(132)	(100)%
Professional fees	605	985	(380)	(39)%
Depreciation and amortization	170	208	(38)	(18)%
Intangible asset amortization	26	698	(672)	(96)%
Operating expenses	$4,948	$6,705	$(1,757)	(26)%

Total operating expenses for the three months ended March 31, 2025, were approximately $4.9 million, a decrease of approximately $1.8 million, or 26.2%, from total operating expenses for the three months ended March 31, 2024, of approximately $6.7 million. Factors contributing to the decrease are described below.

Selling, general and administrative expenses remained flat at approximately $1.4 million for the three months ended March 31, 2025, when compared to the prior year period.

Salaries, wages and payroll taxes were approximately $2.7 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $0.6 million or 18.0%. The decrease was attributable to the decrease of stock-based compensation for non-recurring grants fully vested.

Impairment loss for the three months ended March 31, 2024 of approximately $0.1 million was related to the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Professional fees include expenses for legal fees, accounting services fees, consulting fees, and public company expenses. Professional fees were approximately $0.6 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $0.4 million or 38.6%. The decrease was mainly attributable to the legal and consulting fees as it related to the merger of Progressive Care of approximately $0.4 million in the prior year period.

Depreciation and amortization remained flat at approximately $0.2 million for the three months ended March 31, 2025, when compared to the prior year period.

Intangible asset amortization was approximately $26,000 and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $0.7 million or 96.3%. The decrease was attributable to the decrease in the carrying amount of intangible assets when compared to the prior year period. Intangible assets, net as of March 31, 2025 and 2024 were approximately $0.5 million and $13.7 million. Intangible assets related to our Healthcare Operations were fully impaired throughout the year ending December 31, 2024. Intangible assets, net as of March 31, 2025 were related to our e-Commerce Operations due to the Outfitter acquisition in April 2024.

Total Other Income

Our total other income remained flat at approximately $0.2 million for the three months ended March 31, 2025, when compared to the prior year period.

Net Loss

We recorded net losses of approximately $1.3 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. The change in net loss was a result of the factors described above.

Comprehensive Loss

We recorded comprehensive loss for foreign currency translation adjustments of approximately $11,000 and $27,000 for the three months ended March 31, 2025 and 2024, respectively. The change was primarily attributed to exchange rate variances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2025, we had a cash balance of approximately $17.7 million. Our working capital was approximately $22.1 million at March 31, 2025. We continue to closely monitor our cash position and operating expenditures. In response to recent trends and in alignment with our long-term strategic goals, we continue to implement a series of cost reduction measures aimed at improving operational efficiency and preserving liquidity. These measures include optimizing our delivery process and renegotiation of certain vendor agreements. As a result of these initiatives, we anticipate a reduction in our cash burn going forward. While we remain committed to investing in key growth initiatives, we are prioritizing financial discipline to ensure we maintain adequate liquidity to support ongoing operations and strategic objectives. In addition, management is exploring various options with respect to the Company’s operations, including a possible sale or merger of a portion of our business as well as strategic alternatives to diversify our business operations, including opportunities in additional services, joint ventures, and other collaborative structures.

As of the date of this report, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

The following table summarizes our cash flows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net change in cash from:
Operating activities	$(2,059)	$(2,685)
Investing activities	(22)	(63)
Financing activities	(134)	(1)
Effect of exchange rate on cash	(8)	(32)
Change in cash	(2,223)	(2,781)
Cash at end of period	$17,737	$23,526

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flow from Operating Activities

Net cash flows used by operating activities totaled approximately $2.1 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively, and changed by approximately $0.6 million period over period. The favorable change of approximately $0.6 million was primarily attributable to the following:

● an increase in cash received from e-Commerce Operations of approximately $0.1 million due to the year-over-year sales increase;

● a decrease in cash received from Healthcare Operations of approximately $0.8 million due to the year-over-year sales decrease;

● a decrease in cash paid for inventory purchases and other costs of revenue of approximately $1.8 million primarily due to the decrease in Healthcare Operations revenue;

● an increase in cash paid for other recurring operating expenses of approximately $0.3 million due to payments related to audit fees and other operating expenses;

● and an increase in cash paid for other non-recurring expenses of approximately $0.2 million due to payments related to legal fees.

Cash Flow from Investing Activities

Net cash flows used in investing activities were approximately $22,000 and $63,000 for the three months ended March 31, 2025 and 2024, respectively. The cash outflow in 2025 and 2024 was attributable to the purchase of vehicles for our Healthcare Operations delivery fleet.

Cash Flow from Financing Activities

Net cash flows used in financing activities were approximately $0.1 million for the three months ended March 31, 2025, primarily attributable to the repayment of notes payable. Net cash flows used in financing activities of approximately $1,000 for the three months ended March 31, 2024, primarily attributable to the repayment of notes payable, offset by capital contributions received.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Identification of material weakness

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness was discovered relating to controls related to our valuation of inventories during fiscal 2024 and we are continuing to remediate this weakness. While we believe that our inventory is accurately and properly valued at March 31, 2025, we are continuing to expand our inventory internal controls by (i) implementing formalized policies and procedures to perform comprehensive net realizable value (“NRV”) assessments for inventory at each reporting period; (ii) establishing a review process requiring senior management oversight to ensure NRV calculations are accurate and appropriately documented; and (iii) enhancing the accuracy of pricing and cost data used in NRV calculations by integrating reliable internal tracking mechanisms. We anticipate the remediation of the material weakness will be fully implemented and validated by the end of the second quarter of 2025.

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

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2025, a former employee of Pharmco LLC, a wholly owned subsidiary of the Company, filed a lawsuit against Pharmco LLC, asserting claims under the Equal Employment Opportunity Commission (EEOC) regulations. The case is currently in its early stages, and the Company is vigorously defending the claims. At this time, the Company is unable to determine the likelihood of an unfavorable outcome or to reasonably estimate the amount or range of potential loss, if any, that may result from this matter. Accordingly, no accrual has been recorded in the accompanying financial statements.

On October 28, 2024, Alan Jay Weisberg, the former Chief Executive Officer and Chairman of Progressive Care Inc. (“RXMD”), filed a putative class action suit on behalf of himself and all other former RXMD stockholders against NextPlat, Charles M. Fernandez, the Chief Executive Officer and a director of NextPlat, and Rodney Barreto, a director of NextPlat. The complaint purports to allege a breach of fiduciary duty by NextPlat and Messrs. Fernandez and Barreto in connection with the merger of RXMD with and into a wholly owned subsidiary of NextPlat (the “Merger”), which Merger was completed on October 1, 2024 following approval by the stockholders of each of NextPlat and RXMD in stockholder meetings held on September 13, 2024 by NextPlat and RXMD, respectively. Among other things, the complaint asserts that the consideration paid to Mr. Weisberg and the other RXMD stockholders in connection with the Merger was insufficient.  The monetary relief requested in the complaint includes compensatory and rescissory damages in an unspecified dollar amount.  The complaint is pending in the Court of Chancery of the State of Delaware. The caption is Alan Jay Weisberg v. Charles M. Fernandez, Rodney Barreto and Nextplat Corp., and the case number is C.A. No. 20. 24-1097-MTZ.

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

ITEM 1A. RISK FACTORS

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition, and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. Other than the following, there have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

If the current United States/China tariff environment persists, it will have an immediate adverse impact on the Company’s business, financial prospects, results of operations, and financial condition, and will materially and adversely impact the ability of the Company to be profitable.

Retaliatory tariffs imposed by China in response to tariffs recently enacted by the United States expose us to significant and ongoing trade-policy risk that could materially and adversely affect our business, financial condition, results of operations, cash flows, and prospects. Although the United States and China have at various points engaged in negotiations aimed at easing bilateral trade tensions, the Chinese government continues to maintain elevated tariff rates and other nontariff barriers on a wide range of U.S.-origin goods, including products in the same categories as our offerings. The retaliatory tariffs create uncertainty that complicates our sales forecasting, inventory management, and production planning for the Chinese market. In addition, Chinese authorities possess broad discretion to increase, decrease, or suspend tariff rates with little advance notice, and they may target specific U.S. companies or industries for additional retaliatory action in response to geopolitical developments wholly unrelated to our performance or conduct.

The Company plans to pause certain initiatives within its e-Commerce development program which was launched in April 2023 to help U.S.-based businesses reach the vast Chinese consumer market through major online platforms like Alibaba’s Tmall. This includes the introduction of a new line of vitamins and supplements under the Florida Sunshine brand name, since these offerings would be subject to the increased tariffs and would face significant import costs which Management believes will reduce its ability to compete with locally produced products. The Company is still reviewing opportunities to sell its Florida Sunshine products in other markets.

The Company intends to continue selling products manufactured by OPKO Health Europe, a subsidiary of OPKO Health, Inc., in China including an array of nutraceuticals and supplements as well as adding products for pet care, all of which are not produced in the United States and as such, are not subject to additional tariffs.

We cannot predict whether the current trade environment will persist or if new quotas, duties, taxes, tariffs, exchange controls, current or future “trade wars”, or other restrictions will be imposed by the U.S. and China upon the import or export of our products and the commodities and components used to manufacture our products, or what effect any of these actions would have on our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2025	NEXTPLAT CORP

	By:	/s/ Charles M. Fernandez
Charles M. Fernandez
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Cecile Munnik
Cecile Munnik
Chief Financial Officer
(Principal Financial and Accounting Officer)