Form 10-Q
period 2025-06-30
NextPlat Corp
filed 2025-08-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 001-40447

NEXTPLAT CORP

(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd, Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

(305)-560-5381

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	NXPL	The Nasdaq Stock Market Inc.
Warrants	NXPLW	The Nasdaq Stock Market Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 12, 2025
Common Stock, $0.0001 par value	25,963,051

FORM 10-Q

INDEX

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning sales trends, gross margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 24, 2025 (“2024 Form 10-K”), this quarterly report on Form 10-Q for the three and six months ended June 30, 2025, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying Condensed Consolidated Financial Statements of NextPlat Corp (“NextPlat,” the “Company,” “we,” or “our”), for the three and six months ended June 30, 2025 and for comparable periods in the prior year are included below. These condensed consolidated financial statements should be read in conjunction with the notes to the condensed consolidated financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par data)

(Unaudited)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$16,635	$19,960
Accounts receivable, net	3,153	4,895
Receivables - other, net	854	732
Inventory, net	5,215	4,881
Unbilled revenue	313	237
VAT receivable	371	371
Prepaid expenses	314	404
Total Current Assets	26,855	31,480

Property and equipment, net	2,839	3,407

Goodwill	156	156
Intangible assets, net	473	524
Operating right-of-use assets, net	623	812
Finance right-of-use assets, net	—	5
Deposits	87	94
Total Other Assets	1,339	1,591
Total Assets	$31,033	$36,478

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,213	$7,230
Contract liabilities	303	89
Notes payable	213	380
Due to related party	1	48
Operating lease liabilities	378	404
Finance lease liabilities	—	5
Income taxes payable	100	54
Total Current Liabilities	6,208	8,210

Long Term Liabilities:
Notes payable, net of current portion	943	1,032
Operating lease liabilities, net of current portion	274	438
Total Liabilities	7,425	9,680

Commitments and Contingencies	—	—

Equity
Common stock ($0.0001 par value; 50,000,000 shares authorized, 25,963,051 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	3	3
Additional paid-in capital	75,708	75,697
Accumulated deficit	(52,082)	(48,950)
Accumulated other comprehensive loss	(135)	(66)
Equity attributable to NextPlat Corp stockholders	23,494	26,684
Equity attributable to non-controlling interests	114	114
Total Equity	23,608	26,798

Total Liabilities and Equity	$31,033	$36,478

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except number of shares and par value)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales of products, net	$12,263	$14,030	$25,345	$28,150
Revenues from services	977	2,959	2,420	6,332
Revenue, net	13,240	16,989	27,765	34,482

Cost of products	10,346	11,120	21,398	23,741
Cost of services	11	11	21	21
Cost of revenue	10,357	11,131	21,419	23,762

Gross profit	2,883	5,858	6,346	10,720

Operating expenses:
Selling, general and administrative	1,473	1,603	2,905	2,919
Salaries, wages and payroll taxes	2,549	3,452	5,264	6,815
Impairment loss	—	9,792	—	9,924
Professional fees	515	1,004	1,120	1,989
Depreciation and amortization	150	203	320	412
Intangible asset amortization	25	700	51	1,398
Total operating expenses	4,712	16,754	9,660	23,457

Loss before other (income) expense	(1,829)	(10,896)	(3,314)	(12,737)

Other (income) expense:
Loss (gain) on sale or disposal of property and equipment	163	—	163	(1)
Interest expense	15	19	33	41
Interest earned	(99)	(197)	(207)	(412)
Foreign currency exchange rate variance	(150)	5	(211)	31
Total other (income) expense	(71)	(173)	(222)	(341)

Loss before income taxes and non-controlling interest	(1,758)	(10,723)	(3,092)	(12,396)

Income taxes	(31)	(20)	(40)	(47)
Net loss	(1,789)	(10,743)	(3,132)	(12,443)

Net loss attributable to non-controlling interest	—	5,432	—	5,652
Net loss attributable to NextPlat Corp	$(1,789)	$(5,311)	$(3,132)	$(6,791)

Comprehensive loss:
Net loss	$(1,789)	$(10,743)	$(3,132)	$(12,443)
Foreign currency loss	(58)	(27)	(69)	(9)
Comprehensive loss	$(1,847)	$(10,770)	$(3,201)	$(12,452)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,789)	$(5,311)	$(3,132)	$(6,791)
Weighted number of common shares outstanding – basic and diluted	25,963	18,824	25,963	18,774

Basic and diluted loss per share	$(0.07)	$(0.28)	$(0.12)	$(0.36)

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

For the Three and Six Months Ended June 30, 2025

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2024	25,963	$3	$75,697	$(48,950)	$(66)	$26,684	$114	$26,798
Stock-based compensation in connection with options granted	—	—	7	—	—	7	—	7
Comprehensive loss	—	—	—	—	(11)	(11)	—	(11)
Net loss	—	—	—	(1,343)	—	(1,343)	—	(1,343)
Balance at March 31, 2025	25,963	3	75,704	(50,293)	(77)	25,337	114	25,451
Stock-based compensation in connection with options granted	—	—	4	—	—	4	—	4
Comprehensive loss	—	—	—	—	(58)	(58)	—	(58)
Net loss	—	—	—	(1,789)	—	(1,789)	—	(1,789)
Balance at June 30, 2025	25,963	$3	$75,708	$(52,082)	$(135)	$23,494	$114	$23,608

For the Three and Six Months Ended June 30, 2024

	Common Stock		Additional
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2023	18,725	$2	$67,170	$(34,925)	$(63)	$32,184	$15,903	$48,087
Stock-based compensation in connection with options granted	—	—	160	—	—	160	—	160
Stock-based compensation in connection with restricted stock awards	—	—	387	—	—	387	65	452
Capital contribution of non-controlling interests	—	—	—	—	—	—	122	122
Comprehensive loss	—	—	—	—	(27)	(27)	—	(27)
Net loss	—	—	—	(1,481)	—	(1,481)	(220)	(1,701)
Balance at March 31, 2024	18,725	2	67,717	(36,406)	(90)	31,223	15,870	47,093
Stock-based compensation in connection with options granted	—	—	159	—	—	159	—	159
Issuance of common stock related to restricted stock award	200	—	387	—	—	387	—	387
Issuance of common stock related to exercise of warrants	48	—	85	—	—	85	—	85
Comprehensive loss	—	—	—	—	(9)	(9)	—	(9)
Net loss	—	—	—	(5,311)	—	(5,311)	(5,432)	(10,743)
Balance at June 30, 2024	18,973	$2	$68,348	$(41,717)	$(99)	$26,534	$10,438	$36,972

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from e-Commerce Operations revenue	$9,132	$8,039
Cash received from Healthcare Operations revenue	20,709	28,723
Cash received from interest income	207	403
Cash received from other sources	211	1
Cash paid for inventory purchases and other costs of revenue	(23,302)	(27,440)
Cash paid for salaries and related expenses	(5,530)	(5,897)
Cash paid for other recurring operating expenses	(4,178)	(3,955)
Cash paid for other non-recurring expenses	(316)	(119)
Cash paid for interest expense	(33)	(41)
Cash paid for income taxes	—	(93)
Net cash used in operating activities	(3,100)	(379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34)	(124)
Proceeds from sale or disposal of property and equipment	132	1
Cash acquired in acquisition of Outfitter Satellite subsidiary	—	236
Cash paid in acquisition of Outfitter Satellite subsidiary	—	(1,094)
Net cash provided by (used in) investing activities	98	(981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(256)	(228)
Payments on finance lease liabilities	(5)	(13)
Proceeds from exercise of warrants	—	85
Capital contribution of non-controlling interest	—	122
Net cash used in financing activities	(261)	(34)

Effect of exchange rate on cash	(62)	(36)

Net decrease in cash	(3,325)	(1,430)
Cash beginning of period	19,960	26,307
Cash end of period	$16,635	$24,877

Reconciliation of net loss to cash flow used by operating activities
Net loss	$(3,132)	$(12,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	315	399
Change in provision for doubtful accounts	(109)	(54)
Change in inventory reserve	20	—
Amortization of intangible assets	51	1,398
Amortization of operating right-of-use assets	187	244
Amortization of finance right-of-use assets	5	13
Write-off of right-of-use asset	—	111
Impairment loss	—	9,924
Stock-based compensation	11	1,158
Loss on sale or disposal of property and equipment	163	(1)
Change in operating assets and liabilities:
Accounts receivable	1,729	(513)
Inventories	(354)	571
Unbilled revenue	(76)	(17)
Prepaid expense	90	374
Deposits	7	—
Notes receivable	—	16
VAT receivable	—	9
Accounts payable and accrued expenses	(2,077)	(1,349)
Operating lease liabilities	(190)	(273)
Income taxes payable	46	(46)
Contract liabilities	214	100
Net cash used in operating activities	$(3,100)	$(379)

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context requires otherwise, references to the “Company”, “we”, “us”, “our”, “our Company”, or “our business” refer to NextPlat Corp and its subsidiaries.

Note 1. Organization and Nature of Operations

NextPlat is a Nevada corporation (the “Company”, “NextPlat”, “we”) reporting on the NASDAQ exchange that has business segments operating in the e-Commerce and Healthcare sectors. It was incorporated in 1997 with executive offices located in Hallandale Beach, Florida.

e-Commerce Operations:

The Company operates two main e-Commerce websites as well as 25 third-party e-Commerce storefronts on platforms such as Alibaba, Amazon, and Walmart. These e-Commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. Additionally, we provide a comprehensive array of Satellite Industry communication services and related equipment sales.

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

Healthcare Operations:

The Company’s Healthcare segment operates through a wholly owned entity, Progressive Care, LLC, (“Progressive”) a Nevada Limited Liability Company, which includes wholly owned subsidiaries, Pharmco, LLC (“Pharmco 901”), Touchpoint RX, LLC doing business as Pharmco Rx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”), and ClearMetrX Inc. (“ClearMetrX”). ClearMetrX is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers.

Pharmco pharmacies deliver prescriptions to Florida’s diverse population and currently holds Florida Community Pharmacy Permits at all Florida pharmacy locations. Pharmco 901 is a pharmacy located in Hallandale Beach, Florida, and is licensed as a non-resident pharmacy in the following states: Arizona, Colorado, Connecticut, Georgia, Illinois, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, and Utah. Pharmco 901 is able to dispense to patients in the state of Massachusetts without a non-resident pharmacy license because Massachusetts does not require such a license for these activities.

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2024 Annual Report on Form 10-K, for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2024 Annual Report on Form 10-K. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of comprehensive loss, statements of changes in equity, and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The year-end balance sheet data for comparative purposes was derived from audited consolidated financial statements.

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications

Beginning in the third quarter of 2024, the Company changed its presentation method on the statements of cash flows from the indirect method to the direct method. The Company has recast the Condensed Consolidated Statements of Cash Flows and related disclosures for the period ended June 30, 2024, to conform to the direct presentation method in the current period.

Effective January 1, 2025, the Company early adopted Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, on a retrospective basis, which resulted in reclassifications of certain expenses in the prior year periods to conform to the current year presentation within cost of services, selling, general and administrative, salaries, wages and payroll taxes, and depreciation and amortization on the Condensed Consolidated Statements of Comprehensive Loss. The recast of these certain expenses did not impact net income for the prior year periods.

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

Users of the consolidated financial statements are encouraged to refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed discussion of the acquisition and subsequent merger.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the Company’s significant accounting policies for the six months ended June 30, 2025. Selected accounting policy disclosures are provided below.

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, GTC, is maintained using the appropriate local currency, Great British Pound (“GBP”), as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of comprehensive (loss) income.

The relevant translation rates are as follows:

	As of June 30, 2025	As of June 30, 2024	As of December 31, 2024
Closing rate $USD to GBP	$1.37	$1.26	$1.26
Quarterly average rate $USD to GBP	$1.34	$1.26	$1.28
Yearly average rate $USD to GBP	$1.30	$1.27	$1.28

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

Subsequent Events

On August 11, 2025, the Company terminated the employment agreement between Progressive Care and Dr. Pamela Roberts, Progressive Care’s Chief Operating Officer.

On August 12, 2025, the Board of Directors of the Company (the “Board”) received resignation letters from each of Louis Cusimano and Elizabeth Alcaine. Pursuant to the letters, Mr. Cusimano and Ms. Alcaine resigned from their positions as directors of the Company effective September 1, 2025. The resignations were each for personal reasons and not because of any disagreements with the Company or the Board.

On August 13, 2025, the Board unanimously elected Mrs. Lauren Sturges Fernandez, the wife of our late Chief Executive Officer, Charles M. Fernandez, to fill one of the vacancies to the Board left by the resignations of Mr. Cusimano and Ms. Alcaine, to serve until her successor shall have been duly elected and qualified or until her earlier resignation or removal.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Revenue

The following tables disaggregate net revenues by major categories (in thousands):

	Three Months Ended June 30, 2025
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$4,120	$—	$4,120
Pharmacy prescription and other revenue, net of PBM fees	—	8,173	8,173
Pharmacy 340B contract revenue	—	947	947
Revenues, net	$4,120	$9,120	$13,240

	Three Months Ended June 30, 2024
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$3,512	$—	$3,512
Pharmacy prescription and other revenue, net of PBM fees	—	10,521	10,521
Pharmacy 340B contract revenue	—	2,956	2,956
Revenues, net	$3,512	$13,477	$16,989

	Six Months Ended June 30, 2025
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$7,126	$—	$7,126
Pharmacy prescription and other revenue, net of PBM fees	—	18,263	18,263
Pharmacy 340B contract revenue	—	2,376	2,376
Revenues, net	$7,126	$20,639	$27,765

	Six Months Ended June 30, 2024
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$6,377	$—	$6,377
Pharmacy prescription and other revenue, net of PBM fees	—	21,845	21,845
Pharmacy 340B contract revenue	—	6,260	6,260
Revenues, net	$6,377	$28,105	$34,482

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to NextPlat Corp common shareholders	$(1,789)	$(5,311)	$(3,132)	$(6,791)

Basic weighted average common shares outstanding	25,963	18,824	25,963	18,774
Potentially dilutive common shares	—	—	—	—
Diluted weighted average common shares outstanding	25,963	18,824	25,963	18,774

Weighted average loss per common share - basic and diluted	$(0.07)	$(0.28)	(0.12)	$(0.36)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Stock options	—	9	—	60
Common stock purchase warrants	—	—	—	—
	—	9	—	60

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Accounts Receivable, net

At  June 30, 2025 and December 31, 2024, accounts receivable consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Gross accounts receivable – trade	$3,185	$5,036
Less: allowance for credit losses	(32)	(141)
Accounts receivable, net	$3,153	$4,895

The company revises its estimate of expected credit losses each reporting period based on current economic conditions and reasonable and supportable forecasts and, as a result, the allowance for credit losses was decreased by $0.1 million for the six months ended June 30, 2025.

Accounts receivable – trade, net for the Company as of January 1, 2024 and  June 30, 2024 were approximately $8.9 million and $10.4 million, respectively.

Note 8. Receivables - Other, net

At  June 30, 2025 and  December 31, 2024, receivables - other, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Performance bonuses	$582	$588
Customers	222	115
Other	50	29
Receivables - other, net	$854	$732

Note 9. Inventory, net

At  June 30, 2025 and  December 31, 2024, inventory, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$5,674	$5,320
Less reserve for obsolete inventory	(459)	(439)
Inventory, net	$5,215	$4,881

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Property and Equipment, net

At  June 30, 2025 and December 31, 2024, property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Appliques	$2,160	$2,160
Building	2,116	2,116
Website development	619	615
Office furniture and fixtures	562	564
Vehicles	202	645
Land	184	184
Leasehold improvements	175	177
Computer equipment	123	119
Rental equipment	107	87
Property and equipment gross	6,248	6,667
Less: accumulated depreciation	(3,409)	(3,260)
Property and equipment, net	$2,839	$3,407

Depreciation expense was approximately $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2025
	Gross amount	Accumulated amortization	Net amount
Customer contracts	$665	$(354)	$311
Trade names	185	(23)	162
Total intangible assets	$850	$(377)	$473

	December 31, 2024
	Gross amount	Accumulated amortization	Net amount
Customer contracts	$665	$(312)	$353
Trade names	185	(14)	171
Total intangible assets	$850	$(326)	$524

For the six months ended June 30, 2025 and 2024, the Company recognized amortization expense of approximately $0.1 million and $1.4 million, respectively.

The following table represents the total estimated future amortization of intangible assets for the five succeeding years and thereafter as of June 30, 2025 (in thousands):

Year	Amount
2025 (remaining six months)	$50
2026	102
2027	102
2028	102
2029	39
Thereafter	78
Total	$473

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$4,636	$6,596
Accrued wages and payroll liabilities	208	269
Accrued other liabilities	285	269
Customer deposits payable	84	96
Total	$5,213	$7,230

Note 13. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
A. Mortgage note payable - commercial bank - collateralized	$1,004	$1,050
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	122	234
Insurance premiums financing	5	103
Subtotal	1,156	1,412
Less: current portion of notes payable	(213)	(380)
Long-term portion of notes payable	$943	$1,032

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

(B) Note Payable – Uncollateralized

As of June 30, 2025 the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP: USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of 6 years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) was made 13 months after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government. The proceeds from the Debenture were used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. The balance outstanding as of  June 30, 2025 on the note payable was approximately $74,000.

In April 2021, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The note was paid in full as of  June 30, 2025. As of  December 31, 2024, the balance on the note payable was approximately $2,000.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $49,000 and $58,000 as of  June 30, 2025 and December 31, 2024, respectively.

Principal outstanding as of  June 30, 2025, is expected to be repayable as follows (in thousands):

Year	Amount
2025 (remaining six months)	$122
2026	157
2027	124
2028	753
2029	—
Total	$1,156

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Equity

Stock-based compensation expense is recorded in salaries, wages and payroll taxes expense in the Condensed Consolidated Statements of Comprehensive Loss. For the six months ended June 30, 2025 and 2024, stock-based compensation expense was approximately $11,000 and $1.1 million, respectively. The decrease in stock-based compensation was attributable to non-recurring grants fully vested. There were no income tax benefits recognized from stock-based compensation during the six months ended June 30, 2025 and 2024 due to cumulative losses and valuation allowances.

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. As of June 30, 2025 and  December 31, 2024 there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of June 30, 2025 and  December 31, 2024, 25,963,051 and 25,963,051 shares of common stock, respectively, were issued and outstanding.

Listing on the Nasdaq Capital Market

Our common stock and warrants are traded on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively.

Note 15. Related Party Transactions

The Company uses an American Express account for Orbital Satcom Corp and an American Express account for GTC, both in the name of David Phipps, the Company’s Interim Chief Executive Officer, who personally guarantees the balance owed. As of June 30, 2025, the accounts payable due to related party includes amounts due to Mr. Phipps. Total related party payments due as of June 30, 2025 and  December 31, 2024 were approximately $1,000 and $18,000, respectively. Those related party payables are non-interest bearing and due on demand.

During the six months ended  June 30, 2025, the Company employed and paid wages to one employee related to Mr. Phipps and two employees related to Dr. Pamela Roberts, Progressive Care’s Chief Operating Officer.

During the six months ended  June 30, 2025, the Company employed and paid wages to Lauren Sturges Fernandez, the spouse of the Company’s late Chief Executive Officer, Charles M. Fernandez, as Chief of Staff and Special Assistant to the Chairman of the Board.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16. Commitments and Contingencies

Litigation

On March 17, 2025, a former employee of Pharmco LLC, a wholly owned subsidiary of the Company, filed a lawsuit against Pharmco LLC, asserting claims under the Equal Employment Opportunity Commission (EEOC) regulations. The case is currently in its early stages, and the Company is vigorously defending the claims. At this time, the Company is unable to determine the likelihood of an unfavorable outcome or to reasonably estimate the amount or range of potential loss, if any, that may result from this matter. Accordingly, no accrual has been recorded in the accompanying condensed consolidated financial statements.

On October 28, 2024, Alan Jay Weisberg, the former Chief Executive Officer and Chairman of Progressive Care Inc. (“RXMD”), filed a putative class action suit on behalf of himself and all other former RXMD stockholders against NextPlat, Charles M. Fernandez, the former Chief Executive Officer and director of NextPlat, and Rodney Barreto, a director of NextPlat. The complaint purports to allege a breach of fiduciary duty by NextPlat and Messrs. Fernandez and Barreto in connection with the merger of RXMD with and into a wholly owned subsidiary of NextPlat (the “Merger”), which Merger was completed on October 1, 2024 following approval by the stockholders of each of NextPlat and RXMD in stockholder meetings held on September 13, 2024 by NextPlat and RXMD, respectively. Among other things, the complaint asserts that the consideration paid to Mr. Weisberg and the other RXMD stockholders in connection with the Merger was insufficient. The monetary relief requested in the complaint includes compensatory and rescissory damages in an unspecified dollar amount. The complaint is pending in the Court of Chancery of the State of Delaware. The caption is Alan Jay Weisberg v. Charles M. Fernandez, Rodney Barreto and Nextplat Corp., and the case number is C.A. No. 20. 24-1097-MTZ.

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

The CODMs include the Company’s Interim Chief Executive Officer and Chief Financial Officer.

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

The following tables present a summary of the reportable segments (in thousands):

For the Three Months Ended June 30, 2025	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$4,120	$—	$—	$4,120
Pharmacy prescription and other revenue, net of PBM fees	—	8,173	—	8,173
Pharmacy 340B contract revenue	—	947	—	947
Revenues, net	4,120	9,120	—	13,240

Expenses:
Cost of revenue	3,051	7,306	—	10,357
Selling, general and administrative	739	734	—	1,473
Salaries, wages and payroll taxes	601	1,948	—	2,549
Professional fees	321	194	—	515
Depreciation and amortization	75	75	—	150
Intangible asset amortization	25	—	—	25
Total expenses	4,812	10,257	—	15,069
Loss before other (income) expense	(692)	(1,137)	—	(1,829)
Other (income) expense	(224)	153	—	(71)
Loss before income taxes	(468)	(1,290)	—	(1,758)
Income taxes	(31)	—	—	(31)
Net loss	$(499)	$(1,290)	$—	$(1,789)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Three Months Ended June 30, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$3,512	$—	$—	$3,512
Pharmacy prescription and other revenue, net of PBM fees	—	10,521	—	10,521
Pharmacy 340B contract revenue	—	2,956	—	2,956
Revenues, net	3,512	13,477	—	16,989

Expenses:
Cost of revenue	2,401	8,730	—	11,131
Selling, general and administrative	837	826	(60)	1,603
Salaries, wages and payroll taxes	1,165	2,287	—	3,452
Impairment loss	—	9,792	—	9,792
Professional fees	620	384	—	1,004
Depreciation and amortization	114	89	—	203
Intangible asset amortization	32	668	—	700
Total expenses	5,169	22,776	(60)	27,885
Loss before other income	(1,657)	(9,299)	60	(10,896)
Other income	(210)	(23)	60	(173)
Loss before income taxes	(1,447)	(9,276)	—	(10,723)
Income taxes	(20)	—	—	(20)
Net loss	$(1,467)	$(9,276)	$—	$(10,743)

For the Six Months Ended June 30, 2025	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$7,126	$—	$—	$7,126
Pharmacy prescription and other revenue, net of PBM fees	—	18,263	—	18,263
Pharmacy 340B contract revenue	—	2,376	—	2,376
Revenues, net	7,126	20,639	—	27,765

Expenses:
Cost of revenue	5,332	16,087	—	21,419
Selling, general and administrative	1,406	1,499	—	2,905
Salaries, wages and payroll taxes	1,237	4,027	—	5,264
Professional fees	772	348	—	1,120
Depreciation and amortization	157	163	—	320
Intangible asset amortization	51	—		51
Total expenses	8,955	22,124	—	31,079
Loss before other (income) expense	(1,829)	(1,485)	—	(3,314)
Other (income) expense	(365)	143	—	(222)
Loss before income taxes	(1,464)	(1,628)	—	(3,092)
Income taxes	(40)	—	—	(40)
Net loss	$(1,504)	$(1,628)	$—	$(3,132)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Six Months Ended June 30, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$6,377	$—	$—	$6,377
Pharmacy prescription and other revenue, net of PBM fees	—	21,845	—	21,845
Pharmacy 340B contract revenue	—	6,260	—	6,260
Revenues, net	6,377	28,105	—	34,482

Expenses:
Cost of revenue	4,462	19,300	—	23,762
Selling, general and administrative	1,453	1,586	(120)	2,919
Salaries, wages and payroll taxes	2,220	4,595	—	6,815
Impairment loss	—	9,924	—	9,924
Professional fees	1,127	862	—	1,989
Depreciation and amortization	239	173	—	412
Intangible asset amortization	38	1,360	—	1,398
Total expenses	9,539	37,800	(120)	47,219
Loss before other (income) expense	(3,162)	(9,695)	120	(12,737)
Other (income) expense	(413)	(48)	120	(341)
Loss before income taxes	(2,749)	(9,647)	—	(12,396)
Income taxes	(47)	—	—	(47)
Net loss	$(2,796)	$(9,647)	$—	$(12,443)

	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Total assets as of June 30, 2025	$18,057	$12,976	$—	$31,033

Total assets as of December 31, 2024	$19,044	$17,434	$—	$36,478

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18. Concentrations

e-Commerce Operations concentrations:

Customers:

Amazon accounted for 31.1% and 38.4% of the revenues for the e-Commerce Operations reportable segment during the six months ended June 30, 2025 and 2024, respectively. No other customer accounted for 10% or more of the e-Commerce Operations reportable segment revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the purchases related to e-Commerce Operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025		2024
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$591	19.0%	$331	13.5%
Globalstar	$405	13.0%	$—	—%

	For the Six Months Ended June 30,
	2025		2024
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$1,388	23.8%	$902	19.8%
Garmin	$839	14.4%	$464	10.2%
Globalstar	$619	10.6%	$—	—%

Geographic:

The following table sets forth revenue as to each geographic location (in thousands):

	For the Three Months Ended June 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Europe	$1,993	48.4%	$1,797	51.2%
North America	1,284	31.2%	1,293	36.8%
Asia and Pacific	641	15.6%	390	11.1%
Africa	188	4.6%	25	0.7%
South America	14	0.3%	7	0.2%
	$4,120	100%	$3,512	100%

	For the Six Months Ended June 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Europe	$3,499	49.1%	$3,279	51.4%
North America	2,339	32.8%	1,757	27.6%
Asia and Pacific	1,032	14.5%	803	12.6%
Africa	234	3.3%	508	8.0%
South America	22	0.3%	30	0.5%
	$7,126	100%	$6,377	100%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Healthcare operations concentrations:

Suppliers:

Progressive Care had significant concentrations with one vendor. The purchases from this significant vendor were 96.9% of total vendor purchases for the six months ended June 30, 2025.

Customers:

Progressive Care’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Progressive Care generated reimbursements from three significant PBMs for the six months ended June 30, 2025 as follows:

Six Months Ended June 30, 2025
A	28%
B	17%
C	15%

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

Business Acquisition of Outfitter Satellite, Inc.

On April 1, 2024, the Company acquired all of the issued and outstanding shares of common stock of Outfitter Satellite, Inc. (“Outfitter”). Outfitter provides consumers, commercial and government customers, with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.

Impact of U.S. and Chinese Tariffs

During the first half of 2025, the introduction of U.S. and Chinese tariffs on certain imported goods did not have a material impact on our e-Commerce business operations or financial results. However, starting in the second quarter of 2025, certain goods we sell in the U.S. that are imported became subject to these tariffs which affected our costs and pricing strategies. Only approximately 33% of our total e-Commerce sales take place within the United States. The OPKO products sold by us in China are manufactured in Spain and are not currently impacted by Chinese tariffs, however, the ongoing trade tensions may impact the potential success and execution of future projects planned in China under our Florida E-Commerce Development Program, including the launch of our Florida Sunshine range of vitamins.

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

Our healthcare operations are focused on complex chronic diseases that generally require multi-year or lifelong therapy, which drives recurring revenue and sustainable growth. Our pharmacy services revenue historical source of growth have included expanding our services, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and additions of new customers due to their focus on higher patient engagement, benefit of free delivery to the patient, and clinical expertise. The pharmacies also expanded revenue growth through the signing of new contract pharmacy service and data management contracts with 340B covered entities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The significant accounting policies of the Company were described in Note 3. to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K. The most recently adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 3 in the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue, net	$13,240	$16,989	$(3,749)	(22)%
Cost of revenue	10,357	11,131	(774)	(7)%
Gross profit	2,883	5,858	(2,975)	(51)%
Operating expenses	4,712	16,754	(12,042)	(72)%
Loss before other income	(1,829)	(10,896)	9,067	(83)%
Other income	(71)	(173)	102	(59)%
Loss before income taxes and non-controlling interest	(1,758)	(10,723)	8,965	(84)%
Income taxes	(31)	(20)	(11)	55%
Net loss	(1,789)	(10,743)	8,954	(83)%
Net loss attributable to non-controlling interest	—	5,432	(5,432)	(100)%
Net loss attributable to NextPlat Corp.	$(1,789)	$(5,311)	$3,522	(66)%

For the three months ended June 30, 2025 and 2024, we recognized overall revenue from operations of approximately $13.2 million and $17.0 million, respectively, an overall decrease of approximately $3.8 million for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024. The decrease in revenue was primarily attributable to the decrease of approximately $4.4 million from Healthcare Operations, partially offset by the increase of approximately $0.6 million from e-Commerce Operations.

Gross profit margins decreased from approximately 34.5% for the three months ended June 30, 2024, to approximately 21.8% for the three months ended June 30, 2025. The decrease in gross profit margins during the second quarter of 2025 compared to the same period in 2024, was attributable to the overall decline in gross profit in both operating segments. The gross profit margins for Healthcare Operations decreased for the second quarter of 2025 to approximately 19.9% from 35.2% when compared to the same period in 2024 and was primarily attributable to the decrease in pharmacy prescriptions filled and 340B revenue as well as the continued industry-wide impact of drug price increases outpacing reimbursement rate adjustments. The gross profit margins for e-Commerce Operations decreased for the second half of 2025 to approximately 25.9% from 31.6% when compared to the same period in 2024 due to a service provider airtime contract that expired on December 31, 2024, which introduced new airtime costs beginning January 1, 2025, and temporary rate reductions for some customers affected by ongoing service interruptions.

Loss before other (income) expense decreased by approximately $9.1 million for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024, as a result of the decrease in operating expenses of approximately $12.0 million and the decrease in gross profit of approximately $3.0 million See detailed discussion below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Three Months Ended June 30,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
e-Commerce revenue	$4,120	31%	$3,512	21%	$608	17%
Pharmacy prescription and other revenue, net of PBM fees	8,173	62%	10,521	62%	(2,348)	(22)%
Pharmacy 340B contract revenue	947	7%	2,956	17%	(2,009)	(68)%
Revenues, net	$13,240	100%	$16,989	100%	$(3,749)	(22)%

Revenue, net for the three months ended June 30, 2025, consisted of e-Commerce sales of satellite phones, tracking devices, accessories and airtime plans, pharmacy prescription revenues, and 340B contract revenues. For the three months ended June 30, 2025, overall revenues were approximately $13.2 million compared to $17.0 million for the three months ended June 30, 2024, a decrease in of approximately $3.8 million or 22.1%.

Total e-Commerce revenues were approximately $4.1 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively, an increase of approximately $0.6 million driven primarily by growth in hardware sales of approximately $0.4 million, and a favorable foreign currency impact of approximately $0.2 million.

Total pharmacy prescription and other revenue, net of PBM fees, was approximately $8.2 million and $10.5 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $2.3 million, primarily attributable to the decrease in pharmacy prescriptions filled of approximately 91,000 versus 133,000 in the prior year period. The decline in prescription volume during the second quarter of 2025 was influenced in part by the continued changes in provider relationships and shifts in patient flow due to insurance network adjustments or provider decisions to align with different pharmacy partners.

Pharmacy 340B contract revenues were approximately $1.0 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $2.0 million, due to certain relationships transitioning to other pharmacy partners, some covered entities opened in-house pharmacies, and another covered entity no longer participates in the 340B program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Selling, general and administrative	$1,473	$1,603	$(130)	(8)%
Salaries, wages and payroll taxes	2,549	3,452	(903)	(26)%
Impairment loss	—	9,792	(9,792)	(100)%
Professional fees	515	1,004	(489)	(49)%
Depreciation and amortization	150	203	(53)	(26)%
Intangible asset amortization	25	700	(675)	(96)%
Operating expenses	$4,712	$16,754	$(12,042)	(72)%

Total operating expenses for the three months ended June 30, 2025, were approximately $4.7 million, a decrease of approximately $12.0 million, or 71.9%, from total operating expenses for the three months ended June 30, 2024, of approximately $16.8 million. Factors contributing to the decrease are described below.

Selling, general and administrative expenses slightly decreased to approximately $1.5 million for the three months ended June 30, 2025 from approximately $1.6 million when compared to the prior year period.

Salaries, wages and payroll taxes were approximately $2.6 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $0.9 million or 26.2%. The decrease was attributable to the decrease of stock-based compensation for non-recurring grants fully vested of approximately $0.5 million, a decrease in executive compensation of approximately $0.1 million, and a decrease in total headcount of approximately $0.3 million.

No impairment loss was recognized during the three months ended June 30, 2025. Impairment loss for the three months ended June 30, 2024 of approximately $9.8 million was related to the impairment of goodwill of approximately $0.7 million and the impairment of certain long-lived assets, primarily intangible assets, of approximately $9.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Professional fees include expenses for legal fees, accounting services fees, consulting fees, and public company expenses. Professional fees were approximately $0.5 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $0.5 million or 48.7%. The decrease was mainly attributable to the decrease in accounting services fees of approximately $0.2 million, a decrease in director fees of approximately $0.1 million, and a decrease in legal and consulting fees of approximately $0.2 million.

Depreciation and amortization remained flat at approximately $0.2 million for the three months ended June 30, 2025, when compared to the prior year period.

Intangible asset amortization was approximately $25,000 and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $0.7 million or 96.4%. The decrease was attributable to the decrease in the carrying amount of intangible assets when compared to the prior year period. Intangible assets, net as of June 30, 2025 and 2024 were approximately $0.5 million and $4.6 million. Intangible assets related to our Healthcare Operations were fully impaired throughout the year ending December 31, 2024. Intangible assets, net as of June 30, 2025 were related to our e-Commerce Operations due to the Outfitter acquisition in April 2024.

Total Other Income

Our total other income slightly decreased by approximately $0.1 million for the three months ended June 30, 2025, when compared to the prior year period.

Net Loss

We recorded net losses of approximately $1.8 million and $10.7 million for the three months ended June 30, 2025 and 2024, respectively. The change in net loss was a result of the factors described above.

Comprehensive Loss

We recorded comprehensive loss for foreign currency translation adjustments of approximately $58,000 and $27,000 for the three months ended June 30, 2025 and 2024, respectively. The change was primarily attributed to exchange rate variances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue, net	$27,765	$34,482	$(6,717)	(19)%
Cost of revenue	21,419	23,762	(2,343)	(10)%
Gross profit	6,346	10,720	(4,374)	(41)%
Operating expenses	9,660	23,457	(13,797)	(59)%
Loss before other income	(3,314)	(12,737)	9,423	(74)%
Other income	(222)	(341)	119	(35)%
Loss before income taxes	(3,092)	(12,396)	9,304	(75)%
Income taxes	(40)	(47)	7	(15)%
Net loss	(3,132)	(12,443)	9,311	(75)%
Net loss attributable to noncontrolling interest	—	5,652	(5,652)	(100)%
Net loss attributable to NextPlat Corp.	$(3,132)	$(6,791)	$3,659	(54)%

For the six months ended June 30, 2025 and 2024, we recognized overall revenue from operations of approximately $27.8 million and $34.5 million, respectively, an overall decrease of approximately $6.7 million for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024. The decrease in revenue was primarily attributable to the decrease of approximately $7.5 million from Healthcare Operations, partially offset by the increase of approximately $0.8 million from e-Commerce Operations.

Gross profit margins decreased from approximately 31.1% for the six months ended June 30, 2024, to approximately 22.9% for the six months ended June 30, 2025. The decrease in gross profit margins during the second half of 2025 compared to the same period in 2024, was attributable to the overall decrease in gross profit in both operating segments. The gross profit margins for Healthcare Operations decreased for the second half of 2025 to approximately 22.1% from 31.3% when compared to the same period in 2024 and was attributable to the decrease in pharmacy prescriptions filled and 340B revenue as well as the continued industry-wide impact of drug price increases outpacing reimbursement rate adjustments. The gross profit margins for e-Commerce Operations decreased for the second half of 2025 to approximately 25.2% from 30.0% when compared to the same period in 2024 due to a service provider airtime contract that expired on December 31, 2024, which introduced new airtime costs beginning January 1, 2025, and temporary rate reductions for some customers affected by ongoing service interruptions.

Loss before other income decreased by approximately $9.4 million for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, as a result of the decrease in operating expenses of approximately $13.8 million and the decrease in gross profit of approximately $4.4 million See detailed discussion below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Six Months Ended June 30,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
e-Commerce revenue	$7,126	26%	$6,377	18%	$749	12%
Pharmacy prescription and other revenue, net of PBM fees	18,263	66%	21,845	64%	(3,582)	(16)%
Pharmacy 340B contract revenue	2,376	8%	6,260	18%	(3,884)	(62)%
Revenues, net	$27,765	100%	$34,482	100%	$(6,717)	(19)%

Revenue, net for the six months ended June 30, 2025, consisted of e-Commerce sales of satellite phones, tracking devices, accessories, and airtime plans, pharmacy prescription revenues, and 340B contract revenues. For the six months ended June 30, 2025, overall revenues were approximately $27.8 million compared to $34.5 million for the six months ended June 30, 2024, a decrease in of approximately $6.7 million or 19.5%.

Total e-Commerce revenues were approximately $7.1 million and $6.4 million for the six months ended June 30, 2025 and 2024, respectively, an increase of approximately $0.7 million driven by growth in recurring airtime revenue and hardware sales of approximately $0.6 million, and a favorable foreign currency impact of approximately $0.1 million.

Total pharmacy prescription and other revenue, net of PBM fees, was approximately $18.3 million and $21.9 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $3.6 million, primarily attributable to the decrease in pharmacy prescriptions filled of approximately 198,000 versus 266,000 in the prior year period. The decline in prescription volume during the first half of 2025 was influenced in part by the continued changes in provider relationships and shifts in patient flow due to insurance network adjustments or provider decisions to align with different pharmacy partners.

Pharmacy 340B contract revenues were approximately $2.4 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $3.9 million, due to certain relationships transitioning to other pharmacy partners, some covered entities opened in-house pharmacies, and another covered entity no longer participates in the 340B program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Selling, general and administrative	$2,905	$2,919	$(14)	(0)%
Salaries, wages and payroll taxes	5,264	6,815	(1,551)	(23)%
Impairment loss	—	9,924	(9,924)	(100)%
Professional fees	1,120	1,989	(869)	(44)%
Depreciation and amortization	320	412	(92)	(22)%
Intangible asset amortization	51	1,398	(1,347)	(96)%
Operating expenses	$9,660	$23,457	$(13,797)	(59)%

Total operating expenses for the six months ended June 30, 2025, were approximately $9.7 million, a decrease of approximately $13.8 million, or 58.8%, from total operating expenses for the six months ended June 30, 2024, of approximately $23.5 million. Factors contributing to the decrease are described below.

Selling, general and administrative remained flat at approximately $2.9 million for the six months ended June 30, 2025, when compared to the prior year period.

Salaries, wages and payroll taxes were approximately $5.3 million and $6.8 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $1.6 million or 22.8%. The decrease was attributable to the decrease of stock-based compensation for non-recurring grants fully vested of approximately $1.1 million, a decrease in executive compensation of approximately $0.1 million, and a decrease in total headcount of approximately $0.3 million.

No impairment loss was recognized during the six months ended June 30, 2025. Impairment loss for the six months ended June 30, 2024 of approximately $9.9 million was related to a goodwill impairment of approximately $0.7 million, long-lived assets, primarily intangible assets, impairment of approximately $9.1 million, and the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future of approximately $0.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Professional fees include expenses for legal fees, accounting services fees, consulting fees, and public company expenses. Professional fees were approximately $1.1 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $0.9 million or 43.7%. The decrease was mainly attributable to the decrease in accounting services fees of approximately $0.2 million, a decrease in director fees of approximately $0.2 million, and a decrease in legal and consulting fees of approximately $0.5 million.

Depreciation and amortization was approximately $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

Intangible asset amortization was approximately $51,000 and $1.4 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $1.4 million or 96.4%. The decrease was attributable to the decrease in the carrying amount of intangible assets when compared to the prior year period. Intangible assets, net as of June 30, 2025 and 2024 were approximately $0.5 million and $4.6 million. Intangible assets related to our Healthcare Operations were fully impaired throughout the year ending December 31, 2024. Intangible assets, net as of June 30, 2025 were related to our e-Commerce Operations due to the Outfitter acquisition in April 2024.

Total Other Income

Our total other income remained flat at approximately $0.1 million for the six months ended June 30, 2025, when compared to the prior year period.

Net Loss

We recorded net losses of approximately $3.1 million and $12.4 million for the six months ended June 30, 2025 and 2024, respectively. The change in net loss was a result of the factors described above.

Comprehensive Loss

We recorded comprehensive loss for foreign currency translation adjustments of approximately $69,000 and $9,000 for the six months ended June 30, 2025 and 2024, respectively. The change was primarily attributed to exchange rate variances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2025, we had a cash balance of approximately $16.6 million. Our working capital was approximately $20.7 million at June 30, 2025. We continue to closely monitor our cash position and operating expenditures. In response to recent trends and in alignment with our long-term strategic goals, we continue to implement a series of cost reduction measures aimed at improving operational efficiency and preserving liquidity. These measures include optimizing our delivery process and renegotiation of certain vendor agreements. While we remain committed to investing in key growth initiatives, we are prioritizing financial discipline to ensure we maintain adequate liquidity to support ongoing operations and strategic objectives. In addition, management is exploring various options with respect to strategic alternatives to diversify our business operations, including opportunities in additional services, joint ventures, and other collaborative structures.

As of the date of this report, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.

The following table summarizes our cash flows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net change in cash from:
Operating activities	$(3,100)	$(379)
Investing activities	98	(981)
Financing activities	(261)	(34)
Effect of exchange rate on cash	(62)	(36)
Change in cash	(3,325)	(1,430)
Cash at end of period	$16,635	$24,877

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flow from Operating Activities

Net cash flows used in operating activities totaled approximately $3.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, and changed by approximately $2.7 million period-over-period. The unfavorable change of approximately $2.7 million was primarily attributable to the following:

● an increase in cash received from e-Commerce Operations of approximately $1.1 million due to the year-over-year sales increase;

● a decrease in cash received from Healthcare Operations of approximately $8.0 million due to the year-over-year sales decrease;

● a decrease in cash paid for inventory purchases and other costs of revenue of approximately $4.1 million primarily due to the decrease in Healthcare Operations revenue;

● a decrease in cash paid for salaries and related expenses of approximately $0.4 million due to the decrease in executive compensation and decreased headcount;

● an increase in cash paid for other recurring operating expenses of approximately $0.2 million due to the timing of payables; and

● an increase in cash paid for other non-recurring expenses of approximately $0.2 million.

Cash Flow from Investing Activities

Net cash flows provided by investing activities for the six months ended June 30, 2025 were approximately $0.1 million, which were attributable to the purchase and sales of vehicles for our Healthcare Operations delivery fleet. Net cash flows used in investing activities for the six months ended June 30, 2024 were approximately $1.0 million, primarily attributable to the acquisition of Outfitter.

Cash Flow from Financing Activities

Net cash flows used in financing activities were approximately $0.3 million for the six months ended June 30, 2025, primarily attributable to the repayment of notes payable. Net cash flows used in financing activities were approximately $34,000 for the six months ended June 30, 2024, primarily attributable to the repayment of notes payable, offset by capital contributions received.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Identification of material weakness. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness was discovered relating to controls related to our valuation of inventories during fiscal 2024. During the period ended June 30, 2025, we expanded our inventory internal controls by (i) implementing formalized policies and procedures to perform comprehensive net realizable value (“NRV”) assessments for inventory at each reporting period; (ii) established a review process requiring senior management oversight to ensure NRV calculations are accurate and appropriately documented; and (iii) enhanced the accuracy of pricing and cost data used in NRV calculations by integrating reliable internal tracking mechanisms. As of June 30, 2025, we have fully implemented and validated our expanded inventory internal controls and remediated the material weakness.

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

Changes in internal controls over financial reporting. Except for the remediation efforts described above, there were no other changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2025, a former employee of Pharmco LLC, a wholly owned subsidiary of the Company, filed a lawsuit against Pharmco LLC, asserting claims under the Equal Employment Opportunity Commission (EEOC) regulations. The case is currently in its early stages, and the Company is vigorously defending the claims. At this time, the Company is unable to determine the likelihood of an unfavorable outcome or to reasonably estimate the amount or range of potential loss, if any, that may result from this matter. Accordingly, no accrual has been recorded in the accompanying condensed consolidated financial statements.

On October 28, 2024, Alan Jay Weisberg, the former Chief Executive Officer and Chairman of Progressive Care Inc. (“RXMD”), filed a putative class action suit on behalf of himself and all other former RXMD stockholders against NextPlat, Charles M. Fernandez, the late Chief Executive Officer and a former director of NextPlat, and Rodney Barreto, a director of NextPlat. The complaint purports to allege a breach of fiduciary duty by NextPlat and Messrs. Fernandez and Barreto in connection with the merger of RXMD with and into a wholly owned subsidiary of NextPlat (the “Merger”), which Merger was completed on October 1, 2024 following approval by the stockholders of each of NextPlat and RXMD in stockholder meetings held on September 13, 2024 by NextPlat and RXMD, respectively. Among other things, the complaint asserts that the consideration paid to Mr. Weisberg and the other RXMD stockholders in connection with the Merger was insufficient.  The monetary relief requested in the complaint includes compensatory and rescissory damages in an unspecified dollar amount.  The complaint is pending in the Court of Chancery of the State of Delaware. The caption is Alan Jay Weisberg v. Charles M. Fernandez, Rodney Barreto and Nextplat Corp., and the case number is C.A. No. 20. 24-1097-MTZ.

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

The Company has paused certain initiatives within its e-Commerce development program which was launched in April 2023 to help U.S.-based businesses reach the vast Chinese consumer market through major online platforms like Alibaba’s Tmall. This includes the introduction of a new line of vitamins and supplements under the Florida Sunshine brand name, since these offerings would be subject to the increased tariffs and would face significant import costs which Management believes will reduce its ability to compete with locally produced products. The Company is still reviewing opportunities to sell its Florida Sunshine products in other markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 12, 2025, the Board of Directors of the Company (the “Board”) received resignation letters from each of Louis Cusimano and Elizabeth Alcaine. Pursuant to the letters, Mr. Cusimano and Ms. Alcaine resigned from their positions as directors of the Company effective September 1, 2025. The resignations were each for personal reasons and not because of any disagreements with the Company or the Board.

On August 13, 2025, the Board unanimously elected Mrs. Lauren Sturges Fernandez, the wife of our late Chief Executive Officer, Charles M. Fernandez, to fill one of the vacancies to the Board left by the resignations of Mr. Cusimano and Ms. Alcaine, to serve until her successor shall have been duly elected and qualified or until her earlier resignation or removal.

Mrs. Sturges Fernandez, age 48, has served as the Company’s Chief of Staff and Special Assistant to the Chairman since August 2022. Prior to joining the Company, she operated her own business for more than 25 years, gaining extensive experience in e-commerce operations, strategic planning, and customer engagement. Mrs. Sturges Fernandez is a graduate of Wellesley College.

In connection with Mrs. Sturges Fernandez’s appointment to the Board, the Company entered into a director agreement with Mrs. Sturges Fernandez that is effective as of August 13, 2025 (the “Sturges Fernandez Agreement”). The Sturges Fernandez Agreement has a term of one year. The term of the Sturges Fernandez Agreement may be extended for one-year periods upon re-appointment or election to the Board, unless terminated by the Company or Mrs. Sturges Fernandez. Mrs. Sturges Fernandez’s compensation consists of annual cash compensation of $48,000 for so long as she serves on the Board. The Sturges Fernandez Agreement also contains certain provisions that are customary for agreements of this nature, including, without limitation, confidentiality provisions, indemnification provisions, etc.

The foregoing description of the Sturges Fernandez Agreement is qualified in its entirety by the actual text of the agreement, which is attached hereto as Exhibits 10.1, and is incorporated herein by reference.

There is no arrangement or understanding between Mrs. Sturges Fernandez and any other person pursuant to which Mrs. Sturges Fernandez was appointed as a director. In addition, there are no family relationships between Mrs. Sturges Fernandez and any current director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. Mrs. Sturges Fernandez has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Director Agreement, dated as of August 13, 2025, by and between NextPlat Corp and Lauren Sturges Fernandez
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
101	The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2025	NEXTPLAT CORP

	By:	/s/ David Phipps
David Phipps
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Cecile Munnik
Cecile Munnik
Chief Financial Officer
(Principal Financial and Accounting Officer)