Form 10-Q
period 2025-09-30
NextPlat Corp
filed 2025-11-13
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 10, 2025
Common Stock, $0.0001 par value	26,304,987 (excluding 130,549 shares held as treasury stock)

FORM 10-Q

INDEX

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning sales trends, gross margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 24, 2025 (“2024 Form 10-K”), this quarterly report on Form 10-Q for the three and nine months ended September 30, 2025, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying Condensed Consolidated Financial Statements of NextPlat Corp (“NextPlat,” the “Company,” “we,” or “our”), for the three and nine months ended September 30, 2025 and for comparable periods in the prior year are included below. These condensed consolidated financial statements should be read in conjunction with the notes to the condensed consolidated financial statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$13,926	$19,960
Accounts receivable, net	4,018	4,895
Receivables - other, net	1,716	732
Inventory, net	5,616	4,881
Unbilled revenue	306	237
VAT receivable	371	371
Prepaid expenses	256	404
Total Current Assets	26,209	31,480

Property and equipment, net	2,594	3,407

Goodwill	156	156
Intangible assets, net	448	524
Operating right-of-use assets, net	527	812
Finance right-of-use assets, net	—	5
Deposits	79	94
Total Other Assets	1,210	1,591
Total Assets	$30,013	$36,478

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,437	$7,230
Contract liabilities	243	89
Notes payable	252	380
Due to related party	4	48
Operating lease liabilities	356	404
Finance lease liabilities	—	5
Income taxes payable	71	54
Total Current Liabilities	7,363	8,210

Long Term Liabilities:
Notes payable, net of current portion	907	1,032
Operating lease liabilities, net of current portion	197	438
Total Liabilities	8,467	9,680

Commitments and Contingencies	—	—

Equity
Common stock ($0.0001 par value; 50,000,000 shares authorized, 26,224,987 and 25,963,051 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	3	3
Additional paid-in capital	75,913	75,697
Accumulated deficit	(54,267)	(48,950)
Accumulated other comprehensive loss	(117)	(66)
Treasury stock (at cost; 130,549 shares as of September 30, 2025 and no shares as of December 31, 2024, respectively)	(100)	—
Equity attributable to NextPlat Corp stockholders	21,432	26,684
Equity attributable to non-controlling interests	114	114
Total Equity	21,546	26,798

Total Liabilities and Equity	$30,013	$36,478

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except par value)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales of products, net	$13,099	$12,865	$38,444	$41,015
Revenues from services	653	2,502	3,073	8,834
Revenue, net	13,752	15,367	41,517	49,849

Cost of products	11,012	11,799	32,410	35,539
Cost of services	10	10	31	31
Cost of revenue	11,022	11,809	32,441	35,570

Gross profit	2,730	3,558	9,076	14,279

Operating expenses:
Selling, general and administrative	1,510	1,728	4,415	4,650
Salaries, wages and payroll taxes	2,665	3,478	7,929	10,293
Impairment loss	—	3,729	—	13,653
Professional fees	389	2,144	1,509	4,133
Depreciation and amortization	130	197	450	608
Intangible asset amortization	25	281	76	1,679
Total operating expenses	4,719	11,557	14,379	35,016

Loss before other (income) expense	(1,989)	(7,999)	(5,303)	(20,737)

Other (income) expense:
Loss (gain) on sale or disposal of property and equipment	36	(98)	199	(98)
Loss on settlement of litigation	250	—	250	—
Interest expense	14	22	47	62
Interest earned	(88)	(183)	(295)	(596)
Other income	—	(2)	—	(2)
Foreign currency exchange rate variance	10	(119)	(201)	(87)
Total other (income) expense	222	(380)	—	(721)

Loss before income taxes and non-controlling interest	(2,211)	(7,619)	(5,303)	(20,016)

Income taxes	26	(45)	(14)	(92)
Net loss	(2,185)	(7,664)	(5,317)	(20,108)

Net loss attributable to non-controlling interest	—	3,448	—	9,100
Net loss attributable to NextPlat Corp	$(2,185)	$(4,216)	$(5,317)	$(11,008)

Comprehensive loss:
Net loss	$(2,185)	$(7,664)	$(5,317)	$(20,108)
Foreign currency gain (loss)	18	6	(51)	(30)
Comprehensive loss	$(2,167)	$(7,658)	$(5,368)	$(20,138)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,185)	$(4,216)	$(5,317)	$(11,008)
Weighted number of common shares outstanding – basic and diluted	25,992	18,982	25,974	18,844

Basic and diluted loss per share	$(0.08)	$(0.22)	$(0.20)	$(0.58)

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

For the Three and Nine Months Ended September 30, 2025

	Common Stock		Additional			Treasury Stock
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Cost		Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2024	25,963	$3	$75,697	$(48,950)	$(66)	—	$—	$26,684	$114	$26,798
Stock-based compensation in connection with options granted	—	—	7	—	—	—	—	7	—	7
Comprehensive loss	—	—	—	—	(11)	—	—	(11)	—	(11)
Net loss	—	—	—	(1,343)	—	—	—	(1,343)	—	(1,343)
Balance at March 31, 2025	25,963	3	75,704	(50,293)	(77)	—	—	25,337	114	25,451
Stock-based compensation in connection with options granted	—	—	4	—	—	—	—	4	—	4
Comprehensive loss	—	—	—	—	(58)	—	—	(58)	—	(58)
Net loss	—	—	—	(1,789)	—	—	—	(1,789)	—	(1,789)
Balance at June 30, 2025	25,963	3	75,708	(52,082)	(135)	—	—	23,494	114	23,608
Issuance of common stock related to restricted stock award	262	—	205	—	—	—	—	205	—	205
Shares repurchased	—	—	—	—	—	(131)	(100)	(100)	—	(100)
Comprehensive gain	—	—	—	—	18	—	—	18	—	18
Net loss	—	—	—	(2,185)	—	—	—	(2,185)	—	(2,185)
Balance at September 30, 2025	26,225	$3	$75,913	$(54,267)	$(117)	(131)	$(100)	$21,432	$114	$21,546

For the Three and Nine Months Ended September 30, 2024

	Common Stock		Additional			Treasury Stock
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Cost		Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2023	18,725	$2	$67,170	$(34,925)	$(63)	—	$—	$32,184	$15,903	$48,087
Stock-based compensation in connection with options granted	—	—	160	—	—	—	—	160	—	160
Stock-based compensation in connection with restricted stock awards	—	—	387	—	—	—	—	387	65	452
Capital contribution of non-controlling interests	—	—	—	—	—	—	—	—	122	122
Comprehensive loss	—	—	—	—	(27)	—	—	(27)	—	(27)
Net loss	—	—	—	(1,481)	—	—	—	(1,481)	(220)	(1,701)
Balance at March 31, 2024	18,725	2	67,717	(36,406)	(90)			31,223	15,870	47,093
Stock-based compensation in connection with options granted	—	—	159	—	—	—	—	159	—	159
Issuance of common stock related to restricted stock award	200	—	387	—	—	—	—	387	—	387
Issuance of common stock related to exercise of warrants	48	—	85	—	—	—	—	85	—	85
Comprehensive loss	—	—	—	—	(9)	—	—	(9)	—	(9)
Net loss	—	—	—	(5,311)	—	—	—	(5,311)	(5,432)	(10,743)
Balance at June 30, 2024	18,973	2	68,348	(41,717)	(99)			26,534	10,438	36,972
Stock-based compensation in connection with options granted	—	—	115	—	—	—	—	115	—	115
Issuance of common stock related to restricted stock award	20	—	24	—	—	—	—	24	340	364
Comprehensive gain	—	—	—	—	6	—	—	6	—	6
Net loss	—	—	—	(4,216)	—	—	—	(4,216)	(3,448)	(7,664)
Balance at September 30, 2024	18,993	$2	$68,487	$(45,933)	$(93)	—	$—	$22,463	$7,330	$29,793

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from e-Commerce Operations revenue	$13,905	$9,862
Cash received from Healthcare Operations revenue	30,002	43,162
Cash received from interest income	295	646
Cash received from other sources	201	367
Cash paid for inventory purchases and other costs of revenue	(36,653)	(36,803)
Cash paid for salaries and related expenses	(7,872)	(10,293)
Cash paid for other recurring operating expenses	(5,270)	(8,401)
Cash paid for other non-recurring expenses	(389)	(3,418)
Cash paid for interest expense	(47)	(41)
Cash paid for income taxes	—	(69)
Net cash used in operating activities	(5,828)	(4,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34)	(221)
Proceeds from sale or disposal of property and equipment	234	98
Cash acquired in acquisition of Outfitter Satellite subsidiary	—	236
Cash paid in acquisition of Outfitter Satellite subsidiary	—	(1,094)
Net cash provided by (used in) investing activities	200	(981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(253)	(139)
Payments on finance lease liabilities	(5)	(18)
Acquisition of issued common stock held in treasury	(100)	—
Proceeds from exercise of warrants	—	85
Capital contribution of non-controlling interest	—	122
Net cash (used in) provided by financing activities	(358)	50

Effect of exchange rate on cash	(48)	(28)

Net decrease in cash	(6,034)	(5,947)
Cash beginning of period	19,960	26,307
Cash end of period	$13,926	$20,360

Reconciliation of net loss to cash flow used in operating activities
Net loss	$(5,317)	$(20,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	445	595
Change in allowance for credit losses	(94)	(50)
Change in inventory reserve	21	—
Amortization of intangible assets	76	1,679
Amortization of operating right-of-use assets	283	241
Amortization of finance right-of-use assets	5	13
Write-off of right-of-use asset	—	111
Impairment loss	—	13,653
Stock-based compensation	216	1,637
Loss (gain) on sale or disposal of property and equipment	199	(98)
Change in operating assets and liabilities:
Accounts receivable	(13)	3,055
Inventories	(756)	(1,090)
Unbilled revenue	(69)	(30)
Prepaid expense	148	229
Deposits	15	(55)
Notes receivable	—	75
VAT receivable	—	(8)
Accounts payable and accrued expenses	(866)	(4,645)
Operating lease liabilities	(289)	(277)
Income taxes payable	14	23
Contract liabilities	154	62
Net cash used in operating activities	$(5,828)	$(4,988)

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context requires otherwise, references to the “Company”, “we”, “us”, “our”, “our Company”, or “our business” refer to NextPlat Corp and its subsidiaries.

Note 1. Organization and Nature of Operations

NextPlat Corp is a Nevada corporation (the “Company”, “NextPlat”, “we”) reporting on the Nasdaq Capital Market exchange that has business segments operating in the e-Commerce and Healthcare sectors. It was incorporated in 1997 with executive offices located in Hallandale Beach, Florida.

e-Commerce Operations:

The Company operates two main e-Commerce websites as well as 25 third-party e-Commerce storefronts on platforms such as Alibaba, Amazon, and Walmart. These e-Commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. Additionally, we provide a comprehensive array of satellite enabled communication services and related equipment sales.

Our wholly owned subsidiary, Global Telesat Communications Limited (“GTC”), was formed under the laws of England and Wales in 2008. GTC provides e-Commerce and satellite enabled communication services on a global basis.

Our wholly owned subsidiary, Orbital Satcom Corp. (“Orbital Satcom”), a Nevada corporation, was formed on November 14, 2014. Orbital Satcom provides e-Commerce and satellite enabled communication services to customers in the U.S.

On April 1, 2024, NextPlat acquired 100% of the ownership interest of Outfitter Satellite, Inc., a Tennessee corporation (“Outfitter”) in a stock purchase transaction. The Outfitter acquisition was completed to expand the Company’s satellite enabled communication services in the U.S. Outfitter provides consumers, commercial and government customers with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications

Effective January 1, 2025, the Company early adopted Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, on a retrospective basis, which resulted in reclassifications of certain expenses in the prior year periods to conform to the current year presentation within cost of services, selling, general and administrative, salaries, wages and payroll taxes, and depreciation and amortization on the Condensed Consolidated Statements of Comprehensive Loss. The recast of these certain expenses did not impact net loss for the prior year periods.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2024. Other than the following, there have been no material changes to the Company’s significant accounting policies for the nine months ended September 30, 2025. Selected accounting policy disclosures are provided below.

Cash

The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, approximately $0.6 million, are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

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

The relevant translation rates are as follows:

	As of September 30, 2025	As of September 30, 2024	As of December 31, 2024
Closing rate $USD to GBP	$1.34	$1.34	$1.26
Quarterly average rate $USD to GBP	$1.35	$1.30	$1.28
Yearly average rate $USD to GBP	$1.32	$1.28	$1.28

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements and Income Tax Legislation

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

Income Tax Legislation

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The Company has analyzed the provision within the act and determined there was no material impact in the third quarter of 2025, nor does the Company expect a material impact on the 2025 consolidated financial statements, nor did the OBBBA require remeasurement of deferred tax assets or liabilities.

Subsequent Events

On October 14, 2025, the Company reached a Settlement Agreement with a former employee of Pharmco, LLC, a wholly owned subsidiary of the Company, who filed a lawsuit against Pharmco LLC, asserting claims under the Equal Employment Opportunity Commission (EEOC) regulations.

On November 7, 2025, Progressive Care entered into a Settlement Agreement (the “Settlement Agreement”) with a former employee (the “Claimant”) to resolve all disputes related to the employment and the arbitration proceeding. Under the Settlement Agreement, the Company agreed to pay the Claimant $150,000 cash, $100,000 of common stock, and entered into a one-year Consulting Agreement. Further details of the Settlement Agreement are disclosed in “Part II. Other Information, Item 5. Other Information.” Because the litigation was pending as of the balance sheet date and the settlement provides additional evidence about conditions that existed at that date, the Company recognized an accrual of the settlement in the unaudited consolidated financial statements for the three and nine months ended September 30, 2025 in accordance with ASC 855, Subsequent Events, and ASC 450, Contingencies. The settlement amount of $250,000 has been recorded as “Loss on settlement of litigation” in the Condensed Consolidated Statement of Comprehensive Loss.

On November 11, 2025, the Company entered into a lease termination agreement for its office space located in Coconut Grove, FL. Under the agreement, the Company is required to pay an early termination fee of approximately $120,000. The decision to terminate the lease and the related obligation occurred after September 30, 2025, the balance sheet date, and therefore no adjustments were made to the accompanying condensed consolidated financial statements.

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

Identifiable Intangible Assets

The initial recognition of the Outfitter identifiable intangible assets, resulting from the acquisition on April 1, 2024, were measured using Level 3 inputs. The fair value as of the date of acquisition was approximately $0.6 million.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Revenue

The following tables disaggregate net revenues by major categories (in thousands):

	Three Months Ended September 30, 2025
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$3,702	$—	$3,702
Pharmacy prescription and other revenue, net of PBM fees	—	9,495	9,495
Pharmacy 340B contract revenue	—	555	555
Revenues, net	$3,702	$10,050	$13,752

	Three Months Ended September 30, 2024
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$3,834	$—	$3,834
Pharmacy prescription and other revenue, net of PBM fees	—	9,076	9,076
Pharmacy 340B contract revenue	—	2,457	2,457
Revenues, net	$3,834	$11,533	$15,367

	Nine Months Ended September 30, 2025
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$10,828	$—	$10,828
Pharmacy prescription and other revenue, net of PBM fees	—	27,758	27,758
Pharmacy 340B contract revenue	—	2,931	2,931
Revenues, net	$10,828	$30,689	$41,517

	Nine Months Ended September 30, 2024
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$10,210	$—	$10,210
Pharmacy prescription and other revenue, net of PBM fees	—	30,922	30,922
Pharmacy 340B contract revenue	—	8,717	8,717
Revenues, net	$10,210	$39,639	$49,849

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to NextPlat Corp common shareholders	$(2,185)	$(4,216)	$(5,317)	$(11,008)

Basic weighted average common shares outstanding	25,992	18,982	25,974	18,844
Potentially dilutive common shares	—	—	—	—
Diluted weighted average common shares outstanding	25,992	18,982	25,974	18,844

Weighted average loss per common share - basic and diluted	$(0.08)	$(0.22)	$(0.20)	$(0.58)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Stock options	—	7	—	38
Common stock purchase warrants	—	—	—	—
	—	7	—	38

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Gross accounts receivable – trade	$4,065	$5,036
Less: allowance for credit losses	(47)	(141)
Accounts receivable, net	$4,018	$4,895

The company revises its estimate of expected credit losses each reporting period based on current economic conditions and reasonable and supportable forecasts and, as a result, the allowance for credit losses was decreased by $0.1 million for the nine months ended September 30, 2025.

Accounts receivable, net for the Company as of January 1, 2024 and  September 30, 2024 were approximately $8.9 million and $6.6 million, respectively.

Note 8. Receivables - Other, net

Receivables - other, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Performance bonuses	$1,030	$588
Customers	606	115
Other	80	29
Receivables - other, net	$1,716	$732

Note 9. Inventory, net

Inventory, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$6,076	$5,320
Less inventory reserve	(460)	(439)
Inventory, net	$5,616	$4,881

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Appliques	$2,160	$2,160
Building	2,116	2,116
Website development	618	615
Office furniture and fixtures	575	564
Land	184	184
Leasehold improvements	175	177
Computer equipment	122	119
Rental equipment	111	87
Vehicles	—	645
Property and equipment gross	6,061	6,667
Less: accumulated depreciation	(3,467)	(3,260)
Property and equipment, net	$2,594	$3,407

Depreciation expense was approximately $0.4 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Intangible Assets, net

Intangible assets, net at September 30, 2025 and December 31, 2024 were related to the Company’s e-Commerce Operations due to the Outfitter acquisition in April 2024, and consisted of the following (in thousands):

	September 30, 2025
	Gross amount	Accumulated amortization	Net amount
Customer contracts	$665	$(375)	$290
Trade names	185	(27)	158
Total intangible assets	$850	$(402)	$448

	December 31, 2024
	Gross amount	Accumulated amortization	Net amount
Customer contracts	$665	$(312)	$353
Trade names	185	(14)	171
Total intangible assets	$850	$(326)	$524

For the nine months ended September 30, 2025 and 2024, the Company recognized amortization expense of approximately $0.1 million and $1.7 million, respectively.

The following table represents the total estimated future amortization of intangible assets for the five succeeding years and thereafter as of September 30, 2025 (in thousands):

Year	Amount
2025 (remaining three months)	$25
2026	102
2027	102
2028	102
2029	39
Thereafter	78
Total	$448

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$5,373	$6,596
Accrued wages and payroll liabilities	378	269
Accrued other liabilities	577	269
Customer deposits payable	109	96
Total	$6,437	$7,230

Note 13. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
A. Mortgage note payable - commercial bank - collateralized	$980	$1,050
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	100	234
Insurance premiums financing	54	103
Subtotal	1,159	1,412
Less: current portion of notes payable	(252)	(380)
Long-term portion of notes payable	$907	$1,032

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

(B) Note Payable – Uncollateralized

As of September 30, 2025 the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP: USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of six years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of £4,166.67 (exclusive of interest) was made 13 months after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government. The proceeds from the Debenture were used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. The balance outstanding as of  September 30, 2025 on the note payable was approximately $56,000.

In April 2021, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The note was paid in full as of  September 30, 2025. As of  December 31, 2024, the balance on the note payable was approximately $2,000.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $44,000 and $58,000 as of  September 30, 2025 and December 31, 2024, respectively.

Principal outstanding as of  September 30, 2025, is expected to be repayable as follows (in thousands):

Year	Amount
2025 (remaining three months)	$132
2026	150
2027	124
2028	753
Total	$1,159

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Equity

Stock-based compensation expense is recorded in salaries, wages and payroll taxes expense in the Condensed Consolidated Statements of Comprehensive Loss. For the nine months ended September 30, 2025 and 2024, stock-based compensation expense was approximately $0.2 million and $1.6 million, respectively. The decrease in stock-based compensation was attributable to non-recurring grants fully vested. There were no income tax benefits recognized from stock-based compensation during the nine months ended September 30, 2025 and 2024 due to cumulative losses and valuation allowances.

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. As of September 30, 2025 and  December 31, 2024 there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of September 30, 2025 and  December 31, 2024, 26,224,987 and 25,963,051 shares of common stock, respectively, were issued and outstanding.

Treasury Stock

Treasury stock represents shares of the Company’s common stock that have been issued and subsequently repurchased by the Company and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Total Equity on the Condensed Consolidated Balance Sheets. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three and nine months ended September 30, 2025.

Share Repurchase Program

On December 16, 2024, the Board of Directors authorized a $2.0 million share repurchase program valid for one year. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the nine months ended September 30, 2025, the Company repurchased approximately $0.1 million of common stock, and had approximately $1.9 million remaining under the share repurchase program as of that date. The repurchased shares are held as treasury stock.

Listing on the Nasdaq Capital Market

Our common stock and warrants are traded on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively.

Note 15. Related Party Transactions

The Company uses an American Express account for Orbital Satcom Corp and an American Express account for GTC, both in the name of David Phipps, the Company’s Chief Executive Officer and President, who personally guarantees the balance owed. As of September 30, 2025, the accounts payable due to related party includes amounts due to Mr. Phipps. Total related party payments due as of September 30, 2025 and  December 31, 2024 were approximately $4,000 and $18,000, respectively. Those related party payables are non-interest bearing and due on demand.

During the nine months ended  September 30, 2025, the Company employed and paid wages to one employee related to Mr. Phipps and one employee related to Ms. Ferrio, the Company’s Chief Financial Officer.

During the nine months ended  September 30, 2025, the Company employed and paid wages to Lauren Sturges Fernandez, the spouse of the Company’s late Chief Executive Officer, Charles M. Fernandez, as Chief of Staff and Special Assistant to the Chairman of the Board. The Company terminated Mrs. Fernandez’s employment with the Company on August 13, 2025.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16. Commitments and Contingencies

Litigation

On March 17, 2025, a former employee of Pharmco LLC, a wholly owned subsidiary of the Company, filed a lawsuit against Pharmco LLC, asserting claims under the Equal Employment Opportunity Commission (EEOC) regulations. On October 14, 2025, the Company reached a Settlement Agreement with the plaintiff to resolve all claims. The settlement was fully covered by the Company’s insurance policy, and the insurer remitted payment directly to the plaintiff on the Company’s behalf. As a result, no accrual was recognized during the period ended September 30, 2025.

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

The Company’s management does not believe that the Weisberg claim is meritorious and plans to vigorously defend against the suit.  The Company has filed a motion to dismiss the complaint.

On June 17, 2024, Progressive Care was notified of a potential claim that a former employee (the “Claimant”) allegedly suffered a loss due to an alleged breach by Progressive Care of an employment contract with the Claimant. Following receipt of the notice of claim, Progressive Care filed a petition for arbitration against the Claimant, asserting that it was the Claimant who breached the employment contract. On November 7, 2025, Progressive Care entered into a Settlement Agreement (the “Settlement Agreement”) with the Claimant to resolve all disputes related to the employment and the arbitration proceeding. Pursuant to the Settlement Agreement, Progressive Care will pay the Claimant a total sum of $150,000 within seven days of execution. In addition, Progressive Care will transfer to the Claimant shares of NextPlat common stock valued at $100,000, with the number of shares determined by the closing price on the date the Claimant executes and delivers the Settlement Agreement and a related Consulting Agreement. The Settlement Agreement provides the Claimant with a one-time reverse stock-split protection mechanism, whereby, if the aggregate value of the transferred shares declines by more than 20% within sixty calendar days following a reverse stock split, Progressive Care will issue additional shares of NextPlat common stock to the Claimant to restore the aggregate value to the pre-split level, with such shares to be issued within ten days after the sixty-day period. Because the litigation was pending as of the balance sheet date and the settlement provides additional evidence about conditions that existed at that date, the Company recognized an accrual of the settlement in the consolidated financial statements for the three and nine months ended September 30, 2025 in accordance with ASC 855, Subsequent Events, and ASC 450, Contingencies. The settlement amount of $250,000 has been recorded as “Loss on settlement of litigation” in the Condensed Consolidated Statements of Comprehensive Loss.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17.  Reportable Segments

The Company has two reportable segments: (i) e-Commerce Operations, which includes both sales and leasing of telecommunications equipment and satellite communication services as well as the collaboration with businesses to sell their goods online and (ii) Healthcare Operations, which provides prescription pharmaceuticals, TPA, data management, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management. This organizational structure aligns with how the Company’s chief operating decision makers (“CODMs”) manage the business, including resource allocation and performance assessment, and further aligns with the Company’s product categories and the key markets the Company serves.

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

The following tables present a summary of the reportable segments (in thousands):

For the Three Months Ended September 30, 2025	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$3,702	$—	$—	$3,702
Pharmacy prescription and other revenue, net of PBM fees	—	9,495	—	9,495
Pharmacy 340B contract revenue	—	555	—	555
Revenues, net	3,702	10,050	—	13,752

Expenses:
Cost of revenue	2,826	8,196	—	11,022
Selling, general and administrative	774	736	—	1,510
Salaries, wages and payroll taxes	708	1,957	—	2,665
Professional fees	190	199	—	389
Depreciation and amortization	80	50	—	130
Intangible asset amortization	25	—	—	25
Total expenses	4,603	11,138	—	15,741
Loss before other (income) expense	(901)	(1,088)	—	(1,989)
Other (income) expense	(58)	280	—	222
Loss before income taxes	(843)	(1,368)	—	(2,211)
Income taxes	26	—	—	26
Net loss	$(817)	$(1,368)	$—	$(2,185)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Three Months Ended September 30, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$3,834	$—	$—	$3,834
Pharmacy prescription and other revenue, net of PBM fees	—	9,076	—	9,076
Pharmacy 340B contract revenue	—	2,457	—	2,457
Revenues, net	3,834	11,533	—	15,367

Expenses:
Cost of revenue	2,755	9,054	—	11,809
Selling, general and administrative	829	959	(60)	1,728
Salaries, wages and payroll taxes	757	2,721	—	3,478
Impairment loss	—	3,729	—	3,729
Professional fees	1,481	663	—	2,144
Depreciation and amortization	109	88	—	197
Intangible asset amortization	32	249	—	281
Total expenses	5,963	17,463	(60)	23,366
Loss before other income	(2,129)	(5,930)	60	(7,999)
Other income	(323)	(117)	60	(380)
Loss before income taxes	(1,806)	(5,813)	—	(7,619)
Income taxes	(45)	—	—	(45)
Net loss	$(1,851)	$(5,813)	$—	$(7,664)

For the Nine Months Ended September 30, 2025	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$10,828	$—	$—	$10,828
Pharmacy prescription and other revenue, net of PBM fees	—	27,758	—	27,758
Pharmacy 340B contract revenue	—	2,931	—	2,931
Revenues, net	10,828	30,689	—	41,517

Expenses:
Cost of revenue	8,158	24,283	—	32,441
Selling, general and administrative	2,180	2,235	—	4,415
Salaries, wages and payroll taxes	1,945	5,984	—	7,929
Professional fees	962	547	—	1,509
Depreciation and amortization	237	213	—	450
Intangible asset amortization	76	—		76
Total expenses	13,558	33,262	—	46,820
Loss before other (income) expense	(2,730)	(2,573)	—	(5,303)
Other (income) expense	(423)	423	—	—
Loss before income taxes	(2,307)	(2,996)	—	(5,303)
Income taxes	(14)	—	—	(14)
Net loss	$(2,321)	$(2,996)	$—	$(5,317)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Nine Months Ended September 30, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$10,210	$—	$—	$10,210
Pharmacy prescription and other revenue, net of PBM fees	—	30,922	—	30,922
Pharmacy 340B contract revenue	—	8,717	—	8,717
Revenues, net	10,210	39,639	—	49,849

Expenses:
Cost of revenue	7,217	28,353	—	35,570
Selling, general and administrative	2,285	2,545	(180)	4,650
Salaries, wages and payroll taxes	2,976	7,317	—	10,293
Impairment loss	—	13,653	—	13,653
Professional fees	2,608	1,525	—	4,133
Depreciation and amortization	347	261	—	608
Intangible asset amortization	70	1,609	—	1,679
Total expenses	15,503	55,263	(180)	70,586
Loss before other (income) expense	(5,293)	(15,624)	180	(20,737)
Other (income) expense	(735)	(166)	180	(721)
Loss before income taxes	(4,558)	(15,458)	—	(20,016)
Income taxes	(92)	—	—	(92)
Net loss	$(4,650)	$(15,458)	$—	$(20,108)

	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Total assets as of September 30, 2025	$16,824	$13,189	$—	$30,013

Total assets as of December 31, 2024	$19,044	$17,434	$—	$36,478

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18. Concentrations

e-Commerce Operations concentrations:

Customers:

Amazon accounted for approximately 33% and 36% of the revenues for the e-Commerce Operations reportable segment during the nine months ended September 30, 2025 and 2024, respectively. No other customer accounted for 10% or more of the e-Commerce Operations reportable segment revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the purchases related to e-Commerce Operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025		2024
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$706	23%	$378	15%
Garmin	$443	14%	$373	14%

	For the Nine Months Ended September 30,
	2025		2024
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$2,080	22%	$1,314	18%
Garmin	$1,274	13%	$867	12%

Geographic:

The following table sets forth revenue as to each geographic location (in thousands):

	For the Three Months Ended September 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Europe	$1,867	51%	$2,018	53%
North America	1,374	37%	1,349	35%
Asia and Pacific	411	11%	429	12%
Africa	42	1%	28	0%
South America	8	0%	10	0%
	$3,702	100%	$3,834	100%

	For the Nine Months Ended September 30,
	2025		2024
	Amount	% of Total	Amount	% of Total
Europe	$5,695	52%	$5,434	53%
North America	3,453	32%	2,894	28%
Asia and Pacific	1,378	13%	1,275	13%
Africa	272	3%	566	6%
South America	30	0%	41	0%
	$10,828	100%	$10,210	100%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Healthcare operations concentrations:

Suppliers:

Progressive Care had significant concentrations with one vendor. The purchases from this significant vendor were 98% of total vendor purchases for the nine months ended September 30, 2025.

Customers:

Progressive Care’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Progressive Care generated reimbursements from three significant PBMs for the nine months ended September 30, 2025 as follows:

Nine Months Ended September 30, 2025
A	30%
B	18%
C	15%

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

Overview

e-Commerce Operations:

Historically, the business of NextPlat has been the provision of a comprehensive array of satellite enabled communication services, and related equipment sales. The Company operates two main e-Commerce websites as well as 25 third-party e-Commerce storefronts such as Alibaba, Amazon, and Walmart. These e-Commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. Leveraging the e-Commerce experience of the Company’s management team and the Company’s existing e-Commerce platforms, the Company has embarked upon the rollout of a state-of-the-art e-Commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-Commerce presence and revenue, which we expect will become the focus of the e-Commerce operating business segment in the future.

Business Acquisition of Outfitter Satellite, Inc.

On April 1, 2024, the Company acquired all of the issued and outstanding shares of common stock of Outfitter Satellite, Inc. (“Outfitter”). Outfitter provides consumers, commercial and government customers, with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.

Impact of U.S. and Chinese Tariffs

During 2025, the introduction of U.S. and Chinese tariffs on certain imported goods did not have a material impact on our e-Commerce business operations or financial results. However, starting in the second quarter of 2025, certain goods we sell in the U.S. that are imported became subject to these tariffs which affected our costs and pricing strategies. Only approximately 32% of our total e-Commerce sales take place within the United States. The OPKO products sold by us in China are manufactured in Spain and are not currently impacted by Chinese tariffs, however, the ongoing trade tensions may impact the potential success and execution of future projects planned in China under our Florida E-Commerce Development Program, including the launch of our Florida Sunshine range of vitamins.

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

Results of Operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue, net	$13,752	$15,367	$(1,615)	(11)%
Cost of revenue	11,022	11,809	(787)	(7)%
Gross profit	2,730	3,558	(828)	(23)%
Operating expenses	4,719	11,557	(6,838)	(59)%
Loss before other expense (income)	(1,989)	(7,999)	6,010	(75)%
Other expense (income)	222	(380)	602	(158)%
Loss before income taxes and non-controlling interest	(2,211)	(7,619)	5,408	(71)%
Income taxes	26	(45)	71	(158)%
Net loss	(2,185)	(7,664)	5,479	(71)%
Net loss attributable to non-controlling interest	—	3,448	(3,448)	(100)%
Net loss attributable to NextPlat Corp.	$(2,185)	$(4,216)	$2,031	(48)%

For the three months ended September 30, 2025 and 2024, we recognized overall revenue from operations of approximately $13.8 million and $15.4 million, respectively, an overall decrease of approximately $1.6 million for the three months ended September 30, 2025, when compared to the three months ended September 30, 2024. The decrease in revenue was attributable to the decrease of approximately $1.5 million from Healthcare Operations and the decrease of approximately $0.1 million from e-Commerce Operations.

Gross profit margins decreased from approximately 23.2% for the three months ended September 30, 2024, to approximately 19.9% for the three months ended September 30, 2025. The decrease in gross profit margins during the third quarter of 2025 compared to the same period in 2024, was attributable to the overall decline in gross profit in both operating segments. The gross profit margins for Healthcare Operations decreased for the third quarter of 2025 to approximately 18.4% from 21.5% when compared to the same period in 2024 and was primarily attributable to the decrease in pharmacy 340B contract revenue. The gross profit margins for e-Commerce Operations decreased for the third quarter of 2025 to approximately 23.7% from 28.1% when compared to the same period in 2024 due to a service provider airtime contract that expired on December 31, 2024, which introduced new airtime costs beginning January 1, 2025, and temporary rate reductions for some customers affected by ongoing service interruptions.

Loss before other income decreased by approximately $6.0 million for the three months ended September 30, 2025, when compared to the three months ended September 30, 2024, as a result of the decrease in operating expenses of approximately $6.8 million, which was partially offset by the decrease in gross profit of approximately $0.8 million See detailed discussion below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Three Months Ended September 30,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
e-Commerce revenue	$3,702	27%	$3,834	25%	$(132)	(3)%
Pharmacy prescription and other revenue, net of PBM fees	9,495	69%	9,076	59%	419	5%
Pharmacy 340B contract revenue	555	4%	2,457	16%	(1,902)	(77)%
Revenues, net	$13,752	100%	$15,367	100%	$(1,615)	(11)%

Our net revenues consist of e-Commerce sales of satellite phones, tracking devices, accessories and airtime plans; pharmacy prescription revenues; and pharmacy 340B contract revenues. For the three months ended September 30, 2025, overall revenues were approximately $13.8 million compared to $15.4 million for the three months ended September 30, 2024, a decrease of approximately $1.6 million or 10.5%.

Total e-Commerce revenue was approximately $3.7 million and $3.8 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $0.1 million primarily due to a decrease in hardware sales of approximately $0.3 million and a favorable foreign currency impact of approximately $0.1 million.

Total pharmacy prescription and other revenue, net of PBM fees, was approximately $9.5 million and $9.1 million for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately $0.4 million. The increase was due to an increase in reimbursement rates per prescription filled of approximately $2.5 million, which was offset by the decrease in the number of total prescriptions filled of approximately $2.1 million. During the third quarter of 2025, we filled approximately 96,000 prescriptions versus 128,000 in the prior year period. The decline in prescription volume during the third quarter of 2025 was influenced in part by the continued changes in provider relationships and shifts in patient flow due to insurance network adjustments or provider decisions to align with different pharmacy partners.

Pharmacy 340B contract revenue was approximately $0.6 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $1.9 million. The decrease was due to certain relationships transitioning to other pharmacy partners, some covered entities opened in-house pharmacies, and another covered entity no longer participates in the 340B program, when compared to the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Selling, general and administrative	$1,510	$1,728	$(218)	(13)%
Salaries, wages and payroll taxes	2,665	3,478	(813)	(23)%
Impairment loss	—	3,729	(3,729)	(100)%
Professional fees	389	2,144	(1,755)	(82)%
Depreciation and amortization	130	197	(67)	(34)%
Intangible asset amortization	25	281	(256)	(91)%
Operating expenses	$4,719	$11,557	$(6,838)	(59)%

Total operating expenses for the three months ended September 30, 2025, were approximately $4.7 million, a decrease of approximately $6.8 million, or 59.2%, from total operating expenses for the three months ended September 30, 2024, of approximately $11.6 million. Factors contributing to the decrease are described below.

Selling, general and administrative expenses decreased approximately $0.2 million to approximately $1.5 million for the three months ended September 30, 2025 from approximately $1.7 million when compared to the prior year period. The decrease was primarily due to a decrease in computer equipment purchases.

Salaries, wages and payroll taxes were approximately $2.7 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $0.8 million or 23.4%. The decrease was attributable to the decrease of stock-based compensation for non-recurring grants fully vested of approximately $0.3 million, a decrease in executive compensation of approximately $0.2 million, and a decrease in total headcount of approximately $0.3 million.

No impairment loss was recognized during the three months ended September 30, 2025. Impairment loss for the three months ended September 30, 2024 of approximately $3.7 million was related to the impairment of goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Professional fees include expenses for legal fees, accounting services fees, consulting fees, and public company expenses. Professional fees were approximately $0.4 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $1.8 million or 81.9%. The decrease was mainly attributable to the decrease in accounting services fees of approximately $0.1 million, a decrease in director fees of approximately $0.1 million, and a decrease in legal and consulting fees of approximately $1.6 million.

Depreciation and amortization slightly decreased to approximately $0.1 million for the three months ended September 30, 2025, compared to approximately $0.2 million for the three months ended September 30, 2024.

Intangible asset amortization was approximately $25,000 and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $0.3 million or 91.1%. The decrease was attributable to the decrease in the carrying amount of intangible assets when compared to the prior year period. Intangible assets, net as of September 30, 2025 and 2024 were approximately $0.4 million and $0.6 million. Intangible assets related to our Healthcare Operations were fully impaired throughout the year ending December 31, 2024. Intangible assets, net as of September 30, 2025 were related to our e-Commerce Operations due to the Outfitter acquisition in April 2024.

Total Other Expense (Income)

Total other expense was approximately $0.2 million for the three months ended September 30, 2025, compared to total other income of approximately $0.4 million for the three months ended September 30, 2024. The change was primarily due to a loss on settlement of litigation in the amount of approximately $0.3 million; a loss on sale or disposal of property and equipment recognized in the amount of approximately $36,000, compared to a gain on sale or disposal of property and equipment in the amount of approximately $0.1 million in the prior year period; a decrease in interest earned of approximately $0.1 million due to the decrease in cash on hand; and a favorable change in foreign currency rates of approximately $0.1 million.

Net Loss

We recorded net losses of approximately $2.2 million and $7.7 million for the three months ended September 30, 2025 and 2024, respectively. The change in net loss was a result of the factors described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue, net	$41,517	$49,849	$(8,332)	(17)%
Cost of revenue	32,441	35,570	(3,129)	(9)%
Gross profit	9,076	14,279	(5,203)	(36)%
Operating expenses	14,379	35,016	(20,637)	(59)%
Loss before other income	(5,303)	(20,737)	15,434	(74)%
Other income	—	(721)	721	(100)%
Loss before income taxes	(5,303)	(20,016)	14,713	(74)%
Income taxes	(14)	(92)	78	(85)%
Net loss	(5,317)	(20,108)	14,791	(74)%
Net loss attributable to noncontrolling interest	—	9,100	(9,100)	(100)%
Net loss attributable to NextPlat Corp.	$(5,317)	$(11,008)	$5,691	(52)%

For the nine months ended September 30, 2025 and 2024, we recognized overall revenue from operations of approximately $41.5 million and $49.9 million, respectively, an overall decrease of approximately $8.3 million for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024. The decrease in revenue was primarily attributable to the decrease of approximately $9.0 million from Healthcare Operations, partially offset by the increase of approximately $0.6 million from e-Commerce Operations.

Gross profit margins decreased from approximately 28.6% for the nine months ended September 30, 2024, to approximately 21.9% for the nine months ended September 30, 2025. The decrease in gross profit margins during the nine months of 2025 compared to the same period in 2024, was attributable to the overall decrease in gross profit in both operating segments. The gross profit margin for Healthcare Operations decreased to approximately 20.9% for the current year period from 28.5% when compared to the same period in 2024 and was primarily attributable to the decrease in pharmacy 340B contract revenue. The gross profit margin for e-Commerce Operations decreased to approximately 24.7% for the current year period from 29.3% when compared to the same period in 2024 due to a service provider airtime contract that expired on December 31, 2024, which introduced new airtime costs beginning January 1, 2025, and temporary rate reductions for some customers affected by ongoing service interruptions.

Loss before other income decreased by approximately $15.4 million for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, as a result of the decrease in operating expenses of approximately $20.6 million, which was partially offset by the decrease in gross profit of approximately $5.2 million. See detailed discussion below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Nine Months Ended September 30,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
e-Commerce revenue	$10,828	26%	$10,210	20%	$618	6%
Pharmacy prescription and other revenue, net of PBM fees	27,758	67%	30,922	63%	(3,164)	(10)%
Pharmacy 340B contract revenue	2,931	7%	8,717	17%	(5,786)	(66)%
Revenues, net	$41,517	100%	$49,849	100%	$(8,332)	(17)%

Our net revenues consist of e-Commerce sales of satellite phones, tracking devices, accessories, and airtime plans; pharmacy prescription revenues; and 340B contract revenues. For the nine months ended September 30, 2025, overall revenues were approximately $41.5 million compared to $49.9 million for the nine months ended September 30, 2024, a decrease of approximately $8.3 million or 16.7%.

Total e-Commerce revenue was approximately $10.8 million and $10.2 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately $0.6 million driven by growth in recurring airtime revenue and hardware sales.

Total pharmacy prescription and other revenue, net of PBM fees, was approximately $27.8 million and $30.9 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $3.2 million. The decrease was attributable to the decrease in the number of total prescriptions filled of approximately $7.2 million, which was offset by the increase in reimbursement rates per prescription filled of approximately $4.0 million. During the nine months ended September 30, 2025, we filled approximately 294,000 prescriptions versus 395,000 in the prior year period. The decline in prescription volume during the current year period was influenced in part by the continued changes in provider relationships and shifts in patient flow due to insurance network adjustments or provider decisions to align with different pharmacy partners.

Pharmacy 340B contract revenue was approximately $2.9 million and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $5.8 million, due to certain relationships transitioning to other pharmacy partners, some covered entities opened in-house pharmacies, and another covered entity no longer participates in the 340B program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Selling, general and administrative	$4,415	$4,650	$(235)	(5)%
Salaries, wages and payroll taxes	7,929	10,293	(2,364)	(23)%
Impairment loss	—	13,653	(13,653)	(100)%
Professional fees	1,509	4,133	(2,624)	(63)%
Depreciation and amortization	450	608	(158)	(26)%
Intangible asset amortization	76	1,679	(1,603)	(95)%
Operating expenses	$14,379	$35,016	$(20,637)	(59)%

Total operating expenses for the nine months ended September 30, 2025, were approximately $14.4 million, a decrease of approximately $20.6 million, or 58.9%, from total operating expenses for the nine months ended September 30, 2024, of approximately $35.0 million. Factors contributing to the decrease are described below.

Selling, general and administrative expenses decreased by approximately $0.2 million to $4.4 million for the nine months ended September 30, 2025 from approximately $4.7 million in the prior year period. The decrease was primarily due to a decrease in computer equipment purchases.

Salaries, wages and payroll taxes were approximately $7.9 million and $10.3 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $2.4 million or 23.0%. The decrease was attributable to the decrease of stock-based compensation for non-recurring grants fully vested of approximately $1.4 million, a decrease in executive compensation of approximately $0.2 million, and a decrease in total headcount of approximately $0.8million.

No impairment loss was recognized during the nine months ended September 30, 2025. Impairment loss for the nine months ended September 30, 2024 of approximately $13.7 million was related to a goodwill impairment of approximately $0.7 million, long-lived assets, primarily intangible assets, impairment of approximately $12.8 million, and the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future of approximately $0.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Professional fees include expenses for legal fees, accounting services fees, consulting fees, and public company expenses. Professional fees were approximately $1.5 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $2.6 million or 63.5%. The decrease was mainly attributable to the decrease in accounting services fees of approximately $0.3 million, a decrease in director fees of approximately $0.2 million, and a decrease in legal and consulting fees of approximately $2.1 million.

Depreciation and amortization was approximately $0.5 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Intangible asset amortization was approximately $0.1 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $1.6 million or 95.5%. The decrease was attributable to the decrease in the carrying amount of intangible assets when compared to the prior year period. Intangible assets related to our Healthcare Operations were fully impaired throughout the year ending December 31, 2024. Intangible assets, net as of September 30, 2025 were related to our e-Commerce Operations due to the Outfitter acquisition in April 2024.

Total Other Income

Total other income was approximately zero and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily due to a loss on settlement of litigation in the amount of approximately $0.3 million; loss on sale or disposal of property and equipment recognized in the amount of approximately $0.2, compared to a gain on sale or disposal of property and equipment in the amount of approximately $0.1 million in the prior year period; a decrease in interest earned of approximately $0.3 million due to the decrease in cash on hand; and an unfavorable change in foreign currency rates of approximately $0.1 million.

Net Loss

We recorded net losses of approximately $5.3 million and $20.1 million for the nine months ended September 30, 2025 and 2024, respectively. The change in net loss was a result of the factors described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of September 30, 2025, we had a cash balance of approximately $13.9 million. Our working capital was approximately $18.9 million at September 30, 2025. We continue to closely monitor our cash position and operating expenditures. In response to recent trends and in alignment with our long-term strategic goals, we continue to implement a series of cost reduction measures aimed at improving operational efficiency and preserving liquidity. These measures include optimizing our delivery process and renegotiation of certain vendor agreements. While we remain committed to investing in key growth initiatives, we are prioritizing financial discipline to ensure we maintain adequate liquidity to support ongoing operations and strategic objectives. In addition, management is exploring various options with respect to strategic alternatives to diversify our business operations, including opportunities in additional services, joint ventures, and other collaborative structures.

As of the date of this report, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.

The following table summarizes our cash flows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net change in cash from:
Operating activities	$(5,828)	$(4,988)
Investing activities	200	(981)
Financing activities	(358)	50
Effect of exchange rate on cash	(48)	(28)
Change in cash	(6,034)	(5,947)
Cash at end of period	$13,926	$20,360

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flow from Operating Activities

Net cash used in operating activities totaled approximately $5.8 million and $5.0 million for the nine months ended September 30, 2025 and 2024, respectively, and changed by approximately $0.8 million period-over-period. The unfavorable change of approximately $0.8 million was primarily attributable to the following:

● an increase in cash received from e-Commerce Operations of approximately $4.0 million due to the year-over-year sales increase and collections of outstanding accounts receivable;

● a decrease in cash received from Healthcare Operations of approximately $13.2 million due to the year-over-year sales decrease;

● a decrease in cash paid for inventory purchases and other costs of revenue of approximately $0.2 million;

● a decrease in cash paid for salaries and related expenses of approximately $2.4 million due to the decrease in executive compensation and decreased headcount;

● a decrease in cash paid for other recurring operating expenses of approximately $3.1 million due to the timing of payables and decreases in general legal and consulting fees; and

● a decrease in cash paid for other non-recurring expenses of approximately $3.0 million due to litigation matters and merger costs in the prior year period.

Cash Flow from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was approximately $0.2 million, and was attributable to sales of vehicles for our Healthcare Operations delivery fleet. Net cash used in investing activities for the nine months ended September 30, 2024 were approximately $1.0 million, primarily attributable to the acquisition of Outfitter.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $0.4 million for the nine months ended September 30, 2025, primarily attributable to the repayment of notes payable and repurchases of common shares. Net cash provided by financing activities was approximately $50,000 for the nine months ended September 30, 2024, primarily attributable to the repayment of notes payable, offset by capital contributions received.

Share Repurchase Program

On December 16, 2024, our Board of Directors authorized a $2.0 million share repurchase program valid for one year. We may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. We are not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the nine months ended September 30, 2025, we repurchased approximately $0.1 million of common stock, and had approximately $1.9 million remaining under the share repurchase program as of that date. The repurchased shares are held as treasury stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Identification of material weakness. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness was discovered relating to controls related to our valuation of inventories during fiscal 2024. During the period ended September 30, 2025, we expanded our inventory internal controls by (i) implementing formalized policies and procedures to perform comprehensive net realizable value (“NRV”) assessments for inventory at each reporting period; (ii) established a review process requiring senior management oversight to ensure NRV calculations are accurate and appropriately documented; and (iii) enhanced the accuracy of pricing and cost data used in NRV calculations by integrating reliable internal tracking mechanisms. As of September 30, 2025, we have fully implemented and validated our expanded inventory internal controls and remediated the material weakness.

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

Changes in internal controls over financial reporting. Except for the remediation efforts described above, there were no other changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2025, a former employee of Pharmco LLC, a wholly owned subsidiary of the Company, filed a lawsuit against Pharmco LLC, asserting claims under the Equal Employment Opportunity Commission (EEOC) regulations. On October 14, 2025, the Company reached a Settlement Agreement with the plaintiff to resolve all claims. The settlement was fully covered by the Company’s insurance policy, and the insurer remitted payment directly to the plaintiff on the Company’s behalf.

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

The Company’s management does not believe that Weisberg’s claim is meritorious and plans to vigorously defend against the suit.  The Company has filed a motion to dismiss the complaint.

On June 17, 2024, Progressive Care was notified of a potential claim that a former employee (the “Claimant”) allegedly suffered a loss due to an alleged breach by Progressive Care of an employment contract with the Claimant. Following receipt of the notice of claim, Progressive Care filed a petition for arbitration against the Claimant, asserting that it was the Claimant who breached the employment contract. On November 7, 2025, Progressive Care entered into a Settlement Agreement (the “Settlement Agreement”) with the Claimant to resolve all disputes related to the employment and the arbitration proceeding. The details of the Settlement Agreement are disclosed below in the section entitled “Item 5. Other Information.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity during the quarter ended September 30, 2025 related to its equity securities registered pursuant to Section 12 of the U.S. Exchange Act:

				Approximate Dollar Value
	Total Number of		Total Number of Shares	of Shares that May Yet Be
	Common Shares	Average Price	Purchased as Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Plan or Program	Plan or Program
	(in thousands, except shares and per share data)
July 1, 2025 through July 31, 2025	—	$—	—	$2,000
August 1, 2025 through August 31, 2025	13,367	$0.78	13,367	$1,990
September 1, 2025 through September 30, 2025	117,182	$0.76	117,182	$1,900
Total	130,549	$0.77	130,549	$1,900

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment to PIPE Warrants

On November 5, 2025, the Company entered into a Universal Amendment to PIPE Warrants (the “Amendment”) with holders of the Company’s Common Stock Purchase Warrants (the “Warrants”) representing greater than fifty percent of the outstanding Warrants (based on the number of underlying warrant shares). The Warrants were originally issued pursuant to a Securities Purchase Agreement dated December 8, 2022, and provided for an exercise period ending on December 14, 2025.

Pursuant to the Amendment, the exercise period of each Warrant was extended by twenty-four (24) months, such that the Warrants will now expire on December 14, 2027, instead of December 14, 2025.  All other terms and conditions of the Warrants remain unchanged and in full force and effect.

As consideration for the extension of the exercise period of the Warrants, each holder agreed to a release in favor of the Company and its related persons. Specifically, each holder released and waived any and all claims, demands, obligations, liabilities, and causes of action, whether known or unknown, arising prior to the execution of the Amendment and relating to the Securities Purchase Agreement, the Registration Rights Agreement, the Warrants, any other transaction document, and the administration thereof. The release extends to the Company and its parents, affiliates, participants, and their respective officers, directors, employees, agents, attorneys, accountants, consultants, successors, and assigns.

The Amendment is governed by the laws applicable to the original Warrants and the Securities Purchase Agreement.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment a copy of which is being filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Settlement of Arbitration Proceeding

As previously disclosed, on June 17, 2024, Progressive Care was notified of a potential claim that a former employee (the “Claimant”) allegedly suffered a loss due to an alleged breach by Progressive Care of an employment contract with the Claimant. Following receipt of the notice of claim, Progressive Care filed a petition for arbitration against the Claimant, asserting that it was the Claimant who breached the employment contract.

On November 7, 2025, Progressive Care entered into a Settlement Agreement (the “Settlement Agreement”) with the Claimant to resolve all disputes related to the employment and the arbitration proceeding. Pursuant to the Settlement Agreement, Progressive Care will pay the Claimant a total sum of $150,000 within seven days of execution. In addition, Progressive Care will transfer to the Claimant shares of NextPlat common stock valued at $100,000, with the number of shares determined by the closing price on the date the former employee executes and delivers the Settlement Agreement and a related Consulting Agreement. The Settlement Agreement provides the Claimant with a one-time reverse stock-split protection mechanism, whereby, if the aggregate value of the transferred shares declines by more than 20% within sixty calendar days following a reverse stock split, Progressive Care will issue additional shares of NextPlat common stock to the Claimant to restore the aggregate value to the pre-split level, with such shares to be issued within ten days after the sixty-day period.

The Settlement Agreement includes mutual releases of all claims between the parties related to the arbitration and underlying disputes, with each party denying any admission of liability. Within three days of execution, the parties will file a joint stipulation of dismissal of the arbitration with prejudice, with each party bearing its own fees and costs. The Settlement Agreement contains mutual confidentiality and non-disparagement provisions, limiting disclosure of the Settlement Agreement and related information except as required by law or regulatory authorities. The Settlement Agreement also includes standard provisions regarding amendments, venue, waiver of jury trial, severability, execution in counterparts, binding effect on successors, and a requirement for good faith cooperation.

In addition, the Settlement Agreement provides that simultaneously with the execution of the Settlement Agreement, the parties will enter into a Consulting Agreement pursuant to which Progressive Care will engage the Claimant as a consultant with an annual base fee of $150,000. Pursuant to the Consulting Agreement, the Claimant will also be eligible for incentive compensation for a percentage of new gross revenue with positive gross margins generated by the pharmacy’s long-term care business and gross collections from 340B eligible business generated by the Claimant.

A copy of the Settlement Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 10.4 and is incorporated herein by reference. The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the full text thereof.

Lease Termination

On November 11, 2025, the Company entered into an agreement to terminate its lease for office space located in Coconut Grove, FL. Under the terms of the agreement, the Company will pay approximately $120,000 in early termination fees.

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	David Phipps Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Commission on October 3, 2024).
10.2	Amendment No. 1 to David Phipps Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the Commission on October 3, 2024).
10.3	Form of Universal Amendment to PIPE Warrants, dated as of November 5, 2025, by and among the Company and various holders of the PIPE Warrants.
10.4†	Settlement Agreement, dated November 7, 2025.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
101	The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 †  Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby undertakes to furnish an unredacted copy of the exhibit upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2025	NEXTPLAT CORP

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Amanda Ferrio
Amanda Ferrio
Chief Financial Officer
(Principal Financial and Accounting Officer)