Form 10-K
period 2025-12-31
NextPlat Corp
filed 2026-03-31
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025), was approximately $11.2 million (based on a closing sale price of $0.74 per share as reported on the NASDAQ Stock Market).

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 27, 2026, was 27,026,215.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

NEXTPLAT CORP

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2025

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

ITEM 1. BUSINESS

NextPlat Corp (“NextPlat,” “the Company,” “we,” “our,” or “us”) is a global e-commerce and healthcare services company that operates through two reportable segments: e-Commerce Operations and Healthcare Operations. Through these segments, the Company provides satellite-enabled communication products and services, global online distribution capabilities, pharmacy services, healthcare technology solutions, and data analytics services. Our platforms serve consumers, enterprises, healthcare providers, government organizations, and other institutions across multiple geographic markets. For the year ended December 31, 2025, approximately 27% of revenue was generated by our e-Commerce segment and 73% by our healthcare segment.

The Company operates internationally through a combination of proprietary e-commerce websites, third-party marketplace storefronts, physical pharmacy locations, and healthcare technology platforms. Our strategy is focused on expanding recurring revenue streams, increasing global e-Commerce distribution, and leveraging healthcare data and pharmacy services to improve patient outcomes while supporting healthcare providers and payors.

e-Commerce Operations

Our e-commerce segment provides satellite communications products, connectivity services, and related equipment to customers globally through proprietary online platforms and third-party marketplaces. Historically, the Company’s core business has centered on the distribution of satellite-enabled communications equipment and services designed for use in remote or infrastructure-limited environments. These solutions provide voice, messaging, data connectivity, asset tracking, and emergency communications capabilities in locations where traditional telecommunications networks are unavailable or unreliable.

Our e-commerce operations currently include:

●	Three proprietary global e-Commerce websites
●	Approximately 25 third-party marketplace storefronts
●	More than 10,000 product listings across multiple marketplaces

These platforms enable us to distribute products globally to customers located in more than 165 countries.

Our e-Commerce operations generate revenue from two primary sources: (i) product sales including satellite phones, tracking devices, broadband terminals, and related equipment and (ii) recurring service revenue including satellite airtime subscriptions, messaging plans, and connectivity services. Recurring airtime and service plans represent an increasing proportion of revenue as many products require ongoing connectivity subscriptions. A significant portion of our revenue is generated through third-party marketplaces, particularly Amazon, which represented approximately 31% of total e-Commerce revenue in 2025.

Satellite Communications Products and Services

Through our subsidiaries Global Telesat Communications Ltd (“GTC”), Orbital Satcom Corp (“Orbital Satcom”), and Outfitter Satellite, Inc. (“Outfitter”),  we provide Mobile Satellite Services (“MSS”) solutions to fulfill the growing global demand for satellite-enabled voice, data, personnel and asset tracking, Machine-to-Machine (“M2M”) and Internet of Things (“IoT”) connectivity services. We provide these solutions for businesses, governments, military, humanitarian organizations, and individual users, enabling them to communicate, connect to the internet, track and monitor remote assets and lone workers, or request SOS assistance via satellite from almost anywhere in the world, even in the most remote and hostile of environments.

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

We provide our products and services directly to end users and reseller networks located both in the United States and internationally through our subsidiaries: U.K. based GTC; U.S. based Orbital Satcom and Outfitter. We have a physical presence in the United States and the United Kingdom, as well as an e-Commerce storefront presence in 18 countries across five continents. We have a diverse geographical customer base having provided solutions for more than 60,000 customers located in more than 165 countries across most every continent in the world.

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

Online Storefronts and e-Commerce Platforms

We operate three e-Commerce websites offering a range of MSS products and solutions through our subsidiaries, Orbital Satcom, which targets customers in North and South America, and GTC which targets customers in the UK, EU, Middle East, Asia and the rest of the world. These websites produce sales and attract enquiries from customers and potential customers from all around the world. Over the long term, we plan to develop additional country-specific websites to target customers in South America, Asia, and Europe where we anticipate there will be substantial further demand for our products.

In addition to our three main e-Commerce websites, we make portable satellite voice, data and tracking solutions easier to find and buy online through our various third-party e-Commerce storefronts such as Alibaba, Amazon, Mercado Libre, OnBuy and Walmart. We currently operate 25 storefronts across various countries on five continents. We have invested in personnel to translate our listings correctly in the different countries we are represented in and intend to regularly improve and increase our listings on all e-Commerce sites. We currently have more than 10,000 product listings on all third-party sites and invest significantly in inventory to hold at Amazon’s various fulfillment centers around the world to ensure that orders are shipped to customers as quickly as possible. The products include handheld satellite phones, personal and asset tracking devices, portable high-speed broadband terminals, and satellite Wi-Fi hotspots. Our Amazon online marketplaces represented approximately 31% and 33% of e-Commerce revenue for the years ended December 31, 2025, and 2024, respectively, and we anticipate that these marketplaces will continue to represent a significant portion of our revenue for the foreseeable future. Our e-Commerce storefronts enable us to attract a significantly diversified level of sales from all over the world, ensuring we are not overly reliant on any single market or sector for our sales revenue. Furthermore, many products we sell require subscription-based services which allow us to increase our recurring revenue from airtime sales.

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

Growth Strategy

We intend to achieve our mission and further grow our business by pursuing the following strategies:

Increased product offerings and marketplace expansion: We are constantly increasing our product lines and offerings and will continue to do so in the future. Additionally, we intend to expand and open new global e-commerce storefronts around the world to develop revenue in new markets serving thousands of consumers, enterprises, and governments.

Government sourced revenue: We intend to target US government/GSA sales which have not historically represented a significant part of our revenue. We will also recruit experienced government sales professionals to assist with this plan. We plan to become an approved seller on the US Government’s GSA Schedule (“Schedule”), which gives federal, and in some cases state and local buyers, access to a great number of commercial products and services at negotiated ceiling prices. Schedule purchases represent approximately 21% of overall federal procurement spending.

Future acquisitions: We will seek suitable acquisition opportunities to further increase our scale, expand revenue, and access new markets and sectors.

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

Competitive Strengths

We believe that the following strengths contribute to our success:

Global presence and expertise: Our global presence enables us to compete in various markets around the world, with our multi-lingual personnel allowing us to respond to global customer inquiries with 24/7/365 customer support. Our significant expertise in global e-commerce sales allows us to maintain a competitive advantage over traditional methods of purchase through “brick and mortar” stores. Additionally, our significant levels of inventory stored in fulfillment centers around the world enable us to quickly secure customer orders against competitors who may not hold available inventory.

Cost advantage through economies of scale: As a leading provider of MSS products, we benefit from significant economies of scale across our supply chain and distribution network that enable us to offer competitive prices for our products.

Strategic partnerships and industry expertise: Our long-standing contractual relationship and deep operational experience with Globalstar position us as a trusted and capable partner in satellite tracking and related connectivity solutions. These established partnerships provide us with privileged insight into system requirements, early access to upcoming opportunities, and a proven track record of performance.

Diverse customer base: No single customer represents more than 3% of our annual gross e-Commerce revenue and no single country represents more than 33% of our gross e-Commerce annual revenue as of December 31, 2025. This diversification reasonably permits the Company not to rely on any single customer, or group of customers, on any single product line, or any specific geographic area.

Healthcare Operations

Our Healthcare segment operates through a wholly owned subsidiary, Progressive Care, LLC, (“Progressive”) a Nevada Limited Liability Company, which includes wholly owned subsidiaries, Pharmco, LLC doing business as Pharmcorx and Pharmcorx LTC (“Pharmco 901”), Touchpoint RX, LLC doing business as Pharmco Rx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”), and ClearMetrX Inc. (“ClearMetrX”). Pharmco provides prescription pharmaceuticals, compounded medications, anti-retroviral and other specialty medications, medication therapy management, the supply of prescription medications to long-term care facilities, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, medication fulfillment services for contracted government facilities, and health practice risk management. ClearMetrX offers personalized healthcare services and technology that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers.

We offer services in a variety of languages, including English, Spanish, French, Creole, Portuguese, Ukrainian, and Russian.

Our services are designed to provide satisfaction across all medication stakeholders and enhance loyalty and key performance metrics. We offer value-added services at no additional charge including prior authorization assistance, same-day home-medication delivery, on-site provider consultation services, primary care reporting and analytics, and customized packaging solutions. The pharmacies accept most major insurance plans and provide access to co-pay assistance programs to income qualified patients, discount and manufacturer coupons, and competitive cash payment options.

Healthcare Products and Services

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

Pharmco is rated by pharmacy benefit managers (“PBMs”) based on its ability to adequately supply chronic care medications to patients during a measurement period. This score is then compared to the scores of other pharmacies in the network at which point a relative rating is issued. For the year ended December 31, 2025, per EQuIPP®, a performance information management tool that provides standardized, benchmarked data to help shape strategies and guide medication-related performance improvement, our performance score was Five Stars, ranking our pharmacy among the top pharmacies in the U.S. Primary care physicians may refer patients to pharmacies that have high performance scores, though patients retain the right to have their prescriptions dispensed by a network of pharmacies of their choice.

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

Pharmco pharmacies provide contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program. Under the terms of these agreements, our pharmacies act as a pass-through for reimbursements on prescription claims adjudicated on behalf of the 340B covered entities in exchange for a dispensing fee per prescription. These fees vary by the covered entity and the level of services we provide.

Pharmco also provides purchasing, special packaging, and dispensing of both prescription and non-prescription pharmaceutical products to long-term care (“LTC”) facilities. Pharmco utilizes a unit-of-dose packaging system as opposed to the traditional vials as this method of distribution is the best practice standard in the industry. Pharmco is equipped for various types of unit-of-dose packaging options to meet the needs of LTC patients and retail customers. Pharmco uses the same robotic packaging systems currently used by chain, mail order, and large-scale pharmacies. Pharmco also provides computerized maintenance of patient prescription histories, third-party billing and consultant pharmacist services. Pharmco’s consultant pharmacist services consist primarily of evaluation of monthly patient drug therapy and monitoring the LTC institution’s drug distribution system.

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

Pharmco pharmacies also provide medication fulfillment services of both prescription and non-prescription pharmaceutical products for contracted government facilities.

Distribution Methods

Pharmco pharmacies are full-service retail and specialty services pharmacies that offer same-day and next-day free delivery to Florida’s diverse population and currently holds Florida Community Pharmacy Permits at all Florida pharmacy locations. Pharmco 901 is a pharmacy located in Hallandale Beach, Florida, and is licensed as a non-resident pharmacy in the following states: Arizona, Colorado, Connecticut, Georgia, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, and Utah. Pharmco 1103 is a pharmacy located in Orlando, Florida that provides pharmacy services to the Orlando/Tampa corridor and the Treasure Coast of Florida. Pharmco 1204 is a pharmacy located in North Miami Beach that provides pharmacy services to Miami-Dade and Broward counties, Florida. Pharmco 1002 is a pharmacy located in Palm Springs, Florida that provides pharmacy services to Palm Beach, St. Lucie and Martin counties, Florida.

Industry and Market of our Healthcare Operations Business

Pharmacy Operations

The retail pharmacy and pharmaceutical wholesale industries are highly competitive and dynamic and have experienced consolidation and an evolving competitive landscape in recent years. Prescription drugs play a significant role in healthcare, constituting a first line of treatment for many medical conditions. New and innovative drugs will improve quality of life and control healthcare costs. In light of accelerating usage of mail order and delivery-based services, we believe the market for personalized and convenient care access is increasing. We have provided same-day and next-day home delivery services since the beginning of our operations. We are well positioned in Florida to gain additional market share among a broad demographic of patients due to our high-performance scores and value-added services. Additionally, we value opportunities that create strategic partnerships, acquire synergistic operations and expand current operations to round out pharmacy capabilities which could potentially include, but are not limited to, specialty medications, sterile compounding, and mail-order.

Data Management Services

The latest trend in healthcare is to use data to improve patient outcomes and quality of life - a practice known as “Applied Health Analytics”. “Data analytics” refers to the practice of aggregating large data sets and analyzing them to draw important insights and recommendations. This process is increasingly aided by new software and technology that facilitates the examination of large volumes of data to detect hidden information.

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

In the current environment, healthcare information is increasingly fragmented with numerous electronic healthcare record platforms, virtual care systems, pharmacy software, and data silos and transmitters which lack fundamental integration. Healthcare stakeholders are often at odds about proper care techniques, and this lack of alignment increases burdens on providers and patients alike and is associated with decreasing satisfaction with healthcare services and negative health outcomes.

Growth Strategy

We plan to grow our healthcare operations business by executing on the following key growth strategies:

Data Management Services: We believe that data management for frontline and independent providers, 340B covered entities, and pharmacies will have increasing importance as health systems evolve to become virtual and digitized. Increasing focus on performance, margins, and quality, means that our models and platforms will have strategic value through our roots in day-to-day care management. Data management services will become an increasing driver of growth and development for us with its higher margins and diverse monetization pathways.

Invest in Sales and Marketing: Our pharmacies are based in Florida and will continue to grow our dispensing operations throughout the state, and there are opportunities to expand geographically throughout the rest of the country. Our data management services and health IT services can be used by customers across the U.S., and we expect to continue to invest in sales and marketing efforts for these services.

Selectively Pursue Growth Through Strategic Acquisitions: We believe the specialty pharmacy industry is highly fragmented and provides numerous opportunities to expand through acquisitions. While we will continue to focus on growing our business organically, we believe we can opportunistically enhance our competitive position through complementary acquisitions in both existing and new markets. We plan to selectively evaluate potential acquisition opportunities in other therapeutic categories, services, and technologies with the goal of preserving our culture, optimizing patient outcomes, enhancing value to other constituents, and building long-term value for our shareholders.

Competition to our Healthcare Operations Business

Competitive Strengths

We believe we are well positioned to continue to increase our market share based on the following competitive strengths:

Adding value to all constituents: The value we deliver to all constituents is based upon our thousands of daily patient interactions. We help patients adhere to complicated medication therapies, process refills, manage any side effects, and manage any insurance concerns ensuring that they get the best standard of care. The clinical efficacy of drug therapies, especially for acute and chronic conditions, is typically enhanced when patients precisely follow the prescribed treatment regimens, including dosing and frequency.

Performance: Pharmacies are measured against their peers to improve quality of patient care. We have dedicated staff to track performance metrics, ensuring high comparative adherence rates. Across the population, an average 50% of patients are adherent to prescribed medication protocols. We believe our high adherence rates are due to, among other things, our model of proactive patient engagement, direct communication with and connections to healthcare stakeholders, our patient training and education, patient behavior analysis and medication coaching, compliance packaging, tracking timing of refills, free home delivery, and language support. We also help identify third-party funding support programs to help cover expensive out-of-pocket costs.

Clinically trained operational professionals: Our licensed pharmacists and technicians have been trained on our patient care model and data management tools to conduct a full healthcare evaluation. These healthcare professionals not only dispense medications, but also analyze patients’ needs, behaviors, lifestyles, healthcare services providers, and payor resources to optimize the medication therapies received. Our staff conducts this full healthcare evaluation while also communicating necessary care information to authorized providers and caregivers before medications are dispensed, which differentiates our pharmacy operations from our competitors’ models.

Lean and nimble operational strategy: Healthcare is an industry where best practices are continuously evolving. With increasing emphasis on reducing healthcare costs which puts pressure on gross margins, we have identified new trends and opportunities pivoting to business processes better suited to future environments. Additionally, we have focused on diversifying our revenue streams within the pharmacy industry to identify complementary and associated revenue opportunities to keep the operation one step ahead of market forces.

Diversity and cultural awareness: We represent the fabric of the community from which we originate. Our employees consist of diverse faiths, races, ethnic origins, and sexual orientations. This provides us with the unique ability to speak the language that our patients and providers speak. It has also allowed us to be innovative in our approach to healthcare by leveraging the broad perspectives of our team to challenge our methodologies and be responsive to the unique needs of our patients, clients, and customers.

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

Intellectual Property

Our success and ability to compete depends in part on our ability to maintain our trade secrets. The Company owns registered trademarks, including nextplat® and associated nextplat design marks registered with the United States Patent and Trademark Office (“USPTO”), which are used in connection with the Company’s e-commerce and healthcare operations. All of our employees and consultants are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. The Company actively monitors and enforces its intellectual property rights to prevent unauthorized use and protect brand value.

Regulatory Matters

Government contract laws and regulations affect how we will do business with our customers, and in some instances will impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, and the termination of any contracts, or the inability to bid on future contracts. We intend Orbital Satcom to become qualified as a government contractor. Our products may also be subject to regulation by the National Telecommunications and Information Administration and the Federal Communications Commission that regulate wireless communications.

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

Food, Drug, and Cosmetic Act. Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements if they are not adulterated or misbranded and are dispensed in accordance with, and pursuant to, a valid prescription. We believe that we comply in all material respects with all applicable requirements.

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

The Stark Law. The federal self-referral law, commonly known as the “Stark Law”, prohibits physicians from referring Medicare or Medicaid patients for “designated health services” (which include, among other things, outpatient prescription drugs, durable medical equipment and supplies and home health services) to an entity with which the physician, or an immediate family member of the physician, has a direct or indirect financial relationship, unless the financial relationship is structured to meet an applicable exception. Several states have enacted laws similar to the Stark Law. These state laws may cover all, not just Medicare and Medicaid, patients and exceptions or safe harbors may vary from the Stark Law and vary significantly from state to state. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties, and program exclusion. Noncompliance with the Stark Law could adversely affect our financial results and operations.

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

Some states also have enacted statutes like the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, if a state false claim act meets certain requirements as determined by the OIG in consultation with the U.S. Attorney General, the state is entitled to an increase of ten percentage points in the state medical assistance percentage with respect to any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include California, Florida, Indiana, Massachusetts, Michigan, Nevada, Tennessee and Texas. We operate in several of these states and submit claims for Medicaid reimbursement to the respective state Medicaid agency. This legislation has led to increased auditing activities by state healthcare regulators. As such, we have been the subject of an increased number of audits. While we believe that we are following Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services and a material disagreement between us and these governmental agencies on the way we provide products or services could have a material adverse effect on our business and operations, our financial position, and our results of operations.

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

Medicare Part D. The Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries, regulates various aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. The Centers for Medicare & Medicaid Services (“CMS”) imposed restrictions and consent requirements for automatic prescription delivery programs and further limited the circumstances under which Medicare Part D plans may recoup payments to pharmacies for claims that are subsequently determined not payable under Medicare Part D. CMS sanctions for non-compliance may include suspension of enrollment and even termination from the program.

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

In addition, on July 4, 2025, the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law. Among other things, the OBBBA includes significant policy changes affecting federal healthcare programs, including modifications to Medicaid eligibility, financing and program integrity requirements, changes to Affordable Care Act marketplace subsidies and other coverage provisions, and various Medicare-related reforms. The legislation also includes measures intended to reduce federal healthcare spending and may result in reduced coverage levels or increased eligibility verification and work requirements for certain beneficiaries. The OBBBA further provides funding intended to support certain healthcare providers, including rural healthcare initiatives. Many of the law’s provisions will be implemented over several years and will require federal and state rulemaking and guidance.

It is possible that the ACA and other federal healthcare programs will be subject to additional judicial, regulatory or Congressional challenges or modifications in the future. It remains uncertain how the implementation of the OBBBA, potential future healthcare reform measures, or actions by the current administration may affect the ACA, other federal healthcare programs, or our business.

Costs and Effects of Compliance with Environmental Laws

Not applicable.

Employees

As of December 31, 2025, we had 121 full-time employees and 9 part-time employees.

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

We obtain pharmaceutical and other products from wholesale drug distributors. We have maintained a relationship with a primary supplier that accounted for 98% of pharmaceutical purchases for the year ended December 31, 2025, and several supplementary suppliers. Our primary supplier for the years ended December 31, 2025 and 2024 was McKesson. The loss of a supplier could adversely affect our business if alternate sources of drug supply are unavailable. We believe that our relationships with our suppliers, overall, are good, and that there are alternative suppliers in the marketplace.

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

We have incurred net losses since our inception. For the years ended December 31, 2025, and 2024, we have incurred net losses of approximately $10.5 million and $22.5 million, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $60.1 million. We expect to incur additional losses prior to recording sufficient revenue from our operations as a result of the costs associated with maintaining public company status as well as expanding and seeking additional sources of revenue to our current revenue base.

Corporate Information

NextPlat Corp, formerly Orbsat Corp, is a Nevada corporation and was originally incorporated in Florida in 1997. Our headquarters and principal executive offices are located at 400 Ansin Blvd, Suite A, Hallandale Beach, FL 33009. Our telephone number is (305) 560-5381 and our corporate website is www.nextplat.com.

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

Risks Related to Our Business Generally

We have incurred significant net losses, have accumulated deficit, and may require additional capital to continue operations and execute our business strategy.

We have incurred significant net losses since inception. For the years ended December 31, 2025, and 2024, we have incurred net losses of approximately $10.5 million, and $22.5 million, respectively, and as of December 31, 2025, we had an accumulated deficit of approximately $60.1 million. We expect to continue to incur operating losses as we invest in expanding our e-Commerce and healthcare operations, develop new platforms and services, and pursue potential acquisitions.

Our ability to achieve profitability depends on numerous factors, many of which are outside of our control, including growth in revenue, management of operating expenses, the stability of supply chains, reimbursement levels within our healthcare segment, competitive pressures, and overall economic conditions. If revenue growth does not occur at the pace we anticipate, or if our operating expenses increase more rapidly than expected, we may be unable to achieve or sustain profitability.

We may require additional capital to support our operations, fund working capital needs, make strategic acquisitions, expand our healthcare footprint, enhance our technology platforms, and service any indebtedness. We cannot assure you that additional financing will be available on favorable terms, or at all. If we raise funds through the issuance of equity securities, existing stockholders may experience significant dilution. If we incur additional indebtedness, such debt may contain restrictive covenants that limit our operational flexibility and could increase our exposure to interest rate risk.

If we are unable to obtain sufficient capital when needed, we may be required to delay, reduce, or eliminate certain business initiatives, scale back operations, sell assets, or seek protection under applicable bankruptcy laws. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, and the value of our common stock. Even if we achieve profitability in future periods, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our results from operations and cash flows may fluctuate significantly from period to period.

Unfavorable global economic conditions, inflation, rising interest rates and financial market volatility could materially adversely affect our business.

Our operations are sensitive to general economic conditions in the United States and globally. Economic downturns, recessions, government shutdowns, credit tightening, inflationary pressures, rising interest rates, supply chain constraints, and volatility in equity and foreign exchange markets could reduce consumer spending on discretionary products, increase our operating costs, impair access to capital, and negatively affect our results of operations and cash flows.

Inflation has increased our operating costs, including product sourcing, freight, fuel, labor and pharmaceutical acquisition costs. We may not be able to pass these increased costs through to customers or reimbursement sources in a timely manner, which may result in margin compression. Increases in benchmark interest rates may increase our cost of capital and reduce our ability to raise additional funds.

Geopolitical conflicts, including the Russia-Ukraine conflict and Middle East hostilities, may contribute to supply chain disruptions, fuel price volatility, currency fluctuations and broader economic uncertainty. The cumulative impact of these macroeconomic conditions could materially adversely affect our business, financial condition, results of operations, and cash flows.

Our business may be adversely affected by pandemics, public health crises, natural disasters, acts of war or other events beyond our control.

Public health crises, including pandemics, as well as natural disasters, severe weather events, terrorist acts, civil unrest and acts of war, could disrupt global supply chains, impair logistics providers, limit workforce availability, reduce consumer demand, restrict travel, and interrupt our operations or those of our suppliers and customers. Such events may also increase credit risk, cause financial market volatility, and impair access to capital. The occurrence of any of these events could materially adversely affect our business and financial condition.

We rely heavily on a single pharmaceutical wholesale distributor for substantially all of our pharmaceutical purchases.

Approximately 98% of our pharmaceutical purchases for the year ended December 31, 2025 were obtained from a single wholesale distributor. The loss of, or material change in, this relationship could result in drug shortages, higher acquisition costs, unfavorable credit terms, or operational disruptions.

Transitioning to alternative suppliers could require regulatory approvals, system integrations, renegotiation of contracts and DEA compliance measures and may not be completed on commercially reasonable terms or within acceptable timeframes. Any disruption in pharmaceutical supply could materially adversely affect our healthcare operations, profitability and cash flows.

We may fail to maintain compliance with applicable continued listing standards of The Nasdaq Stock Market.

Our common stock is listed on The Nasdaq Stock Market and we must satisfy continued listing requirements, including minimum stock price, public float, stockholders’ equity and other corporate governance standards. If we fail to satisfy these requirements, Nasdaq may issue a deficiency notice and ultimately delist our securities. Any delisting could materially adversely affect the liquidity and market price of our common stock, reduce our ability to raise capital, limit institutional investor participation, and adversely affect our reputation. Even if we are able to regain compliance, the process may be costly and disruptive to management.

We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain Nasdaq continued listing requirements and if we are unable to regain compliance with all applicable Nasdaq continued listing requirements and standards, our Common Stock could be delisted from Nasdaq.

Our Common Stock is listed on the Nasdaq Capital Market and to maintain our listing, we are required to satisfy continued listing requirements. There can be no assurance we will continue satisfying such continued listing requirements, which include among other requirements, that the closing bid price of our Common Stock be at least $1.00 per share (the “Minimum Bid Price Requirement”) and that that the market value of our publicly held shares of Common Stock be at least $1 million (the “Market Value Requirement”).

On April 28, 2025, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the previous 30 consecutive business days, the closing bid price for the Common Stock had been below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market under the Minimum Bid Price Requirement. The Staff provided the Company with an initial period of 180 calendar days, or until October 27, 2025, to regain compliance with the Minimum Bid Price Requirement.

On October 28, 2025, we received a letter from the Staff notifying us that the Company is eligible for a second 180-day period, or until April 27, 2026 (the “Second Grace Period”) to regain compliance with the Minimum Bid Price Requirement. According to the notification, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Price Requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the Second Grace Period by effecting a reverse stock split, if necessary.

To regain compliance with the Minimum Bid Price Requirement, the Company scheduled a special meeting of shareholders (the “Special Meeting”) that occurred on March 27, 2026. At the Special Meeting, the shareholders considered a proposal (the “Reverse Stock Split Proposal”) for the Company to implement one or more reverse stock splits in a range between 1-for-5 to 1-for-50 shares at the discretion of the Board of Directors (the “Reverse Stock Split”). The Reverse Stock Split Proposal, if passed, is intended to increase our stock price to an amount that we expect will allow our common stock to stay trading above the $1.00 minimum threshold in the long term. If the Reverse Stock Split is successful and if we can maintain a trading price above $1.00 for at least ten (10) consecutive trading days, then we expect to be able to regain compliance with the Minimum Bid Price requirement. Maintaining our Nasdaq listing as a publicly traded listed company has numerous benefits to the Company, including our ability to procure more financing for ongoing operations, our ability to further our business strategy and our ability to attract more investor and business partner interest, among others. On March 27, 2026, the shareholders voted to approve the Reverse Stock Split Proposal. Also, on March 27, 2026, the Board of Directors voted to approve a reverse stock split at a ratio of 1-to-10.

There can be no assurance that the Company will be able to comply with all of the obligations placed on us by Nasdaq in order to regain compliance with such Nasdaq Capital Market continued listing standards, and, assuming that we are able to comply with such obligations, that we will be able to continue to comply with such Nasdaq Capital Market continued listing standards in the future, including the Minimum Bid Price Requirement and the Market Value Requirement. If we fail to regain compliance by the end of the Second Grace Period, we may not be successful in any appeal to Nasdaq to grant additional extensions, or in the event that we are successful, we may not be able to regain compliance by such additional extension date. In the event that we are not successful in such appeal or we are not able to regain compliance with such requirements by any applicable date, our Common Stock will be subject to delisting from Nasdaq. Additionally, assuming we are able to comply with all such obligations, but we fail to comply with all applicable Nasdaq listing requirements in the future, our Common Stock may be subject to delisting from Nasdaq.

In the event of such a delisting and that the Common Stock is not eligible for trading on another national securities exchange, trading of our Common Stock could be conducted in the over-the-counter market operated by the OTC Markets Group, Inc. (“OTC”). In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange. Additionally, in the event of such delisting, we may be subject to penalties or defaults under certain of our material agreements, which could materially and adversely affect our business, operating results, cash flows, and financial condition.

The Reverse Stock Split may incentivize stockholders to sell their holdings of our common stock following the effectiveness of the Reverse Stock Split and depress the stock price, which could lead to our delisting from Nasdaq.

Similar with what has happened to our stock price in the past, if a significant number of shares of our common stock are sold into the market over a period of time, the increase in supply could lead to a depression of the stock price and it may be difficult to recover from such depression. Since our common stock has been trading at significantly lower prices than what we expect the stock price will be immediately following the effectiveness of the Reverse Stock Split, some stockholders may take the opportunity to sell some or all of their shares of common stock following the effectiveness of the Reverse Stock Split. If this happens, our stock price could decrease quickly from the opening trading market price on the day of effectiveness of the Reverse Stock Split. If we are not successful in mitigating the volatility to our stock price following that date and over time, then we may not recognize any of the intended benefits of completing the Reverse Stock Split. If the stock price dips below $1.00 again following the completion of the Reverse Stock Split at any point in the ten trading days following the effectiveness of the Reverse Stock Split, then we will be subject to delisting from Nasdaq. Even if we are able to maintain a stock price above $1.00 for ten (10) trading days following the effectiveness of the Reverse Stock Split (or some longer period as Nasdaq may designate at their discretion) or if the Company falls out of compliance with the Minimum Bid Price requirement (i.e., our stock price falls below $1.00 for a period of thirty (30) consecutive trading days) in the year following the effectiveness of the Reverse Stock Split, then we will be subject to immediate delisting from Nasdaq.

If the results of the Reverse Stock Split are different than expected and we are delisted from Nasdaq, the delisting will have a significant adverse impact on our business, operations, cash flows, and financial condition.

While we expect the Reverse Stock Split to increase our stock price and allow us to regain compliance with the Minimum Bid Price Requirement and remain listed on Nasdaq, the effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies under similar circumstances have varied. It is not uncommon for the market capitalization of a company’s common stock to decline in the period following a reverse stock split. Factors unrelated to the number of shares of our common stock outstanding, such as negative financial results or negative developments regarding our product development program or the commercializing and scaling efforts of our products, could adversely affect the market price of our common stock and jeopardize our ability to regain compliance with the Minimum Bid Price requirement. If we cannot maintain our stock price above $1.00 for at least ten consecutive trading days prior to April 27, 2026, then we will be subject to delisting from Nasdaq. Even if the Reverse Stock Split is successful in increasing our stock price above $1.00, we may have challenges in maintaining compliance with other Nasdaq continued listing rules. For example, the Reverse Stock Split may result in a lesser number of round lot holders (holders of at least 100 shares), which could cause us to be noncompliant with a Nasdaq rule requiring that we have at least 300 round lot holders to maintain continued listing compliance. Once a company has been delisted, its stock can trade on OTC, but such companies will have significantly fewer opportunities to attract financing partners and less leverage to negotiate terms for such financing instruments and arrangements that are not overly burdensome or expensive to the company. If our stock trades on OTC, we will not be able to maintain S-3 shelf eligibility. Our S-3 shelf eligibility greatly increases our access to the capital markets and other financing opportunities. If we lose access to this source of capital raising and financing avenues, then we may not be able to source enough capital to finance our business plans and operations, which will materially adversely impact our business, operations, cash flows, and financial condition.

The Reverse Stock Split may not increase the price of our common stock over the long term.

As noted above, the purpose of the Reverse Stock Split is to help regain compliance with the Minimum Bid Price Requirement for continued listing on Nasdaq, as well as to increase the trading price of our common stock to enhance overall liquidity of the common stock by facilitating future financing and attracting new investors. However, the effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will accomplish these objectives for any meaningful period of time, or at all. While we expect that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that the Reverse Stock Split will increase the market price of our common stock by a multiple of the Reverse Stock Split ratio, or result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock may be affected by other factors which may be unrelated to the number of shares outstanding, including our business and financial performance, general market conditions, and prospects for future success. Once we have effected a Reverse Stock Split, we must ensure that our stock price trades above $1.00 in the long term. Under a Nasdaq rule that was amended in January 2025, if the Company falls out of compliance with the Minimum Bid Price Requirement (i.e., our stock price falls below $1.00 for a period of thirty (30) consecutive trading days) within one year of the completion of a Reverse Stock Split, then we will be immediately subject to delisting from Nasdaq and we will not be afforded another 180-day compliance period.

The Reverse Stock Split may decrease the liquidity of our common stock.

The Board of Directors (“Board”) believes that the Reverse Stock Split may result in an increase in the market price of our common stock, which could lead to increased interest in our common stock and possibly promote greater liquidity for our stockholders. However, the Reverse Stock Split may also reduce the total number of outstanding shares of common stock, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock does not increase as a result of the Reverse Stock Split.

The Reverse Stock Split may result in some stockholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell.

If the Reverse Stock Split is implemented, it may increase the number of stockholders who own “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of common stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their common stock.

The Reverse Stock Split may lead to a decrease in our overall market capitalization.

The Reverse Stock Split may be viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization. If the per share market price of our common stock does not increase in proportion to the Reverse Stock Split ratio, then the value of our Company, as measured by our market capitalization, may be reduced. Additionally, any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following the Reverse Stock Split.

Our business requires significant working capital, and we are exposed to inventory and receivables risk.

Our e-Commerce and healthcare operations require significant working capital to purchase inventory, including satellite communication devices and pharmaceuticals. We may be required to make substantial upfront inventory purchases before corresponding revenues are realized. If we overestimate demand, experience obsolescence due to technological advances, encounter product recalls, or are unable to sell inventory at anticipated margins, we may be required to record inventory write-downs. In addition, delays in reimbursement from payors or payment disputes could increase accounts receivable balances and negatively impact cash flow. Any significant working capital shortfall, inventory impairment or receivable collection issue could materially adversely affect our financial condition, results of operations, and cash flows.

We may not have adequate insurance coverage to protect against all operational and product liability risks.

Our business includes the sale of communications equipment and the dispensing of pharmaceuticals. Product defects, equipment malfunctions, adverse health outcomes or misuse of products could result in claims for personal injury, property damage or other losses. Although we maintain insurance coverage, our policies may not be sufficient to cover all potential liabilities, and certain types of claims may be excluded. Any uninsured or underinsured claim, or a claim exceeding policy limits, could materially adversely affect our financial condition, results of operations, and cash flows.

Risks Related to Our e-Commerce Business

We depend significantly on Amazon marketplaces and fulfillment services, and adverse changes to our relationship with Amazon could materially harm our business.

Amazon marketplaces represented approximately 31% and 33% of our total e-Commerce revenue for the years ended December 31, 2025 and 2024, respectively. We expect Amazon to remain a significant distribution channel.

Amazon may suspend or terminate seller accounts, modify fee structures, alter search algorithms, impose additional compliance requirements, or withhold payments at its discretion. Any limitation, suspension, increased fees, or adverse algorithm changes could significantly reduce our revenues, profitability, and cash flows.

We also rely on Amazon’s fulfillment services to provide expedited shipping. Any disruption in these services or failure to meet Amazon’s performance metrics could negatively impact our marketplace visibility and customer satisfaction.

Amazon may withhold or delay payments to sellers in connection with performance investigations, chargebacks, customer claims or alleged policy violations. Because a significant portion of our revenue is generated through Amazon marketplaces, any extended payment hold or account suspension could materially impact our short-term liquidity. In addition, Amazon competes directly with third-party sellers by offering its own private label products and may use data derived from marketplace activity to inform competitive offerings.

Our e-Commerce operations depend on global suppliers, manufacturers and logistics providers.

We rely on third-party manufacturers and suppliers for satellite phones, tracking devices, broadband terminals and other products. Certain products or components are sourced from limited suppliers. Disruptions due to production delays, financial distress, geopolitical events, tariffs, port congestion, customs delays or transportation interruptions could lead to inventory shortages and increased costs.

If we cannot obtain sufficient inventory at commercially reasonable prices or pass increased costs through to customers, our margins, results of operations, and cash flows could be materially adversely affected.

We operate in highly competitive markets and technological advances may render our products less competitive.

We face intense competition from established e-Commerce platforms, satellite communications providers, and emerging technologies such as Low Earth Orbit (“LEO”) satellite systems that may reduce demand for certain of our products.

Failure to innovate, adapt to new technologies, or effectively compete on price, service, or product offerings could materially adversely affect our business.

Risks Related to Healthcare and Regulation

Changes in reimbursement rates, healthcare regulations, or pharmacy benefit manager practices could materially adversely affect our healthcare segment.

Our healthcare operations are subject to complex federal and state regulations, including reimbursement from Medicare, Medicaid and PBMs. Changes in reimbursement methodologies, pricing pressure, generic drug deflation, clawbacks, DIR fees, or modifications to the 340B program could reduce margins.

In addition, failure to comply with healthcare laws and regulations could result in fines, penalties, exclusion from government programs, or suspension of operations.

We are subject to extensive and evolving domestic and international laws and regulations.

Our operations are subject to numerous laws relating to commerce, consumer protection, product safety, intellectual property, privacy, anti-corruption, trade compliance, export controls and taxation. Failure to comply could result in fines, penalties, litigation, reputational harm and operational disruption.

Our healthcare operations are subject to audits, investigations and potential recoupment actions by government agencies and pharmacy benefit managers.

Our pharmacy operations are subject to audits and reviews by Medicare, Medicaid, PBMs, third-party payors, state boards of pharmacy, the DEA, and other federal and state agencies. These audits may result in payment recoupments, penalties, fines, exclusion from reimbursement programs, or other corrective actions.

PBMs may conduct routine or targeted audits and may assert overpayment claims, impose clawbacks, reduce reimbursement rates, or terminate network participation agreements. Government investigations or enforcement actions could result in civil or criminal penalties, suspension of operations, or reputational harm.

Any significant audit finding, reimbursement recoupment, network termination or regulatory action could materially adversely affect our healthcare segment and overall results of operations and cash flows.

Failure to comply with laws and regulations governing controlled substances could materially adversely affect our operations.

To the extent we dispense controlled substances, we are subject to federal and state laws administered by the DEA and other regulatory authorities. These laws impose strict recordkeeping, reporting, security and dispensing requirements. Violations, whether intentional or inadvertent, could result in civil penalties, loss of controlled substance registrations, fines, or criminal liability.

The loss or suspension of any required license or registration could materially impair our ability to operate our pharmacy business.

A significant portion of our pharmacy segment gross profit is derived from participation in the federal 340B Drug Pricing Program, and adverse changes to the program could materially adversely affect our profitability and cash flows.

A material portion of our pharmacy segment gross profit is derived from participation in the federal 340B Drug Pricing Program, including revenues generated through contract pharmacy arrangements. Prescriptions dispensed under the 340B program generally carry significantly higher margins than non-340B prescriptions. As a result, although 340B prescriptions may represent a smaller percentage of total prescription volume, they contribute a disproportionately significant portion of our pharmacy segment gross profit.

The 340B program has been subject to increased regulatory scrutiny, manufacturer restrictions on contract pharmacy arrangements, litigation, legislative proposals, and evolving guidance from the Health Resources and Services Administration (“HRSA”). Pharmaceutical manufacturers have imposed limitations on the distribution of 340B-priced drugs through contract pharmacies, and additional restrictions may be implemented in the future.

Federal or state regulatory changes, judicial decisions, or manufacturer policies that reduce 340B eligibility, limit contract pharmacy arrangements, alter reimbursement methodologies, or otherwise decrease the margin associated with 340B prescriptions could materially reduce our pharmacy segment profitability. In addition, noncompliance with 340B program requirements, whether intentional or inadvertent, could result in repayment obligations, civil monetary penalties, exclusion from the program, termination of covered entity relationships, or reputational harm.

Any material reduction in our ability to generate gross profit from 340B prescriptions could materially adversely affect our business, financial condition, results of operations, and cash flows.

Risks Related to Data Security and Technology

Security breaches or failures in our information systems could materially harm our business.

We process and store sensitive customer, supplier and business information. Cyberattacks, data breaches, ransomware incidents, employee misconduct or system failures could result in data loss, regulatory penalties, litigation and reputational harm. Despite security measures, no system is immune from attack. A significant cybersecurity incident could materially adversely affect our operations and financial condition.

We may incur significant costs and liabilities in connection with data privacy and cybersecurity regulations.

We are subject to evolving data protection and privacy laws and regulations, including federal and state privacy laws, data breach notification requirements and healthcare privacy regulations such as HIPAA, to the extent applicable. A data breach or failure to comply with applicable privacy laws could result in regulatory investigations, fines, penalties, litigation, mandatory notification costs, credit monitoring expenses, and reputational harm. Compliance with evolving cybersecurity and privacy regulations may require substantial investment in administrative, technical and physical safeguards. Any failure to comply with these requirements could materially adversely affect our business and financial condition.

Risks Related to Acquisitions and Growth

Our growth strategy involves acquisitions and strategic investments that may not achieve expected benefits.

We may pursue acquisitions, investments and joint ventures. These transactions involve integration risks, potential hidden liabilities, management distraction, regulatory approvals and financial exposure. Failure to successfully integrate acquired businesses could materially adversely affect our results of operations and cash flows.

Risks Related to International Operations and China

Our operations in China expose us to political, economic and regulatory risks.

We market products in China and may expand operations there. The regulatory environment in the PRC is evolving and subject to significant government discretion. Changes in trade policy, tariffs, foreign exchange controls, licensing requirements, data security laws or geopolitical tensions between the United States and China could increase costs, restrict operations or reduce demand for our products.

Retaliatory tariffs imposed by China in response to tariffs enacted by the United States expose us to significant trade-policy risk. Elevated tariff rates and other non-tariff barriers imposed on U.S.-origin goods may adversely affect the competitiveness of certain of our products in the Chinese market. Chinese authorities possess broad discretion to modify tariff rates or impose additional trade restrictions with limited advance notice and may target specific U.S. industries or product categories in response to geopolitical developments.

In response to the current tariff environment, we have paused certain initiatives within our e-Commerce development program that were intended to expand U.S.-origin product sales into China, including the introduction of certain products under our Florida Sunshine brand. For the year ended December 31, 2025, our revenue in China represented less than 1% of our consolidated revenues and did not have a material impact on our results of operations. If elevated tariffs persist, expand, or are reinstated following any temporary easing, our ability to profitably sell certain U.S.-origin products in China could be materially adversely affected. While we continue to sell certain non-U.S.-origin products in China that are not currently subject to additional tariffs, future changes in trade policy could alter the tariff treatment of those products as well.

We cannot predict whether the current trade environment will persist or whether new quotas, duties, tariffs, exchange controls, sanctions, or other restrictions will be imposed by either government. Any such actions could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Corporate Governance and Public Company Status

Being a public company increases our costs and administrative burdens.

We incur substantial legal, accounting and compliance costs as a public company, including Sarbanes-Oxley compliance. Failure to maintain effective internal controls could impair investor confidence and adversely affect our stock price.

Concentration of ownership may limit other stockholders’ ability to influence corporate matters.

Our principal stockholders, executive officers and directors collectively own a significant percentage of our outstanding shares, which may allow them to influence corporate actions, including election of directors and approval of major transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

NextPlat uses, stores, and processes data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems, and our business operations.

Cyber Risk Management and Strategy

Our cybersecurity risk management processes are integrated into our overall risk management processes. Our strategy consists of utilizing a combination of employee education, preventative controls, detective controls, and periodic third-party cybersecurity testing. We engage with external cybersecurity experts, including assessors, consultants, and auditors, to enhance our cybersecurity measures and ensure compliance with industry best practices. We have established processes to oversee and manage cybersecurity risks associated with our use of third-party service providers, ensuring they adhere to our security standards. We review third-party service provider contracts to ensure they contain data privacy and security provisions, aligning with our standards and regulatory requirements. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. As of the date of filing this Annual Report on Form 10-K, we are not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, cash flows, or financial condition.

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

ITEM 2. PROPERTIES

Corporate Office

In August 2025, we relocated our corporate office from approximately 4,141 square feet of leased office space in Coconut Grove to a Company-owned facility located at 400 Ansin Blvd., Suite A, Hallandale Beach, Florida, which is co-located with Pharmco 901. The Company-owned facility consists of approximately 11,000 square feet.

e-Commerce locations

We lease a facility in Poole, England for office and warehouse space. Our lease has a three-year term and expires on July 31, 2027. The annual rent is approximately £14,000 through July 31, 2025, approximately £30,000 through July 31, 2026, and approximately £26,000 through July 31, 2027.

Outfitter rents office space at 2727 Old Elm Hill Pike, Nashville, Tennessee. The lease was entered into and commenced in April 2024 with an expiration date of April 2026. The lease agreement calls for monthly payments of approximately $4,800. In December 2025, a First Amendment to Lease Agreement was executed extending the lease through April 1, 2027 and revising lease payments effective January 1, 2026.

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

Pharmco 1103

We rent pharmacy space at 1160 South Semoran Blvd, Suites D, E, F, Orlando, Florida. The lease was entered into and commenced on August 1, 2020 with a 66-month term and expires on February 1, 2026. The lease agreement calls for monthly payments beginning February 1, 2021 of $4,310, with an escalating payment schedule each year thereafter. In January 2026, the Company executed a First Amendment to the lease agreement for its Orlando, Florida pharmacy location (1160 S. Semoran Blvd., Suites D, E & F), extending the lease term through January 31, 2031 and revising monthly base rent to $8,914 (Feb 2026–Jan 2027), $9,182 (Feb 2027–Jan 2028), $9,457 (Feb 2028–Jan 2029), $9,741 (Feb 2029–Jan 2030), and $10,033 (Feb 2030–Jan 2031).

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

On October 28, 2024, Alan Jay Weisberg, the former Chief Executive Officer and Chairman of Progressive Care Inc. (“RXMD”), filed a putative class action suit on behalf of himself and all other former RXMD stockholders against NextPlat, Charles M. Fernandez, the former Chief Executive Officer and director of NextPlat, and Rodney Barreto, a director of NextPlat. The complaint purports to allege a breach of fiduciary duty by NextPlat and Messrs. Fernandez and Barreto in connection with the merger of RXMD with and into a wholly owned subsidiary of NextPlat (the “Merger”), which Merger was completed on October 1, 2024 following approval by the stockholders of each of NextPlat and RXMD in stockholder meetings held on September 13, 2024 by NextPlat and RXMD. Among other things, the complaint asserts that the consideration paid to Mr. Weisberg and the other RXMD stockholders in connection with the Merger was insufficient. The monetary relief requested in the complaint includes compensatory and rescissory damages in an unspecified dollar amount. The complaint is pending in the Court of Chancery of the State of Delaware. The caption is Alan Jay Weisberg v. Charles M. Fernandez, Rodney Barreto and Nextplat Corp., and the case number is C.A. No. 20. 24-1097-MTZ.

The Company believes the claims asserted in the action are without merit and intends to continue to vigorously defend against the lawsuit. The Company has filed a motion to dismiss the complaint. Although the parties have engaged in discussions regarding a potential resolution of the matter, no agreement has been reached and there can be no assurance that the matter will be resolved on acceptable terms or at all. Based on currently available information and after consultation with legal counsel, management determined that a loss associated with this matter is probable and reasonably estimable in accordance with applicable accounting guidance. Accordingly, as of December 31, 2025, the Company recorded an accrual of approximately $1.75 million, which represents management’s current estimate of loss exposure and corresponds to the Company’s applicable insurance retention under its directors’ and officers’ liability insurance coverage. The ultimate outcome of the matter remains uncertain, and the actual loss could differ materially from the amount accrued. Any such difference could have a material effect on the Company’s consolidated financial condition, results of operations, and cash flows in the period in which the matter is resolved.

On June 17, 2024, Progressive Care was notified of a potential claim that a former employee (the “Claimant”) allegedly suffered a loss due to an alleged breach by Progressive Care of an employment contract with the Claimant. Following receipt of the notice of claim, Progressive Care filed a petition for arbitration against the Claimant, asserting that it was the Claimant who breached the employment contract. On November 7, 2025, Progressive Care entered into a Settlement Agreement (the “Settlement Agreement”) with the Claimant to resolve all disputes related to the employment and the arbitration proceeding. The details of the Settlement Agreement are disclosed below in the section entitled “Item 9B. Other Information.”

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. Other than the matters described above, the Company is not currently involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition, operating results, and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market since May 28, 2021. Our common stock and warrants have been trading on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022.

Holders of Common Equity

As of March 27, 2026, we had 27,026,215 shares of our common stock issued and outstanding held by approximately 739 stockholders of record.

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

Issuer Purchases of Equity Securities

On December 16, 2024, the Board of Directors authorized a $2.0 million share repurchase program valid for one year. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The repurchased shares are held as treasury stock. The authorized share repurchase program expired on December 16, 2025 and has not been extended as of the date of filing this Annual Report on Form 10-K.

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2025:

				Approximate Dollar Value
	Total Number of		Total Number of Shares	of Shares that May Yet Be
	Common Shares	Average Price	Purchased as Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Plan or Program	Plan or Program
	(in thousands, except shares and per share data)
October 1, 2025 through October 31, 2025	—	$—	—	$1,900
November 1, 2025 through November 30, 2025	—	$—	—	$1,990
December 1, 2025 through December 31, 2025	—	$—	—	$1,900
Total	—	$—	—	$1,900

Equity Compensation Plan Information

The following table outlines our Equity Compensation Plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Equity compensation plans 2020 Incentive Plan	523,000	$0.26	50,600
Equity compensation plans 2021 Incentive Plan	295,000	0.32	1,351,726

Equity compensation plans not approved by security holders:
2018 Incentive Plan	-	-	1,333
Equity compensation issued pursuant to individual compensation arrangements	1,697,421	2.51	-
Total	2,515,421	$3.09	1,403,659

ITEM 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including those relating to our liquidity, our expectations regarding the sufficiency of our cash and borrowing capacity to meet our working capital needs for the next 12 months, our expectations regarding acquisitions and new lines of business, gross profit, gross margins and capital expenditures. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will,” “would,” “plan,” “vision” and similar words are used to identify forward-looking statements.

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

This discussion should be read in conjunction with the other sections of this Report, including “Risk Factors,” “Description of Business” and the Financial Statements attached hereto pursuant and the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Executive Overview

NextPlat Corp operates through two primary business segments: e-Commerce Operations and Healthcare Operations. Our strategy is focused on expanding global e-Commerce distribution of satellite communication products and services while continuing to grow our healthcare platform through pharmacy services and healthcare data analytics solutions.

Our e-Commerce Operations segment distributes satellite communications equipment, connectivity solutions, and related services through proprietary websites and third-party marketplaces. These products enable voice, data, tracking, and emergency communications in remote environments where traditional terrestrial communications infrastructure may be unavailable or unreliable. We generate revenue primarily from the sale of satellite communication devices and related equipment, as well as recurring revenue from satellite airtime and connectivity service plans.

Our Healthcare Operations segment operates through Progressive Care LLC and its pharmacy and healthcare technology subsidiaries. This segment provides prescription pharmaceuticals, medication therapy management services, long-term care pharmacy support, and healthcare analytics solutions. The segment also participates in the federal 340B Drug Pricing Program through contract pharmacy arrangements, which contributes meaningfully to pharmacy segment margins.

2025 Operating Environment

During 2025, we continued to expand our global e-commerce distribution capabilities and healthcare services platform. Our operations were influenced by several factors, including evolving global supply chain conditions, inflationary pressures affecting product sourcing and logistics costs, and ongoing regulatory developments affecting healthcare reimbursement and pharmaceutical pricing.

In our e-Commerce segment, growth continues to be driven by increasing demand for satellite communications solutions among commercial enterprises, government organizations, and individual users operating in remote or infrastructure-limited environments. The expansion of global e-Commerce marketplaces has allowed us to broaden our international customer base while increasing the availability of our products across multiple geographic markets.

In our healthcare segment, pharmacy operations continue to focus on improving medication adherence among patients with chronic conditions, expanding long-term care pharmacy services, and increasing utilization of healthcare analytics and data management solutions provided through our ClearMetrX platform.

Results of Operations

During 2025, we continued to execute on our strategy of expanding our global e-Commerce distribution platform while maintaining our healthcare services operations. Our results for the year reflect modest growth in our e-Commerce segment and significant improvement in our overall net loss, despite lower revenues in our healthcare segment.

For the year ended December 31, 2025, we generated net revenues of approximately $54.3 million, compared with $66.1 million for year ended December 31, 2024, representing a decrease of approximately $11.8 million, or 18%, year over year. The decline in revenue was primarily attributable to a reduction of approximately $12.6 million in Healthcare Operations, largely reflecting lower pharmacy 340B contract revenue and reduced pharmacy prescription revenues during the year. These decreases were partially offset by continued growth in our e-Commerce Operations segment, where revenues increased by approximately $0.8 million, reflecting ongoing demand for satellite communications products and related connectivity services across our global e-commerce platforms.

Gross margins were approximately 20% for the year ended December 31, 2025, compared with 26% in 2024. The decrease in gross margin primarily reflects lower 340B contract revenues within the healthcare segment as well as higher airtime service costs in the e-Commerce segment following the expiration of a service provider airtime contract at the end of 2024.

Despite the decline in overall net revenues and gross margins, our operating performance improved significantly during 2025. Loss before other income decreased by approximately $14.0 million compared with the prior year, primarily due to the absence of significant non-recurring impairment charges that were recognized during 2024. As a result, net loss declined substantially year-over-year, reflecting improved operating efficiency and the non-recurrence of these impairment-related charges.

Liquidity, Capital Resources, and Strategic Focus

Our operations require significant working capital to support inventory purchases, pharmaceutical procurement, and the continued development of our technology platforms. While we have historically funded operations through a combination of available cash and equity issuances, we may require additional capital to support future growth initiatives, including potential acquisitions and expansion of our healthcare and e-commerce operations. Management continues to evaluate strategic alternatives and operational initiatives intended to strengthen our liquidity position and support long-term growth. Our strategy is focused on expanding our global e-Commerce distribution of satellite communications products and services while continuing to grow our healthcare platform through pharmacy services and healthcare analytics capabilities. We intend to pursue growth through a combination of organic expansion and selective acquisitions that complement our existing operations and enhance our technology-enabled service offerings.

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

Revenue Recognition and Unearned Revenue

e-Commerce Operations:

The Company recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Equipment sales revenue is recognized when the equipment is delivered to and accepted by the customer. Only equipment sales are subject to warranty. Historically, the Company has not incurred significant expenses for warranties. Equipment sales which have been prepaid before the goods are shipped are recorded as contract liabilities and once shipped and delivered is recognized as revenue. The Company also records as contract liabilities, certain annual plans for airtime, which are paid in advance. Once airtime services are incurred, they are recognized as revenue. Unbilled revenue is recognized for airtime plans whereby the customer is invoiced for its data usage the following month after services are incurred.

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

Healthcare Operations:

We recognize product revenue from prescriptions dispensed to patients (customers) at the time the drugs are physically delivered to a customer or when a customer picks up their prescription, which is the point in time when control transfers to the customer. 340B dispensing fees are a component of 340B contract revenue, which are recognized at the time the drugs are received by the patient, by either delivery or customer pick up. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization is obtained to ensure payment from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained electronically and a corresponding authorization number is issued by the customer’s insurance provider.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in business combinations, common stock warrants and options issued for services, net realizable value of accounts receivables and other receivables, the useful lives of property and equipment and intangible assets, assumptions used in determining the potential impairment of long-lived assets, including intangible assets and goodwill, the estimate of the fair value of the lease liability and related right of use assets, inventory reserve estimates, and the estimates of the valuation allowance on deferred tax assets and corporate income taxes.

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

Results of Operations

	Years Ended December 31,
	2025	2024	$ Change	% Change
Revenue, net	$54,322	$66,082	$(11,760)	(18)%
Cost of revenue	43,416	49,074	(5,658)	(12)%
Gross profit	10,906	17,008	(6,102)	(36)%
Operating expenses	19,906	40,033	(20,127)	(50)%
Loss before other income	(9,000)	(23,025)	14,025	(61)%
Other expense (income)	1,463	(570)	2,033	(357)%
Loss before income taxes	(10,463)	(22,455)	11,992	(53)%
Income taxes	—	(71)	71	(100)%
Net loss	(10,463)	(22,526)	12,063	(54)%
Deemed dividend	(1,249)	—	(1,249)	—%
Net loss attributable to non-controlling interest	—	9,100	(9,100)	(100)%
Net loss attributable to common stockholders	$(11,712)	$(13,426)	$1,714	(13)%

For the years ended December 31, 2025 and 2024, we recognized overall net revenue from operations of approximately $54.3 million and $66.1 million, an overall decrease of approximately $11.8 million for the year ended December 31, 2025, when compared to the year ended December 31, 2024, respectively. The decrease in revenue was primarily attributable to a decrease of approximately $12.6 million from Healthcare Operations, which was partially offset by an increase of approximately $0.8 million as from e-Commerce Operations.

Gross margins for the years ended December 31, 2025 and 2024 were approximately 20% and 26%, respectively. The decrease in gross margin was attributable to the overall decline in gross profit in both operating segments. The gross margin for Healthcare Operations decreased during 2025 to approximately 19% from 26% when compared to 2024 and was primarily attributable to the decrease in pharmacy 340B contract revenue. The gross margin for e-Commerce Operations decreased during 2025 to approximately 23% from 25% when compared to 2024 due to a service provider airtime contract that expired on December 31, 2024, which introduced new airtime costs beginning January 1, 2025, and temporary rate reductions for some customers affected by ongoing service interruptions.

Our loss before other income decreased by approximately $14.0 million for the year ended December 31, 2025, when compared to the year ended December 31, 2024, primarily as a result of the decrease in non-recurring impairment losses of approximately $13.7 million for the year ended December 31, 2024.

Revenue, net

Our net revenues were as follows (in thousands):

	Years Ended December 31,
	2025		2024
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
e-Commerce revenue	$14,608	27%	$13,791	21%	$817	6%
Pharmacy prescription and other revenue, net of PBM fees	35,704	66%	41,907	63%	(6,203)	(15)%
Pharmacy 340B contract revenue	4,010	7%	10,384	16%	(6,374)	(61)%
Revenues, net	$54,322	100%	$66,082	100%	$(11,760)	(18)%

Our net revenues consist of e-Commerce sales of satellite phones, tracking devices, accessories, and airtime plans; pharmacy prescription revenues; and pharmacy 340B contract revenues. For the year ended December 31, 2025, overall revenues were approximately $54.3 million compared to $66.1 million for the year ended December 31, 2024, a decrease of approximately $11.8 million or 17.8%.

Total e-Commerce revenues were approximately $14.6 million and $13.8 million for the years ended December 31, 2025 and 2024, respectively, an increase of approximately $0.8 million primarily due to an increase in airtime and hardware sales of approximately $0.4 million and a favorable foreign currency impact of approximately $0.4 million.

Total pharmacy prescription and other revenue, net of PBM fees, were approximately $35.7 million and $41.9 million for the years ended December 31, 2025 and 2024, respectively, a decrease of approximately $6.2 million. The decrease was attributable to the decrease in the number of total prescriptions filled of approximately $11.3 million, which was offset by the increase in reimbursement rates per prescription filled of approximately $5.1 million. During the year ended December 31, 2025, we filled approximately 374,000 prescriptions versus 473,000 in the prior year period. The decline in prescription volume during the current year period was influenced in part by the continued changes in provider relationships and shifts in patient flow due to insurance network adjustments or provider decisions to align with different pharmacy partners.

Pharmacy 340B contract revenue was approximately $4.0 million and $10.4 million for the years ended December 31, 2025 and 2024, respectively, a decrease of approximately $6.4 million, due to certain relationships transitioning to other pharmacy partners, some covered entities opened in-house pharmacies, and another covered entity no longer participates in the 340B program.

Operating Expenses

Our operating expenses were as follows (in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Selling, general and administrative	$6,043	$6,179	$(136)	(2)%
Salaries, wages and payroll taxes	10,707	13,303	(2,596)	(20)%
Impairment loss	—	13,653	(13,653)	(100)%
Professional fees	2,264	4,401	(2,137)	(49)%
Depreciation and amortization	540	788	(248)	(31)%
Intangible asset amortization	102	1,709	(1,607)	(94)%
Loss on settlement of litigation	250	—	250	—%
Total operating expenses	$19,906	$40,033	$(20,127)	(50)%

Total operating expenses for the year ended December 31, 2025 were approximately $19.9 million, a decrease of approximately $20.1 million or 50.3% from total operating expenses for the year ended December 31, 2024, of approximately $40.0 million. Factors contributing to the decrease are described below.

Selling, general and administrative expenses remained relatively consistent at approximately $6.0 million and $6.2 million for the year ended December 31, 2025 and 2024, respectively. The $0.2 million decrease was primarily due to a decrease in computer equipment purchases.

Salaries, wages and payroll taxes were approximately $10.7 million and $13.3 million for the years ended December 31, 2025 and 2024, respectively, a decrease of approximately $2.6 million or 19.5%. The decrease was attributable to the decrease of stock-based compensation for non-recurring grants fully vested of approximately $1.1 million, a decrease in executive compensation of approximately $0.4 million, and a decrease of approximately $1.1 million resulting from a reduction in total headcount.

No impairment loss was recognized during the year ended December 31, 2025. Impairment loss for the year ended December 31, 2024 of approximately $13.7 million was related to a goodwill impairment of approximately $0.7 million, long-lived assets, primarily intangible assets, impairment of approximately $12.8 million, and the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future of approximately $0.1 million.

Professional fees include expenses for legal fees, accounting services fees, consulting fees, and public company expenses. Professional fees were approximately $2.3 million and $4.4 million for the years ended December 31, 2025 and 2024, respectively, a decrease of approximately $2.1 million or 48.6%. The decrease was mainly attributable to the decrease in accounting services fees of approximately $0.2 million, a decrease in director fees of approximately $0.2 million, and a decrease in legal and consulting fees of approximately $1.7 million.

Depreciation and amortization was approximately $0.5 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

Intangible asset amortization was approximately $0.1 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively, a decrease of approximately $1.6 million or 94.0%. The decrease was attributable to the decrease in the carrying amount of intangible assets when compared to the prior year period. Intangible assets related to our Healthcare Operations were fully impaired throughout the year ending December 31, 2024. Intangible assets, net as of December 31, 2025 were related to our e-Commerce Operations due to the Outfitter acquisition in April 2024.

Loss on settlement of litigation was approximately $0.3 million for the year ended December 31, 2025 - for further information regarding litigations see “Note 20. Commitments and Contingencies” included in the Notes to Consolidated Financial Statements.

Total Other (Expense) Income

Our total other (expense) income changed by approximately $2.0 million for the year ended December 31, 2025 when compared to the same period in 2024. The change was primarily due to a loss on sale or disposal of property and equipment recognized in the amount of approximately $0.2, compared to a gain on sale or disposal of property and equipment in the amount of approximately $0.1 million in the prior year period; a decrease in interest earned of approximately $0.4 million due to the decrease in cash on hand; a contingent loss on settlement of litigation of approximately $1.8 million; an asset write-off of approximately $0.1 million in the prior year period; and a favorable change in foreign currency rates of approximately $0.3 million.

Net Loss

We recorded net losses of approximately $10.5 million and $22.5 million for the years ended December 31, 2025 and 2024, respectively. The change in the net loss was a result of the factors described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of December 31, 2025, we had a cash balance of approximately $13.7 million. Our working capital was approximately $15.0 million at December 31, 2025. Our principal uses of cash include (i) purchases of pharmaceutical inventory and e-Commerce product inventory, (ii) operating expenses, including payroll, professional services, and public company expenses, (iii) technology development and platform investments, and (iv) potential acquisitions and strategic investments. We continue to closely monitor our cash position and operating expenditures. In response to recent trends and in alignment with our long-term strategic goals, we continue to implement a series of cost reduction measures aimed at improving operational efficiency and preserving liquidity. These measures include optimizing our delivery process and renegotiating certain vendor agreements. While we remain committed to investing in key growth initiatives, we are prioritizing financial discipline to ensure we maintain adequate liquidity to support ongoing operations and strategic objectives. In addition, management is exploring various options with respect to strategic alternatives to diversify our business operations, including opportunities in additional services, joint ventures, and other collaborative structures.

As of the date of filing this Annual Report on Form 10-K, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Our long-term cash requirements (beyond the next 12 months from filing this Annual Report on Form 10-K) include lease obligations, note payable obligations, and potential capital investments in technology development and strategic acquisitions. We anticipate funding these long-term requirements through cash generated from operations, available cash on hand, and, if necessary, proceeds from future equity or debt financings. We do not have any material commitments for capital expenditures as of December 31, 2025.

The following table summarizes our cash flows (in thousands):

	Years Ended December 31,
	2025	2024
Net change in cash from:
Operating activities	$(6,130)	$(5,464)
Investing activities	163	(953)
Financing activities	(225)	72
Effect of exchange rate on cash	(59)	(2)
Change in cash	(6,251)	(6,347)
Cash at end of year	$13,709	$19,960

Cash Flow from Operating Activities

Net cash used in operating activities totaled approximately $6.1 million and $5.5 million for the years ended December 31, 2025 and 2024, respectively, and changed by approximately $0.7 million period-over-period. The unfavorable change of approximately $0.7 million was primarily attributable to the following:

●	an increase in cash received from e-Commerce Operations of approximately $5.3 million due to year-over-year revenue increase;
●	a decrease in cash received from Healthcare Operations of approximately $17.6 million due to year-over-year revenue decrease;
●	a decrease in cash received from interest income and other sources of approximately $0.4 million;
●	a decrease in cash paid for inventory purchases and other costs of revenue of approximately $1.8 million;
●	a decrease in cash paid for salaries and related expenses of approximately $1.1 million due to the decrease in executive compensation and decreased headcount;
●	a decrease in cash paid for other recurring operating expenses of approximately $6.5 million due to the timing of payables and decreases in general legal and consulting fees; and
●	a decrease in cash paid for other non-recurring expenses of approximately $2.6 million due to litigation matters and merger costs in the prior year period.

Cash Flow from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was approximately $0.2 million, and was attributable to sales of vehicles for our Healthcare Operations delivery fleet. Net cash used in investing activities for the year ended December 31, 2024 was approximately $1.0 million, primarily attributable to the acquisition of Outfitter.

Cash Flow Financing Activities

Net cash used in financing activities was approximately $0.2 million for the year ended December 31, 2025, primarily attributable to the repayment of notes payable and repurchases of common shares. Net cash provided by financing activities was approximately $0.1 million for the year ended December 31, 2024, primarily attributable to the repayment of notes payable, offset by capital contributions received.

Share Repurchase Program

On December 16, 2024, our Board of Directors authorized a $2.0 million share repurchase program valid for one year. We may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. We are not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the year ended December 31, 2025, we repurchased approximately $0.1 million of common stock and had approximately $1.9 million remaining under the share repurchase program as of that date. The repurchased shares are held as treasury stock. The authorized share repurchase program expired on December 16, 2025 and has not been extended as of the date of filing this Annual Report on Form 10-K.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosure” (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements primarily relating to the rate reconciliation and income taxes paid. This includes a tabular reconciliation using both percentages and reporting currency amounts, covering various tax and reconciling items, and disaggregated summaries of income taxes paid during the period. ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this accounting standard update effective January 1, 2025 and did not have an impact on the Company’s financial condition, results of operations, or cash flows.

Accounting Pronouncements Issued but not yet Adopted

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which is intended to clarify and improve the guidance in Topic 270, Interim Reporting. The amendments clarify the applicability of interim reporting guidance, the types of interim reporting, the form and content of interim financial statements and notes prepared in accordance with U.S. GAAP, and establish a principle for disclosing events and changes since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities, with early adoption permitted. The Company has not yet adopted ASU 2025-11 and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which includes numerous amendments across a broad range of Topics to clarify existing guidance, correct errors, and otherwise improve the usability and consistency of the Accounting Standards Codification. Key areas addressed include clarifications to the diluted earnings per share calculation when a loss from continuing operations exists, clarification of disclosure requirements for lease receivables arising from certain leases, revisions to the reference amount for beneficial interests, and other technical improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company does not expect the adoption of ASU 2025-12 to have a material impact on its consolidated financial statements.

Income Tax Legislation

On July 4, 2025, the United States enacted the OBBBA, which included amendments to certain provisions of the Internal Revenue Code. OBBBA included provisions that affect research and development expenditures, bonus depreciation, the Section 163(j) business interest expense limitation, and the calculation of the Corporate Alternative Minimum Tax. In addition, the OBBBA imposes a 1% excise tax on certain stock repurchases, which is accounted for as a non-income tax expense and recognized within operating expenses when incurred.

In accordance with ASC 740, the Company evaluated, at the enactment date, the impact of the legislation on its income tax accounting, including the measurement of deferred tax assets and deferred tax liabilities and valuation allowance.  Because the Company maintains a full valuation allowance against its net deferred tax assets, the enactment of the OBBBA did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of December 31, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. This conclusion was primarily due to the material weaknesses in our internal control over financial reporting described below.

(b) Inherent Limitation on Controls. Management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Accordingly, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

(c) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Previously Identified Material Weakness - Inventory Valuation (Remediated)

As previously disclosed, we identified a material weakness related to controls over the valuation of inventory during 2024. This material weakness resulted from deficiencies in the design and operations of controls over net realizable value (“NRV”) assessments, including insufficient formal policies, inadequate review controls, and limitation in the accuracy and completeness of data used in valuation analyses. During the year ended December 31, 2025, we implemented enhances controls including (i) formalized policies and procedures to perform comprehensive NRV assessments for inventory at each reporting period; (ii) quarterly documented review controls performed by senior management to evaluate the accuracy and completeness of NRV calculations; and (iii) improvements to the accuracy and reliability of pricing and cost data used in NRV calculations by integrating reliable internal tracking mechanisms. Based on management’s evaluation, including the operations of these controls for a sufficient period of time, management concluded that this material weakness was remediated as of December 31, 2025.

Material Weakness - Accounting Estimate of PBM Performance Bonus Receivable (Unremediated)

As of December 31, 2025, management identified a material weakness related to the accounting for the estimation and recording of a performance-based bonus receivable recorded at December 31, 2024 in connection with incentive arrangements with pharmacy benefit managers (“PBMs”). This material weakness resulted from deficiencies in the design and operations of controls over significant accounting estimates, including the development and review of assumptions and inputs used to estimate performance-based receivables.

Material Weakness - PIPE Warrant Modification (Unremediated)

As of December 31, 2025, management identified a material weakness related to the accounting for the valuation of the modification of certain PIPE warrants. This material weakness resulted from deficiencies in the design and operation of controls over the identification, evaluation, and accounting for modifications of equity-linked financial instruments. Specifically, the Company did not maintain effective controls to ensure (i) timely identification of warrant modifications, (ii) appropriate evaluation of the accounting implications of such modifications, including the determination of whether the modification should be accounted for as an equity or liability transaction, and (iii) accurate valuation of the modified warrants using appropriate valuation techniques and assumptions. In addition, the Company lacked sufficient technical accounting expertise to appropriately evaluate complex and non-routine transactions involving equity-linked instruments.

Remediation Plans

Management is committed to improving its internal control over financial reporting and remediating the material weaknesses described above as quickly as possible. Management has outlined a remediation plan to ensure that the control deficiencies are remediated. Management will continue to evaluate the design and operating effectiveness of the controls. The material weaknesses will not be considered remediated until the controls have operated effectively for a sufficient period of time and management has completed testing to conclude that the controls are effective.

Accounting Estimate of PBM Performance Bonus Receivable

To address the material weakness related to the estimation of performance-based bonus receivables, management has initiated the following actions: (i) establishing a standardized quarterly process for estimating performance-based bonus receivables, including documented estimates retrieved timely from third-party adherence data and performance metrics and (ii) designing and implementing documented review controls performed by senior management to evaluate the reasonableness of the estimate.

PIPE Warrant Modification

To address the material weakness related to the accounting for the valuation of the modification of certain PIPE warrants, specifically the extension of expiration dates, management has initiated the following actions: (i) establishing controls to ensure timely identification of modifications to outstanding warrants, including enhanced coordination and communication protocols between finance, legal, and executive management when contractual terms are amended; (ii) implementing valuation controls requiring the preparation of detailed valuation analyses for modified warrants; (iii) engaging qualified third-party valuation specialists to assist in the valuation of warrant modifications and to support management’s accounting conclusions for complex or non-routine transactions; and (iv) designing and implementing documented review controls performed by individuals with appropriate technical expertise to evaluate classification conclusions, valuation methodologies and assumptions, and the completeness and accuracy of financial statement impacts.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules from the SEC that permit us to provide only management’s report in this annual report.

(d) Changes in Internal Control Over Financial Reporting. Other than the material weaknesses and the remediation plans described above, there were no other changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the Amendment, the exercise period of each Warrant was extended by twenty-four (24) months, such that the Warrants will now expire on December 14, 2027, instead of December 14, 2025.  All other terms and conditions of the Warrants remain unchanged and in full force and effect. The Company determined the modification resulted in an incremental increase in fair value of the warrants of approximately $1.2 million, calculated using the Black-Scholes model immediately before and after the change. As the modification was considered an inducement to holders to retain their investment, the incremental value of $1.2 million was recognized as a reduction of additional paid-in capital and recorded as a deemed dividend, impacting net income attributable to common stockholders for the year ended December 31, 2025. The modified warrants remain classified as equity instruments in stockholders’ equity.

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

On November 7, 2025, Progressive Care entered into a Settlement Agreement (the “Settlement Agreement”) with the Claimant to resolve all disputes related to the employment and the arbitration proceeding. Pursuant to the Settlement Agreement, Progressive Care paid the Claimant a total sum of $150,000 within seven days of execution. In addition, Progressive Care transferred to the Claimant 128,205 shares of NextPlat common stock valued at $100,000. The Settlement Agreement provides the Claimant with a one-time reverse stock-split protection mechanism, whereby, if the aggregate value of the transferred shares declines by more than 20% within sixty calendar days following a reverse stock split, Progressive Care will issue additional shares of NextPlat common stock to the Claimant to restore the aggregate value to the pre-split level, with such shares to be issued within ten days after the sixty-day period.

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

In addition, the Settlement Agreement provides that simultaneously with the execution of the Settlement Agreement, the parties entered into a one year Consulting Agreement pursuant to which Progressive Care engaged the Claimant as a consultant with an annual base fee of $150,000. Pursuant to the Consulting Agreement, the Claimant will also be eligible for incentive compensation for a percentage of new gross revenue with positive gross margins generated by the pharmacy’s long-term care business and gross collections from 340B eligible business generated by the Claimant.

A copy of the Settlement Agreement is filed with this Form 10-K as Exhibit 10.40 and is incorporated herein by reference. The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the full text thereof.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Item 5 of this Form 10-K regarding our Equity Compensation Plans is incorporated herein by reference. The remainder of the information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K.

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

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).
4.3	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).
4.5	Form of Warrant Agreement issued in offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022)
4.6	Form of Placement Agent Warrant Agreement issued in offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022)
4.7	Form of Universal Amendment to PIPE Warrants, dated as of November 5, 2025, by and among the Company and various holders of the PIPE Warrants (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2025).
10.1+	David Phipps Employment Agreement (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 11, 2021).
10.2+	2020 Equity Incentive Plan (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 31, 2021).
10.3	Debenture by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21,2020).
10.4

Coronavirus Business Interruption Loan Agreement by and among Global Telesat Communications LTD and HSBC UK BANK PLC, dated July 16, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2020).

10.5+	David Phipps Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021).

10.6+	Form of Director Offer Letter (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 7, 2021).
10.7+	Hector Delgado Independent Director Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).
10.8+	Louis Cusimano Independent Director Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).
10.9+	David Phipps Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).
10.10	Alibaba.com Supplemental Services Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
10.11	Alibaba.com Transaction Services Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
10.12	Alibaba.com Terms of Use (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
10.13+	Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).
10.14+

Director Services Agreement, dated January 11, 2022, between Orbsat Corp and Rodney Barreto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2022).

10.15+	Orbsat Corp Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).
10.16+	Orbsat Corp 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2021).
10.17

Employment Agreement, dated as of November 7, 2022, by and between the Company and Robert Bedwell (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.18+

Stock Option Agreement dated December 5, 2022, and effective as of November 7, 2022, by and between the Company and Robert Bedwell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed on December 5, 2022).

10.19	Merchant Sourcing Agreement, dated as of April 20, 2023, by and between the Company and Alibaba.com Singapore E-Commerce Private Limited, a company organized under the laws of Singapore* (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2023)
10.20	Promissory Note, dated July 7, 2023, in the original principal amount of $250,000 made by Next Borough Capital Management to the order of NextPlat Corp. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023).
10.21	Distribution Agreement, dated as of October 12, 2023, by and between OPKO Health Spain, S.L.U. and NextPlat Corp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2023).
10.22+	Employment Agreement, dated as of August 11, 2024, by and between the Company and David Phipps (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024).
10.23+	Amended Director Agreement, dated as of October 1, 2024, by and between the Company and Hector Delgado (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on March 24, 2025).
10.24+	Independent Director Agreement, dated as of October 1, 2024, by and between the Company and Douglas Ellenoff (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on March 24, 2025).
10.25+

Independent Director Agreement, dated as of October 1, 2024, by and between the Company and Anthony Armas (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on March 24, 2025).

10.26+	Director Agreement, dated as of August 13, 2025, by and between the Company and Lauren Sturges Fernandez (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2025).
10.27†	Settlement Agreement, dated November 7, 2025, by and between Progressive Care, LLC and Claimant (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2025.
10.28+	Employment Agreement, dated as of January 9, 2026, between NextPlat Corp and Amanda Ferrio (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on January 13, 2026) .
10.29+	David Phipps Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Commission on October 3, 2024).
10.30+	Amendment No. 1 to David Phipps Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the Commission on October 3, 2024).
10.31+	Consulting Agreement, dated as of December 1, 2025, by and between NextPlat Corp and Barreto Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2025).
19.1	Insider Trading Policy
21.1	Subsidiaries of NextPlat Corp.
23.1	Consent of RBSM LLP.
31.1	Certification of Principal Executive Officer, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 11, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2026	NEXTPLAT CORP

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Amanda Ferrio
Amanda Ferrio
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Phipps	Chief Executive Officer and President, Director	March 31, 2026
David Phipps	(Principal Executive Officer)

/s/ Amanda Ferrio	Chief Financial Officer	March 31, 2026
Amanda Ferrio	(Principal Financial and Accounting Officer)

/s/ Rodney Barreto	Chairman	March 31, 2026
Rodney Barreto

/s/ Douglas S. Ellenoff	Vice Chairman	March 31, 2026
Douglas Ellenoff

/s/ Hector Delgado	Director	March 31, 2026
Hector Delgado

/s/ Anthony Armas	Director	March 31, 2026
Anthony Armas

/s/ Lauren Sturges Fernandez	Director	March 31, 2026
Lauren Sturges Fernandez

NEXTPLAT CORP AND SUBSIDIARIES

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NextPlat Corp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NextPlat Corp and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex auditor judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY
March 31, 2026 PCAOB ID Number 587

NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value data)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$13,709	$19,960
Accounts receivable, net	4,014	4,895
Receivables - other	1,930	1,331
Inventory, net	3,396	4,881
Unbilled revenue	292	237
VAT receivable	352	371
Prepaid expenses	463	404
Total Current Assets	24,156	32,079

Property and equipment, net	2,505	3,407

Goodwill	156	156
Intangible assets, net	422	524
Operating right-of-use assets, net	189	812
Finance right-of-use assets, net	—	5
Deposits	37	94
Total Other Assets	804	1,591
Total Assets	$27,465	$37,077

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$8,265	$7,230
Contract liabilities	193	89
Notes payable	416	380
Due to related party	82	48
Operating lease liabilities	158	404
Finance lease liabilities	—	5
Income taxes payable	12	54
Total Current Liabilities	9,126	8,210

Long Term Liabilities
Notes payable, net of current portion	876	1,032
Operating lease liabilities, net of current portion	41	438
Total Liabilities	10,043	9,680

Commitments and Contingencies	—	—

Equity
Preferred stock ($0.0001 par value; 3,333,333 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.0001 par value; 50,000,000 shares authorized; 26,767,882 and 25,963,051 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	3	3
Additional paid-in capital	77,586	75,697
Accumulated deficit	(60,063)	(48,351)
Accumulated other comprehensive loss	(118)	(66)
Treasury stock (at cost, 130,549 shares at December 31, 2025 and no shares at December 31, 2024, respectively)	(100)	—
Equity attributable to common stockholders	17,308	27,283
Equity attributable to noncontrolling interests	114	114
Total Equity	17,422	27,397

Total Liabilities and Equity	$27,465	$37,077

See accompanying notes to consolidated financial statements.

  NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2025	2024
Sales of products, net	$49,665	$55,540
Revenues from services	4,657	10,542
Revenue, net	54,322	66,082

Cost of products	43,374	49,033
Cost of services	42	41
Cost of revenue	43,416	49,074

Gross profit	10,906	17,008

Operating expenses:
Selling, general and administrative	6,043	6,179
Salaries, wages and payroll taxes	10,707	13,303
Impairment loss	—	13,653
Professional fees	2,264	4,401
Depreciation and amortization	540	788
Intangible asset amortization	102	1,709
Loss on settlement of litigation	250	—
Total operating expenses	19,906	40,033

Loss before other (income) expense	(9,000)	(23,025)

Other (income) expense:
Loss (gain) on sale or disposal of property and equipment	213	(94)
Interest expense	64	81
Interest earned	(358)	(731)
Contingent loss on settlement of litigation	1,750	—
Asset write-off	—	111
Other income	—	(2)
Foreign currency exchange rate variance	(206)	65
Total other expense (income)	1,463	(570)

Loss before income taxes	(10,463)	(22,455)

Income taxes	—	(71)
Net loss	(10,463)	(22,526)

Deemed dividend	(1,249)	—
Net loss attributable to non-controlling interest	—	9,100
Net loss attributable to common stockholders	$(11,712)	$(13,426)

Comprehensive loss:
Net loss	$(10,463)	$(22,526)
Foreign currency loss	(52)	(3)
Comprehensive loss	$(10,515)	$(22,529)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,712)	$(13,426)
Weighted number of common shares outstanding – basic and diluted	26,535	20,614

Basic and diluted loss per share	$(0.44)	$(0.65)

See accompanying notes to consolidated financial statements.

  NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED December 31, 2025 AND 2024

(In thousands, except par value)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	$0.0001 Par Value		Paid-in	Accumulated	Comprehensive	Cost		Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2023	18,725	$2	$67,170	$(34,925)	$(63)	—	$—	$32,184	$15,903	$48,087
Stock-based compensation in connection with options granted	—	—	455	—	—	—	—	455	—	455
Stock-based compensation in connection with restricted stock awards	220	—	772	—	—	—	—	772	405	1,177
Capital contribution of noncontrolling interests	-	—	—	—	—	—	—	—	122	122
Issuance of common stock related to exercise of warrants	48	—	85	—	—	—	—	85	—	85
Issuance of common stock related to Progressive Care Merger	6,970	1	7,215	—	—	—	—	7,216	(7,216)	-
Comprehensive loss	—	—	—	—	(3)	—	—	(3)	—	(3)
Net loss	—	—	—	(13,426)	—	—	—	(13,426)	(9,100)	(22,526)
Balance, December 31, 2024	25,963	3	75,697	(48,351)	(66)	—	—	27,283	114	27,397
Stock-based compensation in connection with options granted	—	—	11	—	—	—	—	11	—	11
Stock-based compensation in connection with warrants granted	—	—	44	—	—	—	—	44	—	44
Stock-based compensation in connection with restricted stock awards	805	—	585	—	—	—	—	585	—	585
Shares repurchased	—	—	—	—	—	(131)	(100)	(100)	—	(100)
Comprehensive loss	—	—	—	—	(52)	—	—	(52)	—	(52)
Deemed dividend	—	—	1,249	(1,249)	—	—	—	—	—	—
Net loss	—	—	—	(10,463)	—	—	—	(10,463)	—	(10,463)
Balance, December 31, 2025	26,768	$3	$77,586	$(60,063)	$(118)	(131)	$(100)	$17,308	$114	$17,422

See accompanying notes to consolidated financial statements.

  NEXTPLAT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from e-Commerce Operations revenue	$18,813	$13,544
Cash received from Healthcare Operations revenue	39,638	57,282
Cash received from interest income	358	987
Cash received from other sources	245	94
Cash paid for inventory purchases and other costs of revenue	(47,017)	(48,863)
Cash paid for salaries and related expenses	(10,310)	(11,441)
Cash paid for other recurring operating expenses	(6,919)	(13,412)
Cash paid for other non-recurring expenses and merger costs	(839)	(3,418)
Cash paid for interest expense	(64)	(81)
Cash paid for income taxes	(35)	(156)
Net cash used in operating activities	(6,130)	(5,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71)	(189)
Proceeds from sale or disposal of property and equipment	234	94
Cash acquired in acquisition of Outfitter Satellite subsidiary	—	236
Cash paid in acquisition of Outfitter Satellite subsidiary	—	(1,094)
Net cash provided by (used in) investing activities	163	(953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(120)	(111)
Acquisition of issued common stock held in treasury	(100)	—
Payments on finance lease liabilities	(5)	(24)
Proceeds from exercise of warrants	—	85
Capital contribution of non-controlling interest	—	122
Net cash (used in) provided by financing activities	(225)	72

Effect of exchange rate on cash	(59)	(2)

Net decrease in cash	(6,251)	(6,347)
Cash beginning of year	19,960	26,307
Cash end of year	$13,709	$19,960

Reconciliation of net loss to cash flow used by operating activities
Net loss	$(10,463)	$(22,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	535	768
Change in allowance for credit losses	(101)	(131)
Change in inventory reserve	21	379
Amortization of intangible assets	102	1,709
Amortization of right-of-use assets - operating leases	396	325
Amortization of right-of-use assets - finance leases	5	20
Write-off of right-of-use asset	—	111
Impairment loss	—	13,653
Stock-based compensation	640	1,632
Loss (gain) on sale or disposal of property and equipment	213	(94)
Change in operating assets and liabilities:
Accounts receivable	383	4,745
Inventories	1,464	12
Unbilled revenue	(55)	(48)
Prepaid expense	(59)	309
Other assets	—	256
Deposits	57	(55)
VAT receivable	19	(29)
Accounts payable and accrued expenses	1,173	(6,035)
Operating lease liabilities	(522)	(427)
Income taxes payable	(42)	(85)
Contract liabilities	104	47
Net cash used in operating activities	$(6,130)	$(5,464)

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

e-Commerce Operations:

The Company operates three main e-Commerce websites as well as 25 third-party e-Commerce storefronts on platforms such as Alibaba, Amazon, Mercado Libre, and Walmart. These e-Commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. Additionally, we provide a comprehensive array of satellite enabled communication services and related equipment sales.

Our wholly owned subsidiary, Global Telesat Communications Limited (“GTC”), was formed under the laws of England and Wales in 2008. GTC provides e-Commerce and satellite-enabled communication services on a global basis.

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

Pharmco pharmacies deliver prescriptions to Florida’s diverse population and currently holds Florida Community Pharmacy Permits at all Florida pharmacy locations. Pharmco 901 is a pharmacy located in Hallandale Beach, Florida, and is licensed as a non-resident pharmacy in the following states: Arizona, Colorado, Connecticut, Georgia, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, and Utah.

Pharmco 1002 is a pharmacy located in Palm Springs, Florida that provides pharmacy services to Palm Beach, St. Lucie and Martin Counties, Florida. Progressive acquired all the ownership interests in Pharmco 1002 in a purchase agreement entered into on July 1, 2018.

FPRX is a pharmacy with locations in North Miami Beach and Orlando, Florida that provides pharmacy services to Miami-Dade County, Broward County, the Orlando/Tampa corridor, and the Treasure Coast of Florida. Progressive acquired all the ownership interests in FPRX in a purchase agreement entered into on June 1, 2019.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Effective January 1, 2025, the Company early adopted Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, on a retrospective basis, which resulted in reclassifications of certain expenses in the prior year period to conform to the current year presentation within cost of services, selling, general and administrative, salaries, wages and payroll taxes, and depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Loss. The reclassification of these certain expenses did not impact net loss for the prior year period.

Correction of Immaterial Misstatement

During the year ended December 31, 2025, the Company recorded an adjustment to correct an error in estimate to its previously issued financial statements regarding performance bonus revenue in the amount of approximately $0.6 million. As of December 31, 2024, the Company understated receivables - other and sales of products by approximately $0.6 million. Although the Company revised the financial statements for the period ended December 31, 2024, based on an analysis of ASC 250 “Accounting Changes and Error Corrections”, Staff Accounting Bulletin 99 “Materiality”, and Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, the Company has determined that this error was not material to the previously issued financial statements. Any corrections from the 2024 period that were made in the year ended December 31, 2025 were not material.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the periods then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in business combinations, common stock warrants and options issued for services, net realizable value of accounts receivables and other receivables, the useful lives of property and equipment and intangible assets, assumptions used in determining the potential impairment of long-lived assets, including intangible assets and goodwill, the estimate of the fair value of the lease liability and related right-of-use assets, inventory reserve estimates, and the estimates of the valuation allowance on deferred tax assets and corporate income taxes.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company are described below.

Segment Reporting

The Company evaluated segment reporting in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, and concluded that the Company is comprised of two operating segments. This conclusion is based on the discrete operating results regularly reviewed by the chief operating decision maker (“CODM”) to assess the performance of the business and to make resource allocations. These two operating segments also represent our two reportable segments: (i) e-Commerce Operations and (ii) Healthcare Operations.

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

Cash

The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000, approximately $1.1 million, are uninsured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at amounts expected to be collected and primarily consist of amounts due from invoiced sales and reimbursements from third-party PBMs, insurance providers, and contracted facilities, based on contracted prices. Trade accounts receivable are unsecured and require no collateral. The Company maintains an allowance for credit losses based on its estimate of expected credit losses. The estimate is based on historical loss experience, current economic conditions, and reasonable and supportable forecasts, and considers factors such as the aging of receivables, payor mix, and specific customer credit risk characteristics. The Company periodically reviews the adequacy of the allowance through review of past due accounts and other relevant factors. Accounts receivable balances are written off against the allowance for credit losses when they are deemed uncollectible and all reasonable collection efforts have been exhausted.

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, GTC, are maintained using the appropriate local currency, Great British Pound (“GBP”), as the functional currency. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Operations and Comprehensive Loss.

	As of December 31, 2025	As of December 31, 2024
Closing rate $USD to GBP	$1.35	$1.26
Quarterly average rate $USD to GBP	$1.33	$1.28
Yearly average rate $USD to GBP	$1.32	$1.28

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Recognition, Unbilled Revenue, and Contract Liabilities

e-Commerce Operations:

The Company recognizes revenue from satellite services when earned, as services are rendered or delivered to customers. Equipment sales revenue is recognized when the equipment is delivered to the customer. Only equipment sales are subject to warranty. Historically, the Company has not incurred significant expenses for warranties. Equipment sales which have been prepaid, before the goods are shipped are recorded as contract liabilities and once shipped and delivered are recognized as revenue. The Company also records as contract liabilities, certain annual plans for airtime, which are paid in advance. Once airtime services are incurred, they are recognized as revenue. Unbilled revenue is recognized for airtime plans whereby the customer is invoiced for its data usage the following month after services are incurred.

The Company’s customers generally purchase a combination of our products and services as part of a multiple element arrangement. The Company’s assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment. This assessment has a significant impact on the amount and timing of revenue recognition.

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Contract liabilities are shown separately in the consolidated balance sheets as current liabilities. At December 31, 2025, we had contract liabilities of approximately $0.2 million. At December 31, 2024, we had contract liabilities of approximately $0.1 million.

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

The Company recognizes product revenue from prescriptions dispensed to patients (customers) at the time the drugs are physically delivered to a customer or when a customer picks up their prescription, which is the point in time when control transfers to the customer. 340B dispensing fees are a component of 340B contract revenue, which are recognized at the time the drugs are received by the patient, by either delivery or customer pick up. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization is obtained to ensure payment from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained electronically and a corresponding authorization number is issued by the customer’s insurance provider. The Company is the agent in all of the 340B pharmacy dispensing service agreements transactions with 340B covered entities and not the principal in the transactions. Thus, the Company only recognizes its net fee for the prescription dispensing transactions and not the gross billing and cost of goods sold for the drugs dispensed.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cost of Products and Services

Cost of revenue consists primarily of materials, airtime and overhead costs incurred internally and amounts incurred to contract manufacturers to produce our products, airtime and other implementation costs incurred to install our products and train customer personnel, and customer service and third-party original equipment manufacturer costs to provide continuing support to our customers. There are certain costs which are deferred and recorded as prepaids, until such revenue is recognized. Refer to revenue recognition above as to what constitutes deferred revenue.

Shipping and handling costs are included as a component of costs of product in the Company’s Consolidated Statements of Operations and Comprehensive Loss because the Company includes in revenue the related costs that the Company bills its customers.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense was approximately $0.2 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, comprised of property and equipment, right-of-use assets, and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the carrying amount of the asset group is compared to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. As of December 31, 2025, there were no indications that the carrying amounts of our long-lived assets exceeded their respective fair values. The Company recorded an impairment loss on long-lived assets for the Healthcare Operations segment, related to intangible assets, in the amount of approximately $12.8 million for the year ended December 31, 2024.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of ASC Topic 718, Compensation - Stock Compensation, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC Topic 740-10, Accounting for Income Taxes (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leases

Effective  January 1, 2019, the Company accounts for its leases under ASC Topic 842, Leases. Under this guidance, the Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. Arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

Related Party Transactions

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party - see Note 22.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, (“ASU 2024-03”), which is intended to enhance transparency into the nature and function of expenses. The amendments to Subtopic 220-40 require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and selling expense. The Company early adopted this ASU, effective January 1, 2025, on a retrospective basis. The amendments are presentation matter revisions and did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosure” (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements primarily relating to the rate reconciliation and income taxes paid. This includes a tabular reconciliation using both percentages and reporting currency amounts, covering various tax and reconciling items, and disaggregated summaries of income taxes paid during the period. ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this accounting standard update effective January 1, 2025 and did not have an impact on the Company’s financial condition, results of operations, or cash flows.

Accounting Pronouncements Issued but not yet Adopted

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which is intended to clarify and improve the guidance in Topic 270, Interim Reporting. The amendments clarify the applicability of interim reporting guidance, the types of interim reporting, the form and content of interim financial statements and notes prepared in accordance with U.S. GAAP, and establish a principle for disclosing events and changes since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities, with early adoption permitted. The Company has not yet adopted ASU 2025-11 and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which includes numerous amendments across a broad range of Topics to clarify existing guidance, correct errors, and otherwise improve the usability and consistency of the Accounting Standards Codification. Key areas addressed include clarifications to the diluted earnings per share calculation when a loss from continuing operations exists, clarification of disclosure requirements for lease receivables arising from certain leases, revisions to the reference amount for beneficial interests, and other technical improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company does not expect the adoption of ASU 2025-12 to have a material impact on its consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Tax Legislation

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), which included amendments to certain provisions of the Internal Revenue Code. OBBBA included provisions that affect research and development expenditures, bonus depreciation, the Section 163(j) business interest expense limitation, and the calculation of the Corporate Alternative Minimum Tax. In addition, the OBBBA imposes a 1% excise tax on certain stock repurchases, which is accounted for as a non-income tax expense and recognized within operating expenses when incurred.

In accordance with ASC 740, Income Taxes, the Company evaluated at the enactment date the impact of the legislation on its income tax accounting, including the measurement of deferred tax assets and deferred tax liabilities and valuation allowance.  Because the Company maintains a full valuation allowance against its net deferred tax assets, the enactment of the OBBBA did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2025.

Subsequent Events

The Company has evaluated subsequent events through the date of this filing, the date the consolidated financial statements were available to be issued. Management has determined that there are no subsequent events that require recognition or disclosure in the consolidated financial statements.

Note 4. Liquidity, Going Concern, and Management's Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and historically generated negative operating cash flows. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements.

Management has evaluated plans intended to mitigate these conditions, including expanding the Company’s long-term care pharmacy operations, increasing 340B contract pharmacy revenue, continuing the development of institutional medication fulfillment contracts, and optimizing operational efficiencies. Based on management’s projections of operating results and cash flows, the Company’s current liquidity position, and management’s evaluation of its plans, management believes it is probable that these plans will be effectively implemented and will mitigate the conditions that initially raised substantial doubt about the Company’s ability to continue as a going concern.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●

Cash, accounts receivable, receivables other, accounts payable and accrued liabilities, and contract liabilities: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Revenue

The following table disaggregates net revenues by categories (in thousands):

	Year Ended December 31, 2025
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$14,608	$—	$14,608
Pharmacy prescription and other revenue, net of PBM fees	—	35,704	35,704
Pharmacy 340B contract revenue	—	4,010	4,010
Revenues, net	$14,608	$39,714	$54,322

	Year Ended December 31, 2024
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$13,791	$—	$13,791
Pharmacy prescription and other revenue, net of PBM fees	—	41,907	41,907
Pharmacy 340B contract revenue	—	10,384	10,384
Revenues, net	$13,791	$52,291	$66,082

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

	Years Ended December 31,
	2025	2024
Net loss attributable to common stockholders	$(11,712)	$(13,426)

Basic weighted average common shares outstanding	26,535	20,614
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	26,535	20,614

Basic weighted average loss per common share	$(0.44)	$(0.65)
Diluted weighted average loss per common share	$(0.44)	$(0.65)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Stock options	—	13
Common stock purchase warrants	—	—
	—	13

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Gross accounts receivable – trade	$4,054	$5,036
Less: allowance for credit losses	(40)	(141)
Accounts receivable – trade, net	$4,014	$4,895

The Company decreased the allowance for credit losses in the amount of approximately $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Accounts receivable - trade, net for the Company as of January 1, 2024 was approximately $8.9 million.

Note 9. Receivables - Other

Receivables - other consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Performance bonuses	$1,369	$1,187
Customers	472	115
Other	89	29
	$1,930	$1,331

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Inventory

Inventory, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Finished goods	$3,814	$5,320
Less reserve for obsolete inventory	(418)	(439)
Total	$3,396	$4,881

Note 11. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Appliques	$2,160	$2,160
Building	2,116	2,116
Website development	618	615
Office furniture and fixtures	575	564
Land	184	184
Leasehold improvements	129	177
Rental equipment	128	87
Computer equipment	122	119
Vehicles	—	645
Property and equipment gross	6,032	6,667
Less: accumulated depreciation	(3,527)	(3,260)
Property and equipment, net	$2,505	$3,407

Depreciation expense was approximately $0.5 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12. Goodwill and Intangible Assets, net

Goodwill

Goodwill was approximately $0.2 million at December 31, 2025 and December 31, 2024. There were no changes in the carrying amount of goodwill during the year ended December 31, 2025. The Company performed its goodwill impairment assessment during the year ended December 31, 2025 and determined that there were no indications of impairment.

Intangible Assets

Intangible assets, net as of December 31, 2025 and 2024 related to Outfitter and consisted of the following (in thousands):

	December 31, 2025
	Gross amount	Accumulated amortization	Net Amount
Customer Contracts	$665	$(395)	$270
Trade names	185	(33)	152
Total intangible assets	$850	$(428)	$422

	December 31, 2024
	Gross amount	Accumulated amortization	Net Amount
Customer Contracts	$665	$(312)	$353
Trade names	185	(14)	171
Total intangible assets	$850	$(326)	$524

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes to the gross carrying amount, accumulated amortization, and net book value of total intangible assets by reporting unit during the periods presented is as follows (in thousands):

	e-Commerce Operations	Healthcare Operations	Total
Balances as December 31, 2024:
Gross amount	$850	$—	$850
Accumulated amortization	(326)	—	(326)
Net amount	524	—	524

Changes during the year ended December 31, 2025:
Amortization expense	(102)	—	(102)
Net amount	(102)	—	(102)

Balances at December 31, 2025:
Gross amount	850	—	850
Accumulated amortization	(428)	—	(428)
Net amount	$422	$—	$422

For the years ended December 31, 2025 and 2024, the Company recognized amortization expense of approximately $0.1 million and $1.7 million, respectively.

The following table represents the total estimate for future amortization of intangible assets for the five succeeding years and thereafter as of December 31, 2025 (in thousands):

Year	Amount
2026	$102
2027	102
2028	102
2029	39
2030	18
Thereafter	59
Total	$422

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable	$5,812	$6,596
Accrued litigation	1,750	—
Accrued wages and payroll liabilities	340	269
Customer deposits payable	72	96
Accrued other liabilities	291	269
Total	$8,265	$7,230

Note 14. Notes Payable

Notes payable consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
A. Mortgage note payable - commercial bank - collateralized	$956	$1,050
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	78	234
Insurance premiums financing	233	103
Subtotal	1,292	1,412
Less: current portion of notes payable	(416)	(380)
Long-term portion of notes payable	$876	$1,032

(A) Mortgage Note Payable – collateralized

In 2018, Pharmco closed on the purchase of land and building located at 400 Ansin Boulevard, Hallandale Beach, Florida. The purchase price was financed in part through a mortgage note and security agreement entered into with a commercial lender in the amount of $1,530,000. The promissory note is collateralized by the land and building, bears interest at a fixed rate of 4.75% per annum, matures on December 14, 2028 and is subject to a prepayment penalty. Principal and interest are repaid through 119 regular payments of $11,901 that began in January 2019, with the final payment of all principal and accrued interest not yet paid on December 14, 2028. Note repayment is guaranteed by Progressive Care. The carrying value of the land and building was approximately $2.2 million as of December 31, 2025.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(B) Note Payable – Uncollateralized

As of  December 31, 2025, the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of £250,000, or USD $338,343 at an exchange rate of GBP: USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of six years from the drawdown date and is scheduled to mature on July 15, 2026 (the “Maturity Date”). Voluntary prepayments are allowed with five business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. The balance outstanding on the note payable was approximately $39,000 and $132,000 as of  December 31, 2025 and 2024, respectively.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $39,000 and $58,000 as of  December 31, 2025 and 2024, respectively.

Principal outstanding as of  December 31, 2025, is expected to be repayable as follows (in thousands):

Year	Amount
2026	$416
2027	123
2028	753
Thereafter	—
Total	$1,292

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15. Equity

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of  December 31, 2025 and 2024, 26,767,882 and 25,963,051 shares, respectively, were issued and outstanding. On  October 1, 2024, the Merger became effective and Progressive Care, Inc. merged with and into Progressive Care, LLC, a wholly owned subsidiary of NextPlat. In connection with the Merger, each share of Progressive Care common stock that was issued and outstanding immediately prior to the effective time of the Merger was converted into 1.4865 shares of NextPlat common stock.

Listing on the Nasdaq Capital Market

Our common stock and warrants have been trading on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively, since January 21, 2022. Prior to January 21, 2022, our common stock and warrants were traded on the Nasdaq Capital Market under the symbols “OSAT” and “OSATW,” respectively.

Note 16. Warrants

Amendment to PIPE Warrants

On November 5, 2025, the Company entered into a Universal Amendment to PIPE Warrants (the “Amendment”) with holders of the Company’s Common Stock Purchase Warrants (the “Warrants”) representing greater than fifty percent of the outstanding Warrants (based on the number of underlying warrant shares). The Warrants were originally issued pursuant to a Securities Purchase Agreement dated December 8, 2022, and provided for an exercise period ending on December 14, 2025. Pursuant to the Amendment, the exercise period of each Warrant was extended by 24 months, such that the Warrants will now expire on December 14, 2027, instead of December 14, 2025.  All other terms and conditions of the Warrants remain unchanged and in full force and effect.

The 4,575,429 Warrants were originally classified as equity instruments within stockholders’ equity. The Company modified 4,421,879 of the outstanding freestanding Warrants and determined the modification resulted in an incremental increase in fair value of approximately $1.2 million, calculated using the Black-Scholes model immediately before and after the modification. As the modification was considered an inducement to holders to retain their investment, the incremental value of approximately $1.2 million was recognized as an increase of additional paid-in capital and recorded as a deemed dividend, impacting net income attributable to common stockholders for the period. The modified warrants remain classified as equity instruments in stockholders’ equity.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of December 31, 2025 and 2024, there were 144,000 Underwriter Warrants issued and outstanding, respectively.

Progressive Care Merger Warrants

On October 1, 2024, as a result of the Progressive Care merger with NextPlat (the “Merger”), 650,515 warrants to purchase Progressive Care common stock were outstanding and unexercised immediately prior to the effective time of the Merger automatically converted into a warrant to purchase shares of NextPlat common stock with each such warrant having and being subject to the same terms and conditions (including vesting and exercisability terms) as were applicable to such Progressive Care warrant immediately before the effective time.

Placement Agent Warrants

In December 2022, pursuant to the December 2021 Offering, the Company issued 549,051 warrants to purchase shares of Common Stock with an exercise price of $1.75 per share, to its Placement Agent Dawson James Securities Inc. The Placement Agent Warrants are exercisable at any time and from time to time during the three-year period commencing on the six-month anniversary of the closing date.

Additionally, as a result of the Progressive Care merger with NextPlat, 637,984 placement agent warrants to purchase Progressive Care common stock were outstanding and unexercised immediately prior to the effective time of the Merger automatically converted into a warrant to purchase shares of NextPlat common stock with each such warrant having and being subject to the same terms and conditions (including vesting and exercisability terms) as were applicable to such Progressive Care warrant immediately before the effective time.

As of December 31, 2025 and 2024, there were 1,187,035 Placement Agent Warrants issued and outstanding, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Warrants

During the year ended December 31, 2025, the Company granted 50,000 warrants as stock-based compensations valued at approximately $0.88 per warrant, using a Black-Scholes option pricing model with the following assumptions: stock price of $0.88 per share (based on closing price of the Company’s common stock on the date of grant), volatility of 200%, expected term of seven years, and a risk free interest rate of 3.88%. There were no stock-based compensation warrants issued for the year ended December 31, 2024. As of December 31, 2025 and 2024, there were 70,000 and 20,000 Stock-Based Compensation Warrants issued and outstanding, respectively.

A summary of the status of the Company’s total outstanding warrants and changes during the year ended December 31, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2024	7,569,572	$2.85	2.15
Granted (1)	1,288,498	2.01	1.93
Exercised	(48,550)	1.75	—
Balance outstanding and exercisable at December 31, 2024	8,809,520	$2.73	1.26

Balance at January 1, 2025	8,809,520	$2.73	1.26
Granted	50,000	0.88	6.86
Exercised	—	—	—
Balance outstanding and exercisable at December 31, 2025	8,859,520	$2.89	1.34

(1) Warrants issued related to the Progressive Care Merger on October 1, 2024.

As of December 31, 2025, and December 31, 2024, there were 8,859,520 and 8,809,520 warrants outstanding, respectively.

As of December 31, 2024, the Company had registered warrants of 2,386,092 of the 8,809,520 warrants issued and outstanding.

As of December 31, 2025, the Company had registered warrants of 2,386,092 of the 8,859,520 warrants issued and outstanding.

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17. Stock-Based compensation

Stock-based compensation expense is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2025 and 2024, stock-based compensation expense was approximately $0.6 million and $1.6 million, respectively. There were no income tax benefits recognized from stock-based compensation during the years ended December 31, 2024 and 2023 due to cumulative losses and valuation allowances.

Stock Award Plans

The Company maintains stock incentive plans to attract, motivate and retain management, key employees, directors, and consultants. These plans provide for discretionary awards of, among others, stock options, stock awards, stock unit awards, and stock appreciation rights to participants (collectively, share-based awards).

Restricted Stock Awards

The following table summarizes our restricted stock awards activity:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	225,000	$4.33
Vested	(220,000)	5.03
Forfeited	(5,000)	5.37
Outstanding as of December 31, 2024	—	—
Granted	1,086,581	0.71
Vested	(804,831)	0.73
Forfeited	—	—
Outstanding as of December 31, 2025	281,750	$0.65

As of  December 31, 2025, there was approximately $0.3 million of net unrecognized compensation cost related to unvested stock-based compensation to be recognized over the remaining weighted average period of one year.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options

Stock options outstanding at December 31, 2025 and 2024, as disclosed in the below table, have approximately $0 and $3,000 of intrinsic value, respectively.

A summary of the status of the Company’s outstanding stock options and changes during the years ended December 31, 2025 and 2024, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2024	2,245,333	$3.63	$2.88	4.26
Granted (1)	480,088	1.78	1.30	7.60
Cancelled	(250,000)	5.35	—	—
Balance outstanding at December 31, 2024	2,475,421	$3.10	$2.54	4.35

Options exercisable at December 31, 2024	2,453,752	$3.11	$2.55	4.36

Balance at January 1, 2025	2,475,421	$3.10	$2.54	4.35
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	(30,000)	2.46	2.46	—
Balance outstanding at December 31, 2025	2,445,421	$3.10	$2.54	3.40

Options exercisable at December 31, 2025	2,445,421	$3.10	$2.54	3.40

(1) Stock options granted as a result of the Progressive Care Merger on October 1, 2024.

On October 1, 2024, the Merger became effective and Progressive Care merged with and into Merger Sub and thereby became a wholly owned subsidiary of NextPlat. In connection with the Merger, each share of Progressive Care common stock that was issued and outstanding immediately prior to the effective time of the Merger was converted into 1.4865 shares of NextPlat common stock, and each warrant to purchase Progressive Care common stock that was outstanding and unexercised immediately prior to the effective time of the Merger automatically converted into a warrant to purchase shares of NextPlat common stock with each such warrant having and being subject to the same terms and conditions (including vesting and exercisability terms) as were applicable to such Progressive Care warrant immediately before the effective time.

There were no stock options granted during the year ended December 31, 2025. As of December 31, 2025, all stock options were fully vested.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18. Income Taxes

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

The components of earnings (loss) before income taxes for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Net loss before income taxes:
Domestic	$(10,584)	$(22,681)
Foreign	121	226
	$(10,463)	$(22,455)

Income tax provision consisted of the following for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Income tax provision:
Current:
Federal	$—	$—
State	—	—
Foreign		71
Total current	—	71
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax provision	$—	$71

The Company’s wholly owned subsidiary, GTC, is a United Kingdom (“UK”) Limited Company and files tax returns in the UK. Its estimated tax liability for December 31, 2025 and 2024 is approximately $0 and $56,000, respectively. The estimated tax liability of $56,000 differs from the estimated tax expense of approximately $71,000 due to true-up adjustments of approximately $15,000 that were recorded in 2024.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company adopted ASU 2023-09 for the year ended December 31, 2025. A reconciliation of the income tax provision by applying the statutory United States federal income tax rate to loss before income taxes is as follows (dollars in thousands):

	Year Ended December 31, 2025
	Amount	Rate
U.S. federal statutory tax rate	$(2,223)	21%
State tax rate, net of federal effect	(445)	4%
Change in valuation allowance	2,551	(24)%
Nontaxable or nondeductible items	38	(0)%
Other adjustments	79	(1)%
Income tax provision	$—	—%

A reconciliation of the income tax provision by applying the statutory United States federal income tax rate to income loss before income taxes is as follows, prior to the adoption of ASU 2023-09:

Year Ended December 31, 2024
Federal income tax provision at statutory rate	$(1,666)
Deferred state income taxes, net	(293)
Provision true-up adjustments	72
Foreign taxes at rate different than US Taxes	71
Permanent differences	142
Other true-ups	4
Change in valuation allowance	1,741
Income tax provision	$71

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforward	$11,741	$9,625
Property plant and equipment and intangibles asset	313	280
Equity method investment loss	806	806
Accounts receivable	26	33
Inventory	27	17
Right-of-use assets	35	171
Accrued loss contingency	444	—
Stock-based compensation	4,181	4,177
Interest limitation	619	619
Total deferred tax assets	18,192	15,728

Deferred tax liabilities:
Book basis of intangible assets in excess of tax basis	208	150
Lease liabilities	36	181
Total deferred tax liabilities	244	331

Net deferred tax asset before valuation allowance	17,948	15,397
Less: valuation allowance	(17,948)	(15,397)
Net deferred tax asset	$—	$—

The Company has a total net operating loss carryforward (“NOL carryforward”) of approximately $46.6 million at December 31, 2025. The NOL carryforward consists of approximately $30.1 million from NextPlat Corp and approximately $16.5 million from Progressive Care LLC. Out of the approximately $46.6 million NOL carryforward, approximately $6.3 million will begin to expire in 2032 and approximately $40.3 million will have an indefinite life. The Company has not performed an IRC Section 382 analysis of the Progressive Care NOL carryforward, so it is not known as this time the amount of the NOL carryforward available to offset NextPlat future taxable income. IRC Section 382 imposes a limitation on a company to use historical NOLs and certain other tax attributes in the event of an ownership change.

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2025 and 2024, due to the uncertainty of realizing the deferred income tax assets. The change in the valuation allowance for 2025 was an increase of approximately $2.6 million.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns for 2022 and after remain open to examination. Generally, foreign income tax returns after 2021 remain open to examination. No income tax returns are currently under examination. As of December 31, 2025 and 2024, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2025 and 2024, there were no penalties or interest recorded in income tax expense.

During the years ended December 31, 2025 and 2024, the Company made cash payments for foreign income taxes of approximately $35,000 and $0.2 million, respectively.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Operating Lease Agreements

On December 2, 2021, NextPlat Corp. entered into a 62-month operating lease for approximately 4,141 square feet of office space located in Florida (the “Florida Lease”). The lease commenced upon occupancy on June 13, 2022 and was scheduled to expire on August 31, 2027. Initial annual base rent was approximately $186,000, subject to 3% annual increases. The Florida Lease did not require contingent rental payments, impose financial restrictions, or contain any residual value guarantees. On November 11, 2025, the Company entered into a lease termination agreement with the landlord to terminate the Florida Lease prior to its contractual expiration date. Pursuant to the termination agreement, the Company was required to pay an early termination fee of approximately $120,000. In accordance with ASC 842, the Company accounted for the termination agreement as a lease modification that resulted in termination of the lease. Upon execution of the termination agreement, the Company remeasured the lease liability and derecognized the related ROU asset. The difference between (i) the carrying amounts of the lease liability and ROU asset and (ii) the termination payment was recognized in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2025. The $120,000 termination fee is included in operating expenses within the Consolidated Statements of Operations and Comprehensive Loss. Following the termination, the Company has no remaining obligations under the Florida Lease.

The Company leases office and warehouse facilities located in Poole, England. The Company previously leased approximately 2,660 square feet of office and warehouse space under a lease arrangement with annual rent of approximately £30,000 (approximately $37,100 based on an average exchange rate of 1.24 GBP to USD). The lease was renewed on October 6, 2022 and expired on October 31, 2023, and was subsequently renewed for an additional twelve-month term. On August 1, 2024, the Company relocated from its previous Poole, England facility and entered into a new operating lease for office and warehouse space at a new location in Poole, England (the “Poole Lease”). The relocation resulted in termination of the prior lease agreement. The Poole Lease has a three-year term commencing August 1, 2024 and expiring on July 31, 2027. Annual base rent under the Poole Lease is approximately £14,000 through July 31, 2025, approximately £30,000 through July 31, 2026, and approximately £26,000 through July 31, 2027.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Outfitter leases office space located at 2727 Old Elm Hill Pike, Nashville, Tennessee (the “Nashville Lease”). The lease commenced in April 2024 and originally had a contractual expiration date of April 2026. The lease agreement required monthly lease payments of approximately $4,800. In December 2025, the Company executed a First Amendment to the lease agreement extending the lease term through April 1, 2027 and revising lease payments effective January 1, 2026. In accordance with ASC 842, the amendment was evaluated as a lease modification. As the modification extended the lease term and revised future lease payments without granting an additional right-of-use separate from the original lease, the Company accounted for the amendment as a modification of the existing operating lease. Accordingly, the Company remeasured the operating lease liability as of the modification date using a revised discount rate, with a corresponding adjustment recorded to the related right-of-use asset.

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

Right-of-use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. For the year ended December 31, 2024, the Company recorded approximately $0.1 million of impairment loss related to the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future. There were no impairments related to the write-down of right-of-use assets for the year ended December 31, 2025.

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

We recognized lease costs associated with all leases as follows (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease cost:
Fixed rent expense	$486	$603
Variable rent expense	182	65
Finance lease cost:
Amortization of right-of-use assets	5	20
Interest expense	—	1
Total Lease Costs	$673	$689

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$522	$427
Financing cash flows from finance leases	5	24
Total cash paid for lease liabilities	$527	$451

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets, net	$189	$812

Operating lease liabilities:
Current portion	158	404
Long-term portion	41	438
	$199	$842

Weighted average remaining lease term (years)	1.14	2.25
Weighted average discount rate	5%	4%

Finance leases:
Finance lease right-of-use assets, net	$—	$5

Finance lease liabilities:
Current portion	—	5
Long-term portion	—	—
	$—	$5

Weighted average remaining lease term (years)	—	0.24
Weighted average discount rate	—	6%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum lease payments are as follows (in thousands):

Years Ending December 31,	Finance Lease	Operating Lease	Total Future Lease Commitments
2026	$—	$163	$163
2027	—	40	40
2028	—	—	—
2029	—	—	—
2030	—	—	—
Total lease payments to be paid	—	203	203
Less: future interest expense	—	(4)	(4)
Lease liabilities	—	199	199
Less: current maturities	—	(158)	(158)
Long-term portion of lease liabilities	$—	$41	$41

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

The CODMs include the Company’s Chief Executive Officer and Chief Financial Officer.

The CODMs do not review segment assets and segment expenses at a level different than what is reported in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss. While the Company believes there are synergies between the two reportable segments, the segments are managed separately because each requires different business strategies. Accounting policies associated with our operating segments are generally the same as those described in Note 1.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide information about the Company’s reportable segments (in thousands):

Year Ended December 31, 2025	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$14,608	$—	$—	$14,608
Pharmacy prescription and other revenue, net of PBM fees	—	35,704	—	35,704
Pharmacy 340B contract revenue	—	4,010	—	4,010
Revenues, net	14,608	39,714	—	54,322

Expenses:
Cost of revenue	11,251	32,165	—	43,416
Selling, general and administrative	2,958	3,085	—	6,043
Salaries, wages and payroll taxes	2,905	7,802	—	10,707
Professional fees	1,510	754	—	2,264
Depreciation and amortization	278	262	—	540
Intangible asset amortization	102	—	—	102
Loss on settlement of litigation	—	250	—	250
Total expenses	19,004	44,318	—	63,322
Operating loss	(4,396)	(4,604)	—	(9,000)
Interest expense	7	57	—	64
Other expense	434	965	—	1,399
Loss before income taxes	(4,837)	(5,626)	—	(10,463)
Income taxes	—	—	—	-
Net loss	$(4,837)	$(5,626)	$—	$(10,463)

Year Ended December 31, 2024	e-Commerce Operations	Healthcare Operations	Eliminations	Total
e-Commerce revenue	$13,791	$—	$—	$13,791
Pharmacy prescription and other revenue, net of PBM fees	—	41,907	—	41,907
Pharmacy 340B contract revenue	—	10,384	—	10,384
Revenues, net	13,791	52,291	—	66,082

Expenses:
Cost of revenue	10,356	38,718	—	49,074
Selling, general and administrative	2,907	3,272	—	6,179
Salaries, wages and payroll taxes	3,599	9,704	—	13,303
Impairment loss	—	13,653	—	13,653
Professional fees	2,900	1,741	(240)	4,401
Depreciation and amortization	438	350	—	788
Intangible asset amortization	101	1,608	—	1,709
Total expenses	20,301	69,046	(240)	89,107
Operating loss	(6,510)	(16,755)	240	(23,025)
Interest expense	13	68	—	81
Other (income) expense	(647)	(244)	240	(651)
Loss before income taxes	(5,876)	(16,579)	—	(22,455)
Income taxes	(71)	—	—	(71)
Net loss	$(5,947)	$(16,579)	$—	$(22,526)

	e-Commerce Operations	Healthcare Operations	Eliminations	Total
Total assets as of December 31, 2025	$12,748	$14,717	$—	$27,465

Total assets as of December 31, 2024	$19,044	$18,033	$—	$37,077

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21. Commitments and Contingencies

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

The Company believes the claims asserted in the action are without merit and intends to continue to vigorously defend against the lawsuit. The Company has filed a motion to dismiss the complaint. Although the parties have engaged in discussions regarding a potential resolution of the matter, no agreement has been reached and there can be no assurance that the matter will be resolved on acceptable terms or at all. Based on currently available information and after consultation with legal counsel, management determined that a loss associated with this matter is probable and reasonably estimable in accordance with applicable accounting guidance. Accordingly, as of December 31, 2025, the Company recorded an accrual of approximately $1.75 million, which represents management’s current estimate of loss exposure and corresponds to the Company’s applicable insurance retention under its directors’ and officers’ liability insurance coverage. Due to the significant and unusual nature of the contingent loss accrual, the Company classified the associated expense within other (expense) income instead of operating expenses (as with other legal settlements) as to not distort operating losses. The ultimate outcome of the matter remains uncertain, and the actual loss could differ materially from the amount accrued. Any such difference could have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows in the period in which the matter is resolved.

On June 17, 2024, Progressive Care was notified of a potential claim that a former employee (the “Claimant”) allegedly suffered a loss due to an alleged breach by Progressive Care of an employment contract with the Claimant. On November 7, 2025, Progressive Care entered into a Settlement Agreement (the “Settlement Agreement”) with the Claimant to resolve all disputes related to the employment and the arbitration proceeding. Pursuant to the Settlement Agreement, Progressive Care paid the Claimant a total sum of $150,000 within seven days of execution. In addition, Progressive Care transferred to the Claimant 128,205 shares of NextPlat common stock valued at $100,000. The Settlement Agreement provides the Claimant with a one-time reverse stock-split protection mechanism, whereby, if the aggregate value of the transferred shares declines by more than 20% within sixty calendar days following a reverse stock split, Progressive Care will issue additional shares of NextPlat common stock to the Claimant to restore the aggregate value to the pre-split level, with such shares to be issued within ten days after the sixty-day period. The settlement amount of $250,000 is included in “Loss on settlement of litigation” in the Consolidated Statements of Operations and Comprehensive Loss.

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. Other than the matter described above, the Company is not currently involved in any pending legal proceeding, claims or litigation, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition, operating results, and cash flows.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 22. Related Party Transactions

The Company uses an American Express account for Orbital Satcom and an American Express account for GTC, both in the name of the Company’s Chief Executive Officer, who personally guarantees the balance owed. As of December 31, 2025, the accounts payable due to related party includes amounts due to the Company’s Chief Executive Officer. Total related party payments due as of December 31, 2025 and  December 31, 2024 were $11,000 and $18,000, respectively. Those related party payables are non-interest bearing and due on demand.

During the year ended December 31, 2025, the Company employed and paid wages to one employee related to the Company’s Chief Executive Officer and one employee related to the Company’s Chief Financial Officer.

During the year ended December 31, 2025, the Company employed and paid wages to the spouse of the Company’s late Chief Executive Officer, Charles M. Fernandez, as Chief of Staff and Special Assistant to the Chairman of the Board. The Company terminated Mrs. Fernandez’s employment with the Company on August 13, 2025.

Note 23. Concentrations

e-Commerce Operations concentrations:

Customers:

Amazon accounted for 31.1% and 32.8% of the Company’s net revenues during the years ended December 31, 2025 and 2024, respectively. No other customer accounted for 10% or more of the Company’s net revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2025 and 2024 (in thousands):

	For the Years Ended December 31,
	2025		2024
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$2,738	22%	$1,602	17%
Garmin	$1,882	15%	$1,242	13%
Globalstar Europe	$1,373	11%	$975	10%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic:

The following table sets forth net revenue as to each geographic location, for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Europe	$7,451	51%	$6,812	49%
North America	4,683	32%	4,529	33%
Asia and Pacific	1,968	13%	1,720	12%
Africa	462	3%	683	5%
South America	44	nm	47	nm
	$14,608	100%	$13,791	100%

Healthcare Operations concentrations:

Suppliers:

Progressive had significant concentrations with one vendor, McKesson. The purchases from this significant vendor were approximately 98.0% of total vendor purchases for the year ended December 31, 2025.

Customers:

Progressive’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Reimbursements from the top three significant PBMs were as follows:

Year Ended December 31, 2025
A	31%
B	18%
C	15%

Year Ended December 31, 2024
A	29%
B	23%
C	20%