Form 10-Q
period 2026-03-31
NextPlat Corp
filed 2026-05-15
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 11, 2026
Common Stock, $0.0001 par value	2,708,507 (excluding 13,054 shares held as treasury stock)

FORM 10-Q

INDEX

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning sales trends, gross margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026 (“2025 Form 10-K”), this quarterly report on Form 10-Q for the three months ended March 31, 2026, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying Condensed Consolidated Financial Statements of NextPlat Corp (“NextPlat,” the “Company,” “we,” or “our”), for the three months ended March 31, 2026 and for the comparable period in the prior year are included below. These Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Condensed Consolidated Financial Statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$11,008	$13,709
Receivables, net of allowances of $46 and $40 as of March 31, 2026 and December 31, 2025, respectively	7,226	5,944
Inventory, net of inventory reserves of $419 and $418 as of March 31, 2026 and December 31, 2025, respectively	3,968	3,396
Other current assets	1,054	1,107
Total Current Assets	23,256	24,156
Property and equipment, net of accumulated depreciation of $1,428 and $3,527 as of March 31, 2026 and December 31, 2025, respectively	2,438	2,505
Operating right-of-use assets, net	634	189
Other noncurrent assets	590	615
Total Assets	$26,918	$27,465

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$8,348	$8,265
Notes payable	305	416
Operating lease liabilities	231	158
Other current liabilities	204	287
Total Current Liabilities	9,088	9,126

Long Term Liabilities:
Notes payable, net of current portion	846	876
Operating lease liabilities, net of current portion	410	41
Total Liabilities	10,344	10,043

Commitments and Contingencies	—	—

Equity
Preferred stock ($0.0001 par value; 3,333,333 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.0001 par value; 50,000,000 shares authorized, 2,702,622 and 2,676,788 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	3	3
Additional paid-in capital	77,847	77,586
Accumulated deficit	(61,181)	(60,063)
Accumulated other comprehensive loss	(95)	(118)
Treasury stock (at cost; 13,054 shares as of March 31, 2026 and December 31, 2025, respectively)	(100)	(100)
Equity attributable to common stockholders	16,474	17,308
Equity attributable to non-controlling interests	100	114
Total Equity	16,574	17,422

Total Liabilities and Equity	$26,918	$27,465

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue, net	$9,855	$13,926
Cost of revenue	6,443	11,062
Gross profit	3,412	2,864

Operating expenses:
Selling, general and administrative	2,006	2,037
Salaries, wages and payroll taxes	2,419	2,715
Depreciation and amortization	65	170
Intangible asset amortization	25	26
Total operating expenses	4,515	4,948

Operating loss	(1,103)	(2,084)
Non-operating expense (income)	29	(151)
Loss before income taxes	(1,132)	(1,933)
Income taxes	—	(9)
Net loss	(1,132)	(1,942)
Net loss attributable to non-controlling interest	14	—
Net loss attributable to common stockholders	$(1,118)	$(1,942)

Comprehensive loss:
Net loss	$(1,132)	$(1,942)
Foreign currency gain (loss)	23	(11)
Comprehensive loss	$(1,109)	$(1,953)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,118)	$(1,942)
Weighted number of common shares outstanding – basic and diluted	2,693	2,596

Basic and diluted loss per share	$(0.42)	$(0.75)

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except par value)

(Unaudited)

For the Three Months Ended March 31, 2026

	Common Stock		Additional			Treasury Stock
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Cost		Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2025	2,677	$3	$77,586	$(60,063)	$(118)	(13)	$(100)	$17,308	$114	$17,422
Issuance of common stock related to restricted stock award	26	—	170	—	—	—	—	170	—	170
Stock-based compensation in connection with restricted stock awards	—	—	91	—	—	—	—	91	—	91
Comprehensive gain	—	—	—	—	23	—	—	23	—	23
Net loss	—	—	—	(1,118)	—	—	—	(1,118)	(14)	(1,132)
Balance at March 31, 2026	2,703	$3	$77,847	$(61,181)	$(95)	(13)	$(100)	$16,474	$100	$16,574

For the Three Months Ended March 31, 2025

	Common Stock		Additional			Treasury Stock
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Cost		Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2024	2,596	$3	$75,697	$(48,950)	$(66)	—	$—	$26,684	$114	$26,798
Stock-based compensation in connection with options granted	—	—	7	—	—	—	—	7	—	7
Comprehensive loss	—	—	—	—	(11)	—	—	(11)	—	(11)
Net loss	—	—	—	(1,942)	—	—	—	(1,942)	—	(1,942)
Balance at March 31, 2025	2,596	$3	$75,704	$(50,892)	$(77)	—	$—	$24,738	$114	$24,852

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from e-Commerce Operations revenue	$2,173	$3,529
Cash received from Healthcare Operations revenue	4,823	10,297
Cash received from interest income	49	108
Cash received from other sources	(61)	61
Cash paid for inventory purchases and other costs of revenue	(6,032)	(11,024)
Cash paid for salaries and related expenses	(1,890)	(2,715)
Cash paid for other recurring operating expenses	(1,582)	(2,030)
Cash paid for other non-recurring expenses	(46)	(267)
Cash paid for interest expense	(17)	(18)
Net cash used in operating activities	(2,583)	(2,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(22)
Net cash used in investing activities	—	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(141)	(129)
Payments on finance lease liabilities	—	(5)
Net cash used in financing activities	(141)	(134)

Effect of exchange rate on cash	23	(8)

Net decrease in cash	(2,701)	(2,223)
Cash beginning of period	13,709	19,960
Cash end of period	$11,008	$17,737

Reconciliation of net loss to cash flow used in operating activities
Net loss	$(1,132)	$(1,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	65	165
Change in allowance for credit losses	6	(78)
Change in inventory reserve	1	(15)
Amortization of intangible assets	25	26
Amortization of operating right-of-use assets	59	98
Amortization of finance right-of-use assets	—	5
Stock-based compensation	261	7
Change in operating assets and liabilities:
Receivables	(1,288)	(941)
Inventories	(573)	386
Accounts payable and accrued expenses	68	239
Other noncurrent assets	53	29
Other noncurrent liabilities	(128)	(38)
Net cash used in operating activities	$(2,583)	$(2,059)

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

e-Commerce Operations:

The Company operates three main e-Commerce websites as well as 25 third-party e-Commerce storefronts on platforms such as Alibaba, Amazon, Mercado Libre, and Walmart. These e-Commerce venues form an effective global network serving thousands of consumers, enterprises, and governments. Additionally, we provide a comprehensive array of satellite-enabled communication services and related equipment sales.

Our wholly owned subsidiary, Global Telesat Communications Limited (“GTC”), was formed under the laws of England and Wales in 2008. GTC provides e-Commerce and satellite-enabled communication services on a global basis.

Our wholly owned subsidiary, Orbital Satcom Corp. (“Orbital Satcom”), a Nevada corporation, was formed on November 14, 2014. Orbital Satcom provides e-Commerce and satellite-enabled communication services to customers in the U.S.

Our wholly owned subsidiary, Outfitter Satellite, Inc., a Tennessee corporation (“Outfitter”), was acquired in April 2024 in a stock purchase transaction. Outfitter provides consumers, commercial and government customers with advanced satellite-based connectivity solutions from leading brands, including Iridium, Inmarsat and Globalstar.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Healthcare Operations:

The Company’s Healthcare segment operates through a wholly owned entity, Progressive Care LLC, (“Progressive”) a Nevada Limited Liability Company, which includes wholly owned subsidiaries, Pharmco, LLC (“Pharmco 901”), Touchpoint RX, LLC doing business as Pharmco Rx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”), and ClearMetrX Inc. (“ClearMetrX”). ClearMetrX is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers. Pharmco pharmacies deliver prescriptions to Florida’s diverse population and currently holds Florida Community Pharmacy Permits at all Florida pharmacy locations.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2025 Annual Report on Form 10-K, for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and comprehensive loss, statements of equity, and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The year-end balance sheet data for comparative purposes was derived from audited consolidated financial statements.

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Correction of Immaterial Misstatement

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company recorded an adjustment to correct an error related to performance bonus revenue in the amount of approximately $0.6 million. Based on an analysis of Accounting Standards Codification (“ASC”) 250, Staff Accounting Bulletin (“SAB”) 99, and SAB 108, the Company has determined that this error was not material to the previously issued interim financial statements for the three months ended March 31, 2025. Accordingly, the prior period amounts have been revised in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025.

Reverse Stock Split

On April 13, 2026, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of the Company’s common stock. Unless the context otherwise requires, all share and per share amounts presented in these unaudited Condensed Consolidated Financial Statements and accompanying notes, including weighted average shares outstanding and equity instruments, have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Use of Estimates

In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the periods then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, assumptions used to calculate stock-based compensation, fair value of net assets acquired in business combinations, valuation of common stock warrants and options issued for services, net realizable value and credit loss reserves of accounts receivables and other receivables, the useful lives of property and equipment and intangible assets, assumptions used in determining the potential impairment of long-lived assets, including intangible assets and goodwill, the estimate of the fair value of the lease liability and related right-of-use assets, inventory reserve estimates, and the estimates of the valuation allowance on deferred tax assets and corporate income taxes.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than the following, there have been no material changes to the Company’s significant accounting policies for the three months ended March 31, 2026. Selected accounting policy disclosures are provided below.

Cash

The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. All cash amounts in excess of $250 thousand, approximately $0.5 million, are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250 thousand.

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

The relevant translation rates are as follows:

	As of March 31, 2026	As of March 31, 2025	As of December 31, 2025
Closing rate $USD to GBP	$1.29	$1.29	$1.35
Quarterly average rate $USD to GBP	$1.26	$1.26	$1.33
Yearly average rate $USD to GBP	$1.26	$1.26	$1.32

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements and Income Tax Legislation

Accounting Pronouncements Recently Adopted

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-12, “Codification Improvements,” which includes numerous amendments across a broad range of Topics to clarify existing guidance, correct errors, and otherwise improve the usability and consistency of the Accounting Standards Codification. Key areas addressed include clarifications to the diluted earnings per share calculation when a loss from continuing operations exists, clarification of disclosure requirements for lease receivables arising from certain leases, revisions to the reference amount for beneficial interests, and other technical improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company early adopted ASU 2025-12 and the adoption did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements Issued but not yet Adopted

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which is intended to clarify and improve the guidance in Topic 270, Interim Reporting. The amendments clarify the applicability of interim reporting guidance, the types of interim reporting, the form and content of interim financial statements and notes prepared in accordance with U.S. GAAP, and establish a principle for disclosing events and changes since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities, with early adoption permitted. The Company has not yet adopted ASU 2025-11 and does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to be relevant or have a material impact on the condensed consolidated financial statements upon adoption.

Subsequent Events

Nasdaq Compliance

On April 28, 2025, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s Common Stock, closed below $1.00 per share for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). On October 28, 2025, the Company received a letter from the Staff notifying that the Company is eligible for a second 180-day period, or until April 27, 2026 to regain compliance with the Bid Price Requirement.

On April 2, 2026, the Company filed an amended and restated certificate of incorporation to effectuate a reverse stock split at a ratio of 1-to-10, as approved by the Company’s Board of Directors. The amendment was filed with the Secretary of State of the State of Nevada and the reverse stock split became effective in accordance with the terms of the amendment on April 13, 2026.

On April 27, 2026, the Company was notified by Nasdaq that the Company has regained compliance with the Bid Price Requirement and that this matter is now closed.

At-the-Market Offering Agreement

On May 13, 2026, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC establishing an at-the-market equity offering program (the “ATM Program”) with an aggregate offering price of up to $3,738,706. No sales have occurred under the ATM Program as of the date of filing this Quarterly Report on Form 10-Q.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Liquidity, Going Concern, and Management's Plans

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and historically generated negative operating cash flows. These conditions raised substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these Condensed Consolidated Financial Statements.

Management has evaluated plans intended to mitigate these conditions, including expanding the Company’s long-term care pharmacy operations, increasing 340B contract pharmacy revenue, continuing the development of institutional medication fulfillment contracts, and optimizing operational efficiencies. Based on management’s projections of operating results and cash flows, the Company’s current liquidity position, access to additional capital through the ATM Program, and management’s evaluation of its plans, management believes it is probable that these plans will be effectively implemented and will mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Revenue

The following tables disaggregate net revenues by major categories (in thousands):

	Three Months Ended March 31, 2026
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$3,199	$—	$3,199
Pharmacy prescription and other revenue, net of PBM fees	—	4,784	4,784
Pharmacy contract revenue	—	1,872	1,872
Revenues, net	$3,199	$6,656	$9,855

	Three Months Ended March 31, 2025
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$3,006	$—	$3,006
Pharmacy prescription and other revenue, net of PBM fees	—	9,491	9,491
Pharmacy contract revenue	—	1,429	1,429
Revenues, net	$3,006	$10,920	$13,926

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Earnings (Loss) per Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. All share and per-share amounts, including weighted average shares outstanding used to compute basic and diluted loss per share, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

The components of basic and diluted EPS were as follows (in thousands, except per share data). For all periods presented, the Company incurred a net loss causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in diluted loss per common share and basic loss per common share being equivalent.

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common stockholders	$(1,118)	$(1,942)

Basic weighted average common shares outstanding	2,693	2,596
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	2,693	2,596

Weighted average loss per common share - basic and diluted	$(0.42)	$(0.75)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Stock options	—	—
Common stock purchase warrants	—	—
	—	—

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
A. Mortgage note payable - commercial bank - collateralized	$932	$956
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	57	78
Insurance premiums financing	137	233
Subtotal	1,151	1,292
Less: current portion of notes payable	(305)	(416)
Long-term portion of notes payable	$846	$876

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(A) Mortgage Note Payable – collateralized

In 2018, Pharmco closed on the purchase of land and building located at 400 Ansin Boulevard, Hallandale Beach, Florida. The purchase price was financed in part through a mortgage note and security agreement entered into with a commercial lender in the amount of $1.5 million. The promissory note is collateralized by the land and building, bears interest at a fixed rate of 4.75% per annum, matures on December 14, 2028 and is subject to a prepayment penalty. Principal and interest will be repaid through 119 regular payments of approximately $11.9 thousand that began in January 2019, with the final payment of all principal and accrued interest not yet paid on December 14, 2028. Note repayment is guaranteed by Progressive Care.

(B) Note Payable – Uncollateralized

As of March 31, 2026 the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

On July 16, 2020 (the “Issue Date”), GTC, entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of approximately £0.3 million, or USD $0.3 million at an exchange rate of GBP: USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of six years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of approximately £4.2 thousand (exclusive of interest) was made 13 months after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government. The proceeds from the Debenture were used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. The balance outstanding as of  March 31, 2026 on the note payable was approximately $22.0 thousand.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90.0 thousand. The terms of the promissory note payable require 60 monthly payments of approximately $1.9 thousand, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $35.0 thousand and $39.0 thousand as of  March 31, 2026 and December 31, 2025, respectively.

Principal outstanding as of  March 31, 2026, is expected to be repayable as follows (in thousands):

Year	Amount
2026 (remaining nine months)	$275
2027	123
2028	753
2029	—
Total	$1,151

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Equity

Stock-based compensation expense is recorded in salaries, wages and payroll taxes expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2026 and 2025, stock-based compensation expense was approximately $0.3 million and $7.0 thousand, respectively. There were no income tax benefits recognized from stock-based compensation during the three months ended March 31, 2026 and 2025 due to cumulative losses and valuation allowances.

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. As of March 31, 2026 and  December 31, 2025 there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of March 31, 2026 and  December 31, 2025, 2,702,622 and 2,676,788 shares of common stock, respectively, were issued and outstanding.

Treasury Stock

Treasury stock represents shares of the Company’s common stock that have been issued and subsequently repurchased by the Company and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Total Equity on the Condensed Consolidated Balance Sheets. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three months ended March 31, 2026.

Listing on the Nasdaq Capital Market

Our common stock and warrants are traded on the Nasdaq Capital Market under the symbols “NXPL” and “NXPLW,” respectively.

Note 9. Related Party Transactions

The Company uses an American Express account for Orbital Satcom Corp and an American Express account for GTC, both in the name of the Company’s Chief Executive Officer and President, who personally guarantees the balance owed. As of March 31, 2026, the accounts payable due to related party includes amounts due to the Company’s Chief Executive Officer and President. Total related party payments due as of March 31, 2026 and  December 31, 2025 were approximately $57.2 thousand and $11.0 thousand, respectively, and recorded within Other current liabilities on the Condensed Consolidated Balance Sheets. Those related party payables are non-interest bearing and due on demand.

During the three months ended  March 31, 2026, the Company employed and paid wages to one employee related to the Company’s Chief Executive Officer and one employee related to the Company’s Chief Financial Officer.

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

The Company believes the claims asserted in the action are without merit and intends to continue to vigorously defend against the lawsuit. The Company filed a motion to dismiss the complaint, which was denied by the court on December 3, 2025. Although the parties have engaged in discussions regarding a potential resolution of the matter, no agreement has been reached and there can be no assurance that the matter will be resolved on acceptable terms or at all. Based on currently available information and after consultation with legal counsel, management determined that a loss associated with this matter is probable and reasonably estimable in accordance with applicable accounting guidance. Accordingly, as of March 31, 2026, the Company has maintained an accrual of approximately $1.75 million, which represents management’s current estimate of loss exposure and corresponds to the Company’s applicable insurance retention under its directors’ and officers’ liability insurance coverage. The ultimate outcome of the matter remains uncertain, and the actual loss could differ materially from the amount accrued. Any such difference could have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows in the period in which the matter is resolved.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Leases

During the three months ended March 31, 2026, the Company modified a certain operating lease related to its Orlando pharmacy location. The modification primarily extended the lease term for 60 months, expiring January 2031, and revised the monthly lease payments to approximately $8.9 thousand beginning in February 2026, with an escalating payment schedule each year thereafter. The modification was not accounted for as separate contract and resulted in the remeasurement of the related operating lease liability using an incremental borrowing rate of 4.75%.

As a result of the modification, the Company recorded an increase of approximately $0.5 million and $0.5 million to operating lease right-of-use assets and operating lease liabilities, respectively. The modification materially changed the Company’s future lease payment obligations, and the lease maturity schedule below has been updated as of March 31, 2026. The weighted average remaining lease term as of March 31, 2026 was 3.88 years and the weighted average discount rate was 5%.

Years Ending December 31,	Total Future Operating Lease Commitments
2026 (remaining nine months)	$191
2027	146
2028	113
2029	117
2030	120
Thereafter	10
Total lease payments to be paid	697
Less: future interest expense	(56)
Lease liabilities	641
Less: current maturities	(231)
Long-term portion of lease liabilities	$410

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.  Reportable Segments

The Company has two reportable segments: (i) e-Commerce Operations, which involves acquiring and leasing, primarily an e-commerce platform to collaborate with businesses to optimize their ability to sell their goods online, domestically, and internationally, and enabling customers and partners to optimize their e-commerce presence and revenue, and other related businesses and (ii) Healthcare Operations, which provides TPA, data management, prescription pharmaceuticals, compounded medications, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities and contracted fulfillment facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management. This organizational structure aligns with how the Company’s CODMs manage the business, including resource allocation and performance assessment, and further aligns with the Company’s product categories and the key markets the Company serves.

The CODMs include the Company’s Chief Executive Officer and Chief Financial Officer.

The CODMs evaluate segment performance based on several factors, including Operating profit or loss, as a measure of operating segment performance which excludes the impact of Corporate overhead expenses. Corporate overhead expenses consist of executive compensation, stock-based compensation, public company expenses, and depreciation. The CODMs do not review segment assets at a level different than what is reported in the Company’s Condensed Consolidated Balance Sheets. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies. Accounting policies associated with our operating segments are generally the same as those described in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present a summary of the reportable segments (in thousands):

For the Three Months Ended March 31, 2026	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$3,199	$—	$3,199
Pharmacy prescription and other revenue, net of PBM fees	—	4,784	4,784
Pharmacy contract revenue	—	1,872	1,872
Revenues, net	3,199	6,656	9,855

Segment expenses:
Cost of revenue	2,394	4,049	6,443
Selling, general and administrative	474	953	1,427
Salaries, wages and payroll taxes	377	1,587	1,964
Depreciation and amortization	13	43	56
Intangible asset amortization	25	—	25
Total segment expenses	3,283	6,632	9,915
Segment operating (loss) income	$(84)	$24	(60)
Corporate overhead expenses			1,043
Non-operating expense			29
Loss before income taxes			(1,132)
Income taxes			—
Net loss			$(1,132)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Three Months Ended March 31, 2025	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$3,006	$—	$3,006
Pharmacy prescription and other revenue, net of PBM fees	—	9,491	9,491
Pharmacy contract revenue	—	1,429	1,429
Revenues, net	3,006	10,920	13,926

Segment expenses:
Cost of revenue	2,281	8,781	11,062
Selling, general and administrative	458	917	1,375
Salaries, wages and payroll taxes	335	2,079	2,414
Depreciation and amortization	64	88	152
Intangible asset amortization	26	—	26
Total segment expenses	3,164	11,865	15,029
Segment operating loss	$(158)	$(945)	(1,103)
Corporate overhead expenses			981
Non-operating income			(151)
Loss before income taxes			(1,933)
Income taxes			(9)
Net loss			$(1,942)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	e-Commerce Operations	Healthcare Operations	Total
Total assets as of March 31, 2026	$14,970	$11,948	$26,918

Total assets as of December 31, 2025	$12,748	$14,717	$27,465

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Concentrations

e-Commerce Operations concentrations:

Customers:

Amazon accounted for approximately 28% and 24% of the revenues for the e-Commerce Operations reportable segment during the three months ended March 31, 2026 and 2025, respectively. No other customer accounted for 10% or more of the e-Commerce Operations reportable segment revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the purchases related to e-Commerce Operations for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026		2025
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$897	30%	$755	29%
Garmin	$367	12%	$412	16%

Geographic:

The following table sets forth revenue as to each geographic location (in thousands):

	For the Three Months Ended March 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
Europe	$1,514	47%	$1,573	52%
North America	1,214	38%	1,033	34%
Asia and Pacific	411	13%	348	12%
Africa	40	1%	44	1%
South America	20	1%	8	nm
	$3,199	100%	$3,006	100%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Healthcare operations concentrations:

Suppliers:

Progressive Care had significant concentrations with one vendor, McKesson. The purchases from this significant vendor were approximately 99% of total vendor purchases for the three months ended March 31, 2026.

Customers:

Progressive Care’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Reimbursements from the top three significant PBMs were as follows:

Three Months Ended March 31, 2026
A	34%
B	21%
C	16%

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s EDGAR database, including our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026, and our subsequent public filings with the SEC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K. The most recently adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 3 in the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue, net	$9,855	$13,926	$(4,071)	(29)%
Cost of revenue	6,443	11,062	(4,619)	(42)%
Gross profit	3,412	2,864	548	19%
Operating expenses	4,515	4,948	(433)	(9)%
Operating loss	(1,103)	(2,084)	981	(47)%
Non-operating expense (income)	29	(151)	180	(119)%
Loss before income taxes	(1,132)	(1,933)	801	(41)%
Income taxes	—	(9)	9	(100)%
Net loss	(1,132)	(1,942)	810	(42)%
Net loss attributable to non-controlling interest	14	—	14	—%
Net loss attributable to common stockholders	$(1,118)	$(1,942)	$824	(42)%

We recognized overall revenue from operations of approximately $9.9 million and $13.9 million, an overall decrease of approximately $4.1 million, for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The decrease in revenue was attributable to the decrease of approximately $4.3 million from Healthcare Operations, which was partially offset by an increase of approximately $0.2 million from e-Commerce Operations.

Gross margin increased from approximately 21% for the three months ended March 31, 2025, to approximately 35% for the three months ended March 31, 2026. The increase in gross margin during the first quarter of 2026 compared to the same period in 2025, was attributable to the increase in volume of pharmacy contract revenue in the Healthcare Operations segment. Gross margin for Healthcare Operations increased for the first quarter of 2026 to approximately 39% from 20% when compared to the same period in 2025 and was attributable to new contracted medication fulfillment services as well as the improved drug costing as a result of the Medicare Maximum Fair Price program which began in January 2026. The gross profit margins for e-Commerce Operations slightly increased for the first quarter of 2026 to approximately 25% from 24% when compared to the same period in 2025.

Operating loss decreased by approximately $1.0 million for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, as a result of the decrease in operating expenses of approximately $0.4 million, and the increase in gross profit of approximately $0.6 million. See detailed discussion below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Three Months Ended March 31,
	2026		2025
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
e-Commerce revenue	$3,199	32%	$3,006	22%	$193	6%
Pharmacy prescription revenue, net	4,784	49%	9,491	68%	(4,707)	(50)%
Pharmacy contract revenue	1,872	19%	1,429	10%	443	31%
Revenues, net	$9,855	100%	$13,926	100%	$(4,071)	(29)%

Our net revenues consist of e-Commerce sales of satellite phones, tracking devices, accessories and airtime plans; pharmacy prescription revenues; and pharmacy contract revenues. For the three months ended March 31, 2026, overall revenues were approximately $9.9 million compared to $13.9 million for the three months ended March 31, 2025, a decrease of approximately $4.1 million or 29.2%.

e-Commerce revenue was approximately $3.2 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately $0.2 million primarily due to the increase in airtime sales.

Pharmacy prescription revenue, net was approximately $4.8 million and $9.5 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of approximately $4.7 million. The decrease was primarily driven by lower reimbursement rates of approximately $3.0 million and a reduction in prescription volume of approximately $1.7 million, reflecting the changes in payer reimbursement rates and overall payer mix. Despite the decline in revenue and prescription count, gross margin significantly improved to approximately 16% from approximately 8% in the prior year period. This improvement was driven by higher gross profit per prescription reflecting a shift in dispensing mix and continued margin discipline. Additionally, beginning in the first quarter of 2026, the implementation of the Medicare Maximum Fair Price program impacted reimbursement on certain Medicare prescriptions. As a result, certain prescriptions that were previously dispensed at lower margins in the prior year period generated improved margins under the updated reimbursement framework, contributing to the increase in overall gross profit.

Pharmacy contract revenue was approximately $1.9 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately $0.4 million. The increase was attributable to the medication fulfillment contract services secured late in 2025. These pharmacy contracted services generate a higher gross margin which contribute to the increase in overall gross profit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Selling, general and administrative	$2,006	$2,037	$(31)	(2)%
Salaries, wages and payroll taxes	2,419	2,715	(296)	(11)%
Depreciation and amortization	65	170	(105)	(62)%
Intangible asset amortization	25	26	(1)	(4)%
Operating expenses	$4,515	$4,948	$(433)	(9)%

Significant reductions in operating expenses were as follows:

•  Salaries, wages and payroll taxes were approximately $2.4 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of approximately $0.3 million or 10.9%. The decrease was attributable to a decrease in executive compensation of approximately $0.2 million and a decrease in total headcount of approximately $0.4 million, offset by an increase in stock-based compensation of approximately $0.3 million. The reduction in headcount was primarily driven by operational efficiencies and strategic workforce realignment within our healthcare operations.

•  Depreciation and amortization decreased approximately $0.1 million for the three months March 31, 2026, when compared to the prior year period, primarily as a result of certain assets reaching the end of the useful lives.

Non-operating Expense (Income)

Non-operating expense was approximately $29.0 thousand for the three months ended March 31, 2026, compared to non-operating income of approximately $0.2 million for the three months ended March 31, 2025. The change was primarily due to a decrease in interest earned of approximately $0.1 million due to the decrease in cash on hand, and a change in foreign currency rates of approximately $0.1 million.

Net Loss

We recorded net losses of approximately $1.1 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. The change in net loss was a result of the factors described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2026, we had a cash balance of approximately $11.0 million. Our working capital was approximately $14.2 million at March 31, 2026. Our principal uses of cash include (i) purchases of pharmaceutical inventory and e-Commerce product inventory, (ii) operating expenses, including payroll, professional services, and public company expenses, (iii) technology development and platform investments, and (iv) potential acquisitions and strategic investments. We continue to closely monitor our cash position and operating expenditures. In response to recent trends and in alignment with our long-term strategic goals, we continue to implement a series of cost reduction measures aimed at improving operational efficiency and preserving liquidity. These measures include optimizing our delivery process and renegotiating certain vendor agreements. While we remain committed to investing in key growth initiatives, we are prioritizing financial discipline to ensure we maintain adequate liquidity to support ongoing operations and strategic objectives. In addition, management is exploring various options with respect to strategic alternatives to diversify our business operations, including opportunities in additional services, joint ventures, and other collaborative structures.

At-the-Market Offering Program

On May 13, 2026, we entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, pursuant to which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $3,738,706, through or to the sales agent(s) acting as our agent or principal (the “ATM Program”).

Sales of shares of our common stock under the ATM Program, if any, will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through NASDAQ Stock Market or any other existing trading market for our common stock.

We intend to use the net proceeds from any sales under the ATM Program for general corporate purposes, which may include working capital, capital expenditures, repayment of indebtedness, and potential acquisitions or strategic investments. We are not obligated to make any sales under the ATM Program and may suspend or terminate the offering at any time.

We will pay the sales agent(s) a commission of up to 3.0% of the gross proceeds from any shares sold under the Sales Agreement.

As of the date of filing this Quarterly Report on Form 10-Q, no shares have been sold under the ATM Program.

As of the date of filing this Quarterly Report on Form 10-Q, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.

Our long-term cash requirements (beyond the next 12 months from filing this Quarterly Report on Form 10-Q) include lease obligations, note payable obligations, and potential capital investments in technology development and strategic acquisitions. We anticipate funding these long-term requirements through cash generated from operations, available cash on hand, and, if necessary, proceeds from future equity or debt financings. We do not have any material commitments for capital expenditures as of March 31, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our cash flows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net change in cash from:
Operating activities	$(2,583)	$(2,059)
Investing activities	—	(22)
Financing activities	(141)	(134)
Effect of exchange rate on cash	23	(8)
Change in cash	(2,701)	(2,223)
Cash at end of period	$11,008	$17,737

Cash Flow from Operating Activities

Net cash used in operating activities totaled approximately $2.6 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively, and changed by approximately $0.5 million period-over-period. The unfavorable change of approximately $0.5 million was primarily attributable to the following:

• a decrease in cash received from e-Commerce Operations of approximately $1.4 million due to the timing of collections of outstanding receivables;

• a decrease in cash received from Healthcare Operations of approximately $5.5 million due to the year-over-year revenue decrease and the timing of collections of outstanding receivables;

• a decrease in cash paid for inventory purchases and other costs of revenue of approximately $5.0 million;

• a decrease in cash paid for salaries and related expenses of approximately $0.8 million due to the decrease in executive compensation and decreased headcount;

• a decrease in cash paid for other recurring operating expenses of approximately $0.4 million due to the timing of payables; and

• a decrease in cash paid for other non-recurring expenses of approximately $0.2 million due to litigation matters and merger costs in the prior year period.

The Company expects that a portion of the outstanding receivables contributing to the timing-related decreases in cash collections will be collected during the second quarter of 2026; however, the timing of such collections may vary.

Cash Flow from Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2026. Net cash used in investing activities for the three months ended March 31, 2025 was approximately $22.0 thousand, primarily attributable to the purchase of vehicles for our Healthcare Operations delivery fleet.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $0.1 million for both the three months ended March 31, 2026 and 2025 and was attributable to the repayment of notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Identification of Material Weakness

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses related to (i) the accounting estimate of a PBM performance bonus receivable and (ii) the accounting for the valuation of the modification of certain PIPE warrants. The material weaknesses related to the PBM performance bonus receivable and PIPE warrant modification remained unremediated as of March 31, 2026.

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

(c) Changes in internal controls over financial reporting. Other than ongoing remediation activities related to the material weaknesses described above, there were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company believes the claims asserted in the action are without merit and intends to continue to vigorously defend against the lawsuit. The Company filed a motion to dismiss the complaint, which was denied by the court on December 3, 2025. Although the parties have engaged in discussions regarding a potential resolution of the matter, no agreement has been reached and there can be no assurance that the matter will be resolved on acceptable terms or at all. Based on currently available information and after consultation with legal counsel, management determined that a loss associated with this matter is probable and reasonably estimable in accordance with applicable accounting guidance. Accordingly, as of March 31, 2026, the Company has maintained an accrual of approximately $1.75 million, which represents management’s current estimate of loss exposure and corresponds to the Company’s applicable insurance retention under its directors’ and officers’ liability insurance coverage. The ultimate outcome of the matter remains uncertain, and the actual loss could differ materially from the amount accrued. Any such difference could have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows in the period in which the matter is resolved.

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

ITEM 1A. RISK FACTORS

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition, and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. Except for the following, there have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of investors that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors and general investors that will consider investing in our common stock, a reduction in the number of market makers in our common stock, a reduction in the availability of information concerning the trading prices and volume of our common stock, a reduction in the number of broker-dealers willing to execute trades in shares of our common stock or interest in business development opportunities. Further, we would likely become a “penny stock”, which would make trading of our common stock more difficult.

On April 28, 2025, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s Common Stock, closed below $1.00 per share for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). On October 28, 2025, the Company received a letter from the Staff notifying that the Company is eligible for a second 180-day period, or until April 27, 2026 to regain compliance with the Bid Price Requirement.

On April 2, 2026, the Company filed an amended and restated certificate of incorporation to effectuate a reverse stock split at a ratio of 1-to-10, as approved by the Company’s Board of Directors. The amendment was filed with the Secretary of State of the State of Nevada and the reverse stock split became effective in accordance with the terms of the amendment on April 13, 2026.

On April 27, 2026, the Company was notified by Nasdaq that the Company has regained compliance with the Bid Price Requirement and that this matter is now closed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

At-The-Market Offering Agreement

On May 13, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Manager”). Pursuant to the ATM Agreement, the Company may, from time to time during the term of the ATM Agreement, offer and sell, through or to the Manager, acting as the Company’s exclusive sales agent and/or as principal, shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and such shares, the “Shares”), having an aggregate amount up to the maximum number or dollar amount of shares of Common Stock (i) registered and available for offer and sale under the Company’s effective shelf registration statement on Form S-3 (File No. 333-292211) (the “Registration Statement”) and the related prospectus supplement, (ii) that are authorized but unissued (after giving effect to reserves for other outstanding securities), and (iii) that may be sold without causing the Company to fail to satisfy the applicable eligibility and transaction requirements for the use of Form S-3 (such lesser amount, the “Maximum Amount”).

Sales of the Shares, if any, under the ATM Agreement will be made by methods deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), which may include sales made directly on the Nasdaq Capital Market (the “Trading Market”), on any other existing trading market for the Common Stock, through a market maker or, with the Company’s prior written consent and subject to applicable disclosure in the prospectus supplement, in privately negotiated transactions. The Company may also sell Shares to the Manager, acting as principal, pursuant to one or more terms agreements entered into from time to time under the ATM Agreement, which will set forth the specific terms of such principal transactions, including the number of Shares to be sold, the purchase price to the Manager and the time and place of delivery.

Under the ATM Agreement, the Company may deliver to the Manager, from time to time, a sales notice specifying, among other things, the number or dollar amount of Shares to be offered, the minimum price per Share, and any limitation on the number of Shares that may be sold on any trading day. Subject to the terms and conditions of the ATM Agreement, the Manager has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law to sell the Shares in accordance with the Company’s instructions. Either the Company or the Manager may, at any time and from time to time, upon notice to the other, suspend the offering of the Shares under the ATM Agreement, and the Company is not obligated to make any sales of Shares under the ATM Agreement.

The compensation payable to the Manager for sales of Shares as sales agent under the ATM Agreement will be a placement fee equal to 3.0% of the gross sales price per Share sold through the Manager (the “Broker Fee”). The Broker Fee does not apply to any Shares sold to the Manager as principal pursuant to a separate terms agreement, for which the Company and the Manager will separately agree on a discount or other compensation. The Company will receive the net proceeds from any sales of Shares under the ATM Agreement, after deducting the Broker Fee and any transaction fees or expenses imposed by any clearing firm, execution broker, governmental authority or self-regulatory organization. Settlement for sales of Shares will generally occur on the first Trading Day following each sale (or such shorter settlement cycle as may then be in effect under applicable rules), with the Company delivering the Shares electronically through The Depository Trust Company and the Manager delivering the related net proceeds to the Company.

The Shares to be offered and sold under the ATM Agreement, if any, will be issued pursuant to the Registration Statement, the base prospectus included therein (the “Base Prospectus”), and a prospectus supplement relating to the ATM Agreement (the “Prospectus Supplement”), which the Company is required to file with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) under the Securities Act. The Registration Statement, including the Base Prospectus and the Prospectus Supplement, permits the issuance and sale of the Shares as contemplated by the ATM Agreement.

The ATM Agreement contains customary representations, warranties and covenants of the Company, including, among other things, covenants relating to the filing and maintenance of the Registration Statement, the Base Prospectus and the Prospectus Supplement, the delivery of periodic bring-down opinions of counsel, comfort letters from the Company’s independent registered public accounting firm, and officers’ certificates, as well as the Company’s agreement to maintain its listing of the Common Stock on the Trading Market and to comply with applicable securities laws and regulations. The ATM Agreement also contains customary conditions to the Manager’s obligations, including the continued effectiveness of the Registration Statement, the absence of any stop order or suspension of qualification, and the absence of any material adverse change in the Company’s business or financial condition, as well as customary rights of termination by either party. In addition, the ATM Agreement includes customary indemnification and contribution provisions by the Company and the Manager for certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

The Company agreed to pay certain expenses in connection with the ATM Agreement, including, among others, (i) the fees and expenses of the Company’s counsel and independent accountants, (ii) the filing fee under FINRA Rule 5110, (iii) the reasonable fees and expenses of the Manager’s counsel, not to exceed $50.0 thousand (excluding periodic due diligence fees), payable upon execution of the ATM Agreement, and (iv) certain state securities law compliance expenses.

The Company intends to use the net proceeds from any sales of the Shares under the ATM Agreement in the manner set forth in the Prospectus.

The Company is not obligated to make any sales under the ATM Agreement, and any sales will depend on market conditions and the Company’s capital needs. The offering will terminate upon the sale of shares in an aggregate amount specified in the ATM Agreement or sooner if terminated by either party.

The foregoing description of the ATM Agreement is not complete and is qualified in its entirety by reference to the full text of the ATM Agreement, a copy of which is filed as Exhibit 1.1 to this Quarterly Report on Form 10‑Q and incorporated herein by reference.

A copy of the opinion of ArentFox Schiff LLP relating to the legality of the Shares issuable under the ATM Agreement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q and is also incorporated by reference into the Registration Statement.

The above description does not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any offer, solicitation or sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1	At-The-Market Offering Agreement, dated May 13, 2026, by and between the Company and H.C. Wainwright & Co., LLC.
5.1	Opinion of ArentFox Schiff LLP.
10.1	Employment Agreement, dated as of January 9, 2026, between NextPlat Corp and Amanda Ferrio (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Commission on January 13, 2026).
23.1	Consent of ArentFox Schiff LLP (included in Exhibit 5.1).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
101	The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2026	NEXTPLAT CORP

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Amanda Ferrio
Amanda Ferrio
Chief Financial Officer
(Principal Financial and Accounting Officer)