Form 10-Q
period 2026-06-30
NextPlat Corp
filed 2026-08-14
CIK 1058307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 001-40447

NEXTPLAT CORP

(Exact name of registrant as specified in its charter)

Nevada	65-0783722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd, Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

(305)-560-5381

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	NXPL	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 11, 2026
Common Stock, $0.0001 par value	2,713,222 (excluding 13,054 shares held as treasury stock)

FORM 10-Q

INDEX

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning sales trends, gross margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026 (“2025 Form 10-K”), this quarterly report on Form 10-Q for the three and six months ended June 30, 2026, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying Condensed Consolidated Financial Statements of NextPlat Corp (“NextPlat,” the “Company,” “we,” or “our”), for the three and six months ended June 30, 2026 and for the comparable period in the prior year are included below. These Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Condensed Consolidated Financial Statements that follow.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$11,881	$13,240	$21,736	$27,166
Cost of revenue	7,187	10,357	13,630	21,419
Gross profit	4,694	2,883	8,106	5,747

Operating expenses:
Selling, general and administrative	2,445	1,976	4,421	4,001
Salaries, wages and payroll taxes	2,296	2,561	4,745	5,288
Depreciation and amortization	54	150	119	320
Intangible asset amortization	26	25	51	51
Total operating expenses	4,821	4,712	9,336	9,660

Operating loss	(127)	(1,829)	(1,230)	(3,913)
Non-operating income	(31)	(71)	(2)	(222)
Loss before income taxes	(96)	(1,758)	(1,228)	(3,691)
Income taxes	(48)	(31)	(48)	(40)
Net loss	(144)	(1,789)	(1,276)	(3,731)
Net loss attributable to non-controlling interest	—	—	14	—
Net loss attributable to common stockholders	$(144)	$(1,789)	$(1,262)	$(3,731)

Comprehensive loss:
Net loss	$(144)	$(1,789)	$(1,276)	$(3,731)
Foreign currency (loss) gain	(6)	(58)	17	(69)
Comprehensive loss	$(150)	$(1,847)	$(1,259)	$(3,800)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(144)	$(1,789)	$(1,262)	$(3,731)
Weighted number of common shares outstanding – basic and diluted	2,708	2,596	2,701	2,596

Basic and diluted loss per share	$(0.05)	$(0.69)	$(0.47)	$(1.44)

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$11,940	$13,709
Receivables, net of allowances of $62 and $40 as of June 30, 2026 and December 31, 2025, respectively	8,249	5,944
Inventory, net of inventory reserves of $421 and $418 as of June 30, 2026 and December 31, 2025, respectively	4,058	3,396
Other current assets	899	1,107
Total Current Assets	25,146	24,156
Property and equipment, net of accumulated depreciation of $1,483 and $3,527 as of June 30, 2026 and December 31, 2025, respectively	2,390	2,505
Operating right-of-use assets, net	572	189
Goodwill	156	156
Intangible assets, net	371	422
Other noncurrent assets	37	37
Total Assets	$28,672	$27,465

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$10,252	$8,265
Notes payable	189	416
Operating lease liabilities	186	158
Other current liabilities	355	287
Total Current Liabilities	10,982	9,126

Long Term Liabilities:
Notes payable, net of current portion	815	876
Operating lease liabilities, net of current portion	390	41
Total Liabilities	12,187	10,043

Commitments and Contingencies	—	—

Equity
Preferred stock ($0.0001 par value; 3,333,333 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.0001 par value; 50,000,000 shares authorized, 2,713,222 and 2,676,788 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	—	3
Additional paid-in capital	77,911	77,586
Accumulated deficit	(61,325)	(60,063)
Accumulated other comprehensive loss	(101)	(118)
Treasury stock (at cost; 13,054 shares as of June 30, 2026 and December 31, 2025)	(100)	(100)
Equity attributable to common stockholders	16,385	17,308
Equity attributable to non-controlling interests	100	114
Total Equity	16,485	17,422

Total Liabilities and Equity	$28,672	$27,465

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except par value)

(Unaudited)

For the Three and Six Months Ended June 30, 2026

	Common Stock		Additional			Treasury Stock
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Cost		Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2025	2,677	$3	$77,586	$(60,063)	$(118)	(13)	$(100)	$17,308	$114	$17,422
Issuance of common stock related to restricted stock award	26	—	170	—	—	—	—	170	—	170
Stock-based compensation in connection with restricted stock awards	—	—	91	—	—	—	—	91	—	91
Comprehensive gain	—	—	—	—	23	—	—	23	—	23
Net loss	—	—	—	(1,118)	—	—	—	(1,118)	(14)	(1,132)
Balance at March 31, 2026	2,703	3	77,847	(61,181)	(95)	(13)	(100)	16,474	100	16,574
Stock-based compensation in connection with restricted stock awards	—	—	61	—	—	—	—	61	—	61
Issuance of common stock related to restricted stock award	10	—	—	—	—	—	—	—	—	—
Cancellation of common stock related to reverse stock split	—	(3)	3	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	(6)	—	—	(6)	—	(6)
Net loss	—	—	—	(144)	—	—	—	(144)	—	(144)
Balance at June 30, 2026	2,713	$—	$77,911	$(61,325)	$(101)	(13)	$(100)	$16,385	$100	$16,485

For the Three and Six Months Ended June 30, 2025

	Common Stock		Additional			Treasury Stock
	$0.0001 Par Value		Paid in	Accumulated	Comprehensive	Cost		Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2024	2,596	$3	$75,697	$(48,950)	$(66)	—	$—	$26,684	$114	$26,798
Stock-based compensation in connection with options granted	—	—	7	—	—	—	—	7	—	7
Comprehensive loss	—	—	—	—	(11)	—	—	(11)	—	(11)
Net loss	—	—	—	(1,942)	—	—	—	(1,942)	—	(1,942)
Balance at March 31, 2025	2,596	3	75,704	(50,892)	(77)	—	—	24,738	114	24,852
Stock-based compensation in connection with options granted	—	—	4	—	—	—	—	4	—	4
Comprehensive loss	—	—	—	—	(58)	—	—	(58)	—	(58)
Net loss	—	—	—	(1,789)	—	—	—	(1,789)	—	(1,789)
Balance at June 30, 2025	2,596	$3	$75,708	$(52,681)	$(135)	—	$—	$22,895	$114	$23,009

See accompanying notes to condensed consolidated financial statements.

NEXTPLAT CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from e-Commerce Operations revenue	$9,283	$9,132
Cash received from Healthcare Operations revenue	15,146	20,709
Cash received from interest income	91	207
Cash (paid) received from other sources	(12)	211
Cash paid for inventory purchases and other costs of revenue	(17,901)	(23,302)
Cash paid for salaries and related expenses	(4,417)	(5,530)
Cash paid for other recurring operating expenses	(3,473)	(4,178)
Cash paid for other non-recurring expenses	(183)	(316)
Cash paid for interest expense	(32)	(33)
Net cash used in operating activities	(1,498)	(3,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(34)
Proceeds from sale or disposal of property and equipment	—	132
Net cash provided by investing activities	—	98

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(288)	(256)
Payments on finance lease liabilities	—	(5)
Net cash used in financing activities	(288)	(261)

Effect of exchange rate on cash	17	(62)

Net decrease in cash	(1,769)	(3,325)
Cash beginning of period	13,709	19,960
Cash end of period	$11,940	$16,635

Reconciliation of net loss to cash flow used in operating activities
Net loss	$(1,276)	$(3,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	119	315
Change in allowance for credit losses	22	(109)
Change in inventory reserve	3	20
Amortization of intangible assets	51	51
Amortization of operating right-of-use assets	122	187
Amortization of finance right-of-use assets	—	5
Stock-based compensation	322	11
Loss on sale or disposal of property and equipment	—	163
Change in operating assets and liabilities:
Receivables	(2,327)	2,328
Inventories	(665)	(354)
Other current assets	208	14
Other noncurrent assets	—	7
Accounts payable and accrued expenses	1,879	(2,077)
Other current liabilities	44	70
Net cash used in operating activities	$(1,498)	$(3,100)

Supplemental disclosures of noncash activities:
Right-of-use assets obtained in exchange for operating lease liabilities from modification	505	—

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

Florida Sunshine Brands, LLC:

Florida Sunshine Brands, LLC (“Florida Sunshine”) is a Florida limited liability company formed on  December 6, 2023. Florida Sunshine operates under an operating agreement between NextPlat, with a 51% ownership, and Outer Brands FS, LLC, with a 49% ownership.  Florida Sunshine’s main objective is to source and sell vitamins and nutritional supplements.

Healthcare Operations:

The Company’s Healthcare segment operates through a wholly owned entity, Progressive Care LLC (“Progressive”), a Nevada Limited Liability Company, which includes wholly owned subsidiaries, Pharmco, LLC (“Pharmco 901”), Touchpoint RX, LLC doing business as Pharmco Rx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”), and ClearMetrX Inc. (“ClearMetrX”). ClearMetrX is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers. Pharmco pharmacies deliver prescriptions to Florida’s diverse population and currently hold Florida Community Pharmacy Permits at all Florida pharmacy locations.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2025 Annual Report on Form 10-K, for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated statements of comprehensive loss, balance sheets, statements of equity, and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The year-end balance sheet data for comparative purposes was derived from audited consolidated financial statements.

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Correction of Immaterial Misstatement

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company recorded an adjustment to correct an error related to performance bonus revenue in the amount of approximately $0.6 million. Based on an analysis of Accounting Standards Codification (“ASC”) 250, Staff Accounting Bulletin (“SAB”) 99, and SAB 108, the Company has determined that this error was not material to the previously issued interim financial statements for the six months ended June 30, 2025. Accordingly, the prior period amounts have been revised in the accompanying Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2025.

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than the following, there have been no material changes to the Company’s significant accounting policies for the six months ended June 30, 2026. Selected accounting policy disclosures are provided below.

Cash

The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. All cash amounts in excess of $250 thousand, approximately $1.7 million, are uninsured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250 thousand.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The accounts of one of the Company’s subsidiaries, GTC, are maintained using the appropriate local currency, British Pound (“GBP”), as the functional currency. All assets and liabilities are translated into U.S. Dollars at the balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of comprehensive loss.

The relevant translation rates are as follows:

	As of June 30, 2026	As of June 30, 2025	As of December 31, 2025
Closing rate $USD to GBP	$1.33	$1.37	$1.35
Quarterly average rate $USD to GBP	$1.34	$1.34	$1.33
Year-to-date average rate $USD to GBP	$1.30	$1.30	$1.32

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

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Subsequent Events

Pharmacy Acquisition

On July 14, 2026, Progressive entered into a Membership Interest Purchase Agreement (the “Agreement”) with Ron G. Scott (the “Seller”) to acquire 100% of the membership interests in Scott’s Pharmacy, LLC, a community pharmacy in Molino, Florida (the “Target”).

The Company will acquire the Target for $1.5 million in cash, subject to a post-signing inventory adjustment. $50.0 thousand will be deposited in escrow as an initial payment, credited at closing. At closing, the Seller receives the balance (subject to inventory adjustment), and $50.0 thousand is held back in escrow for indemnification.

Closing is targeted by September 30, 2026, with a one-time extension to October 31, 2026, available upon notice and an additional $50.0 thousand deposit. If closing does not occur by the deadline (as extended), either party may terminate, with the Seller retaining the deposit as liquidated damages if the Purchaser is at fault, or returning it if the Seller is at fault.

The Purchaser has a 30-day due diligence period to review the Target and may terminate only for material issues discovered or the Seller’s failure to provide required information. The Company must also negotiate a lease for the Target’s premises during this period; failure to do so allows termination without penalty.

The Purchase Agreement contains customary representations, warranties, and covenants regarding organization, capitalization, financials, taxes, employees, compliance, and operations. The Seller and the Target must operate in the ordinary course and cooperate on consents and approvals. The Company must pursue regulatory approvals and not delay closing.

Closing conditions include accuracy of representations, performance of covenants, absence of prohibitions or material adverse effects, required consents, completion of due diligence, and lease arrangements. The Seller’s closing conditions include Purchaser’s performance and payment.

The Seller’s indemnification liability is capped at 10% of the Purchase Price (except for fraud), with $50.0 thousand escrowed for 18 months post-closing. The Company also provides reciprocal indemnification. Survival periods for representations and covenants are customary.

At closing, the Seller will enter into a three-year Noncompetition Agreement covering Escambia County, Florida, and deliver customary documents. The Company will deliver the cash consideration and other closing deliverables.

New Operating Lease - Jacksonville, Florida

On July 24, 2026, FPRX (the “Pharmacy”) entered into a lease agreement with 3604 University Blvd South Holdings LLC (the “landlord”) for approximately 1,750 square feet of commercial space located at 3604 University Blvd. S., Suite 102, Jacksonville, Florida. The Pharmacy intends to use the premises for pharmacy and related support purposes.

The lease has an initial term of five years, commencing August 1, 2026 and expiring July 31, 2031. Base rent is payable monthly on a modified gross basis, beginning at approximately $3.1 thousand per month and increasing three percent (3%) on each anniversary of the commencement date. Total undiscounted fixed base rent over the initial five-year term is approximately $0.2 million. The lease provides the Pharmacy with two successive options to extend the term for five years each. Base rent would continue to increase three percent (3%) annually during any extension term.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Liquidity, Going Concern, and Management’s Plans

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

Management has evaluated its plans to mitigate these conditions. These plans include expanding the Company’s long-term care pharmacy operations, increasing 340B contract pharmacy revenue, developing additional institutional medication fulfillment contracts, and implementing identified operational efficiencies. For the six months ended June 30, 2026, operating loss decreased to approximately $1.2 million from $3.9 million, and cash used in operating activities decreased to approximately $1.5 million from $3.1 million. As of June 30, 2026, the Company had cash of approximately $11.9 million and $3.8 million of remaining availability under the ATM Program. Based on these results, management’s projections of operating results and cash flows for the twelve months following issuance, and the Company’s liquidity position, management has concluded that its plans, which are probable of being effectively implemented and probable of mitigating the relevant conditions, alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Note 5. Revenue

The following tables disaggregate net revenues by major categories (in thousands):

	Three Months Ended June 30, 2026
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$4,078	$—	$4,078
Pharmacy prescription and other revenue, net of PBM fees	—	5,564	5,564
Pharmacy contract revenue	—	2,239	2,239
Revenues, net	$4,078	$7,803	$11,881

	Three Months Ended June 30, 2025
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$4,120	$—	$4,120
Pharmacy prescription and other revenue, net of PBM fees	—	8,173	8,173
Pharmacy contract revenue	—	947	947
Revenues, net	$4,120	$9,120	$13,240

	Six Months Ended June 30, 2026
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$7,277	$—	$7,277
Pharmacy prescription and other revenue, net of PBM fees	—	10,348	10,348
Pharmacy contract revenue	—	4,111	4,111
Revenues, net	$7,277	$14,459	$21,736

	Six Months Ended June 30, 2025
	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$7,126	$—	$7,126
Pharmacy prescription and other revenue, net of PBM fees	—	17,664	17,664
Pharmacy contract revenue	—	2,376	2,376
Revenues, net	$7,126	$20,040	$27,166

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(144)	$(1,789)	$(1,262)	$(3,731)

Basic weighted average common shares outstanding	2,708	2,596	2,701	2,596
Potentially dilutive common shares	—	—	—	—
Diluted weighted average common shares outstanding	2,708	2,596	2,701	2,596

Weighted average loss per common share - basic and diluted	$(0.05)	$(0.69)	$(0.47)	$(1.44)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Unvested restricted stock awards	27	—	27	—
Stock options	—	—	—	—
Common stock purchase warrants	—	—	—	—
	27	—	27	—

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$7,613	$5,812
Accrued litigation	1,750	1,750
Accrued wages and payroll liabilities	218	340
Accrued other liabilities	586	285
Customer deposits payable	85	78
Total	$10,252	$8,265

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
A. Mortgage note payable - commercial bank - collateralized	$907	$956
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	36	78
Insurance premiums financing	36	233
Subtotal	1,004	1,292
Less: current portion of notes payable	(189)	(416)
Long-term portion of notes payable	$815	$876

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

(B) Note Payable – Uncollateralized

As of June 30, 2026 the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

On July 16, 2020 (the “Issue Date”), GTC entered into a Coronavirus Interruption Loan Agreement (“Debenture”) by and among the Company and HSBC UK Bank PLC (the “Lender”) for an amount of approximately £0.3 million, or USD $0.3 million at an exchange rate of GBP: USD of 1.3533720. The Debenture bears interest beginning July 16, 2021, at a rate of 4.0% per annum over the Bank of England Base Rate (0.1% as of July 16, 2020), payable monthly on the outstanding principal amount of the Debenture. The Debenture has a term of six years from the date of drawdown, July 15, 2026, the “Maturity Date”. The first repayment of approximately £4.2 thousand (exclusive of interest) was made 13 months after July 16, 2020. Voluntary prepayments are allowed with 5 business days’ written notice and the amount of the prepayment is equal to 10% or more of the limit or, if less, the balance of the debenture. The Debenture is secured by all GTC’s assets as well as a guarantee by the UK government. The proceeds from the Debenture were used for general corporate and working capital purposes. The Debenture includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, the Debenture becomes payable upon demand. The balance outstanding as of  June 30, 2026 on the note payable was approximately $6.0 thousand.

In July 2022, Progressive Care entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90.0 thousand. The terms of the promissory note payable require 60 monthly payments of approximately $1.9 thousand, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $30.0 thousand and $39.0 thousand as of  June 30, 2026 and December 31, 2025, respectively.

Principal outstanding as of  June 30, 2026, is expected to be repayable as follows (in thousands):

Year	Amount
2026 (remaining six months)	$128
2027	123
2028	753
2029	—
Total	$1,004

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Equity

Stock-based compensation expense is recorded in salaries, wages and payroll taxes expense in the Condensed Consolidated Statements of Comprehensive Loss. For the six months ended June 30, 2026 and 2025, stock-based compensation expense was approximately $0.3 million and $11.0 thousand, respectively. There were no income tax benefits recognized from stock-based compensation during the six months ended June 30, 2026 and 2025 due to cumulative losses and valuation allowances.

During the three months ended June 30, 2026, 57,868 stock options expired unexercised. The options had a weighted average exercise price of $21.96. No compensation expense adjustment was required as the awards were fully vested.

Preferred Stock

We have authorized 3,333,333 shares of $0.0001 par value of preferred stock. As of June 30, 2026 and  December 31, 2025 there were no shares of preferred stock issued and outstanding.

Common Stock

We have authorized 50,000,000 shares of $0.0001 par value common stock. As of June 30, 2026 and  December 31, 2025, 2,713,222 and 2,676,788 shares of common stock, respectively, were issued and outstanding.

At-the-Market Offering Program

On May 13, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, pursuant to which the Company may offer and sell shares of its common stock, from time to time, having an aggregate offering price of up to approximately $3.8 million, through or to the sales agent(s) acting as the agent or principal (the “ATM Program”).

Sales of shares of the Company’s common stock under the ATM Program, if any, will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the Company’s common stock. As of June 30, 2026, no shares have been sold under the ATM Program.

Treasury Stock

Treasury stock represents shares of the Company’s common stock that have been issued and subsequently repurchased by the Company and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Total Equity on the Condensed Consolidated Balance Sheets. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the six months ended June 30, 2026.

Listing on the Nasdaq Capital Market

Our common stock is traded on the Nasdaq Capital Market under the symbol “NXPL”.

Note 10. Related Party Transactions

The Company uses an American Express account for Orbital Satcom Corp and an American Express account for GTC, both in the name of the Company’s Chief Executive Officer and President, who personally guarantees the balance owed. As of June 30, 2026, the amount payable due to related party includes amounts due to the Company’s Chief Executive Officer and President. Total related party payments due as of June 30, 2026 and  December 31, 2025 were approximately $20.8 thousand and $11.0 thousand, respectively, and recorded within Other current liabilities on the Condensed Consolidated Balance Sheets. Those related party payables are non-interest bearing and due on demand.

During the six months ended  June 30, 2026, the Company employed and paid wages to one employee related to the Company’s Chief Executive Officer and one employee related to the Company’s Chief Financial Officer.

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Commitments and Contingencies

Litigation

On October 28, 2024, Alan Jay Weisberg, the former Chief Executive Officer and Chairman of Progressive Care Inc. (“RXMD”), filed a putative class action suit on behalf of himself and all other former RXMD stockholders against NextPlat, Charles M. Fernandez, the former Chief Executive Officer and Executive Chairman of NextPlat, and Rodney Barreto, a director of NextPlat. The complaint purports to allege a breach of fiduciary duty by NextPlat and Messrs. Fernandez and Barreto in connection with the merger of RXMD with and into a wholly owned subsidiary of NextPlat (the “Merger”), which Merger was completed on October 1, 2024 following approval by the stockholders of each of NextPlat and RXMD in stockholder meetings held on September 13, 2024 by NextPlat and RXMD, respectively. Among other things, the complaint asserts that the consideration paid to Mr. Weisberg and the other RXMD stockholders in connection with the Merger was insufficient. The monetary relief requested in the complaint includes compensatory and rescissory damages in an unspecified dollar amount. The complaint is pending in the Court of Chancery of the State of Delaware. The caption is Alan Jay Weisberg v. Charles M. Fernandez, Rodney Barreto and NextPlat Corp., and the case number is C.A. No. 20. 24-1097-MTZ.

The Company believes the claims asserted in the action are without merit and intends to continue to vigorously defend against the lawsuit. The Company filed a motion to dismiss the complaint, which was denied by the court on December 3, 2025. Although the parties have engaged in discussions regarding a potential resolution of the matter, no agreement has been reached and there can be no assurance that the matter will be resolved on acceptable terms or at all. Based on currently available information and after consultation with legal counsel, management determined that a loss associated with this matter is probable and reasonably estimable in accordance with applicable accounting guidance. Accordingly, as of June 30, 2026, the Company has maintained an accrual of approximately $1.75 million, which represents management’s current estimate of loss exposure and corresponds to the Company’s applicable insurance retention under its directors’ and officers’ liability insurance coverage. The ultimate outcome of the matter remains uncertain, and the actual loss could differ materially from the amount accrued. Any such difference could have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows in the period in which the matter is resolved.

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

Liquidated Damages - Registration Rights Agreement

During the three months ended June 30, 2026, the Company accrued an expense included in selling, general and administrative expenses of approximately $0.4 million in connection with liquidated damages obligations pursuant to the Registration Rights Agreement dated December 8, 2022. The expense represents the maximum aggregated liquidated damages payable to eligible investors in the Company’s December 2022 private placement offering arising from the lapse of the Company’s Form S-3 Registration Statement. The Company notified all eligible investors of their entitlements and requested each investor to elect to receive payment or waive their entitlement. As of June 30, 2026, the balance of the accrual was approximately $0.3 million. As of the date of this filing, the Company has paid an aggregate of approximately $0.4 million to investors who elected to receive payment.

Note 12. Leases

During the six months ended June 30, 2026, the Company modified a certain operating lease related to its Orlando pharmacy location. The modification primarily extended the lease term for 60 months, expiring January 2031, and revised the monthly lease payments to approximately $8.9 thousand beginning in February 2026, with an escalating payment schedule each year thereafter. The modification was not accounted for as a separate contract and resulted in the remeasurement of the related operating lease liability using an incremental borrowing rate of 4.75%.

At the time of modification, the Company recorded an increase of approximately $0.5 million and $0.5 million to operating lease right-of-use assets and operating lease liabilities, respectively. The modification materially changed the Company’s future lease payment obligations, and the lease maturity schedule below has been updated as of June 30, 2026. The weighted average remaining lease term as of June 30, 2026 was 3.81 years and the weighted average discount rate was 5%.

Years Ending December 31,	Total Future Operating Lease Commitments
2026 (remaining six months)	$129
2027	146
2028	113
2029	117
2030	120
Thereafter	10
Total lease payments to be paid	635
Less: future interest expense	(59)
Lease liabilities	576
Less: current maturities	(186)
Long-term portion of lease liabilities	$390

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

The following tables present a summary of the reportable segments (in thousands):

For the Three Months Ended June 30, 2026	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$4,078	$—	$4,078
Pharmacy prescription and other revenue, net of PBM fees	—	5,564	5,564
Pharmacy contract revenue	—	2,239	2,239
Revenues, net	4,078	7,803	11,881

Segment expenses:
Cost of revenue	2,997	4,190	7,187
Selling, general and administrative	500	930	1,430
Salaries, wages and payroll taxes	343	1,638	1,981
Depreciation and amortization	12	35	47
Intangible asset amortization	26	—	26
Total segment expenses	3,878	6,793	10,671
Segment operating income	$200	$1,010	1,210
Corporate overhead expenses			1,337
Non-operating income			(31)
Loss before income taxes			(96)
Income taxes			(48)
Net loss			$(144)

For the Three Months Ended June 30, 2025	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$4,120	$—	$4,120
Pharmacy prescription and other revenue, net of PBM fees	—	8,173	8,173
Pharmacy contract revenue	—	947	947
Revenues, net	4,120	9,120	13,240

Segment expenses:
Cost of revenue	3,051	7,306	10,357
Selling, general and administrative	527	928	1,455
Salaries, wages and payroll taxes	366	1,948	2,314
Depreciation and amortization	63	75	138
Intangible asset amortization	25	—	25
Total segment expenses	4,032	10,257	14,289
Segment operating income (loss)	$88	$(1,137)	(1,049)
Corporate overhead expenses			780
Non-operating income			(71)
Loss before income taxes			(1,758)
Income taxes			(31)
Net loss			$(1,789)

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Six Months Ended June 30, 2026	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$7,277	$—	$7,277
Pharmacy prescription and other revenue, net of PBM fees	—	10,348	10,348
Pharmacy contract revenue	—	4,111	4,111
Revenues, net	7,277	14,459	21,736

Segment expenses:
Cost of revenue	5,391	8,239	13,630
Selling, general and administrative	974	1,883	2,857
Salaries, wages and payroll taxes	720	3,225	3,945
Depreciation and amortization	25	78	103
Intangible asset amortization	51	—	51
Total segment expenses	7,161	13,425	20,586
Segment operating income	$116	$1,034	1,150
Corporate overhead expenses			2,380
Non-operating income			(2)
Loss before income taxes			(1,228)
Income taxes			(48)
Net loss			$(1,276)

For the Six Months Ended June 30, 2025	e-Commerce Operations	Healthcare Operations	Total
e-Commerce revenue	$7,126	$—	$7,126
Pharmacy prescription and other revenue, net of PBM fees	—	17,664	17,664
Pharmacy contract revenue	—	2,376	2,376
Revenues, net	7,126	20,040	27,166

Segment expenses:
Cost of revenue	5,332	16,087	21,419
Selling, general and administrative	982	1,847	2,829
Salaries, wages and payroll taxes	701	4,027	4,728
Depreciation and amortization	127	163	290
Intangible asset amortization	51	—	51
Total segment expenses	7,193	22,124	29,317
Segment operating loss	$(67)	$(2,084)	(2,151)
Corporate overhead expenses			1,762
Non-operating income			(222)
Loss before income taxes			(3,691)
Income taxes			(40)
Net loss			$(3,731)

	e-Commerce Operations	Healthcare Operations	Total
Total assets as of June 30, 2026	$14,230	$14,442	$28,672

Total assets as of December 31, 2025	$12,748	$14,717	$27,465

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Concentrations

e-Commerce operations concentrations:

Customers:

Amazon accounted for approximately 30% and 31% of the revenues for the e-Commerce Operations reportable segment during the six months ended June 30, 2026 and 2025, respectively. No other customer accounted for 10% or more of the e-Commerce Operations reportable segment revenues for either period.

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the purchases related to e-Commerce Operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026		2025
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$1,021	30%	$591	29%
Globalstar	$452	13%	$403	16%
Garmin	$404	12%	$—	—%

	For the Six Months Ended June 30,
	2026		2025
	Amount	% of Total Purchases	Amount	% of Total Purchases
Iridium Satellite	$1,921	30%	1,388	24%
Garmin	$773	12%	839	14%
Globalstar	$643	10%	619	11%

Geographic:

The following table sets forth revenue as to each geographic location (in thousands):

	For the Three Months Ended June 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Europe	$2,309	57%	$1,993	48%
North America	1,002	25%	1,284	31%
Asia and Pacific	514	13%	641	16%
Africa	241	5%	188	5%
South America	12	nm	14	nm
	$4,078	100%	$4,120	100%

	For the Six Months Ended June 30,
	2026		2025
	Amount	% of Total	Amount	% of Total
Europe	$3,830	53%	$3,499	49%
North America	2,206	30%	2,339	33%
Asia and Pacific	927	13%	1,032	14%
Africa	282	4%	234	4%
South America	32	nm	22	nm
	$7,277	100%	$7,126	100%

NEXTPLAT CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Healthcare operations concentrations:

Suppliers:

Progressive Care had significant concentrations with one vendor, McKesson. The purchases from this significant vendor were approximately 99% of total vendor purchases for the six months ended June 30, 2026.

Customers:

Progressive Care’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse Progressive Care.

Reimbursements from the top three significant PBMs were as follows:

Six Months Ended June 30, 2026
A	46%
B	13%
C	11%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues, net	$11,881	$13,240	$(1,359)	(10)%
Cost of revenue	7,187	10,357	(3,170)	(31)%
Gross profit	4,694	2,883	1,811	63%
Operating expenses	4,821	4,712	109	2%
Operating loss	(127)	(1,829)	1,702	(93)%
Non-operating income	(31)	(71)	40	(56)%
Loss before income taxes	(96)	(1,758)	1,662	(95)%
Income taxes	(48)	(31)	(17)	55%
Net loss attributable to common stockholders	$(144)	$(1,789)	$1,645	(92)%

We recognized overall revenue from operations of approximately $11.9 million and $13.2 million, an overall decrease of approximately $1.4 million, for the three months ended June 30, 2026, when compared to the three months ended June 30, 2025. The decrease in revenue was primarily attributable to the decrease of approximately $1.3 million from Healthcare Operations.

Gross margin increased from approximately 22% for the three months ended June 30, 2025, to approximately 40% for the three months ended June 30, 2026. The increase in gross margin during the second quarter of 2026 compared to the same period in 2025 was attributable to the increase in volume of pharmacy contract revenue in the Healthcare Operations segment. Gross margin for Healthcare Operations increased for the second quarter of 2026 to approximately 46% from 20% when compared to the same period in 2025 and was attributable to new contracted medication fulfillment services, the increase in volume of 340B contract pharmacy services, and the improved drug costing as a result of the Medicare Maximum Fair Price program which began in January 2026. The gross profit margins for e-Commerce Operations slightly increased for the second quarter of 2026 to approximately 27% from 26% when compared to the same period in 2025.

Operating loss decreased by approximately $1.7 million for the three months ended June 30, 2026, when compared to the three months ended June 30, 2025, as a result of the increase in gross profit of approximately $1.8 million, partially offset by the increase in operating expenses of approximately $0.1 million. See detailed discussion below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Three Months Ended June 30,
	2026		2025
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
e-Commerce revenue	$4,078	34%	$4,120	31%	$(42)	(1)%
Pharmacy prescription revenue, net	5,564	47%	8,173	62%	(2,609)	(32)%
Pharmacy contract revenue	2,239	19%	947	7%	1,292	136%
Revenues, net	$11,881	100%	$13,240	100%	$(1,359)	(10)%

Our net revenues consist of e-Commerce sales of satellite phones, tracking devices, accessories and airtime plans; pharmacy prescription revenues; and pharmacy contract revenues. For the three months ended June 30, 2026, overall revenues were approximately $11.9 million compared to $13.2 million for the three months ended June 30, 2025, a decrease of approximately $1.4 million or 10.3%.

e-Commerce revenue was consistent at approximately $4.1 million for both the three months ended June 30, 2026 and 2025.

Pharmacy prescription revenue, net was approximately $5.6 million and $8.2 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of approximately $2.6 million. The decrease was primarily driven by lower reimbursement rates of approximately $1.6 million and a reduction in prescription volume of approximately $1.0 million, reflecting the changes in payer reimbursement rates and overall payer mix. Despite the decline in revenue and prescription count, gross margin significantly improved to approximately 25% from approximately 11% in the prior year period. This improvement was driven by higher gross profit per prescription reflecting a shift in dispensing mix and continued margin discipline. Additionally, beginning in early 2026, the implementation of the Medicare Maximum Fair Price program impacted reimbursement on certain Medicare prescriptions. As a result, certain prescriptions that were previously dispensed at lower margins in the prior year period generated improved margins under the updated reimbursement framework, contributing to the increase in overall gross profit.

Pharmacy contract revenue was approximately $2.2 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately $1.3 million. The increase was attributable to the increase in 340B contract revenue of approximately $0.7 million and the increase in medication fulfillment contract services (secured late in 2025) of approximately $0.6 million. The increase in 340B contract revenue was driven by an increase in our existing 340B contracts of approximately $0.6 million and an increase in new 340B contract revenue of approximately $0.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Selling, general and administrative	$2,445	$1,976	$469	24%
Salaries, wages and payroll taxes	2,296	2,561	(265)	(10)%
Depreciation and amortization	54	150	(96)	(64)%
Intangible asset amortization	26	25	1	4%
Operating expenses	$4,821	$4,712	$109	2%

Significant changes in operating expenses were as follows:

•  Selling, general and administrative increased approximately $0.5 million for the three months ended June 30, 2026, when compared to the prior year period, primarily as a result of an increase in professional fees of approximately $0.5 million, which consist of accounting fees, legal fees, and public company expenses.

•  Salaries, wages and payroll taxes were approximately $2.3 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of approximately $0.3 million or 10.3%. The decrease was attributable to a decrease in executive compensation of approximately $0.1 million and a decrease in total headcount expenses of approximately $0.3 million, partially offset by an increase in stock-based compensation of approximately $0.1 million. The reduction in headcount was primarily driven by operational efficiencies and strategic workforce realignment within our healthcare operations.

•  Depreciation and amortization decreased approximately $0.1 million for the three months ended June 30, 2026, when compared to the prior year period, primarily as a result of certain assets reaching the end of their useful lives.

Non-operating Income

Non-operating income was approximately $31.0 thousand for the three months ended June 30, 2026, compared to approximately $71.0 thousand for the three months ended June 30, 2025. The change was primarily due to a decrease in interest earned of approximately $57.0 thousand due to the decrease in cash on hand, and a change in foreign currency rates of approximately $0.1 million.

Net Loss

We recorded net losses of approximately $144.0 thousand and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. The change in net loss was a result of the factors described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues, net	$21,736	$27,166	$(5,430)	(20)%
Cost of revenue	13,630	21,419	(7,789)	(36)%
Gross profit	8,106	5,747	2,359	41%
Operating expenses	9,336	9,660	(324)	(3)%
Operating loss	(1,230)	(3,913)	2,683	(69)%
Non-operating income	(2)	(222)	220	(99)%
Loss before income taxes	(1,228)	(3,691)	2,463	(67)%
Income taxes	(48)	(40)	(8)	20%
Net loss	(1,276)	(3,731)	2,455	(66)%
Net loss attributable to non-controlling interest	14	—	14	-%
Net loss attributable to common stockholders	$(1,262)	$(3,731)	$2,469	(66)%

We recognized overall revenue from operations of approximately $21.7 million and $27.2 million, an overall decrease of approximately $5.4 million, for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025. The decrease in revenue was attributable to the decrease of approximately $5.6 million from Healthcare Operations, which was partially offset by an increase of approximately $0.2 million from e-Commerce Operations.

Gross margin increased from approximately 21% for the six months ended June 30, 2025, to approximately 37% for the six months ended June 30, 2026. The increase in gross margin during the six months ended June 30, 2026 compared to the same period in 2025 was attributable to the increase in volume of pharmacy contract revenue in the Healthcare Operations segment. Gross margin for Healthcare Operations increased for the six months ended June 30, 2026 to approximately 43% from 20% when compared to the same period in 2025 and was attributable to new contracted medication fulfillment services as well as the improved drug costing as a result of the Medicare Maximum Fair Price program which began in January 2026. The gross profit margins for e-Commerce Operations slightly increased for the six months ended June 30, 2026 to approximately 26% from 25% when compared to the same period in 2025.

Operating loss decreased by approximately $2.7 million for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, as a result of the decrease in operating expenses of approximately $0.3 million, and the increase in gross profit of approximately $2.4 million. See detailed discussion below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Our revenues were as follows (in thousands):

	Six Months Ended June 30,
	2026		2025
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
e-Commerce revenue	$7,277	33%	$7,126	26%	$151	2%
Pharmacy prescription and other revenue, net of PBM fees	10,348	48%	17,664	65%	(7,316)	(41)%
Pharmacy contract revenue	4,111	19%	2,376	9%	1,735	73%
Revenues, net	$21,736	100%	$27,166	100%	$(5,430)	(20)%

Our net revenues consist of e-Commerce sales of satellite phones, tracking devices, accessories and airtime plans; pharmacy prescription revenues; and pharmacy contract revenues. For the six months ended June 30, 2026, overall revenues were approximately $21.7 million compared to $27.2 million for the six months ended June 30, 2025, a decrease of approximately $5.4 million or 20.0%.

e-Commerce revenue was approximately $7.3 million and $7.1 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately $0.2 million primarily due to the increase in airtime sales.

Pharmacy prescription revenue, net was approximately $10.4 million and $17.7 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of approximately $7.3 million. The decrease was primarily driven by lower reimbursement rates of approximately $4.5 million and a reduction in prescription volume of approximately $2.8 million, reflecting the changes in payer reimbursement rates and overall payer mix. Despite the decline in revenue and prescription count, gross margin significantly improved to approximately 21% from approximately 9% in the prior year period. This improvement was driven by higher gross profit per prescription reflecting a shift in dispensing mix and continued margin discipline. Additionally, beginning in the first quarter of 2026, the implementation of the Medicare Maximum Fair Price program impacted reimbursement on certain Medicare prescriptions. As a result, certain prescriptions that were previously dispensed at lower margins in the prior year period generated improved margins under the updated reimbursement framework, contributing to the increase in overall gross profit.

Pharmacy contract revenue was approximately $4.1 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately $1.7 million. The increase was attributable to the increase in 340B contract revenue of approximately $0.4 million and the increase in medication fulfillment contract services (secured late in 2025) of approximately $1.3 million. The increase in 340B contract revenue was driven by an increase in our existing 340B contracts of approximately $0.5 million, which was partially offset by a decrease in new 340B contract revenue of approximately $0.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Selling, general and administrative	$4,421	$4,001	$420	10%
Salaries, wages and payroll taxes	4,745	5,288	(543)	(10)%
Depreciation and amortization	119	320	(201)	(63)%
Intangible asset amortization	51	51	—	—%
Operating expenses	$9,336	$9,660	$(324)	(3)%

Significant changes in operating expenses were as follows:

•  Selling, general and administrative increased approximately $0.4 million for the six months ended June 30, 2026, when compared to the prior year, primarily as a result of an increase in professional fees of approximately $0.5 million, which consist of accounting fees, legal fees, and public company expenses.

•  Salaries, wages and payroll taxes were approximately $4.8 million and $5.3 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of approximately $0.5 million or 10.3%. The decrease was attributable to a decrease in executive compensation of approximately $0.2 million and a decrease in total headcount expenses of approximately $0.7 million, partially offset by an increase in stock-based compensation of approximately $0.3 million. The reduction in headcount was primarily driven by operational efficiencies and strategic workforce realignment within our healthcare operations.

•  Depreciation and amortization decreased approximately $0.2 million for the six months ended June 30, 2026, when compared to the prior year, primarily as a result of certain assets reaching the end of their useful lives.

Non-operating Income

Non-operating income was approximately $2.0 thousand for the six months ended June 30, 2026, compared to approximately $0.2 million for the six months ended June 30, 2025. The change was primarily due to a decrease in interest earned of approximately $0.1 million due to the decrease in cash on hand, and a change in foreign currency rates of approximately $0.3 million.

Net Loss

We recorded net losses of approximately $1.3 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively. The change in net loss was a result of the factors described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2026, we had a cash balance of approximately $11.9 million. Our working capital was approximately $14.2 million at June 30, 2026. Our principal uses of cash include (i) purchases of pharmaceutical inventory and e-Commerce product inventory, (ii) operating expenses, including payroll, professional services, and public company expenses, (iii) technology development and platform investments, and (iv) potential acquisitions and strategic investments. We continue to closely monitor our cash position and operating expenditures. In response to recent trends and in alignment with our long-term strategic goals, we continue to implement a series of cost reduction measures aimed at improving operational efficiency and preserving liquidity. These measures include optimizing our delivery process and renegotiating certain vendor agreements. While we remain committed to investing in key growth initiatives, we are prioritizing financial discipline to ensure we maintain adequate liquidity to support ongoing operations and strategic objectives. In addition, management is exploring various options with respect to strategic alternatives to diversify our business operations, including opportunities in additional services, joint ventures, and other collaborative structures.

At-the-Market Offering Program

On May 13, 2026, we entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, pursuant to which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to approximately $3.8 million, through or to the sales agent(s) acting as our agent or principal (the “ATM Program”).

Sales of shares of our common stock under the ATM Program, if any, will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for our common stock.

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

Going Concern and Management’s Plans

As described in Note 4 to the Condensed Consolidated Financial Statements, the Company has incurred recurring operating losses and historically generated negative operating cash flows, and these conditions raised substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance of these financial statements. Management has evaluated its plans to mitigate these conditions, which include expanding the Company's long-term care pharmacy operations, increasing 340B contract pharmacy revenue, developing additional institutional medication fulfillment contracts, and implementing identified operational efficiencies. For the six months ended June 30, 2026, operating loss decreased to approximately $1.2 million from $3.9 million and cash used in operating activities decreased to approximately $1.5 million from $3.1 million. As of June 30, 2026, the Company had cash of approximately $11.9 million and $3.8 million of remaining availability under the ATM Program. Based on these results, management's projections of operating results and cash flows for the twelve months following issuance, and the Company's liquidity position, management has concluded that its plans, which are probable of being effectively implemented and probable of mitigating the relevant conditions, alleviate the substantial doubt about the Company's ability to continue as a going concern.

As of the date of filing this Quarterly Report on Form 10-Q, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.

Our long-term cash requirements (beyond the next 12 months from filing this Quarterly Report on Form 10-Q) include lease obligations, note payable obligations, and potential capital investments in technology development and strategic acquisitions. We anticipate funding these long-term requirements through cash generated from operations, available cash on hand, and, if necessary, proceeds from future equity or debt financings. We do not have any material commitments for capital expenditures as of June 30, 2026.

Pharmacy Acquisition

Subsequent to the period ended June 30, 2026, on July 14, 2026, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Ron G. Scott (the “Seller”) to acquire 100% of the membership interests in Scott’s Pharmacy, LLC, a community pharmacy in Molino, Florida (the “Target”). We will acquire the Target for $1.5 million in cash, subject to a post-signing inventory adjustment. $50.0 thousand was deposited in escrow as an initial payment, credited at closing. At closing, the Seller receives the balance (subject to inventory adjustment), and $50.0 thousand is held back in escrow for indemnification. For additional information, see Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements – Note 3 – Summary of Significant Accounting Policies.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our cash flows (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net change in cash from:
Operating activities	$(1,498)	$(3,100)
Investing activities	—	98
Financing activities	(288)	(261)
Effect of exchange rate on cash	17	(62)
Change in cash	(1,769)	(3,325)
Cash at end of period	$11,940	$16,635

Cash Flow from Operating Activities

Net cash used in operating activities totaled approximately $1.5 million and $3.1 million for the six months ended June 30, 2026 and 2025, respectively, and changed by approximately $1.6 million period-over-period. The favorable change of approximately $1.6 million was primarily attributable to the following:

• an increase in cash received from e-Commerce Operations of approximately $0.2 million due to the year-over-year revenue increase and the timing of collections of outstanding receivables;

• a decrease in cash received from Healthcare Operations of approximately $5.6 million due to the year-over-year revenue decrease and the timing of collections of outstanding receivables;

• a decrease in cash paid for inventory purchases and other costs of revenue of approximately $5.4 million;

• a decrease in cash paid for salaries and related expenses of approximately $1.2 million due to the decrease in executive compensation and decreased headcount;

• a decrease in cash paid for other recurring operating expenses of approximately $0.6 million due to the timing of payables; and

• a decrease in cash paid for other non-recurring expenses of approximately $0.1 million due to litigation matters and merger costs in the prior year period.

Cash Flow from Investing Activities

There were no cash flows from investing activities for the six months ended June 30, 2026. Net cash provided by investing activities for the six months ended June 30, 2025 was approximately $0.1 million, primarily attributable to the purchase and sales of vehicles for our Healthcare Operations delivery fleet.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $0.3 million for both the six months ended June 30, 2026 and 2025 and was attributable to the repayment of notes payable.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Identification of Material Weakness

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses related to (i) the accounting estimate of a PBM performance bonus receivable and (ii) the accounting for the valuation of the modification of certain PIPE warrants. The material weaknesses related to the PBM performance bonus receivable and PIPE warrant modification remained unremediated as of June 30, 2026.

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

Accounting Estimate of PBM Performance Bonus Receivable

To address the material weakness related to the estimation of performance-based bonus receivables, management implemented the following actions as of June 30, 2026: (i) established a standardized quarterly process for estimating performance-based bonus receivables, including documented estimates retrieved timely from third-party adherence data and performance metrics and (ii) designed and implemented documented review controls performed by senior management to evaluate the reasonableness of the estimate. These controls operated during each of the first and second quarters of 2026. Management has substantially completed testing of the design and operating effectiveness of these controls. Management expects to conclude on the remediation of this material weakness as of December 31, 2026, subject to the controls continuing to operate effectively for a sufficient period of time and the completion of management’s testing.

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

(c) Changes in internal controls over financial reporting. Other than ongoing remediation activities related to the material weaknesses described above, there were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 28, 2024, Alan Jay Weisberg, the former Chief Executive Officer and Chairman of Progressive Care Inc. (“RXMD”), filed a putative class action suit on behalf of himself and all other former RXMD stockholders against NextPlat, Charles M. Fernandez, the former Chief Executive Officer and Executive Chairman of NextPlat, and Rodney Barreto, a director of NextPlat. The complaint purports to allege a breach of fiduciary duty by NextPlat and Messrs. Fernandez and Barreto in connection with the merger of RXMD with and into a wholly owned subsidiary of NextPlat (the “Merger”), which Merger was completed on October 1, 2024 following approval by the stockholders of each of NextPlat and RXMD in stockholder meetings held on September 13, 2024 by NextPlat and RXMD, respectively. Among other things, the complaint asserts that the consideration paid to Mr. Weisberg and the other RXMD stockholders in connection with the Merger was insufficient. The monetary relief requested in the complaint includes compensatory and rescissory damages in an unspecified dollar amount. The complaint is pending in the Court of Chancery of the State of Delaware. The caption is Alan Jay Weisberg v. Charles M. Fernandez, Rodney Barreto and NextPlat Corp., and the case number is C.A. No. 20. 24-1097-MTZ.

The Company believes the claims asserted in the action are without merit and intends to continue to vigorously defend against the lawsuit. The Company filed a motion to dismiss the complaint, which was denied by the court on December 3, 2025. Although the parties have engaged in discussions regarding a potential resolution of the matter, no agreement has been reached and there can be no assurance that the matter will be resolved on acceptable terms or at all. Based on currently available information and after consultation with legal counsel, management determined that a loss associated with this matter is probable and reasonably estimable in accordance with applicable accounting guidance. Accordingly, as of June 30, 2026, the Company has maintained an accrual of approximately $1.75 million, which represents management’s current estimate of loss exposure and corresponds to the Company’s applicable insurance retention under its directors’ and officers’ liability insurance coverage. The ultimate outcome of the matter remains uncertain, and the actual loss could differ materially from the amount accrued. Any such difference could have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows in the period in which the matter is resolved.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1	At-The-Market Offering Agreement, dated May 13, 2026, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14. 2026).
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 6, 2026).
10.1	Membership Interest Purchase Agreement, dated as of July 14, 2026 by and between Ron G. Scott and Progressive Care LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2026).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
101	The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Comprehensive Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2026	NEXTPLAT CORP

	By:	/s/ David Phipps
David Phipps
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Amanda Ferrio
Amanda Ferrio
Chief Financial Officer
(Principal Financial and Accounting Officer)